Form 10-Q
period 1993-12-31
LANCASTER COLONY CORP
filed 1994-02-10
CIK 57515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1993

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number 0-4065-1

                          LANCASTER COLONY CORPORATION
             (Exact name of registrant as specified in its charter)


             OHIO                                   13-1955943
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


                  37 WEST BROAD STREET, COLUMBUS, OHIO  43215
                    (Address of principal executive offices)
                                   (Zip Code)

                                  614-224-7141
              (Registrant's telephone number, including area code)


                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No
                                        ----        ----

  As of December 31, 1993, there were 22,668,616 shares of common stock, no par value per share, outstanding.





                                     1 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Consolidated Condensed Balance Sheets -
                 December 31, 1993 and June 30, 1993                        3

         Consolidated Condensed Statements of Income -
                 Three Months and Six Months
                 Ended December 31, 1993 and 1992                           4

         Consolidated Condensed Statements of Cash Flows -
                 Six Months Ended December 31, 1993 and 1992                5

         Notes to Consolidated Condensed Financial Statements               6

         Management's Discussion and Analysis of the Results
                 of Operations and Financial Condition                     7-8


Part II.  Other Information

         Item 1 - Legal Proceedings                                         8

         Item 6 - Exhibits and Reports on Form 8-K                          8

         Signatures                                                         9






                                     2 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    December 31              June 30
                                                                       1993                   1993
                                                                   ------------           ------------
                                                                    (Unaudited)
ASSETS
  Current Assets:
        Cash and equivalents                                       $ 20,466,000           $ 16,502,000

        Receivables                                                  83,539,000             70,844,000
        Less allowance for doubtful accounts                          3,302,000              2,870,000
                                                                   ------------           ------------
             Receivables - net                                       80,237,000             67,974,000

        Inventories:
           Raw materials and supplies                                25,749,000             22,331,000
           Finished goods and work in process                        74,886,000             72,900,000
                                                                   ------------           ------------
             Total inventories                                      100,635,000             95,231,000

        Prepaid expenses and other current assets                     9,087,000              8,483,000
                                                                   ------------           ------------
             Total current assets                                   210,425,000            188,190,000

  Property, Plant and Equipment - At cost                           256,972,000            249,801,000
  Less Accumulated Depreciation                                     159,644,000            151,204,000
                                                                   ------------           ------------
             Property, plant and equipment - net                     97,328,000             98,597,000

  Other Assets                                                       18,287,000             15,263,000
                                                                   ------------           ------------
  Total Assets                                                     $326,040,000           $302,050,000
                                                                   ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
        Current portion of long-term debt                          $  1,648,000           $  1,797,000
        Accounts payable                                             28,315,000             26,334,000
        Accrued liabilities                                          37,384,000             33,411,000
                                                                   ------------           ------------
             Total current liabilities                               67,347,000             61,542,000

  Long-Term Debt - Less current portion                              33,725,000             34,586,000
  Other Noncurrent Liabilities                                        8,968,000              8,852,000
  Deferred Income Taxes                                               3,815,000              5,060,000

  Shareholders' Equity:
        Preferred stock - authorized 2,650,000 shares
           issuable in series; Class A - $1.00 par value,
           authorized 350,000 shares; Class B and C -
           no par value, authorized 1,150,000 shares each;
           outstanding - none
        Common stock - authorized 35,000,000 shares;
           issued December 31, 1993 - no par value -
           22,881,616 shares; June 30, 1993 -
           no par value - 22,830,680 shares                          22,441,000             20,572,000
        Retained earnings                                           202,024,000            179,835,000
        Foreign currency translation adjustment                         537,000                605,000
                                                                   ------------           ------------
             Total                                                  225,002,000            201,012,000

        Less:
           Common stock in treasury, at cost
             December 31, 1993 - 213,000 shares;
             June 30, 1993 - 114,000 shares                           7,703,000              3,888,000
           Amount due from ESOP                                       5,114,000              5,114,000
                                                                   ------------           ------------
             Total shareholders' equity                             212,185,000            192,010,000
                                                                   ------------           ------------
  Total Liabilities and Shareholders' Equity                       $326,040,000           $302,050,000
                                                                   ============           ============

  See Notes to Consolidated Condensed Financial Statements

                                     3 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                      Three Months Ended                         Six Months Ended
                                         December 31                                December 31
                                      1993            1992                     1993               1992
Net Sales                         $192,757,000     $170,783,000            $365,578,000       $323,075,000

Cost of Sales                      130,555,000      114,823,000             248,968,000        219,535,000
                                  ------------     ------------            ------------       ------------

Gross Margin                        62,202,000       55,960,000             116,610,000        103,540,000

Selling, General and
  Administrative Expenses           36,457,000       35,365,000              68,305,000         64,893,000
                                  ------------     ------------            ------------       ------------

Operating Income                    25,745,000       20,595,000              48,305,000         38,647,000

Other Income (Expense):
         Interest expense             (802,000)        (990,000)             (1,496,000)        (1,979,000)
         Interest income and
           other - net                 184,000          (68,000)                203,000            (19,000)
                                  ------------     ------------             -----------       ------------

Income Before Income Taxes          25,127,000       19,537,000              47,012,000         36,649,000

Taxes Based on Income                9,610,000        7,500,000              18,475,000         14,071,000
                                  ------------     ------------            ------------       ------------

Net Income                        $ 15,517,000     $ 12,037,000            $ 28,537,000       $ 22,578,000
                                  ============     ============            ============       ============

Net Income Per Common Share             $ .68            $ .53                    $1.25              $ .99

Cash Dividends Per Common
         Share                          $ .15            $ .13                    $ .28              $ .24

Weighted Average Common
         Shares Outstanding         22,762,669      22,864,031               22,757,640         22,861,215
                                  ============    ============             ============       ============

See Notes to Consolidated Condensed Financial Statements




                                     4 of 9

                LANCASTER COLONY CORPORATION AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                                         Six Months Ended
                                                                           December 31
                                                                       1993                1992
                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $28,537,000           $22,578,000
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                 11,921,000            10,780,000
      Deferred income taxes and other noncash charges                 (329,000)           (1,012,000)
      Gain on sale of property                                         (18,000)              (17,000)
      Changes in operating assets and liabilities:
          Receivables                                              (12,263,000)           (7,949,000)
          Inventories                                               (3,739,000)            4,499,000
          Prepaid expenses and other current assets                   (604,000)           (2,327,000)
          Accounts payable                                           1,981,000             2,285,000
          Accrued liabilities                                        3,973,000            (1,019,000)
                                                                   -----------           -----------

      Net cash provided by operating activities                     29,459,000            27,818,000
                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition                                                      (5,438,000)
   Payments on property additions                                   (9,390,000)           (9,660,000)
   Proceeds from sale of property                                       90,000                29,000
   Other - net                                                      (1,456,000)             (625,000)
                                                                   -----------           -----------

      Net cash used in investing activities                        (16,194,000)          (10,256,000)
                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                       (3,815,000)
   Payment of dividends                                             (6,348,000)           (5,470,000)
   Payments on long-term debt                                       (1,010,000)           (1,604,000)
   Common stock issued upon exercise of stock
      options including related tax benefits                         1,869,000               220,000
   Payments on short-term bank loans                                                      (7,500,000)
                                                                   -----------           -----------

   Net cash used in financing activities                            (9,304,000)          (14,354,000)
                                                                   -----------           -----------

Effect of exchange rate changes on cash                                  3,000              (113,000)
                                                                   -----------           -----------
Net change in cash and equivalents                                   3,964,000             3,095,000
Cash and equivalents at beginning of year                           16,502,000             7,418,000
                                                                   -----------           -----------
Cash and equivalents at end of period                              $20,466,000           $10,513,000
                                                                   ===========           ===========


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

   Cash paid during the period for:
          Interest                                                 $ 1,484,000           $ 1,963,000
                                                                   ===========           ===========
          Income taxes                                             $18,992,000           $17,912,000
                                                                   ===========           ===========


See Notes to Consolidated Condensed Financial Statements





                                     5 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED DECEMBER 31, 1993 AND 1992

(1) The interim consolidated condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated condensed financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended June 30, 1993.

(2) Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period.

(3) On April 15, 1993, a four-for-three stock split was effected whereby one additional common share was issued for each three shares outstanding to shareholders of record on March 15, 1993.
          Accordingly, all per share data and the weighted average common shares outstanding for the three and six month periods ended December 31, 1992 in the accompanying consolidated condensed financial statements have been retroactively adjusted for this split.

(4) As approved by its shareholders, the Company has an incentive stock option plan by which 2,718,751 common shares may be issued under options granted pursuant to terms of the plan. As of December 31, 1993, employee options for 1,975,702 shares have been granted and 1,712,483 have been exercised.

(5) In July 1993, the Company acquired substantially all of the net operating assets and customer base of Romanoff International, a specialty food marketer of caviar and other specialty food products, for cash of approximately $5,438,000. Its results of operations have been included in the accompanying consolidated condensed financial statements since the date of acquisition and are immaterial in relation to the consolidated totals.





                                     6 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE PERIODS ENDED DECEMBER 31, 1993 AND 1992

                             RESULTS OF OPERATIONS

      Net sales of $192,757,000 and $365,578,000 for the three and six months ended December 31, 1993 increased 12.9% and 13.2%, respectively, over the comparable periods of 1992. Cyclical improvements in domestic new vehicle sales led to increased sales of the Automotive segment's products, both with respect to automotive floormats sold to original equipment manufacturers and aftermarket items associated with light trucks and vans. Despite increased market competition among certain product lines, sales of the Specialty Foods segment continued to achieve growth during these periods primarily as a result of greater market penetration and the impact of recently introduced products. Similar factors affecting the sales of candle products contributed to improvement in the net sales of the Glassware and Candles segment.

      The Company's consolidated gross margin percentages were 32.3% and 31.9% for the respective three-and six-month periods ended December 31, 1993, which overall are comparable to the related periods of 1992 of 32.8% and 32.0%. Consolidated gross margins in 1993 have benefitted from the Glassware and Candles segment experiencing a favorable sales mix and greater manufacturing efficiencies. Specialty Foods margins were adversely affected in the most recent quarter by increases in certain food commodity costs as caused by the adverse weather conditions experienced in the summer of 1993. This impact was most significant to the Specialty Foods segment in its effect on the cost of soybean oil, a primary ingredient in several product lines of this segment. Where applicable, sales prices are being adjusted so as to at least partially offset the effects of the increased production costs.

      Interest expense totalled $802,000 and $1,496,000 for the three and six months ended December 31, 1993, respectively, a decrease from the prior year's comparable totals of $990,000 and $1,979,000. This improvement reflects lower average outstanding borrowings.

      The overall effective income tax rate for the three months ended December 31, 1993 was 38.2% compared to 38.4% in 1992. For the 1993 six-month period, this percentage was 39.3% compared to 38.4% in 1992. The latter fluctuation results primarily from the effects of the Omnibus Budget Reconciliation Act of 1993 which was enacted in August 1993. This legislation increased the Company's Federal statutory rate from 34% to 35% during the current year and future periods. Additionally, the overall effective rate increased for the six months due to a charge of $400,000 being provided in August for the cumulative effect of the Act's retroactive provisions to July 1, 1993.

      The foregoing factors combined to permit the Company's net income to increase by 28.9% and 26.4% to $15,517,000 and $28,537,000 for the respective 1993 periods compared to the 1992 comparable totals of $12,037,000 and $22,578,000.

                              FINANCIAL CONDITION

      As of December 31, 1993, the Company's net working capital totalled $143,078,000 compared to $126,648,000 at June 30. The current ratio has remained unchanged between these two dates at approximately 3.1:1. Net accounts receivable increased $12,263,000 since June 30 to $80,237,000, which is reflective of the increase in sales which occurred in the quarter ending December 31.





                                     7 of 9

      For the six months ended December 31, 1993, net cash provided by operating activities totalled $29,459,000 compared to $27,818,000 in the corresponding period of 1992. Non-operating uses of cash included $5,438,000 for the July 1993 acquisition of the net operating assets and customer base of a specialty foods marketer. Additionally, the current year cash dividends on the Company's common stock increased 16.1%, which primarily reflects a higher effective dividend rate. Capital expenditures through December 1993 of $9,390,000 are comparable to 1992 levels.

      Including both short- and long-term debt within total capitalization, such debt was 14.3% of total capitalization at December 31 compared to 15.9% as of June 30. The Company continues to maintain discretionary bank lines of credit in excess of $150,000,000 as a contingent source of short-term financing for future working capital or other temporary cash requirements.

                          PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      In its Annual Report on Form 10-K for the fiscal year ended June 30, 1993, the registrant reported that the United States had filed an action against it and Pretty Products, Inc. ("Pretty Products") pursuant to Section 107 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") seeking recovery of response costs incurred or to be incurred by the United States Environmental Protection Agency ("U.S. EPA") in connection with the clean-up of the Coshocton City Landfill. The litigation, which was expected to come to trial during the first half of 1994, has been temporarily halted to enable the parties to pursue settlement discussions. The parties have reached agreement on certain key issues but no binding settlement agreement or consent decree has been executed. The parties have informed the Court that they anticipate submitting a proposed consent decree during 1994.
It remains the opinion of management that the ultimate resolution of this matter will not have a material adverse affect on the registrant's financial condition or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended December 31, 1993.





                                     8 of 9

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LANCASTER COLONY CORPORATION



Date:     February 9, 1994                    BY: /S/ John B. Gerlach
       ------------------------------             ----------------------------
                                                        JOHN B. GERLACH
                                                      President and Chief
                                                       Financial Officer


Date:     February 9, 1994                    BY: /S/ John L. Boylan
       ------------------------------             ----------------------------
                                                        JOHN L. BOYLAN
                                                        Treasurer and
                                                     Assistant Secretary





                                     9 of 9