Form 10-Q
period 1994-03-31
LANCASTER COLONY CORP
filed 1994-05-09
CIK 57515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______ to______

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes X       No
                                       ---        ---

  As of March 31, 1994, there were 22,656,630 shares of common stock, no par value per share, outstanding.





                                     1 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                  Page No.
                                                                  --------
Part I.  Financial Information

      Consolidated Condensed Balance Sheets -
              March 31, 1994 and June 30, 1993                        3

          Consolidated Condensed Statements of Income -
              Three Months and Nine Months
              Ended March 31, 1994 and 1993                           4

          Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended March 31, 1994 and 1993               5

          Notes to Consolidated Condensed Financial Statements        6

          Management's Discussion and Analysis of the Results
              of Operations and Financial Condition                  7-8

Part II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K                   8

          Signatures                                                  9





                                     2 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   March 31                    June 30
                                                                    1994                        1993
                                                                ------------                ------------
                                                                 (Unaudited)
ASSETS
  Current Assets:
        Cash and equivalents                                    $ 24,155,000                $ 16,502,000

        Receivables                                               87,535,000                  70,844,000
        Less allowance for doubtful accounts                       3,664,000                   2,870,000
                                                                ------------                ------------
             Receivables - net                                    83,871,000                  67,974,000

        Inventories:
           Raw materials and supplies                             27,343,000                  22,331,000
           Finished goods and work in process                     78,024,000                  72,900,000
                                                                ------------                ------------
             Total inventories                                   105,367,000                  95,231,000

        Prepaid expenses and other current assets                  9,289,000                   8,483,000
                                                                ------------                ------------
             Total current assets                                222,682,000                 188,190,000

  Property, Plant and Equipment - At cost                        262,352,000                 249,801,000
  Less Accumulated Depreciation                                  164,343,000                 151,204,000
                                                                ------------                ------------
             Property, plant and equipment - net                  98,009,000                  98,597,000

  Other Assets                                                    17,058,000                  15,263,000
                                                                ------------                ------------
  Total Assets                                                  $337,749,000                $302,050,000
                                                                ============                ============
LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
        Current portion of long-term debt                       $  1,551,000                $  1,797,000
        Accounts payable                                          33,186,000                  26,334,000
        Accrued liabilities                                       36,334,000                  33,411,000
                                                                ------------                ------------
             Total current liabilities                            71,071,000                  61,542,000

  Long-Term Debt - Less current portion                           33,501,000                  34,586,000

  Other Noncurrent Liabilities                                     8,980,000                   8,852,000

  Deferred Income Taxes                                            3,379,000                   5,060,000

  Shareholders' Equity:
        Preferred stock - authorized 2,650,000 shares
           issuable in series; Class A - $1.00 par value,
           authorized 350,000 shares; Class B and C -
           no par value, authorized 1,150,000 shares each;
           outstanding - none
        Common stock - authorized 35,000,000 shares;
           issued March 31, 1994 - no par value -
           22,924,630 shares; June 30, 1993 -
           no par value - 22,830,680 shares                       23,728,000                  20,572,000

        Retained earnings                                        211,861,000                 179,835,000

        Foreign currency translation adjustment                      443,000                     605,000
                                                                ------------                ------------
             Total                                               236,032,000                 201,012,000

        Less:
           Common stock in treasury, at cost
             March 31, 1994 - 268,000 shares;
             June 30, 1993 - 114,000 shares                       10,100,000                   3,888,000
           Amount due from ESOP                                    5,114,000                   5,114,000
                                                                ------------                ------------
             Total shareholders' equity                          220,818,000                 192,010,000
                                                                ------------                ------------
  Total Liabilities and Shareholders' Equity                    $337,749,000                $302,050,000
                                                                ============                ============

  See Notes to Consolidated Condensed Financial Statements



                                     3 of 9

                                           LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                            (UNAUDITED)


                                                 Three Months Ended                        Nine Months Ended
                                                      March 31                                  March 31
                                            1994                   1993                  1994                1993

Net Sales                               $171,492,000            $148,795,000         $537,070,000         $471,870,000

Cost of Sales                            117,634,000             104,118,000          366,602,000          323,653,000
                                        ------------            ------------         ------------         ------------

Gross Margin                              53,858,000              44,677,000          170,468,000          148,217,000

Selling, General and
  Administrative Expenses                 31,497,000              28,263,000           99,802,000           93,156,000
                                        ------------            ------------         ------------         ------------

Operating Income                          22,361,000              16,414,000           70,666,000           55,061,000

Other Income (Expense):
         Interest expense                   (700,000)               (928,000)          (2,196,000)          (2,907,000)
         Interest income and
           other - net                        79,000                  19,000              282,000
                                        ------------            ------------          -----------         ------------

Income Before Income Taxes                21,740,000              15,505,000           68,752,000           52,154,000

Taxes Based on Income                      8,501,000               5,878,000           26,976,000           19,949,000
                                        ------------            ------------         ------------         ------------

Net Income                              $ 13,239,000            $  9,627,000         $ 41,776,000         $ 32,205,000
                                        ============            ============         ============         ============

Net Income Per Common Share                    $ .58                   $ .42                $1.84                $1.41

Cash Dividends Per Common
         Share                                 $ .15                 $ .1275                $ .43              $ .3675

Weighted Average Common
         Shares Outstanding                22,774,086             22,894,136           22,763,121           22,876,188
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

See Notes to Consolidated Condensed Financial Statements





                                     4 of 9

                                           LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                            (UNAUDITED)

                                                                        Nine Months Ended
                                                                             March 31
                                                                       1994              1993
                                                                -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $41,776,000           $32,205,000
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                              18,009,000            16,244,000
      Deferred income taxes and other noncash charges              (753,000)           (1,104,000)
      Loss (gain) on sale of property                               (13,000)               54,000
      Changes in operating assets and liabilities:
          Receivables                                           (15,897,000)           (8,137,000)
          Inventories                                            (8,471,000)            3,388,000
          Prepaid expenses and other current assets                (806,000)           (1,312,000)
          Accounts payable                                        6,852,000             3,021,000
          Accrued liabilities                                     2,923,000            (2,093,000)
                                                                -----------           -----------
      Net cash provided by operating activities                  43,620,000            42,266,000
                                                                -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments on property additions                               (15,460,000)          (13,861,000)
   Acquisition                                                   (5,438,000)
   Proceeds from sale of property                                   144,000                30,000
   Other - net                                                   (1,072,000)           (1,004,000)
                                                                -----------           -----------
      Net cash used in investing activities                     (21,826,000)          (14,835,000)
                                                                -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                                          (9,750,000)           (8,379,000)
   Payments on long-term debt                                    (1,331,000)           (5,878,000)
   Purchase of treasury stock                                    (6,212,000)
   Common stock issued upon exercise of stock
      options including related tax benefits                      3,156,000               380,000
   Payments on short-term bank loans                                                   (9,500,000)
                                                                -----------           -----------
   Net cash used in financing activities                        (14,137,000)          (23,377,000)
                                                                -----------           -----------
Effect of exchange rate changes on cash                              (4,000)              (93,000)
                                                                -----------           -----------
Net change in cash and equivalents                                7,653,000             3,961,000
Cash and equivalents at beginning of year                        16,502,000             7,418,000
                                                                -----------           -----------
Cash and equivalents at end of period                           $24,155,000           $11,379,000
                                                                ===========           ===========
SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

   Cash paid during the period for:
          Interest                                              $ 2,708,000           $ 3,433,000
                                                                ===========           ===========
          Income taxes                                          $30,811,000           $26,774,000
                                                                ===========           ===========

See Notes to Consolidated Condensed Financial Statements


                                     5 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 FOR THE PERIODS ENDED MARCH 31, 1994 AND 1993

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

(3) As approved by its shareholders, the Company has an incentive stock option plan by which 2,718,751 common shares may be issued under options granted pursuant to terms of the plan. As of March 31, 1994, employee options for 1,975,169 shares have been granted and 1,755,497 have been exercised.

(4) In July 1993, the Company acquired substantially all of the net operating assets and customer base of Romanoff International, a specialty food marketer of caviar and other specialty food products, for cash of approximately $5,438,000. Its results of operations have been included in the accompanying consolidated condensed financial statements since the date of acquisition and are immaterial in relation to the consolidated totals.





                                     6 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 FOR THE PERIODS ENDED MARCH 31, 1994 AND 1993

                             RESULTS OF OPERATIONS

          The Company's consolidated net sales for the nine months ended March 31, 1994 totalled $537,070,000 which represented a 14% increase from the prior year's comparable sales total of $471,870,000. For the three months ended March 31, 1994, net sales increased 15% to $171,492,000 from the comparable 1993 total of $148,795,000. These increases reflect growth achieved within each of the Company's three operating segments.

          The net sales of specialty foods products grew primarily as a result of increased unit volume, although selective selling price increases have been implemented to at least partially offset the impact of significantly higher costs of soybean oil, a primary ingredient in several product lines of this segment. The Automotive segment has benefitted from the ongoing recovery in the sales of new vehicles, particularly that of light trucks. This cyclical improvement contributed to greater demand from original equipment manufacturers for automotive floormats, as well as higher aftermarket demand for light truck and van accessories. Significant increases in the sales of candles has led the growth in the Glassware and Candles segment.

          The 1994 consolidated gross margin percentages increased slightly compared to the corresponding periods of 1993. This improvement has been assisted by volume-driven efficiencies achieved within the Automotive and Glassware and Candles segments. Gross margins, however, within the Specialty Foods segment have been adversely affected by the higher commodity costs mentioned above. The Company anticipates that recently implemented increases in sales prices will help improve this segment's gross margins over the remainder of the fiscal year.

          As a percentage of net sales, operating expenses totalled 19% and 18% for the respective nine and three month periods ended March 31, 1994 compared to 20% and 19% of the corresponding periods of fiscal 1993. In a year with significant sales increases, this decline is affected by the semivariable nature of these expenses.

          The reduction in interest expense during the 1994 periods is largely attributable to lower average borrowings outstanding.

          As a result of the above factors, income before income taxes increased by 32% to $68,752,000 for the nine months ended March 31, 1994 and by 40% to $21,740,000 for the fiscal 1994 third quarter.

          The Company's overall effective tax rate for fiscal 1994 was effected by the August, 1993 enactment of the Omnibus Budget Reconciliation Act of 1993. This legislation increased the Company's Federal statutory rate from 34% to 35% during the current year and for future periods. Additionally, a charge of $400,000 was provided in August for the cumulative effect of the Act's retroactive provisions to July 1, 1993.

          The foregoing factors resulted in net income increasing by 30% and 38% to $41,776,000 and $13,239,000 for the respective nine and three month periods of fiscal 1994 compared to the 1993 comparable totals of $32,205,000 and $9,627,000.




                                     7 of 9

                              FINANCIAL CONDITION

          Since June 30, the Company's net working capital has increased by 20% from $126,648,000 to $151,611,000 with the consolidated current ratio remaining essentially unchanged at 3.1:1.0. The Company's higher sales volume during fiscal 1994 has resulted in generally corresponding increased levels of accounts receivable and inventory. The March balance of accounts receivables was also affected by the relatively greater level of sales occurring in March, 1994 compared to June, 1993. The overall level of profitability contributed to the increase in cash and equivalents from $16,502,000 at June 30 to $24,155,000 at March 31.

          Net cash provided by operating activities for the nine months ended March 31, 1994 totalled $43,620,000 compared to $42,266,000 during the corresponding period of fiscal 1993. Significant nonoperating activities occurring during the current year included the expenditure of $5,438,000 in August for the operating assets of a specialty foods marketer, the repurchase of $6,212,000 of the Company's common stock and an increase in total dividend payments resulting from a higher effective declared dividend rate.

          The Company continues to maintain significant discretionary credit lines with commercial banks as a contingent source of short-term financing for future working capital or other temporary cash requirements. However, the overall proportion of debt to capitalization, including both short- and long-term debt within total capitalization, has declined from 16% at June 30, 1993 to 14% at March 31.

                          PART II.  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended March 31, 1994.





                                     8 of 9

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LANCASTER COLONY CORPORATION



Date:     May  6, 1994                        BY:/S/John B. Gerlach
     ---------------------------                 ---------------------------
                                                        JOHN B. GERLACH
                                                      President and Chief
                                                       Financial Officer


Date:     May  6, 1994                        BY:/S/John L. Boylan
     ---------------------------                 ---------------------------
                                                        JOHN L. BOYLAN
                                                        Treasurer and
                                                      Assistant Secretary





                                     9 of 9