Form 10-K
period 1994-06-30
LANCASTER COLONY CORP
filed 1994-09-23
CIK 57515

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1994

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from................. to .................

COMMISSION FILE NUMBER 0-4065-1

                          LANCASTER COLONY CORPORATION

             (Exact name of registrant as specified in its charter)

                  OHIO                                 13-1955943
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification No.)

       37 WEST BROAD STREET, COLUMBUS, OHIO              43215
        (Address of principal executive offices)       (Zip Code)

                                  614-224-7141
                        (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------
                   COMMON STOCK--NO PAR VALUE PER SHARE
(INCLUDING SERIES A PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS)

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  _X_     No_____

      The aggregate market value of Common Stock held by non-affiliates on September 1, 1994 was approximately $817,000,000.

      As of September 1, 1994, there were approximately 30,057,000 shares of Common Stock, no par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference to this annual report: Registrant's 1994 Annual Report to Shareholders - Parts I and
II. Proxy Statement for the Annual Meeting of Shareholders to be held November 21, 1994; to be filed - Part III. The 1994 Annual Report to Shareholders and 1994 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

                                     PART I

Item 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

      Lancaster Colony Corporation was reincorporated in Ohio effective January 2, 1992. Prior to this date Lancaster Colony Corporation had been a Delaware Corporation organized in 1961. As used herein the term "registrant," unless the context otherwise requires, refers to Lancaster Colony Corporation and its subsidiaries.

DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

      The registrant operates in three business segments - specialty foods, automotive, and glassware and candles - which accounted for approximately 40%, 33% and 27%, respectively, of consolidated net sales for the fiscal year ended June 30, 1994. The financial information relating to business segments for the three years ended June 30, 1994, appearing in Exhibit 13 in this Form 10-K Annual Report, is incorporated by reference. Further description of each business segment the registrant operates within is provided below.

                                SPECIALTY FOODS

      The food products manufactured and sold by the registrant include salad dressings and sauces marketed under the brand names "Marzetti," "Pfeiffer" and "Girard's"; frozen unbaked pies marketed under the brand names "Mountain Top" and "Reames"; hearth-baked frozen breads marketed under the brand name "New York Frozen Foods"; refrigerated chip and produce dips, dairy snacks and desserts marketed under the brand names "Oak Lake Farms," "Allen" and/or "Marzetti"; premium dry egg noodles marketed under the brand names "Inn Maid" and "Amish Kitchen"; frozen specialty noodles, pastas, and breaded specialty items marketed under the brand name "Reames" and caviar marketed under the brand name "Romanoff."

      The salad dressings and sauces are manufactured in Columbus, Ohio; Wilson, New York; Atlanta, Georgia and Milpitas, California. The dressings are sold in various metropolitan areas with sales being made both to retail and foodservice markets.

      The frozen unbaked pies are marketed principally in the midwestern United States through salesmen and food brokers to institutional distributors and retail outlets. A significant portion of the frozen bread sales is directed to the foodservice market.

      The refrigerated chip and produce dips, dairy snacks and desserts are sold through food brokers and distributors primarily in the midwestern and southeastern parts of the United States. The distribution of these products to other parts of the country has significantly increased over the last three years.

      The dry egg noodles are marketed by brokers principally in Ohio, Michigan, Indiana and Kentucky.

      The "Reames" line is sold through brokers and distributors in various metropolitan areas principally in the central and midwestern United States.

      This segment is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a significant adverse effect on operating results. Although the Company is a leading producer of salad dressings, all of the markets in which the registrant sells food products are highly competitive in the areas of price, quality and customer service.

     During fiscal year 1994, the registrant obtained adequate supplies of raw materials for this segment.

      The registrant's firm order backlog at June 30, 1994, in this business segment, was approximately $3,089,000 as compared to a backlog of approximately $2,749,000 as of the end of the preceding fiscal year. It is expected that all of these orders will be filled during the current fiscal year. The operations of this segment are not affected to any material extent by seasonal fluctuations. The registrant does not utilize any franchises or concessions in this business segment. The trade names under which it operates are significant to the overall success of this segment. However, the patents and licenses under which it operates are not essential to the overall success of this segment.

                                   AUTOMOTIVE

      The registrant manufactures and sells a complete line of rubber, vinyl and carpeted car mats both in the aftermarket and to original equipment manufacturers. Other products are pickup truck bed mats, running boards, bed liners and other accessories for pickup trucks and vans, truck and trailer splash guards and quarter fenders, accessories such as tissue holders, litter caddies and oil drain pans and new car components. The automotive aftermarket products are marketed primarily through mass merchandisers and automotive outlets under the name "Rubber Queen" and the registrant sells bed liners under the "Protecta" and "Line-A-Bed" trademarks, running boards under the "Dee Zee" name, as well as under private labels. Although minor, rubber matting sales are also included in this segment. The aggregate sales of two customers accounted for approximately 32% of this segment's total net sales during 1994. No other customer accounted for more than 10% of this segment's total net sales. Although the Company is a market leader in many of its product lines, all the markets in which the registrant sells automotive products are highly competitive in the areas of design, price, quality and customer service.

      During fiscal year 1994, the registrant obtained adequate supplies of raw materials for this segment.

      The registrant's firm order backlog at June 30, 1994, in this business segment, was approximately $12,503,000 as compared to a backlog of approximately $7,257,000 as of the end of the preceding fiscal year. It is expected that all of these orders will be filled during the current fiscal year. The operations of this segment are not affected to any material extent by seasonal fluctuations. The registrant does not utilize any significant franchises or concessions in this segment. The patents, trademarks and licenses under which it operates are generally not essential to the overall success of this segment.

                             GLASSWARE AND CANDLES

      Glass products include a broad range of machine pressed and machine blown consumer glassware and technical glass products such as cathode ray tubes, lighting components, lenses and silvered reflectors.

      Consumer glassware includes a diverse line of decorative and ornamental products such as tumblers, bowls, pitchers, jars and barware. These products are marketed under a variety of trademarks, the most important of which are "Indiana Glass," "Tiara," "Colony" and "Fostoria." The registrant also purchases domestic and imported blown glassware which is sold through Colony, a marketing division, and some domestic handcrafted ware sold through its Tiara home party marketing plan.

     Glass vases and containers are sold both in the retail and wholesale florist markets under the trade name "Brody" as well as under private label.

      Candles of all sizes, forms and scents are sold in the mass merchandise markets as well as to supermarkets, drug stores and specialty shops under the name "Candle-lite." Private label business is also an important part of the candle market.

      The registrant's glass and candle products are sold to discount, department, variety and drug stores, as well as to jobbers and directly to retail customers. Commercial markets such as foodservice, hotels, hospitals
and schools are also served by this segment's products.   All the markets in
which the registrant sells houseware products are highly competitive in the areas of design, price, quality and customer service. During 1994, sales of glassware and candles to one customer accounted for approximately 12% of this segment's total net sales. No other customer accounted for more than 10% of this segment's total net sales.

      During fiscal year 1994, the registrant obtained adequate supplies of raw materials for this business segment.

      The registrant's firm order backlog at June 30, 1994, in this business segment, was approximately $24,229,000 as compared to approximately $23,142,000 as of the end of the preceding fiscal year. It is expected that all of these orders will be filled during the current fiscal year. Seasonal retail stocking patterns cause certain of this segment's products to experience increased sales in the first half of the fiscal year. The registrant does not use any franchises or concessions in this segment. The patents and licenses under which it operates are not essential to the overall success of this segment. However, certain trademarks are important to this segment's marketing efforts.

NET SALES BY CLASS OF PRODUCTS

      The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products which accounted for at least 10% of the Company's consolidated net sales in any fiscal year from 1992 through 1994.

                                                1994      1993      1992
- - ------------------------------------------------------------------------
Specialty Foods                                  40%       40%       38%
Automotive:
  Aftermarket                                    18%       18%       20%
  Original Equipment Manufacturers               15%       14%       12%
Glassware and Candles:
  Consumer Table and Giftware                    22%       22%       23%

GENERAL BUSINESS

                            RESEARCH AND DEVELOPMENT

      The estimated amount spent during each of the last three fiscal years on research and development activities determined in accordance with generally accepted accounting principles is not considered material.

                             ENVIRONMENTAL MATTERS

      Certain of the registrant's operations are subject to compliance with various air emission standards promulgated under Title V of the Federal Clean Air Act. The effective date of compliance with such standards is scheduled to occur in the registrant's fiscal year ending June 30, 1996. The registrant is currently developing a compliance strategy to submit to the related Federal agency for approval. Based upon available information, compliance with the Federal Clean Air Act provisions, as well as other various Federal, state and local environmental protection laws and regulations, is not expected to have a material adverse effect upon the level of capital expenditures, earnings or the competitive position of the registrant for the remainder of the current and succeeding fiscal year. See also Item 3 for a discussion of pending environmental matters.

                                   EMPLOYEES

     The registrant has approximately 5,600 employees.

                      FOREIGN OPERATIONS AND EXPORT SALES

      Financial information relating to foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based on existing operations.

Item 2.  PROPERTIES

      The registrant uses approximately 5,382,000 square feet of space for its operations. Of this space, approximately 1,560,000 square feet are leased.

      The following table summarizes facilities exceeding 50,000 square feet of space and which are considered the principal manufacturing and warehousing operations of the registrant:

                                                                                                 Approximate
Location                      Business Segment(s)                                                Square Feet
- - --------                      -------------------                                                -----------
Baltimore, MD (1)                     Glassware and Candles                                         245,500
Bedford Hts., OH (2)                  Specialty Foods                                                52,800
Blue Ash, OH (3)                      Glassware and Candles                                         150,000
Columbus, OH                          Specialty Foods                                               150,500
Coshocton, OH (4)                     Automotive                                                    631,400
Des Moines, IA (5)                    Automotive                                                    296,000
Dunkirk, IN                           Glassware and Candles                                         933,700
Elkhart, IN                           Automotive                                                     96,000
Jackson, OH                           Automotive and Glassware and Candles                          223,000
LaGrange, GA                          Automotive                                                    133,100
Lancaster, OH                         Glassware and Candles                                         465,300
Leesburg, OH                          Glassware and Candles                                         234,900
Milpitas, CA (6)                      Specialty Foods                                               130,400
Mississauga, Ontario                  Automotive                                                     66,000
Newport, TN (7)                       Automotive                                                     81,000
Sapulpa, OK (8)                       Glassware and Candles                                         668,500
St. George, UT                        Automotive                                                     67,500
Wapakoneta, OH (9)                    Automotive                                                    163,300
Waycross, GA                          Automotive                                                    122,500
Wilson, NY                            Specialty Foods                                                80,000

      (1)     Leased until September 30, 1995.

      (2) Leased for term expiring 1998 with an option to purchase at specific occurrences or expiration of lease.

      (3)     Leased for term expiring 1996.

      (4)     Part leased on monthly basis.

      (5) Part subject to capital lease expiring August 1996. Part leased for term expiring April 1995. Part leased for term expiring October 1996.

      (6)     Part leased for term expiring 1997.

      (7)     Leased for term expiring May 1996.

      (8)     Part leased for term expiring in 1997.

      (9) Part leased for term expiring 2003 with ownership passing to registrant at lease expiration.

Item 3.  LEGAL PROCEEDINGS

    On January 28, 1991, a cost recovery action under Section 107 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") was filed against Pretty Products, Inc. ("Pretty Products") and the registrant in the United States District Court ("Court") for the Southern District of Ohio in a proceeding styled UNITED STATES VS. PRETTY PRODUCTS, ET AL. The complaint seeks recovery of response costs allegedly incurred or to be incurred by the EPA in connection with the cleanup of the Coshocton City Landfill. The complaint also contains a claim for penalties under Section 104(e) of CERCLA for an alleged failure to respond properly to certain information requests, but this claim has been partially settled and the Court has indicated it is not inclined to award penalties against the registrant or Pretty Products on the record before it. Pretty Products and the registrant are defending the complaint on various grounds, among them the defense that the EPA's response costs are overstated. During fiscal 1994, the parties reached a tentative settlement of all remaining claims totaling approximately $1,700,000, the full amount of which has been provided for in the registrant's consolidated financial statements as of June 30, 1994 and is exclusive of any future insurance recoveries. The tentative settlement is subject to the approval of the Department of Justice before it is presented to the Court in the form of a proposed consent decree. The consent decree will become binding on Pretty Products and the registrant when it is approved and entered by the Court, which is expected to occur prior to December 31, 1994. If approved, it is anticipated the registrant will pay the claims during fiscal 1995. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse affect on its financial condition or results of operations, whether or not it obtains recovery from its insurance companies.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held November 21, 1994.

    The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by such person and each person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the registrant.

                                                                                                    First
                                                                                                   Elected
                                     Age as of                                                       an
                                    September 1          Offices and                              Executive
      Name                             1994             Positions Held                             Officer
      ----                          ----------          --------------                            ---------
John B. Gerlach                         67            Chairman and
                                                      Chief Executive
                                                      Officer                                        1961

John L. Boylan                          39            Treasurer and
                                                      Assistant Secretary                            1990

John B. Gerlach, Jr.                    40            President, Chief
                                                      Operating Officer and
                                                      Secretary                                      1982

Larry G. Noble                          58            Vice President                                 1985

      The above named officers were re-elected to their present position at the annual meeting of the Board of Directors on November 15, 1993. All such persons have been elected to serve until the next annual election of officers, which shall occur on November 21, 1994 and their successors are elected or until their earlier resignation or removal.

      John B. Gerlach, Jr. is the son of John B. Gerlach.

      Except for Mr. Boylan, each of the executive officers listed above has served the registrant or its subsidiaries in various executive capacities for the past five years.

                                    PART II

Item 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

      Reference is made to the "Selected Quarterly Financial Data", appearing in Exhibit 13 of this Form 10-K Annual Report, for information concerning market prices and related security holder matters on registrant's common shares during 1994 and 1993. Such information is incorporated herein by reference.

Item 6.      SELECTED FINANCIAL DATA

      The presentation of selected financial data as of and for the five years ended June 30, 1994 is included in the "Operations" and "Financial Position" sections of the "Five Year Financial Summary" appearing in Exhibit 13 of this Form 10-K Annual Report and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Reference is made to the "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing in Exhibit 13 of this Form 10-K Annual Report. Such information is incorporated herein by reference.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary financial information are set forth in Exhibit 13 of this Form 10-K Annual Report and are incorporated herein by reference.

Item 9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the registrant, see "Nomination and Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 21, 1994, which is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

      Information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 21, 1994 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information set forth under the captions "Nomination and Election of Directors" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 21, 1994 is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For information with respect to certain transactions with Directors of the registrant, see "Other Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 21, 1994, which is incorporated herein by reference.

                                    PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.     FINANCIAL STATEMENTS

             The consolidated financial statements as of June 30, 1994 and 1993 and for each of the three years in the period ended June 30, 1994, together with the report thereon of Deloitte & Touche LLP dated August 30, 1994, appearing in Exhibit 13 of this Form 10-K Annual Report are incorporated herein by reference.

                         INDEX TO FINANCIAL STATEMENTS

             Consolidated Statements of Income for the years ended June 30, 1994, 1993 and 1992

             Consolidated Balance Sheets at June 30, 1994 and 1993

             Consolidated Statements of Cash Flows for the years ended June 30, 1994, 1993 and 1992

             Consolidated Statements of Shareholders' Equity for the years ended June 30, 1994, 1993 and 1992

             Notes to Consolidated Financial Statements

             Independent Auditors' Report

(a)   2.     FINANCIAL STATEMENT SCHEDULES REQUIRED BY ITEMS 8 AND 14(d)

             Included in Part IV of this report is the following additional financial data which should be read in conjunction with the consolidated financial statements in the 1994 Annual Report to Shareholders.

             Independent Auditors' Report

             Supplemental Consolidated Schedules for each of the three years ended June 30, 1994:

                    Schedule V    -   Property, Plant and Equipment

                    Schedule VI   -   Accumulated Depreciation of Property,
                                      Plant and Equipment

                    Schedule VIII -   Valuation and Qualifying Accounts

                    Schedule X    -   Supplementary Income Statement Information

                    Schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)   3.      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K AND ITEM 14(c)

                       See Index to Exhibits attached.

(b)           REPORTS ON FORM 8-K

                       No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1994.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of September, 1994.

                                             LANCASTER COLONY CORPORATION
                                                             (Registrant)

                                             By /S/ John B. Gerlach
                                                -------------------------
                                                    John B. Gerlach
                                                Chairman, Chief Executive
                                                Officer and Principal
                                                Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                                        Title                              Date
     ----------                                        -----                              ----
/S/ John B. Gerlach                         Chairman, Chief                        September 16, 1994
- - ---------------------------                 Executive Officer and                  ------------------
John B. Gerlach                             Principal Financial
                                            Officer

/S/ John B. Gerlach, Jr.                    President, Chief                       September 19, 1994
- - ---------------------------                 Operating Officer                      ------------------
John B. Gerlach, Jr.                        and Secretary


/S/ John L. Boylan                          Treasurer, Assistant                   September 14, 1994
- - ---------------------------                 Secretary and Principal                ------------------
John L. Boylan                              Accounting Officer


/S/ Frank W. Batsch                         Director                               September 14, 1994
- - ---------------------------                                                        ------------------
Frank W. Batsch

/S/ Robert L. Fox                           Director                               September 15, 1994
- - ---------------------------                                                        ------------------
Robert L. Fox

/S/ Morris S. Halpern                       Director                               September 17, 1994
- - ---------------------------                                                        ------------------
Morris S. Halpern

/S/ Robert S. Hamilton                      Director                               September 15, 1994
- - ---------------------------                                                        ------------------
Robert S. Hamilton

/S/ Edward H. Jennings                      Director                               September 14, 1994
- - ---------------------------                                                        ------------------
Edward H. Jennings

/S/ Richard R. Murphey, Jr.                 Director                               September 14, 1994
- - ---------------------------                                                        ------------------
Richard R. Murphey, Jr.

/S/ Henry M. O'Neill, Jr.                   Director                               September 15, 1994
- - ---------------------------                                                        ------------------
Henry M. O'Neill, Jr.

/S/ David J. Zuver                          Director                               September 14, 1994
- - ---------------------------                                                        ------------------
David J. Zuver

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
Lancaster Colony Corporation:

We have audited the consolidated financial statements of Lancaster Colony Corporation and its subsidiaries as of June 30, 1994 and 1993, and for each of the three years in the period ended June 30, 1994, and have issued our report thereon dated August 30, 1994; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Lancaster Colony Corporation and its subsidiaries, listed in Item
14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/S/ Deloitte & Touche LLP



DELOITTE & TOUCHE LLP

Columbus, Ohio
August 30, 1994

                           LANCASTER COLONY CORPORATION             SCHEDULE V
                                AND SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT
                           FOR THE THREE YEARS ENDED
                                 JUNE 30, 1994
             COLUMN A                           COLUMN B                COLUMN C                 COLUMN D
             --------                           --------                --------                 --------

                                                BALANCE AT
                                                BEGINNING               ADDITIONS
    DESCRIPTION                                  OF YEAR                 AT COST                RETIREMENTS
- - ------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1992:
  Land...........................            $  3,621,000                                       $   192,000

  Buildings and improvements.....              57,331,000             $ 1,016,000                    11,000

  Machinery and equipment........             164,806,000              16,024,000                 7,649,000
                                             --------------------------------------------------------------

           TOTAL.................            $225,758,000             $17,040,000               $ 7,852,000
                                             ==============================================================

YEAR ENDED JUNE 30, 1993:
  Land...........................            $  4,587,000             $     7,000
  Buildings and improvements.....              59,373,000               4,060,000               $   124,000
  Machinery and equipment........             175,035,000              14,854,000                 7,774,000
                                             --------------------------------------------------------------
           TOTAL.................            $238,995,000             $18,921,000               $ 7,898,000
                                             ==============================================================

YEAR ENDED JUNE 30, 1994:
  Land...........................            $  4,558,000             $   329,000               $    81,000
  Buildings and improvements.....              63,202,000               2,437,000                   572,000
  Machinery and equipment........             182,041,000              20,766,000                 8,167,000
                                             --------------------------------------------------------------

           TOTAL.................            $249,801,000             $23,532,000               $ 8,820,000
                                             ==============================================================

             COLUMN A                           COLUMN E                  COLUMN F
             --------                           --------                  --------

                                                OTHER                     BALANCE
                                                CHANGES                   AT END
    DESCRIPTION                                 ADD(DEDUCT)               OF YEAR
- - -------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1992:
  Land...........................            $  1,186,000 (A)            $  4,587,000
                                                  (28,000)(B)
  Buildings and improvements.....               1,117,000 (A)              59,373,000
                                                  (80,000)(B)
  Machinery and equipment........               1,965,000 (A)             175,035,000
                                                 (111,000)(B)
                                             ----------------------------------------

           TOTAL.................            $  4,049,000                $238,995,000
                                             ========================================

YEAR ENDED JUNE 30, 1993:
  Land...........................            $    (36,000)(B)            $  4,558,000
  Buildings and improvements.....                (107,000)(B)              63,202,000
  Machinery and equipment........                 (74,000)(B)             182,041,000
                                             ----------------------------------------

           TOTAL.................            $   (217,000)               $249,801,000
                                             ========================================

YEAR ENDED JUNE 30, 1994:
  Land...........................            $    (75,000)(B)            $  4,731,000
  Buildings and improvements.....                 (75,000)(B)              64,992,000
  Machinery and equipment........                 (78,000)(B)             194,974,000
                                                  412,000 (A)
                                             ----------------------------------------

           TOTAL.................            $    184,000                $264,697,000
                                             ========================================

         (A)  Represents the cost of property of acquired business.
         (B)  Represents the effect of foreign currency translation.

                                      13

                 LANCASTER COLONY CORPORATION                       SCHEDULE VI
                      AND SUBSIDIARIES

    ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
            FOR THE THREE YEARS ENDED JUNE 30, 1994

            COLUMN A                           COLUMN B              COLUMN C                  COLUMN D
            --------                           --------              --------                  --------
                                                                    ADDITIONS
                                              BALANCE AT            CHARGED TO
                                              BEGINNING             COSTS AND
             DESCRIPTION                       OF YEAR              EXPENSES                  RETIREMENTS
- - ---------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1992:
         Buildings and improvements....      $ 24,854,000         $  2,736,000                $     7,000
         Machinery and equipment.......       102,765,000           16,085,000                  6,822,000
                                             ------------------------------------------------------------
               TOTAL..............           $127,619,000         $ 18,821,000                $ 6,829,000
                                             ============================================================
YEAR ENDED JUNE 30, 1993:
         Buildings and improvements....      $ 27,567,000         $  3,666,000                $    83,000
         Machinery and equipment.......       111,971,000           15,820,000                  7,678,000
                                             ------------------------------------------------------------
               TOTAL..............           $139,538,000         $ 19,486,000                $ 7,761,000
                                             ============================================================
YEAR ENDED JUNE 30, 1994:
         Buildings and improvements....      $ 31,128,000         $  2,681,000                $   470,000
         Machinery and equipment.......       120,076,000           17,464,000                  7,684,000
                                             ------------------------------------------------------------
               TOTAL..............           $151,204,000         $ 20,145,000                $ 8,154,000
                                             ============================================================


            COLUMN A                          COLUMN E            COLUMN F
            --------                          --------            --------
                                               OTHER              BALANCE
                                               CHANGES            AT END
             DESCRIPTION                     ADD (DEDUCT)         OF YEAR
- - ----------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1992:
         Buildings and improvements....     $ (16,000)          $ 27,567,000
         Machinery and equipment.......       (57,000)           111,971,000
                                            --------------------------------
               TOTAL..............          $ (73,000)(A)       $139,538,000
                                            ================================
YEAR ENDED JUNE 30, 1993:
         Buildings and improvements....       (22,000)          $ 31,128,000
         Machinery and equipment.......       (37,000)           120,076,000
                                            --------------------------------
               TOTAL..............          $ (59,000)(A)       $151,204,000
                                            ================================
YEAR ENDED JUNE 30, 1994:
         Buildings and improvements....     $ (28,000)          $ 33,311,000
         Machinery and equipment.......       (40,000)           129,816,000
                                            --------------------------------
               TOTAL..............          $ (68,000)(A)       $163,127,000
                                            ================================

         (A)   Represents the effect of foreign currency translation.





                                                   LANCASTER COLONY CORPORATION                            SCHEDULE VIII
                                                         AND SUBSIDIARIES




                                                 VALUATION AND QUALIFYING ACCOUNTS
                                              FOR THE THREE YEARS ENDED JUNE 30, 1994

              COLUMN A                                     COLUMN B          COLUMN C       COLUMN D            COLUMN E
              --------                                     --------          --------       --------            --------
                                                                            ADDITIONS
                                                          BALANCE AT        CHARGED TO                           BALANCE
                                                          BEGINNING         COSTS AND                             AT END
             DESCRIPTION                                   OF YEAR           EXPENSES      DEDUCTIONS            OF YEAR
- - ---------------------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSET TO WHICH
  THEY APPLY - Allowance for doubtful
  accounts:



         Year ended June 30, 1992.................        $1,721,000         $2,198,000    $2,034,000(A)         $1,885,000
                                                          =================================================================

         Year ended June 30, 1993.................        $1,885,000         $2,096,000    $1,111,000(A)         $2,870,000
                                                          =================================================================

         Year ended June 30, 1994.................        $2,870,000         $1,029,000    $1,560,000(A)         $2,339,000
                                                          =================================================================

         (A)  Represents uncollectible accounts written off net of recoveries.











                          LANCASTER COLONY CORPORATION                SCHEDULE X
                                AND SUBSIDIARIES


                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    FOR THE THREE YEARS ENDED JUNE 30, 1994


       COLUMN A                                         COLUMN B
       --------                                         --------
                                                    CHARGED TO COSTS
                                                      AND EXPENSES
                                                 ----------------------
                                           ........YEAR ENDED JUNE 30........


         ITEM                              1994           1993           1992
- - --------------------------------------------------------------------------------
MAINTENANCE AND REPAIRS................$15,506,000    $13,535,000    $13,383,000
                                       =========================================



ADVERTISING COSTS......................$11,226,000    $11,084,000    $ 9,163,000
                                       =========================================



Other items contained in Rule 12-11 of Regulation S-X have been omitted from this schedule because such amounts are less than 1% of total net sales.





                                                   LANCASTER COLONY CORPORATION
                                                             FORM 10-K
                                                           JUNE 30, 1994
                                                         INDEX TO EXHIBITS


                                                                                               Located at
 Exhibit                                                                                        Manually
 Number               Description                                                             Numbered Page
 -------              -----------                                                             -------------
 3.1        Certificate of Incorporation of the registrant
            approved by the shareholders November 18, 1991.                                       (a)

  .2        By-laws of the registrant as amended
            through November 18, 1991.                                                            (a)

  .3        Certificate of Designation, Rights and
            Preferences of the Series A Participating
            Preferred Stock of Lancaster Colony Corporation.                                      (b)

 4.1        Specimen Certificate of Common Stock.                                                 (i)

  .2        Rights Agreement dated as of April 20, 1990
            between Lancaster Colony Corporation and The
            Huntington Trust Company, N.A.                                                        (c)

10.1        1981 Incentive Stock Option Plan.                                                     (d)

  .2        Resolution by the Board of Directors to amend
            registrant's 1981 Incentive Stock Option Plan,
            approved by the shareholders November 21, 1983.                                       (e)

  .3        Resolution by the Board of Directors to amend
            registrant's 1981 Incentive Stock Option Plan
            approved by the shareholders November 18, 1985.                                       (f)

  .4        Employee Stock Ownership Plan and Trust
            Agreement.                                                                            (g)

  .5        Resolution by the Board of Directors to amend
            registrant's 1981 Incentive Stock Option Plan
            approved by the shareholders November 19, 1990.                                       (h)

  .6        Key Employee Severance Agreement between Lancaster
            Colony Corporation and John L. Boylan.                                                (h)

  .7        Consulting Agreement by and between Lancaster
            Colony Corporation and Morris S. Halpern                                              (j)

13.         Annual Report to Shareholders.                                                     19-38

22.         Significant Subsidiaries of Registrant.                                               39

23.         The consent of Deloitte & Touche LLP to the
            incorporation by reference in Registration
            Statement No. 33-39102 on Form S-8 of their
            reports dated August 30, 1994, appearing in
            this Annual Report on Form 10-K of Lancaster
            Colony Corporation for the year ended
            June 30, 1994.                                                                        40

27.         Financial Data Schedule                                                               41

(a)         Indicates the exhibit is incorporated by reference from filing as an annex to the proxy statement of Lancaster Colony
            Corporation for the annual meeting of stockholders held November 18, 1991.

(b)         Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-Q for the quarter ended March 31, 1990.

(c)         Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 8-K filed April 20, 1990.

(d)         Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 1982.

(e)         Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 1984.

(f)         Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 1985.

(g)         Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 1987.

(h)         Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 1991.

(i)         Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 1992.

(j)         Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 1993.

Note (1) The registrant and certain of its subsidiaries are parties to various long-term debt instruments. The amount of securities authorized under such debt instruments does not, in any case, exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of any such long-term debt instrument to the Commission upon request.

Note (2) The registrant has included in Exhibit 13 only the specific Financial Statements and notes thereto of its 1994 Annual Report to Shareholders which are incorporated by reference in this Form 10-K Annual Report. The registrant agrees to furnish a complete copy of its 1994 Annual Report to Shareholders to the Commission upon request.