Form 10-K/A
period 1994-06-30
LANCASTER COLONY CORP
filed 1994-09-26
CIK 57515

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                               FORM 10-K/A No. 1

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




                                                   LANCASTER COLONY CORPORATION
                                                          FORM 10-K/A No. 1
                                                           JUNE 30, 1994
                                                         INDEX TO EXHIBITS


                                                                                               Located at
 Exhibit                                                                                        Manually
 Number               Description                                                             Numbered Page
 -------              -----------                                                             -------------
 3.1        Certificate of Incorporation of the registrant
            approved by the shareholders November 18, 1991.                                        *

  .2        By-laws of the registrant as amended
            through November 18, 1991.                                                             *

  .3        Certificate of Designation, Rights and
            Preferences of the Series A Participating
            Preferred Stock of Lancaster Colony Corporation.                                       *

 4.1        Specimen Certificate of Common Stock.                                                  *

  .2        Rights Agreement dated as of April 20, 1990
            between Lancaster Colony Corporation and The
            Huntington Trust Company, N.A.                                                         *

10.1        1981 Incentive Stock Option Plan.                                                      *

  .2        Resolution by the Board of Directors to amend
            registrant's 1981 Incentive Stock Option Plan,
            approved by the shareholders November 21, 1983.                                        *

  .3        Resolution by the Board of Directors to amend
            registrant's 1981 Incentive Stock Option Plan
            approved by the shareholders November 18, 1985.                                        *

  .4        Employee Stock Ownership Plan and Trust
            Agreement.                                                                             *

  .5        Resolution by the Board of Directors to amend
            registrant's 1981 Incentive Stock Option Plan
            approved by the shareholders November 19, 1990.                                        *

  .6        Key Employee Severance Agreement between Lancaster
            Colony Corporation and John L. Boylan.                                                 *

  .7        Consulting Agreement by and between Lancaster
            Colony Corporation and Morris S. Halpern                                               *

13.         Annual Report to Shareholders.                                                         *

22.         Significant Subsidiaries of Registrant.                                                *

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

27.         Financial Data Schedule                                                                *
*Previously Filed on Form 10-K.