Form 10-Q
period 1994-09-30
LANCASTER COLONY CORP
filed 1994-11-08
CIK 57515

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.   20549

                                  FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994

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

  As of September 30, 1994, there were approximately 30,046,000 shares of common stock, no par value per share, outstanding.





                                     1 of 9

                                           LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                                               INDEX


                                                                                                      Page No.
                                                                                                      --------
Part I.  Financial Information

          Consolidated Condensed Balance Sheets -
              September 30, 1994 and June 30, 1994                                                       3

          Consolidated Condensed Statements of Income -
              Three Months Ended September 30, 1994 and 1993                                             4

          Consolidated Condensed Statements of Cash Flows -
              Three Months Ended September 30, 1994 and 1993                                             5

          Notes to Consolidated Condensed Financial Statements                                           6

          Management's Discussion and Analysis of the Results
              of Operations and Financial Condition                                                      7-8

Part II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K                                                      8

          Signatures                                                                                     8

          Exhibit 27 - Financial Data Schedule                                                           9






                                     2 of 9

                                           LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                               CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   September 30                   June 30
                                                                                       1994                        1994
                                                                                   ------------                ------------
                                                                                    (Unaudited)
ASSETS
  Current Assets:
        Cash and equivalents                                                       $  8,145,000                $ 30,423,000

        Receivables                                                                 101,074,000                  83,076,000
        Less allowance for doubtful accounts                                          2,591,000                   2,339,000
                                                                                   ------------                ------------
             Receivables - net                                                       98,483,000                  80,737,000

        Inventories:
           Raw materials and supplies                                                34,546,000                  27,614,000
           Finished goods and work in process                                       101,400,000                  90,034,000
                                                                                   ------------                ------------
             Total inventories                                                      135,946,000                 117,648,000

        Prepaid expenses and other current assets                                     9,484,000                   8,995,000
                                                                                   ------------                ------------

             Total current assets                                                   252,058,000                 237,803,000

  Property, Plant and Equipment - At cost                                           272,076,000                 264,697,000
  Less Accumulated Depreciation                                                     168,349,000                 163,127,000
                                                                                   ------------                ------------
             Property, plant and equipment - net                                    103,727,000                 101,570,000

  Other Assets                                                                       15,917,000                  16,072,000
                                                                                   ------------                ------------

  Total Assets                                                                     $371,702,000                $355,445,000
                                                                                   ============                ============


LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
        Current portion of long-term debt                                          $  1,218,000                $  1,301,000
        Accounts payable                                                             40,409,000                  31,054,000
        Accrued liabilities                                                          45,840,000                  41,902,000
                                                                                   ------------                ------------

             Total current liabilities                                               87,467,000                  74,257,000

  Long-Term Debt - Less current portion                                              32,613,000                  32,933,000

  Other Noncurrent Liabilities                                                        8,125,000                   8,093,000

  Deferred Income Taxes                                                               1,685,000                   3,315,000

  Shareholders' Equity:
        Preferred stock - authorized 2,650,000 shares
           issuable in series; Class A - $1.00 par value,
           authorized 350,000 shares; Class B and C -
           no par value, authorized 1,150,000 shares each;
           outstanding - none
        Common stock - authorized 35,000,000 shares;
           issued September 30, 1994 - no par value -
           30,645,000 shares; June 30, 1994 -
           no par value - 22,977,000 shares                                          25,683,000                  25,437,000

        Retained earnings                                                           238,088,000                 226,412,000

        Foreign currency translation adjustment                                         513,000                     440,000
                                                                                   ------------                ------------

             Total                                                                  264,284,000                 252,289,000

        Less:
           Common stock in treasury, at cost
             September 30, 1994 - 599,000 shares;
             June 30, 1994 - 303,000 shares                                          18,636,000                  11,606,000
           Amount due from ESOP                                                       3,836,000                   3,836,000
                                                                                   ------------                ------------

             Total shareholders' equity                                             241,812,000                 236,847,000
                                                                                   ------------                ------------

  Total Liabilities and Shareholders' Equity                                       $371,702,000                $355,445,000
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


  See Notes to Consolidated Condensed Financial Statements

                                     3 of 9

                                           LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                            (UNAUDITED)

                                                                                 Three Months Ended
                                                                                     September 30
                                                                               1994               1993
                                                                           ------------       ------------
Net Sales                                                                  $189,130,000       $172,821,000

Cost of Sales                                                               132,114,000        118,413,000
                                                                           ------------       ------------

Gross Margin                                                                 57,016,000         54,408,000

Selling, General and
  Administrative Expenses                                                    31,574,000         31,848,000
                                                                           ------------       ------------

Operating Income                                                             25,442,000         22,560,000

Other Income (Expense):
     Interest expense                                                          (715,000)          (694,000)
     Interest income and other - net                                            409,000             19,000
                                                                           ------------       ------------

Income Before Income Taxes                                                   25,136,000         21,885,000

Taxes Based on Income                                                         9,816,000          8,865,000
                                                                           ------------       ------------

Net Income                                                                 $ 15,320,000       $ 13,020,000
                                                                           ============       ============

Net Income Per Common Share                                                       $ .51              $ .43
                                                                                  =====              =====

Cash Dividends Per Common Share                                                   $ .12            $ .0975
                                                                                  =====            =======

Weighted Average Common
     Shares Outstanding                                                      30,254,000         30,337,000
                                                                             ==========         ==========

See Notes to Consolidated Condensed Financial Statements





                                     4 of 9

                                           LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                            (UNAUDITED)

                                                                                          Three Months Ended
                                                                                              September 30
                                                                                      1994                  1993
                                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $15,320,000           $13,020,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                  5,953,000             5,877,000
      Deferred income taxes and other noncash charges                               (1,289,000)             (236,000)
      Loss (gain) on sale of property                                                   17,000                (7,000)
      Changes in operating assets and liabilities:
          Receivables                                                              (17,746,000)          (22,584,000)
          Inventories                                                              (18,298,000)          (11,366,000)
          Prepaid expenses and other current assets                                   (819,000)             (154,000)
          Accounts payable                                                           9,355,000            11,878,000
          Accrued liabilities                                                        3,938,000             4,954,000
                                                                                   -----------           -----------

      Net cash (used in) provided by operating
          activities                                                                (3,569,000)            1,382,000
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments on property additions                                                   (7,626,000)           (4,669,000)
   Acquisition                                                                                            (5,438,000)
   Proceeds from sale of property                                                       45,000                75,000
   Other - net                                                                        (333,000)           (1,151,000)
                                                                                   -----------           -----------

      Net cash used in investing activities                                         (7,914,000)          (11,183,000)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                       (7,030,000)           (3,372,000)
   Payment of dividends                                                             (3,623,000)           (2,947,000)
   Payments on long-term debt                                                         (403,000)             (537,000)
   Common stock issued upon exercise of stock
      options including related tax benefits                                           246,000               386,000
                                                                                   -----------           -----------

      Net cash used in financing activities                                        (10,810,000)           (6,470,000)
                                                                                   -----------           -----------

Effect of exchange rate changes on cash                                                 15,000                 2,000
                                                                                   -----------           -----------
Net change in cash and equivalents                                                 (22,278,000)          (16,269,000)
Cash and equivalents at beginning of year                                           30,423,000            16,502,000
                                                                                   -----------           -----------
Cash and equivalents at end of period                                              $ 8,145,000           $   233,000
                                                                                   ===========           ===========


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

   Cash paid during the period for:
          Interest                                                                 $ 1,214,000           $ 1,301,000
                                                                                   ===========           ===========
          Income taxes                                                             $ 3,864,000           $ 3,013,000
                                                                                   ===========           ===========

See Notes to Consolidated Condensed Financial Statements





                                     5 of 9

                LANCASTER COLONY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE PERIODS ENDED SEPTEMBER 30, 1994 AND 1993

(1) The interim consolidated condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated condensed financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended June 30, 1994.

(2) Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period.

(3) On July 20, 1994, a four-for-three stock split was effected whereby one additional common share was issued for each three shares outstanding to shareholders of record on June 20, 1994. Accordingly, all per share data and the weighted average common shares outstanding for the period ended September 30, 1993 in the accompanying consolidated condensed financial statements has been retroactively adjusted for this split.

(4) As approved by its shareholders, the Company has an incentive stock option plan by which 3,625,000 common shares may be issued under options granted pursuant to terms of the plan. As of September 30, 1994, employee options for 2,633,542 shares have been granted and 2,420,113 have been exercised.





                                     6 of 9

                LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
              FOR THE PERIODS ENDED SEPTEMBER 30, 1994 AND 1993

                            RESULTS OF OPERATIONS

          Net sales for the three months ended September 30, 1994 totalled $189,130,000, which represented an increase of 9% over net sales of $172,821,000 recorded during the comparable 1993 period. This increase resulted primarily from greater unit sales. Sales growth was achieved within each of the Company's three operating segments although sales of the Glassware and Candles segment were affected by customers shifting the timing of certain recurring seasonal product sales to the second quarter of fiscal 1995. Foodservice sales led growth in the Specialty Foods segment as did light truck and van accessories sales in the Automotive segment.

          Changes in sales mix contributed to the decline in the consolidated gross profit margin from 31.5% in the 1993 quarter compared to 30.1% in 1994. Adversely affecting gross margins were increases in raw material costs, particularly those experienced by the Specialty Foods and Automotive segments. The Company continues to attempt to mitigate the effect of such increases by increasing, where possible, sales prices on affected product lines. Also of note was the greater proportion of foodservice sales included within the 1994 total. Such sales typically yield a lower gross margin than do that of retail food sales.

          Operating expenses of $31,574,000 during the 1994 quarter decreased 1% from the prior year's comparable total of $31,848,000. The planned reduction of certain promotional costs within the Specialty Foods segment contributed to this decline.

          Consolidated income before income taxes rose by 15% to $25,136,000 for the three months ended September 30, 1994 compared to $21,885,000 recorded in the year-ago period. Similarly, net income increased 18% to $15,320,000 in 1994 compared to $13,020,000 in the 1993 quarter. The overall effective tax rate declined by approximately 1.5% as a result of a provision recorded in the preceding year's quarter of approximately $400,000 to reflect certain retroactive provisions brought about by the August 1993 enactment of the Omnibus Budget Reconciliation Act of 1993.


                              FINANCIAL CONDITION

          Cash used to support operating activities for the three months ended September 30, 1994 totalled $3,569,000 compared to cash provided for such activities of $1,382,000 during the three months ended September 30, 1993. Consolidated net current assets increased by $1,045,000 from June 30, 1994 to September 30, 1994 while the working capital ratio declined from approximately 3.2:1 at June 30 to 2.9:1 at September 30.

          Notable changes in working capital components since June 30, 1994 included a decrease in cash and equivalents of $22,278,000, an increase in net accounts receivable of $17,746,000 and an increase in inventories of $18,298,000. Cash was utilized to support the increase in accounts receivable and inventory as well as to pay for the repurchase of common stock outstanding which totalled $7,030,000 during the quarter. The increase in accounts receivable reflects the seasonally strong shipment pattern which occurs in the

                                     7 of 9
latter half of the Company's first fiscal quarter. Similarly, the increase in inventories results primarily from a planned seasonal build in inventories within the Glassware and Candles segment.

          Including both short- and long-term debt within total capitalization, such debt was 12% of total capitalization at September 30 compared to 13% as of June 30. The Company continues to maintain discretionary bank lines of credit in excess of $150,000,000 as a contingent source of short-term financing for future capital or other temporary cash requirements.

                          PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
- - -----------------------------------------

      (a)      Exhibit 27 - Financial Data Schedule

      (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended September 30, 1994.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LANCASTER COLONY CORPORATION



Date:    November 8, 1994                     BY:/S/John B. Gerlach
     -----------------------                     ----------------------------
                                                   JOHN B. GERLACH
                                                   Chairman, Chief Executive
                                                   Officer and Principal
                                                   Financial Officer


Date:    November 8, 1994                     BY:/S/John L. Boylan
     -----------------------                     ----------------------------
                                                   JOHN L. BOYLAN
                                                   Treasurer and
                                                   Assistant Secretary



                                    8 of 9