Form 10-Q
period 1994-12-31
LANCASTER COLONY CORP
filed 1995-02-13
CIK 57515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1994

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

  As of December 31, 1994, there were approximately 29,848,000 shares of common stock, no par value per share, outstanding.





                                    1 of 10

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                                        Page No.
                                                                                                        --------
Part I.  Financial Information

          Consolidated Condensed Balance Sheets -
               December 31, 1994 and June 30, 1994                                                          3

          Consolidated Condensed Statements of Income -
               Three Months and Six Months
               Ended December 31, 1994 and 1993                                                             4

          Consolidated Condensed Statements of Cash Flows -
               Six Months Ended December 31, 1994 and 1993                                                  5

          Notes to Consolidated Condensed Financial Statements                                              6

          Management's Discussion and Analysis of the Results
               of Operations and Financial Condition                                                      7-8


Part II.  Other Information

          Item 1 - Legal Proceedings                                                                        8

          Item 4 - Submission of Matters to a Vote of
                       Security Holders                                                                     9

          Item 6 - Exhibits and Reports on Form 8-K                                                         9

          Signatures                                                                                        9

          Exhibit 27 - Financial Data Schedule                                                             10





                                    2 of 10

                                                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                    December 31                   June 30
                                                                                       1994                        1994
                                                                                   ------------                ------------
                                                                                    (Unaudited)
ASSETS
  Current Assets:
        Cash and equivalents                                                       $ 15,023,000                $ 30,423,000

        Receivables                                                                 109,775,000                  83,076,000
        Less allowance for doubtful accounts                                          3,002,000                   2,339,000
                                                                                   ------------                ------------
             Receivables - net                                                      106,773,000                  80,737,000

        Inventories:
           Raw materials and supplies                                                34,417,000                  27,614,000
           Finished goods and work in process                                        87,159,000                  90,034,000
                                                                                   ------------                ------------
             Total inventories                                                      121,576,000                 117,648,000

        Prepaid expenses and other current assets                                    12,065,000                   8,995,000
                                                                                   ------------                ------------
             Total current assets                                                   255,437,000                 237,803,000

  Property, Plant and Equipment - At cost                                           273,423,000                 264,697,000
  Less Accumulated Depreciation                                                     168,666,000                 163,127,000
                                                                                   ------------                ------------
             Property, plant and equipment - net                                    104,757,000                 101,570,000

  Other Assets                                                                       15,389,000                  16,072,000
                                                                                   ------------                ------------
  Total Assets                                                                     $375,583,000                $355,445,000
                                                                                   ============                ============


LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
        Current portion of long-term debt                                          $  1,200,000                $  1,301,000
        Accounts payable                                                             36,934,000                  31,054,000
        Accrued liabilities                                                          43,809,000                  41,902,000
                                                                                   ------------                ------------
             Total current liabilities                                               81,943,000                  74,257,000

  Long-Term Debt - Less current portion                                              32,244,000                  32,933,000

  Other Noncurrent Liabilities                                                        8,158,000                   8,093,000

  Deferred Income Taxes                                                               1,832,000                   3,315,000

  Shareholders' Equity:
        Preferred stock - authorized 2,650,000 shares issuable in series; Class A -
           $1.00 par value, authorized 350,000 shares; Class B and C - no par value, authorized 1,150,000 shares each; outstanding - none
        Common stock - authorized 35,000,000 shares; issued December 31, 1994 -
           no par value - 30,659,000 shares; June 30, 1994 -
           no par value - 22,977,000 shares                                          26,081,000                  25,437,000

        Retained earnings                                                           253,928,000                 226,412,000

        Foreign currency translation adjustment                                         409,000                     440,000
                                                                                   ------------                ------------
             Total                                                                  280,418,000                 252,289,000

        Less:
           Common stock in treasury, at cost
             December 31, 1994 - 811,000 shares;
             June 30, 1994 - 303,000 shares                                          25,176,000                  11,606,000
           Amount due from ESOP                                                       3,836,000                   3,836,000
                                                                                   ------------                ------------
             Total shareholders' equity                                             251,406,000                 236,847,000
                                                                                   ------------                ------------
  Total Liabilities and Shareholders' Equity                                       $375,583,000                $355,445,000
                                                                                   ============                ============

  See Notes to Consolidated Condensed Financial Statements




                                    3 of 10

                                                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                   (UNAUDITED)


                                       Three Months Ended                        Six Months Ended
                                           December 31                              December 31
                                      1994             1993                    1994               1993
                                  ------------     ------------            ------------       ------------
Net Sales                         $225,248,000     $192,757,000            $414,378,000       $365,578,000

Cost of Sales                      155,304,000      130,555,000             287,418,000        248,968,000
                                  ------------     ------------            ------------       ------------

Gross Margin                        69,944,000       62,202,000             126,960,000        116,610,000

Selling, General and
  Administrative Expenses           36,591,000       36,457,000              68,165,000         68,305,000
                                  ------------     ------------            ------------       ------------

Operating Income                    33,353,000       25,745,000              58,795,000         48,305,000

Other Income (Expense):
         Interest expense             (673,000)        (802,000)             (1,388,000)        (1,496,000)
         Interest income and
           other - net                (183,000)         184,000                 226,000            203,000
                                  ------------     ------------            ------------       ------------

Income Before Income Taxes          32,497,000       25,127,000              57,633,000         47,012,000

Taxes Based on Income               12,516,000        9,610,000              22,332,000         18,475,000
                                  ------------     ------------            ------------       ------------

Net Income                        $ 19,981,000     $ 15,517,000            $ 35,301,000       $ 28,537,000
                                  ============     ============            ============       ============

Net Income Per Common Share              $ .66            $ .51                   $1.17              $ .94

Cash Dividends Per Common
         Share                           $ .14          $ .1125                   $ .26              $ .21

Weighted Average Common
         Shares Outstanding         30,082,000       30,350,000              30,168,000         30,344,000
                                  ============     ============            ============       ============

See Notes to Consolidated Condensed Financial Statements




                                    4 of 10

                                                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   (UNAUDITED)

                                                                                            Six Months Ended
                                                                                              December 31
                                                                                       1994                  1993
                                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $35,301,000           $28,537,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                 12,031,000            11,921,000
      Deferred income taxes and other noncash charges                               (2,740,000)             (329,000)
      Loss (gain) on sale of property                                                  195,000               (18,000)
      Changes in operating assets and liabilities:
          Receivables                                                              (26,036,000)          (12,263,000)
          Inventories                                                               (3,928,000)           (3,739,000)
          Prepaid expenses and other current assets                                 (1,725,000)             (604,000)
          Accounts payable                                                           5,880,000             1,981,000
          Accrued liabilities                                                        1,907,000             3,973,000
                                                                                   -----------           -----------

      Net cash provided by operating activities                                     20,885,000            29,459,000
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition                                                                                            (5,438,000)
   Payments on property additions                                                  (14,916,000)           (9,390,000)
   Proceeds from sale of property                                                      412,000                90,000
   Other - net                                                                        (252,000)           (1,456,000)
                                                                                   -----------           -----------

      Net cash used in investing activities                                        (14,756,000)          (16,194,000)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                      (13,570,000)           (3,815,000)
   Payment of dividends                                                             (7,808,000)           (6,348,000)
   Payments on long-term debt                                                         (790,000)           (1,010,000)
   Common stock issued upon exercise of stock
      options including related tax benefits                                           644,000             1,869,000
                                                                                   -----------           -----------

   Net cash used in financing activities                                           (21,524,000)           (9,304,000)
                                                                                   -----------           -----------

Effect of exchange rate changes on cash                                                 (5,000)                3,000
                                                                                   -----------           -----------
Net change in cash and equivalents                                                 (15,400,000)            3,964,000
Cash and equivalents at beginning of year                                           30,423,000            16,502,000
                                                                                   -----------           -----------
Cash and equivalents at end of period                                              $15,023,000           $20,466,000
                                                                                   ===========           ===========


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

   Cash paid during the period for:
          Interest                                                                 $ 1,375,000           $ 1,484,000
                                                                                   ===========           ===========
          Income taxes                                                             $24,405,000           $18,992,000
                                                                                   ===========           ===========

See Notes to Consolidated Condensed Financial Statements




                                    5 of 10

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE PERIODS ENDED DECEMBER 31, 1994 AND 1993

(1) The interim consolidated condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated condensed financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended June 30, 1994.

(2) Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period.

(3) On July 20, 1994, a four-for-three stock split was effected whereby one additional common share was issued for each three shares outstanding to shareholders of record on June 20, 1994. Accordingly, all per share data and the weighted average common shares outstanding for the three and six month periods ended December 31, 1993 in the accompanying consolidated condensed financial statements have been retroactively adjusted for this split.

(4) As approved by its shareholders, the Company has an incentive stock option plan by which 3,625,000 common shares may be issued under options granted pursuant to terms of the plan. As of December 31, 1994, employee options for 2,633,542 shares have been granted and 2,434,509 have been exercised.





                                    6 of 10

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE PERIODS ENDED DECEMBER 31, 1994 AND 1993

                             RESULTS OF OPERATIONS

          For the six months ended December 31, 1994, consolidated net sales of Lancaster Colony Corporation totaled $414,378,000, reflecting a 13% increase from the fiscal 1994 comparable total of $365,578,000. Similarly, net sales for the three months ended December 31, 1994 increased by 17% to $225,248,000 from the fiscal 1994 comparable total of $192,757,000.

          The majority of the sales growth achieved within each of the fiscal 1995 periods was contributed by the Glassware and Candles segment, with sales of candle products demonstrating particular strength. The most recent quarter's sales of the Glassware and Candle segment were also affected by customers shifting the timing of certain recurring product orders to the fiscal second quarter. Throughout the first six months of fiscal 1995, sales growth of the Specialty Foods segment was led by increased foodservice sales. Within the Automotive segment, sales growth was primarily achieved as a result of increased orders for light truck and van accessories.

          Consolidated gross margin percentages during fiscal 1995 have declined from the comparable periods of fiscal 1994 primarily from a combination of increased raw material costs and changes in sales mix. Material cost increases have most adversely impacted the margins of the Specialty Foods and Automotive segments. The average cost of soybean oil, a significant raw material ingredient cost for salad dressings, was significantly higher during fiscal 1995 compared to fiscal 1994. Within the Automotive segment, substantial increases have been incurred in certain plastic, aluminum and rubber costs. Where possible, the Company has negotiated increases in the sale price of the affected product lines. However, such increases often lag in timing, if not also in magnitude, with the related changes in raw material costs. Also affecting margins in the Specialty Foods segment was a greater proportion of foodservice sales included within the fiscal 1995 totals. Such sales typically yield a lower gross margin than do that of retail food sales.

          Selling, general and administrative expenses as a percentage of net sales have declined from 18.7% and 18.9% in the respective six and three-month periods of fiscal 1994 to 16.4% and 16.2% during fiscal 1995. A sales mix with proportionally less retail food sales, as well as the planned curtailment of related food promotional expenditures, has contributed to this decline. Additionally, the fixed portion of such expenses serve to lower these percentages in a trend of increasing net sales.

          The increases in consolidated net income of 24% and 29% for the respective six and three-month periods ended December 31, 1994 were generally comparable to the fluctuations in consolidated income before income taxes. However, the provision for taxes based on income for the six months ended December 31, 1993 included a first-quarter charge of approximately $400,000 related to certain retroactive provisions brought about by the August 1993 enactment of the Omnibus Budget Reconciliation Act of 1993.





                                    7 of 10

                              FINANCIAL CONDITION

          Net cash flows provided by operating activities for the six months ended December 31, 1994 totaled $20,885,000 compared to $29,459,000 recorded in the comparable period of fiscal 1994. The working capital ratio at December 31 was 3.1:1.0 compared to 3.2:1.0 at June 30. Within working capital, increased sales contributed to the higher levels of accounts receivable.

          Non-operating uses of cash during the six months ended December 1994 include $14,916,000 for capital expenditures, $13,570,000 for the purchase of treasury stock and $7,808,000 for payments of dividends on common stock. When compared to the amount paid through December 1993, total dividends paid in 1994 increased 23% which is reflective of a higher dividend payout rate.

          Including both short- and long-term debt within total capitalization, such debt was 12% of total capitalization at December 31 compared to 13% as of June 30. The Company continues to maintain discretionary bank lines of credit in excess of $150,000,000 as a contingent source of short-term financing for future capital or other temporary cash requirements. However, absent a significant business acquisition or other unforeseen events, management currently believes that cash internally generated from operating activities will be sufficient to meet foreseeable cash requirements for the remainder of fiscal 1995.


                          PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings
- --------------------------

          On January 28, 1991, a cost recovery action under Section 107 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") was filed against Pretty Products, Inc. ("Pretty Products") and the registrant in the United States District Court for the Southern District of Ohio in a proceeding styled UNITED STATES VS. PRETTY PRODUCTS, ET AL. The complaint sought recovery of response costs allegedly incurred or to be incurred by the United States Environmental Protection Agency ("EPA") in connection with the cleanup of the Coshocton City Landfill. During the second quarter of fiscal 1995, the parties reached a settlement for all claims in an amount totaling $1,750,000 plus interest from July 1, 1994. The settlement was approved and entered by the Court on January 4, 1995 and the registrant subsequently paid approximately $1,800,000 in February 1995 to the EPA as settlement of this obligation. Of this settlement, $1,700,000 had been accrued by the registrant as of June 30, 1994, with the balance recognized in the second quarter of fiscal 1995.





                                    8 of 10

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

          The registrant held its annual meeting of the shareholders on November 21, 1994. Proxies for the meeting were solicited pursuant to Section 14(a) of Securities Exchange Act of 1934. There were no matters discussed or voted upon at the annual meeting, except for the election of the following three directors whose term will expire in 1997:


                                                      Shares                                      Shares
                                                      Voted                 Shares                  Not
                                                      "For"               "Withheld"               Voted
                                                    ----------            ----------            ---------
               Morris S. Halpern                    26,119,834             204,290              3,720,411
               Robert S. Hamilton                   26,262,093              62,031              3,720,411
               David J. Zuver                       26,229,612              94,512              3,720,411

          In addition to the newly elected directors, the following individuals continue to serve as directors of the registrant until such time that their term expires in 1995 or 1996:

               John B. Gerlach                      Frank W. Batsch
               John B. Gerlach, Jr.                 Robert L. Fox
               Edward H. Jennings                   Henry M. O'Neill, Jr.
               Richard R. Murphey, Jr.


Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

      (a)      Exhibit 27 - Financial Data Schedule.

      (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended December 31, 1994.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LANCASTER COLONY CORPORATION



Date:     February 10, 1995                  BY:/S/John B. Gerlach
     ----------------------------               ------------------
                                                JOHN B. GERLACH
                                                Chairman, Chief
                                                Executive Officer and
                                                Principal Financial Officer


Date:     February 10, 1995                  BY:/S/John L. Boylan
     ----------------------------               -----------------
                                                JOHN L. BOYLAN
                                                Treasurer and
                                                Assistant Secretary





                                    9 of 10