Form 10-Q
period 1995-03-31
LANCASTER COLONY CORP
filed 1995-05-11
CIK 57515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No
                                        ---         ---
       As of March 31, 1995, there were 29,831,000 shares of common stock, no par value per share, outstanding.





                                     1 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                       Page No.
                                                                       --------
Part I.  Financial Information

      Consolidated Condensed Balance Sheets -
           March 31, 1995 and June 30, 1994                               3

      Consolidated Condensed Statements of Income -
           Three Months and Nine Months
           Ended March 31, 1995 and 1994                                  4

      Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended March 31, 1995 and 1994                      5

      Notes to Consolidated Condensed Financial Statements                6

      Management's Discussion and Analysis of the Results
           of Operations and Financial Condition                         7-8

Part II.  Other Information

      Item 6 - Exhibits and Reports on Form 8-K                           8

      Signatures                                                          8

      Exhibit 27 - Financial Data Schedule                                9





                                     2 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                      March 31                    June 30
                                                                                       1995                        1994
                                                                                   ------------                ------------
                                                                                    (Unaudited)
ASSETS
  Current Assets:
        Cash and equivalents                                                       $ 13,816,000                $ 30,423,000

        Receivables                                                                  99,329,000                  83,076,000
        Less allowance for doubtful accounts                                          3,197,000                   2,339,000
                                                                                   ------------                ------------
             Receivables - net                                                       96,132,000                  80,737,000

        Inventories:
           Raw materials and supplies                                                37,767,000                  27,614,000
           Finished goods and work in process                                        97,439,000                  90,034,000
                                                                                   ------------                ------------
             Total inventories                                                      135,206,000                 117,648,000

        Prepaid expenses and other current assets                                    12,251,000                   8,995,000
                                                                                   ------------                ------------

             Total current assets                                                   257,405,000                 237,803,000

  Property, Plant and Equipment - At cost                                           276,918,000                 264,697,000
  Less Accumulated Depreciation                                                     169,328,000                 163,127,000
                                                                                   ------------                ------------
             Property, plant and equipment - net                                    107,590,000                 101,570,000

  Other Assets                                                                       15,137,000                  16,072,000
                                                                                   ------------                ------------

  Total Assets                                                                     $380,132,000                $355,445,000
                                                                                   ============                ============


LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
        Current portion of long-term debt                                          $  1,126,000                $  1,301,000
        Accounts payable                                                             39,333,000                  31,054,000
        Accrued liabilities                                                          35,709,000                  41,902,000
                                                                                   ------------                ------------

             Total current liabilities                                               76,168,000                  74,257,000

  Long-Term Debt - Less current portion                                              32,082,000                  32,933,000

  Other Noncurrent Liabilities                                                        8,191,000                   8,093,000

  Deferred Income Taxes                                                               1,695,000                   3,315,000

  Shareholders' Equity:
        Preferred stock - authorized 2,650,000 shares
           issuable in series; Class A - $1.00 par value,
           authorized 350,000 shares; Class B and C -
           no par value, authorized 1,150,000 shares each;
           outstanding - none
        Common stock - authorized 35,000,000 shares;
           issued March 31, 1995 - no par value -
           30,742,000 shares; June 30, 1994 -
           no par value - 22,977,000 shares                                          27,708,000                  25,437,000

        Retained earnings                                                           266,184,000                 226,412,000

        Foreign currency translation adjustment                                         468,000                     440,000
                                                                                   ------------                ------------

             Total                                                                  294,360,000                 252,289,000

        Less:
           Common stock in treasury, at cost
             March 31, 1995 - 911,000 shares;
             June 30, 1994 - 303,000 shares                                          28,528,000                  11,606,000
           Amount due from ESOP                                                       3,836,000                   3,836,000
                                                                                   ------------                ------------

             Total shareholders' equity                                             261,996,000                 236,847,000
                                                                                   ------------                ------------

  Total Liabilities and Shareholders' Equity                                       $380,132,000                $355,445,000
                                                                                   ============                ============



  See Notes to Consolidated Condensed Financial Statements





                                     3 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                         Three Months Ended                      Nine Months Ended
                                              March 31                                March 31
                                       1995            1994                    1995               1994
                                   ------------    ------------            -----------        ------------
Net Sales                         $191,975,000     $171,492,000            $606,353,000       $537,070,000

Cost of Sales                      132,770,000      117,634,000             420,188,000        366,602,000
                                  ------------     ------------            ------------       ------------

Gross Margin                        59,205,000       53,858,000             186,165,000        170,468,000

Selling, General and
  Administrative Expenses           31,899,000       31,497,000             100,064,000         99,802,000
                                  ------------     ------------            ------------       ------------

Operating Income                    27,306,000       22,361,000              86,101,000         70,666,000

Other Income (Expense):
         Interest expense             (672,000)        (700,000)             (2,060,000)        (2,196,000)
         Interest income and
           other - net                 197,000           79,000                 423,000            282,000
                                  ------------     ------------             -----------       ------------

Income Before Income Taxes          26,831,000       21,740,000              84,464,000         68,752,000

Taxes Based on Income               10,418,000        8,501,000              32,750,000         26,976,000
                                  ------------     ------------            ------------       ------------

Net Income                        $ 16,413,000     $ 13,239,000            $ 51,714,000       $ 41,776,000
                                  ============     ============            ============       ============

Net Income Per Common Share             $ .55          $   .44                    $1.72            $  1.38

Cash Dividends Per Common
         Share                          $ .14          $ .1125                    $ .40            $ .3225

Weighted Average Common
         Shares Outstanding        29,905,000       30,365,000               30,080,000         30,351,000
                                 ============     ============             ============       ============

See Notes to Consolidated Condensed Financial Statements





                                     4 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)
                                                                                          Nine Months Ended
                                                                                               March 31
                                                                                       1995                 1994
                                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $51,714,000           $41,776,000
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                 17,322,000            18,009,000
      Deferred income taxes and other noncash charges                               (2,622,000)             (753,000)
      Loss (gain) on sale of property                                                  311,000               (13,000)
      Changes in operating assets and liabilities:
          Receivables                                                              (15,395,000)          (15,897,000)
          Inventories                                                              (17,295,000)           (8,471,000)
          Prepaid expenses and other current assets                                 (2,086,000)             (806,000)
          Accounts payable                                                           8,279,000             6,852,000
          Accrued liabilities                                                       (6,193,000)            2,923,000
                                                                                   -----------           -----------

      Net cash provided by operating activities                                     34,035,000            43,620,000
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments on property additions                                                  (22,502,000)          (15,460,000)
   Acquisition                                                                        (554,000)           (5,438,000)
   Proceeds from sale of property                                                      439,000               144,000
   Other - net                                                                        (383,000)           (1,072,000)
                                                                                   -----------           -----------

      Net cash used in investing activities                                        (23,000,000)          (21,826,000)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                                                            (12,012,000)           (9,750,000)
   Payments on long-term debt                                                       (1,026,000)           (1,331,000)
   Purchase of treasury stock                                                      (16,922,000)           (6,212,000)
   Common stock issued upon exercise of stock
      options including related tax benefits                                         2,271,000             3,156,000

                                                                                   -----------           -----------

   Net cash used in financing activities                                           (27,689,000)          (14,137,000)
                                                                                   -----------           -----------

Effect of exchange rate changes on cash                                                 47,000                (4,000)
                                                                                   -----------           -----------
Net change in cash and equivalents                                                 (16,607,000)            7,653,000
Cash and equivalents at beginning of year                                           30,423,000            16,502,000
                                                                                   -----------           -----------
Cash and equivalents at end of period                                              $13,816,000           $24,155,000
                                                                                   ===========           ===========


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

   Cash paid during the period for:
          Interest                                                                 $ 2,575,000           $ 2,708,000
                                                                                   ===========           ===========
          Income taxes                                                             $41,541,000           $30,811,000
                                                                                   ===========           ===========


See Notes to Consolidated Condensed Financial Statements





                                     5 of 9

                LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS FOR THE
                    PERIODS ENDED MARCH 31, 1995 AND 1994

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

(3) On July 20, 1994, a four-for-three stock split was effected whereby one additional common share was issued for each three shares outstanding to shareholders of record on June 20, 1994. Accordingly, all per share data and the weighted average common shares outstanding for the three and nine month periods ended March 31, 1994 in the accompanying consolidated condensed financial statements have been retroactively adjusted for this split.

(4) As approved by its shareholders, the Company has an incentive stock option plan by which 3,625,000 common shares may be issued under options granted pursuant to terms of the plan. During the third quarter of fiscal 1995, the Company granted approximately 210,000 options to employees and officers of the Company. As of March 31, 1995, options for approximately 2,840,000 shares have been granted and 2,518,000 have been exercised under the plan.





                                     6 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 FOR THE PERIODS ENDED MARCH 31, 1995 AND 1994

                             RESULTS OF OPERATIONS

          Consolidated net sales of $606,353,000 and $191,975,000 for the respective nine and three months ended March 31, 1995 increased 13% and 12% over the corresponding totals of $537,070,000 and $171,492,000 of fiscal 1994. The sales of the Glassware and Candles segment contributed most prominently to this increase with sales of the segment's candle products experiencing significant growth throughout fiscal 1995. For the nine month period, Automotive segment sales benefitted from a generally increased level of domestic new vehicle sales, particularly with respect to light trucks and vans. The implementation of certain cost-driven price increases during this period also contributed to progressively increased sales revenues. Within the Specialty Foods segment, greater foodservice volumes led to an increase in sales for each of the comparable periods presented.

          Consolidated gross margins have been adversely affected throughout 1995 by certain increased raw material costs. The impact of increased raw material costs has been most pronounced within the Automotive segment where aluminum, rubber and resin-based plastic materials have undergone increases in excess of the segment's ability to increase related sales prices. Impacting the nine month results were increased costs for soybean oil, a major ingredient of the Specialty Foods segment. The increased foodservice mix within the Specialty Foods segment also reduced consolidated gross margins during fiscal 1995. Finally, all segments have experienced significantly higher corrugated costs during fiscal 1995. The foregoing factors were partially offset by certain productivity improvements, particularly in the Glassware and Candles segment, where increased volume, recent capital expenditures and process improvements combined to enhance this segment's margins.

          Selling, general and administrative expenses of $100,064,000 and $31,899,000 for the respective nine and three month periods ended March 31, 1995 increased less than 2% from the totals recorded during the comparable periods of 1994. Mitigating the increase in such costs were efforts to reduce promotional costs in the Specialty Foods segment as well as issues involving changes in sales mix. Additionally, the fixed portion of such operating costs generally serves to hold the fluctuations of these costs below that of net sales.

          As a percentage of net sales, income before income taxes and net income for both periods of fiscal 1995 were approximately 14% and 9%, respectively, compared to 13% and 8% during the comparable fiscal 1994 periods. The provision for income taxes for the nine-month period ended March 31, 1994 was impacted by a first-quarter charge of approximately $400,000 to record the effect of the August 1993 enactment of the Omnibus Budget Reconciliation Act of 1993.

                              FINANCIAL CONDITION

          As of March 31, the Company's balance sheet reflected net working capital of $181,237,000 and a current ratio of 3.4:1.0. As of June 30, 1994, the respective comparable totals were $163,546,000 and 3.2:1.0. Cash flows from operations through March 1995 totaled $34,035,000 compared to $43,620,000 during the nine months ended March 1994. Contributing to the increase in accounts receivable at March 31 was the higher level of sales occurring in March 1995 compared to June 1994. Inventories were impacted by the general increase in sales volumes, rising material costs and contingency stocks built in anticipation of certain labor negotiations.





                                     7 of 9

          Significant nonoperating uses of cash during the nine months ended March 1995 included $16,922,000 for the repurchase of common stock, $22,502,000 for capital expenditures and $12,012,000 for common stock dividends. The latter amount reflects the increased dividend rate which totaled $.40 versus $.32 for the nine months ended March 31, 1995 and 1994, respectively. Through March 31, the Company's capital structure remains generally unchanged with debt (including the short-term portion) comprising 11% of capitalization at March 31 compared to 13% at June 30. The Company continues to maintain discretionary bank lines of credit in excess of $150,000,000 as a contingent source of short-term financing for future capital or other temporary cash requirements. However, absent a significant business acquisition or other unforeseen events, management currently believes that cash internally generated from operating activities will be sufficient to meet foreseeable cash requirements for the remainder of fiscal 1995.

                          PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------
          (a)  Exhibit 27 - Financial Data Schedule.

          (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LANCASTER COLONY CORPORATION



Date:     May 10, 1995                        BY: /S/John B. Gerlach
     ----------------------                       ---------------------------
                                                  JOHN B. GERLACH
                                                  Chairman, Chief Executive
                                                  Officer and Principal
                                                  Financial Officer


Date:     May 10, 1995                        BY: /S/John L. Boylan
     ----------------------                       ---------------------------
                                                  JOHN L. BOYLAN
                                                  Treasurer and
                                                  Assistant Secretary





                                     8 of 9