Form 10-K
period 1995-06-30
LANCASTER COLONY CORP
filed 1995-09-22
CIK 57515

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

                                   (Mark One)
     X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ----
        ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1995

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ----
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ----
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----     -----
      The aggregate market value of Common Stock held by non-affiliates on September 1, 1995 was approximately $768,000,000.

      As of September 1, 1995, there were approximately 29,583,000 shares of Common Stock, no par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference to this annual report: Registrant's 1995 Annual Report to Shareholders - Parts I and
II. Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 1995; to be filed - Part III. The 1995 Annual Report to Shareholders and 1995 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

EXHIBIT INDEX ON PAGE 12.

                                     PART I

Item 1.  Business
         --------
General Development of Business
-------------------------------

      Lancaster Colony Corporation was reincorporated in Ohio effective January 2, 1992. Prior to this date Lancaster Colony Corporation had been a Delaware Corporation organized in 1961. As used herein the term "registrant," unless the context otherwise requires, refers to Lancaster Colony Corporation and its subsidiaries.

Description of and Financial Information About Business Segments
----------------------------------------------------------------

      The registrant operates in three business segments - specialty foods, automotive, and glassware and candles - which accounted for approximately 39%, 31% and 30%, respectively, of consolidated net sales for the fiscal year ended June 30, 1995. The financial information relating to business segments for the three years ended June 30, 1995, appearing in Exhibit 13 in this Form 10-K Annual Report, is incorporated herein by reference. Further description of each business segment the registrant operates within is provided below.

                                Specialty Foods
                                ---------------

      The food products manufactured and sold by the registrant include salad dressings and sauces marketed under the brand names "Marzetti," "Pfeiffer" and "Girard's"; frozen unbaked pies marketed under the brand names "Mountain Top" and "Reames"; hearth-baked frozen breads marketed under the brand name "New York Frozen Foods"; refrigerated chip and produce dips, dairy snacks and desserts marketed under the brand names "Oak Lake Farms," "Allen" and/or "Marzetti"; premium dry egg noodles marketed under the brand names "Inn Maid" and "Amish Kitchen"; frozen specialty noodles, pastas, and breaded specialty items marketed under the brand name "Reames" and caviar marketed under the brand name "Romanoff" and "Poriloff."

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

      The refrigerated chip and produce dips, dairy snacks and desserts are sold through food brokers and distributors in most major markets in the United States.

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

     During fiscal year 1995, the registrant obtained adequate supplies of raw materials for this segment.

      The registrant's firm order backlog at June 30, 1995, in this business segment, was approximately $4,238,000 as compared to a backlog of approximately $3,089,000 as of the end of the preceding fiscal year. It is expected that all of these orders will be filled during the current fiscal year. The operations of this segment are not affected to any material extent by seasonal fluctuations. The registrant does not utilize any franchises or concessions in this business segment. The trade names under which it operates are significant to the overall success of this segment. However, the patents and licenses under which it operates are not essential to the overall success of this segment.

                                   Automotive
                                   ----------

      The registrant manufactures and sells a complete line of rubber, vinyl and carpeted car mats both in the aftermarket and to original equipment manufacturers. Other products are pickup truck bed mats, running boards, bed liners and other accessories for pickup trucks and vans, truck and trailer splash guards and quarter fenders, accessories such as cup holders, litter caddies and oil drain pans and funnels. The automotive aftermarket products are marketed primarily through mass merchandisers and automotive outlets under the name "Rubber Queen" and the registrant sells bed liners under the "Protecta" trademark, running boards under the "Dee Zee" name, as well as under private labels. Although minor, rubber matting sales are also included in this segment. The aggregate sales of two customers accounted for approximately 32% of this segment's total net sales during 1995 and 1994. No other customer accounted for more than 10% of this segment's total net sales. Although the Company is a market leader in many of its product lines, all the markets in which the registrant sells automotive products are highly competitive in the areas of design, price, quality and customer service.

      During fiscal year 1995, the registrant obtained adequate supplies of raw materials for this segment.

      The registrant's firm order backlog at June 30, 1995, in this business segment, was approximately $6,594,000 as compared to a backlog of approximately $12,503,000 as of the end of the preceding fiscal year. It is expected that all of these orders will be filled during the current fiscal year. The operations of this segment are not affected to any material extent by seasonal fluctuations. The registrant does not utilize any significant franchises or concessions in this segment. The patents, trademarks and licenses under which it operates are generally not essential to the overall success of this segment.

                             Glassware and Candles
                             ---------------------

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

      Candles of all sizes, forms and scents are primarily sold in the mass merchandise markets as well as to supermarkets, drug stores and specialty shops under the name "Candle-lite." A portion of the registrant's candle business is marketed under private label.

      The registrant's glass products are sold to discount, department, variety and drug stores, as well as to jobbers and directly to retail customers. Commercial markets such as foodservice, hotels, hospitals and schools are also
served by this segment's products.   All the markets in which the registrant
sells houseware products are highly competitive in the areas of design, price, quality and customer service. Sales of glassware and candles to one customer accounted for approximately 17% and 12% of this segment's total net sales during 1995 and 1994, respectively. No other customer accounted for more than 10% of this segment's total net sales.

      During fiscal year 1995, the registrant obtained adequate supplies of raw materials for this business segment.

      The registrant's firm order backlog at June 30, 1995, in this business segment, was approximately $33,896,000 as compared to approximately $24,229,000 as of the end of the preceding fiscal year. It is expected that all of these orders will be filled during the current fiscal year. Seasonal retail stocking patterns cause certain of this segment's products to experience increased sales in the first half of the fiscal year. The registrant does not use any franchises or concessions in this segment. The patents and licenses under which it operates are not essential to the overall success of this segment. However, certain trademarks are important to this segment's marketing efforts.

Net Sales by Class of Products
------------------------------

      The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products which accounted for at least 10% of the Company's consolidated net sales in any fiscal year from 1993 through 1995.

                                  1995           1994            1993
------------------------------------------------------------------------
Specialty Foods:
  Retail                           22%             25%             26%
  Foodservice                      17%             15%             14%
Automotive                         31%             33%             32%
Glassware and Candles:
  Consumer Table and Giftware      25%             22%             22%

General Business
----------------


                            Research and Development
                            ------------------------

      The estimated amount spent during each of the last three fiscal years on research and development activities determined in accordance with generally accepted accounting principles is not considered material.

                             Environmental Matters
                             ---------------------

      Certain of the registrant's operations are subject to compliance with various air emission standards promulgated under Title V of the Federal Clean Air Act. The effective date of compliance with such standards is scheduled to occur in the registrant's fiscal year ending June 30, 1996. The registrant is currently developing a compliance strategy to submit to the related Federal agency for approval. Based upon available information, compliance with the Federal Clean Air Act provisions, as well as other various Federal, state and local environmental protection laws and regulations, is not expected to have a material adverse effect upon the level of capital expenditures, earnings or the competitive position of the registrant for the remainder of the current and succeeding fiscal year. See also Item 3 for discussions relating to environmental matters.

                                   Employees
                                   ---------

     The registrant has approximately 6,000 employees.

                      Foreign Operations and Export Sales
                      -----------------------------------

      Financial information relating to foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based on existing operations.

Item 2.  Properties
         ----------

      The registrant uses approximately 5,907,000 square feet of space for its operations. Of this space, approximately 1,922,000 square feet are leased.

      The following table summarizes facilities exceeding 75,000 square feet of space and which are considered the principal manufacturing and warehousing operations of the registrant:

                                                                                                 Approximate
Location                      Business Segment(s)                                                Square Feet
--------                      -------------------                                                -----------
Blue Ash, OH (1)                      Glassware and Candles                                         200,000
Cincinnati, OH(2)                     Glassware and Candles                                         139,700
Columbus, OH(3)                       Specialty Foods                                               277,788
Coshocton, OH                         Automotive                                                    591,400
Des Moines, IA (4)                    Automotive                                                    392,000
Dunkirk, IN                           Glassware and Candles                                         933,700
Elkhart, IN                           Automotive                                                     96,000
Jackson, OH                           Automotive and Glassware and Candles                          223,000
LaGrange, GA                          Automotive                                                    207,000
Lancaster, OH                         Glassware and Candles                                         465,300
Leesburg, OH                          Glassware and Candles                                         297,900
Milpitas, CA (5)                      Specialty Foods                                               130,400
Muncie, IN                            Glassware and Candles                                         153,000
Newark, OH(2)                         Automotive                                                     75,000
Newport, TN (6)                       Automotive                                                     82,000
Sapulpa, OK (7)                       Glassware and Candles                                         668,500
Wapakoneta, OH (8)                    Automotive                                                    178,100
Waycross, GA                          Automotive                                                    122,500
Wilson, NY                            Specialty Foods                                                80,000

      (1)     Leased for term expiring 1996.

      (2)     Leased on monthly basis.

      (3)     Part leased for term expiring 1997. Part leased for term expiring 1998.

      (4)     Part subject to capital lease expiring 1996.  Part leased for term expiring 1995.  Part leased for term expiring 1996.

      (5)     Part leased for term expiring 1997.

      (6)     Leased for term expiring 1996.

      (7)     Part leased for term expiring in 1999.

      (8)     Part leased for term expiring 2003 with ownership passing to registrant at lease expiration.  Part leased on monthly basis.

Item 3.  Legal Proceedings
         -----------------

    On January 28, 1991, a cost recovery action under Section 107 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") was filed against Pretty Products, Inc. ("Pretty Products") and the registrant in the United States District Court ("Court") for the Southern District of Ohio in a proceeding styled United States vs. Pretty Products, et al. The complaint sought recovery of response costs allegedly incurred or to be incurred by the United States Environmental Protection Agency ("EPA") in connection with the cleanup of the Coshocton City Landfill. During the second quarter of fiscal 1995, the parties reached a settlement for all claims in an amount totaling $1,750,000 plus interest from July 1, 1994. The settlement was approved and entered by the Court on January 4, 1995 and the registrant paid approximately $1,800,000 in February 1995 to the EPA as settlement of this obligation. Of this settlement, $1,700,000 had been accrued by the registrant as of June 30, 1994, with the balance recognized in the second quarter of fiscal 1995.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

    None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 1995.

    The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by such person and each person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the registrant.

                                                                       First
                                                                      Elected
                       Age as of                                        an
                      September 1      Offices and                    Executive
      Name               1995         Positions Held                   Officer
      ----            -----------     --------------                  ---------
John B. Gerlach             68              Chairman and
                                            Chief Executive
                                            Officer                       1961

John L. Boylan              40              Treasurer and
                                            Assistant Secretary           1990

John B. Gerlach, Jr.        41              President, Chief
                                            Operating Officer and
                                            Secretary                     1982

Larry G. Noble              59              Vice President                1985


      The above named officers were re-elected to their present position at the annual meeting of the Board of Directors on November 21, 1994. All such persons have been elected to serve until the next annual election of officers, which shall occur on November 20, 1995 and their successors are elected or until their earlier resignation or removal.

      John B. Gerlach, Jr. is the son of John B. Gerlach.

                                    PART II

Item 5.      Market for the Registrant's Common Stock and Related Stockholder
             ----------------------------------------------------------------
             Matters
             -------

      Reference is made to the "Selected Quarterly Financial Data", appearing in Exhibit 13 of this Form 10-K Annual Report, for information concerning market prices and related security holder matters on the registrant's common shares during 1995 and 1994. Such information is incorporated herein by reference.

Item 6.      Selected Financial Data
             -----------------------

      The presentation of selected financial data as of and for the five years ended June 30, 1995 is included in the "Operations" and "Financial Position" sections of the "Five Year Financial Summary" appearing in Exhibit 13 of this Form 10-K Annual Report and is incorporated herein by reference.

Item 7.      Management's Discussion and Analysis of Results of Operations
             -------------------------------------------------------------
             and Financial Condition
             -----------------------

      Reference is made to the "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing in Exhibit 13 of this Form 10-K Annual Report. Such information is incorporated herein by reference.

Item 8.      Financial Statements and Supplementary Data
             -------------------------------------------

      The financial statements and supplementary financial information are set forth in Exhibit 13 of this Form 10-K Annual Report and are incorporated herein by reference.

Item 9.      Disagreements on Accounting and Financial Disclosure
             ----------------------------------------------------

      None

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant
             --------------------------------------------------

      For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the registrant, see "Nomination and Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 1995, which is incorporated herein by reference.

Item 11.     Executive Compensation
             ----------------------

      Information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 1995 is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

      Information set forth under the captions "Nomination and Election of Directors" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 1995 is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions
             ----------------------------------------------

      For information with respect to certain transactions with Directors of the registrant, see "Other Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 1995, which is incorporated herein by reference.

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ----------------------------------------------------------------

(a)   1.     Financial Statements
             --------------------

             The consolidated financial statements as of June 30, 1995 and 1994 and for each of the three years in the period ended June 30, 1995, together with the report thereon of Deloitte & Touche LLP dated August 29, 1995, appearing in Exhibit 13 of this Form 10-K Annual Report are incorporated herein by reference.

                         Index to Financial Statements
                         -----------------------------

             Consolidated Statements of Income for the years ended June 30, 1995, 1994 and 1993

             Consolidated Balance Sheets at June 30, 1995 and 1994

             Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994 and 1993

             Consolidated Statements of Shareholders' Equity for the years ended June 30, 1995, 1994 and 1993

             Notes to Consolidated Financial Statements

             Independent Auditors' Report

(a)   2.     Financial Statement Schedules Required by Items 8 and 14(d)
             -----------------------------------------------------------

             Included in Part IV of this report is the following additional financial data which should be read in conjunction with the consolidated financial statements in the 1995 Annual Report to
             Shareholders:

             Independent Auditors' Report

             Schedule II - Valuation and Qualifying Accounts for each of the three years ended June 30, 1995

                       Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)   3.      Exhibits Required by Item 601 of Regulation S-K and Item 14(c)
              --------------------------------------------------------------

              See Index to Exhibits attached.

(b)           Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of September, 1995.

                                             LANCASTER COLONY CORPORATION
                                                             (Registrant)

                                             By /S/ John B. Gerlach
                                                --------------------
                                                    John B. Gerlach
                                             Chairman, Chief Executive
                                             Officer and Principal
                                             Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                               Title                                      Date
     ----------                               -----                                      ----
/S/ John B. Gerlach                         Chairman, Chief                        September 21, 1995
---------------------------                 Executive Officer and                  ------------------
John B. Gerlach                             Principal Financial
                                            Officer


/S/ John B. Gerlach, Jr.                    President, Chief                       September 19, 1995
---------------------------                 Operating Officer                      ------------------
John B. Gerlach, Jr.                        and Secretary


/S/ John L. Boylan                          Treasurer, Assistant                   September 18, 1995
---------------------------                 Secretary and Principal                ------------------
John L. Boylan                              Accounting Officer


                                            Director
---------------------------                                                        ------------------
Frank W. Batsch

/S/ Robert L. Fox                           Director                               September 14, 1995
---------------------------                                                        ------------------
Robert L. Fox

                                            Director
---------------------------                                                        ------------------
Morris S. Halpern

/S/ Robert S. Hamilton                      Director                               September 16, 1995
---------------------------                                                        ------------------
Robert S. Hamilton

/S/ Edward H. Jennings                      Director                               September 15, 1995
---------------------------                                                        ------------------
Edward H. Jennings

/S/ Richard R. Murphey, Jr.                 Director                               September 14, 1995
---------------------------                                                        ------------------
Richard R. Murphey, Jr.

/S/ Henry M. O'Neill, Jr.                   Director                               September 18, 1995
---------------------------                                                        ------------------
Henry M. O'Neill, Jr.

/S/ David J. Zuver                          Director                               September 14, 1995
---------------------------                                                        ------------------
David J. Zuver

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
Lancaster Colony Corporation:

We have audited the consolidated financial statements of Lancaster Colony Corporation and its subsidiaries as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated August 29, 1995; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Lancaster Colony Corporation and its subsidiaries, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ Deloitte & Touche LLP



DELOITTE & TOUCHE LLP

Columbus, Ohio
August 29, 1995

                                                                     SCHEDULE II



                                          LANCASTER COLONY CORPORATION
                                                AND SUBSIDIARIES
                                          =============================



                                                 VALUATION AND QUALIFYING ACCOUNTS
                                              FOR THE THREE YEARS ENDED JUNE 30, 1995
---------------------------------------------------------------------------------------------------------------------
              COLUMN A                               COLUMN B                  COLUMN C       COLUMN D       COLUMN E
              --------                               --------                  --------       --------       --------
                                                                              ADDITIONS
                                                    BALANCE AT                CHARGED TO                      BALANCE
                                                    BEGINNING                 COSTS AND                        AT END
             DESCRIPTION                             OF YEAR                   EXPENSES      DEDUCTIONS       OF YEAR
----------------------------------------------------------------------------------------------------------------------

RESERVES DEDUCTED FROM ASSET TO WHICH
  THEY APPLY - Allowance for doubtful
  accounts:



         Year ended June 30, 1993.................  $1,885,000            $2,096,000    $1,111,000(A)        $2,870,000
                                                    ========================================================================


         Year ended June 30, 1994.................  $2,870,000            $1,029,000    $1,560,000(A)        $2,339,000
                                                    ========================================================================


         Year ended June 30, 1995.................  $2,339,000            $  614,000    $1,006,000(A)        $1,947,000
                                                    ========================================================================


     (A)  Represents uncollectible accounts written off net of recoveries.


                          LANCASTER COLONY CORPORATION
                          ----------------------------
                                   FORM 10-K
                                 JUNE 30, 1995
                               INDEX TO EXHIBITS


 Exhibit
 Number               Description                                                              Located at
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

  .4        Employee Stock Ownership Plan and Trust
            Agreement.                                                                            (g)

  .5        Resolution by the Board of Directors to amend
            registrant's 1981 Incentive Stock Option Plan
            approved by the shareholders November 19, 1990.                                       (h)

  .6        Key Employee Severance Agreement between Lancaster
            Colony Corporation and John L. Boylan.                                                (h)

  .7        Consulting Agreement by and between Lancaster
            Colony Corporation and Morris S. Halpern.                                             (j)

13.         Annual Report to Shareholders.                                                    1995 Form 10-K

21.         Significant Subsidiaries of Registrant.                                           1995 Form 10-K

23.         The consent of Deloitte & Touche LLP to the
            incorporation by reference in Registration
            Statement No. 33-39102 on Form S-8 of their
            reports dated August 29, 1995, appearing in
            this Annual Report on Form 10-K of Lancaster
            Colony Corporation for the year ended
            June 30, 1995.                                                                    1995 Form 10-K

27.         Financial Data Schedule                                                           1995 Form 10-K

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

Note(1)     The registrant and certain of its subsidiaries are parties to various long-term debt instruments.
            The amount of securities authorized under such debt instruments does not, in any case, exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.  The registrant agrees to furnish a copy of any such long-term debt instrument to the Commission upon request.

Note(2)     The registrant has included in Exhibit 13 only the specific Financial Statements and notes thereto of its 1995
            Annual Report to Shareholders which are incorporated by reference in this Form 10-K Annual Report.  The registrant agrees to furnish a complete copy of its 1995 Annual Report to Shareholders to the Commission upon request.


