Form 10-Q
period 1995-09-30
LANCASTER COLONY CORP
filed 1995-11-09
CIK 57515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                               -------  ------
                        Commission file number 0-4065-1

                          LANCASTER COLONY CORPORATION
             (Exact name of registrant as specified in its charter)


                OHIO                              13-1955943
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


                  37 WEST BROAD STREET, COLUMBUS, OHIO  43215
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

    As of September 30, 1995, there were approximately 29,584,000 shares of common stock, no par value per share, outstanding.





                                     1 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                                     Page No.
                                                                                                     --------
Part I.  Financial Information

      Consolidated Condensed Balance Sheets -
              September 30, 1995 and June 30, 1995                                                       3

          Consolidated Condensed Statements of Income -
              Three Months Ended September 30, 1995 and 1994                                             4

          Consolidated Condensed Statements of Cash Flows -
              Three Months Ended September 30, 1995 and 1994                                             5

          Notes to Consolidated Condensed Financial Statements                                           6

          Management's Discussion and Analysis of the Results
              of Operations and Financial Condition                                                      7-8

Part II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K                                                      8

          Signatures                                                                                     8

          Exhibit 27 - Financial Data Schedule                                                           9





                                                              2 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   September 30                   June 30
                                                                                       1995                        1995
                                                                                   ------------                ------------
                                                                                    (Unaudited)
ASSETS
  Current Assets:
        Cash and equivalents                                                       $    476,000                $  8,239,000

        Receivables - net of allowance for
           doubtful accounts                                                        114,862,000                  88,416,000

        Inventories:
           Raw materials and supplies                                                39,669,000                  34,020,000
           Finished goods and work in process                                       112,968,000                 107,866,000
                                                                                   ------------                ------------
             Total inventories                                                      152,637,000                 141,886,000

        Prepaid expenses and other current assets                                    11,050,000                  11,226,000
                                                                                   ------------                ------------

             Total current assets                                                   279,025,000                 249,767,000

  Property, Plant and Equipment - At cost                                           291,856,000                 282,525,000
  Less Accumulated Depreciation                                                     174,663,000                 169,338,000
                                                                                   ------------                ------------
             Property, plant and equipment - net                                    117,193,000                 113,187,000

  Other Assets                                                                       16,618,000                  16,950,000
                                                                                   ------------                ------------

  Total Assets                                                                     $412,836,000                $379,904,000
                                                                                   ============                ============


LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
        Short-term bank loans                                                      $ 12,500,000
        Current portion of long-term debt                                               983,000                $  1,026,000
        Accounts payable                                                             36,891,000                  26,322,000
        Accrued liabilities                                                          41,686,000                  33,164,000
                                                                                   ------------                ------------

             Total current liabilities                                               92,060,000                  60,512,000

  Long-Term Debt - Less current portion                                              31,565,000                  31,840,000

  Other Noncurrent Liabilities                                                        8,273,000                   8,223,000

  Deferred Income Taxes                                                               1,524,000                   2,181,000

  Shareholders' Equity:
        Preferred stock - authorized 2,650,000 shares
           issuable in series; Class A - $1.00 par value,
           authorized 350,000 shares; Class B and C -
           no par value, authorized 1,150,000 shares each;
           outstanding - none
        Common stock - authorized 35,000,000 shares;
           issued September 30, 1995 - no par value -
           30,770,000 shares; June 30, 1995 -
           no par value - 30,765,000 shares                                          28,242,000                  28,086,000

        Retained earnings                                                           291,531,000                 280,538,000

        Foreign currency translation adjustment                                         570,000                     501,000
                                                                                   ------------                ------------
             Total                                                                  320,343,000                 309,125,000

        Less:
           Common stock in treasury, at cost
             September 30, 1995 - 1,186,000 shares;
             June 30, 1995 - 936,000 shares                                          38,372,000                  29,420,000
           Amount due from ESOP                                                       2,557,000                   2,557,000
                                                                                   ------------                ------------

             Total shareholders' equity                                             279,414,000                 277,148,000
                                                                                   ------------                ------------

  Total Liabilities and Shareholders' Equity                                       $412,836,000                $379,904,000
                                                                                   ============                ============



  See Notes to Consolidated Condensed Financial Statements

                                                              3 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                             Three Months Ended
                                                                                September 30
                                                                            1995               1994
                                                                        ---------------    --------------
Net Sales                                                                  $200,902,000       $189,130,000

Cost of Sales                                                               141,583,000        132,114,000
                                                                           ------------       ------------

Gross Margin                                                                 59,319,000         57,016,000

Selling, General and
  Administrative Expenses                                                    33,424,000         31,574,000
                                                                           ------------       ------------

Operating Income                                                             25,895,000         25,442,000

Other Income (Expense):
     Interest expense                                                          (716,000)          (715,000)
     Interest income and other - net                                             85,000            409,000
                                                                           ------------       ------------

Income Before Income Taxes                                                   25,264,000         25,136,000

Taxes Based on Income                                                         9,856,000          9,816,000
                                                                           ------------       ------------

Net Income                                                                 $ 15,408,000       $ 15,320,000
                                                                           ============       ============

Net Income Per Common Share                                                       $ .52              $ .51
                                                                                  =====              =====

Cash Dividends Per Common Share                                                   $ .15              $ .12
                                                                                  =====              =====

Weighted Average Common
     Shares Outstanding                                                      29,709,000         30,254,000
                                                                             ==========         ==========


See Notes to Consolidated Condensed Financial Statements




                                                              4 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                         Three Months Ended
                                                                                            September 30
                                                                                       1995                1994
                                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $15,408,000           $15,320,000
  Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                  5,913,000             5,953,000
      Deferred income taxes and other noncash charges                                 (584,000)           (1,289,000)
      Loss on sale of property                                                          18,000                17,000
      Changes in operating assets and liabilities:
          Receivables                                                              (26,446,000)          (17,746,000)
          Inventories                                                              (10,751,000)          (18,298,000)
          Prepaid expenses and other current assets                                    176,000              (819,000)
          Accounts payable                                                          10,569,000             9,355,000
          Accrued liabilities                                                        8,522,000             3,938,000
                                                                                   -----------           -----------

      Net cash provided by (used in) operating
      activities                                                                     2,825,000            (3,569,000)
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments on property additions                                                   (9,474,000)           (7,626,000)
   Proceeds from sale of property                                                       36,000                45,000
   Other - net                                                                        (126,000)             (333,000)
                                                                                   -----------           -----------

      Net cash used in investing activities                                         (9,564,000)           (7,914,000)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                       (8,952,000)           (7,030,000)
   Payment of dividends                                                             (4,437,000)           (3,623,000)
   Payments on long-term debt                                                         (318,000)             (403,000)
   Net proceeds from short-term bank loans                                          12,500,000
   Common stock issued upon exercise of stock
      options including related tax benefits                                           156,000               246,000
                                                                                   -----------           -----------

   Net cash used in financing activities                                           ( 1,051,000)          (10,810,000)
                                                                                   -----------           -----------

Effect of exchange rate changes on cash                                                 27,000                15,000
                                                                                   -----------           -----------
Net change in cash and equivalents                                                  (7,763,000)          (22,278,000)
Cash and equivalents at beginning of year                                            8,239,000            30,423,000
                                                                                   -----------           -----------
Cash and equivalents at end of period                                              $   476,000           $ 8,145,000
                                                                                   ===========           ===========


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

   Cash paid during the period for:
          Interest                                                                 $ 1,253,000           $ 1,214,000
                                                                                   ===========           ===========
          Income taxes                                                             $   369,000           $ 3,864,000
                                                                                   ===========           ===========


See Notes to Consolidated Condensed Financial Statements



                                                              5 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

(1) The interim consolidated condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated condensed financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended June 30, 1995.

(2) Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period.





                                    6 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               FOR THE PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

                             RESULTS OF OPERATIONS

            For the quarter ended September 30, 1995, net sales totaled $200,902,000 compared to $189,130,000 recorded in the corresponding period of 1994. This 6% increase primarily resulted from the continuing growth of the Glassware and Candles segment. The Specialty Foods segment also reflected increased net sales as led by a greater volume of foodservice products. Total net sales of the Automotive segment declined as a result of a weakening in the markets for both original equipment and aftermarket products.

            On a consolidated basis, the gross margin percentage for the 1995 period of 29.5% declined from the 30.1% recorded during the comparable 1994 quarter. The overall decline reflects improved margins in the Glassware and Candles segment, offset by declining margins in the Automotive and Specialty Foods segments. The improved margins in the Glassware and Candles segment were achieved as a result of a more profitable sales mix and the contribution of volume-driven efficiencies. However, the Automotive segment experienced notably reduced margins as generally higher unit costs of production resulted from the presence of greater raw material prices and the effects of curtailed production schedules on overhead absorption. Certain of these increased raw materials costs have moderated going into the quarter ending December 31, 1995. The increasing proportion of foodservice sales within the Specialty Foods segment continues to adversely impact the gross margins of this segment.

            Selling, general and administrative expenses for the three months ended September 1995 totaled $33,424,000 or 16.6% of net sales compared to $31,574,000 or 16.7% of net sales for the three months ended September 1994. Growth in the Glassware and Candles segment contributed to the overall increase in these expenses.

            On a consolidated basis, the foregoing factors combined to generate pretax net income of $25,264,000 for the three months ended September 1995 compared to $25,136,000 in the corresponding period of 1994. With the effective tax rate remaining essentially unchanged from that of the prior year, net income for the 1995 quarter totaled $15,408,000 compared to $15,320,000 in 1994.

                              FINANCIAL CONDITION

            For the three months ended September 30, 1995, net cash provided by operating activities totaled $2,825,000 compared to $3,569,000 used in operating activities during the corresponding period of 1994. During the 1995 period, cash was required to support increased levels of accounts receivable and inventory resulting primarily from the growth and certain seasonal requirements of the Glassware and Candles segment. A portion of the overall increase in accounts receivable and inventory was funded by corporate short-term bank borrowings that totaled $12,500,000 as of September 30.

            Other significant uses of cash during the most recent quarter included $8,952,000 for the repurchase of common stock as well as $9,474,000 for capital expenditures. The most significant of the latter expenditures related to the construction of expanded and enhanced distribution facilities at the Company's candle manufacturing facility in Leesburg, Ohio. Management anticipates that cash from future operating activities and cash available from the currently

                                    7 of 9
available discretionary bank credit lines will be adequate to meet the Company's foreseeable cash requirements over the balance of fiscal 1996.

            Cash utilized for the payment of dividends in the most recent quarter totaled $4,437,000 compared to $3,623,000 in the corresponding 1994 quarter. This increase was the result of cash dividends per share increasing from $.12 per share to $.15 per share.

                          PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)     Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended September 30, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 LANCASTER COLONY CORPORATION



Date:    November 9, 1995                     BY:/S/John B. Gerlach
     -------------------------                   ---------------------------
                                                      JOHN B. GERLACH
                                                      Chairman, Chief Executive
                                                      Officer and Principal
                                                      Financial Officer


Date:    November 9, 1995                     BY:/S/John L. Boylan
     -------------------------                        JOHN L. BOYLAN
                                                      Treasurer and
                                                      Assistant Secretary





                                    8 of 9