Form 10-Q
period 1995-12-31
LANCASTER COLONY CORP
filed 1996-02-09
CIK 57515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes X       No
                                       ---        ---
  As of December 31, 1995, there were approximately 29,835,000 shares of common stock, no par value per share, outstanding.





                                   1 of 10

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

     Consolidated Condensed Balance Sheets -
             December 31, 1995 and June 30, 1995                             3


     Consolidated Condensed Statements of Income -
             Three Months and Six Months
             Ended December 31, 1995 and 1994                                4


     Consolidated Condensed Statements of Cash Flows -
             Six Months Ended December 31, 1995 and 1994                     5


     Notes to Consolidated Condensed Financial Statements                    6

     Management's Discussion and Analysis of the Results
             of Operations and Financial Condition                         7-8



Part II.  Other Information

     Item 4 - Submission of Matters to a Vote of
                   Security Holders                                          8


     Item 6 - Exhibits and Reports on Form 8-K                               9


     Signatures                                                              9

     Exhibit 27 - Financial Data Schedule                                   10






                                   2 of 10

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            December 31                 June 30
                                                                               1995                      1995
                                                                           -------------              -----------
                                                                           (Unaudited)
ASSETS
  Current Assets:
     Cash and equivalents                                                 $ 11,359,000                $  8,239,000
     Receivables - net of allowance for doubtful accounts                  116,757,000                  88,416,000

     Inventories:
       Raw materials and supplies                                           38,501,000                  34,020,000
       Finished goods and work in process                                  101,936,000                 107,866,000
                                                                           -----------               -------------
            Total inventories                                              140,437,000                 141,886,000

       Prepaid expenses and other current assets                            12,684,000                  11,226,000
                                                                           -----------               -------------

            Total current assets                                           281,237,000                 249,767,000

  Property, Plant and Equipment - At cost                                  298,785,000                 282,525,000
  Less Accumulated Depreciation                                            178,546,000                 169,338,000
                                                                          ------------                ------------
            Property, plant and equipment - net                            120,239,000                 113,187,000

  Goodwill - Net of accumulated amortization                                21,107,000                  13,761,000

  Other Assets                                                               2,660,000                   3,189,000
                                                                          ------------                ------------

  Total Assets                                                            $425,243,000                $379,904,000
                                                                          ============                ============


LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
       Current portion of long-term debt                                  $    807,000                $  1,026,000
       Accounts payable                                                     37,390,000                  26,322,000
       Accrued liabilities                                                  41,544,000                  33,164,000
                                                                            -----------              -------------

              Total current liabilities                                     79,741,000                  60,512,000

  Long-Term Debt - Less current portion                                     31,370,000                  31,840,000

  Other Noncurrent Liabilities                                               8,273,000                   8,223,000

  Deferred Income Taxes                                                        895,000                   2,181,000

  Shareholders' Equity:
       Preferred stock - authorized 2,650,000 shares
           issuable in series; Class A - $1.00 par value,
           authorized 350,000 shares; Class B and C -
           no par value, authorized 1,150,000 shares each;
           outstanding - none
       Common stock - authorized 35,000,000 shares;
           issued December 31, 1995 - no par value -
           31,049,000 shares; June 30, 1995 -
           no par value - 30,765,000 shares                                 37,444,000                  28,086,000

       Retained earnings                                                   308,849,000                 280,538,000

       Foreign currency translation adjustment                                 559,000                     501,000
                                                                           -----------               -------------

                Total                                                      346,852,000                 309,125,000

       Less:
            Common stock in treasury, at cost
            December 31, 1995 - 1,214,000 shares;
            June 30, 1995 - 936,000 shares                                  39,331,000                  29,420,000
            Amount due from ESOP                                             2,557,000                   2,557,000
                                                                            ----------              --------------

                Total shareholders' equity                                 304,964,000                 277,148,000
                                                                           -----------               -------------

  Total Liabilities and Shareholders' Equity                              $425,243,000                $379,904,000
                                                                          ============                ============

  See Notes to Consolidated Condensed Financial Statements


                                    3 of 10

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                         Three Months Ended                           Six Months Ended
                                               December 31                               December 31
                                     1995                   1994                 1995                1994
                                 ------------           ------------         ------------         ------------
Net Sales                       $239,055,000           $225,248,000          $439,957,000         $414,378,000

Cost of Sales                    163,434,000            155,304,000           305,017,000          287,418,000
                                ------------           ------------          ------------         ------------

Gross Margin                      75,621,000             69,944,000           134,940,000          126,960,000

Selling, General and
  Administrative Expenses         37,945,000             36,591,000            71,369,000           68,165,000
                                ------------           ------------          ------------         ------------

Operating Income                  37,676,000             33,353,000            63,571,000           58,795,000

Other Income (Expense):
         Interest expense           (843,000)              (673,000)           (1,559,000)          (1,388,000)
         Interest income and
           other - net              (194,000)              (183,000)             (109,000)             226,000
                                ------------           ------------          ------------         ------------

Income Before Income Taxes        36,639,000             32,497,000            61,903,000           57,633,000

Taxes Based on Income             14,270,000             12,516,000            24,126,000           22,332,000
                                ------------           ------------          ------------         ------------

Net Income                      $ 22,369,000           $ 19,981,000          $ 37,777,000         $ 35,301,000
                                ============            ============         ============         ============

Net Income Per Common Share           $ .75                   $ .66                 $1.27                $1.17

Cash Dividends Per Common
         Share                        $ .17                   $ .14                 $ .32                $ .26

Weighted Average Common
         Shares Outstanding      29,800,000              30,082,000            29,762,000           30,168,000
                               ============            ============          ============         ============


See Notes to Consolidated Condensed Financial Statements


                                   4 of 10

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                      Six Months Ended
                                                                                        December 31
                                                                                    1995            1994
                                                                                -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $37,777,000           $35,301,000
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                            11,987,000            12,031,000
       Deferred income taxes and other noncash charges                          (1,192,000)           (2,740,000)
       Loss on sale of property                                                     56,000               195,000
       Changes in operating assets and liabilities:
          Receivables                                                          (27,613,000)          (26,036,000)
          Inventories                                                            2,189,000            (3,928,000)
          Prepaid expenses and other current assets                             (1,280,000)           (1,725,000)
          Accounts payable                                                      10,437,000             5,880,000
          Accrued liabilities                                                    8,671,000             1,907,000
                                                                               -----------           -----------

     Net cash provided by operating activities                                  41,032,000            20,885,000
                                                                               -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments on property additions                                               (20,140,000)          (14,916,000)
  Proceeds from sale of property                                                 1,737,000               412,000
  Other - net                                                                     (205,000)             (252,000)
                                                                               -----------           -----------

     Net cash used in investing activities                                     (18,608,000)          (14,756,000)
                                                                               -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                                    (9,911,000)          (13,570,000)
  Payment of dividends                                                          (9,510,000)           (7,808,000)
  Payments on long-term debt                                                      (689,000)             (790,000)
  Common stock issued upon exercise of stock
     options including related tax benefits                                        738,000               644,000
                                                                               -----------           -----------

     Net cash used in financing activities                                     (19,372,000)          (21,524,000)
                                                                               -----------           -----------

Effect of exchange rate changes on cash                                             68,000                (5,000)
                                                                               -----------           -----------
Net change in cash and equivalents                                               3,120,000           (15,400,000)
Cash and equivalents at beginning of year                                        8,239,000            30,423,000
                                                                               -----------           -----------
Cash and equivalents at end of period                                          $11,359,000           $15,023,000
                                                                               ===========           ===========


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

  Cash paid during the period for:
       Interest                                                                $ 1,581,000           $ 1,375,000
                                                                               ===========           ===========
       Income taxes                                                            $20,041,000           $24,405,000
                                                                               ===========           ===========


See Notes to Consolidated Condensed Financial Statements





                                   5 of 10

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED DECEMBER 31, 1995 AND 1994

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

(3) During the second quarter ended December 31, 1995, the Company acquired all of the common stock of Dolefam Corporation via a stock-for- stock transaction. Such transaction was accounted for under the purchase method of accounting. In conjunction with the acquisition, the Company issued approximately 273,000 shares of Lancaster Colony Corporation common stock having a fair market value of approximately $9,000,000 in exchange for cash of $380,000 and other assets and liabilities having a fair market value of $1,888,000 and $841,000, respectively. The noncash aspects of this transaction have been excluded from the accompanying Statement of Cash Flows.





                                   6 of 10

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE PERIODS ENDED DECEMBER 31, 1995 AND 1994

                             RESULTS OF OPERATIONS
       Consolidated net sales totaling $439,957,000 and $239,055,000 for the respective six and three month periods ended December 31, 1995 increased 6% over the corresponding 1994 totals of $414,378,000 and $225,248,000, respectively. Sales of the Glassware and Candles segment achieved significant growth with particular strength demonstrated by this segment's candle products. Greater demand for foodservice items contributed to an increase in sales within the Specialty Foods segment. Automotive segment sales declined as they were adversely affected by the generally unfavorable market conditions prevalent throughout much of this segment's domestic customer base.

       For the six months ended December 31, 1995, the consolidated gross margin percentage improved slightly to 30.7% compared to 30.6% recorded in the corresponding period of 1994. This percentage for the three month period rose
to 31.6% from 31.1% in 1994.   In general, improved margins were achieved
within the Glassware and Candles segment as a result of a more beneficial sales mix as well as volume efficiencies associated with higher production levels. The Specialty Foods and Automotive segments experienced a decline in gross margins. The increasing proportion of foodservice sales within the Specialty Foods segment continues to adversely impact the comparative gross margins of this segment. Automotive margins have been particularly affected by competitive pricing pressures, increases in certain raw material costs and the unfavorable effects of curtailed production schedules on overhead absorption. Entering the Company's third fiscal quarter, customer order patterns for Automotive segment products remain soft although some moderation in this segment's raw material costs has occurred.

       Selling, general and administrative costs totaled $71,369,000 and $37,945,000 for the respective six and three month periods ended December 31, 1995. Such costs have increased by 5% and 4% over the corresponding periods of 1994 and have been influenced by the overall increase in consolidated net sales.

       As a result of the foregoing factors, operating income increased by 8% to $63,571,000 for the six months ended December 31, 1995 and by 13% to $37,676,000 for the fiscal 1996 second quarter. Similarly, net income increased by 7% and 12% for the respective six and three months ended December 1995 to respectively total $37,777,000 and $22,369,000.


                              FINANCIAL CONDITION

       Cash flow from operating activities totaled $41,032,000 for the six months ended December 31, 1995 compared to $20,885,000 during the corresponding period of 1994. This increase between periods is primarily attributable to fluctuations in working capital components.

       Net working capital at December 31, 1995 totaled $201,496,000 compared to $189,255,000 at the preceding June 30 with the December 31 current ratio of 3.5:1.0 compared to 4.1:1.0 at June 30. Net accounts receivable of $116,757,000 increased $28,341,000 between June 30 and December 31 primarily due to the level of seasonal sales incurred within the Glassware and Candles


                                   7 of 10
segment.  Total net receivables as of December 31, 1994 were $106,773,000.

       In a November 1995 transaction accounted for as a purchase, the Company issued approximately 273,000 shares of its common stock in exchange for all the common stock of Dolefam Corporation, a manufacturer and distributor of specialty food products. Dolefam's results of operations have been included in the consolidated financial statements from the date of acquisition and are immaterial in relation to the consolidated totals.

       Notable uses of cash during the six months ended December 31, 1995 include $20,140,000 paid for property additions and $9,510,000 for dividends. The construction of additional distribution facilities at the Company's candle operations in Leesburg, Ohio was the most significant capital expenditure during this period. The dividend total reflects the increased per share dividend rate which totaled $.32 for the six months ended December 31, 1995 compared to $.26 per share paid in the corresponding period of 1994. Management anticipates that cash provided from future operating activities and from the currently available discretionary bank credit lines will be adequate to meet the Company's foreseeable cash requirements over the balance of fiscal 1996.

                          PART II.  OTHER INFORMATION
Item 4 - Submission of Matters to a Vote of Security Holders

       The registrant held its annual meeting of the shareholders on November 20, 1995. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters discussed or voted upon at the annual meeting were the approval of a proposal to adopt the 1995 Key Employee Stock Option Plan, for which 23,921,941 votes were cast for such approval, 891,534 votes were cast against such approval and 4,770,221 were abstained, as well as the election of the following four directors whose term will expire in 1998:

                                                    Shares                                      Shares
                                                    Voted                 Shares                  Not
                                                    "For"               "Withheld"               Voted
                                                  ----------            ----------            ---------
             Frank W. Batsch                         24,425,167           2,316,429             2,842,100
             John B. Gerlach                         26,382,285             359,311             2,842,100
             Richard R. Murphey, Jr.                 26,234,535             507,061             2,842,100
             Henry M. O'Neill, Jr.                   26,553,326             188,270             2,842,100

       In addition to the newly elected directors, the following individuals continue to serve as directors of the registrant until such time that their term expires in 1996 or 1997:

                John B. Gerlach, Jr.            Robert S. Hamilton
                Edward H. Jennings              David J. Zuver
                Morris S. Halpern               Robert L. Fox





                                    8 of 10

Item 6 - Exhibits and Reports on Form 8-K

    (a)      Exhibit 27 - Financial Data Schedule.

    (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended December 31, 1995.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LANCASTER COLONY CORPORATION


Date:     February  9, 1996                  BY:/S/John B. Gerlach, Jr.
     ---------------------------                -----------------------
                                                 JOHN B. GERLACH, JR.
                                                 President


Date:     February  9, 1996                  BY:/S/John L. Boylan
     ---------------------------                -----------------------
                                                 JOHN L. BOYLAN
                                                 Treasurer and
                                                 Assistant Secretary


                                   9 of 10