Form 10-Q
period 1996-03-31
LANCASTER COLONY CORP
filed 1996-05-10
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

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

       As of March 31, 1996, there were approximately 29,753,000 shares of common stock, no par value per share, outstanding.


                                     1 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

       Consolidated Condensed Balance Sheets -
           March 31, 1996 and June 30, 1995                                 3

       Consolidated Condensed Statements of Income -
           Three Months and Nine Months
           Ended March 31, 1996 and 1995                                    4

       Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended March 31, 1996 and 1995                        5

       Notes to Consolidated Condensed Financial Statements                 6

       Management's Discussion and Analysis of the Results
           of Operations and Financial Condition                            7-8

Part II.  Other Information

       Item 6 - Exhibits and Reports on Form 8-K                            8

       Signatures                                                           8

       Exhibit 27 - Financial Data Schedule


                                     2 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                         March 31                     June 30
                                                                                          1996                         1995
                                                                                          ----                         ----

                                                                                       (Unaudited)

ASSETS
  Current Assets:

         Cash and equivalents                                                         $  8,398,000                 $  8,239,000

         Receivables - net of allowance for doubtful accounts                          110,335,000                   88,416,000

         Inventories:
            Raw materials and supplies                                                  34,634,000                   34,020,000
            Finished goods and work in process                                         111,643,000                  107,866,000
                                                                                      ------------                 ------------
              Total inventories                                                        146,277,000                  141,886,000

         Prepaid expenses and other current assets                                      14,279,000                   11,226,000
                                                                                      ------------                 ------------

              Total current assets                                                     279,289,000                  249,767,000

  Property, Plant and Equipment - At cost                                              309,609,000                  282,525,000
  Less Accumulated Depreciation                                                        183,318,000                  169,338,000
                                                                                      ------------                 ------------
              Property, plant and equipment - net                                      126,291,000                  113,187,000

  Goodwill - net of accumulated amortization                                            20,744,000                   13,761,000

  Other Assets                                                                           2,522,000                    3,189,000
                                                                                      ------------                 ------------

  Total Assets                                                                        $428,846,000                 $379,904,000
                                                                                      ============                 ============


LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:

         Current portion of long-term debt                                            $    705,000                 $  1,026,000
         Accounts payable                                                               39,844,000                   26,322,000
         Accrued liabilities                                                            32,382,000                   33,164,000
                                                                                      ------------                 ------------

              Total current liabilities                                                 72,931,000                   60,512,000

  Long-Term Debt - Less current portion                                                 31,370,000                   31,840,000

  Other Noncurrent Liabilities                                                           8,273,000                    8,223,000

  Deferred Income Taxes                                                                  2,545,000                    2,181,000

  Shareholders' Equity:

         Preferred stock - authorized 2,650,000 shares issuable in series; Class
            A - $1.00 par value, authorized 350,000 shares; Class B and C - no par value, authorized 1,150,000 shares each; outstanding - none
         Common stock - authorized 35,000,000 shares; issued March 31, 1996 - no par value - 31,094,000 shares; June 30, 1995 -
            no par value - 30,765,000 shares                                            38,226,000                   28,086,000

         Retained earnings                                                             321,582,000                  280,538,000

         Foreign currency translation adjustment                                           548,000                      501,000
                                                                                      ------------                 ------------

              Total                                                                    360,356,000                  309,125,000

         Less:
            Common stock in treasury, at cost
              March 31, 1996 - 1,341,000 shares;
              June 30, 1995 - 936,000 shares                                            44,072,000                   29,420,000
            Amount due from ESOP                                                         2,557,000                    2,557,000
                                                                                      ------------                 ------------

              Total shareholders' equity                                               313,727,000                  277,148,000
                                                                                      ------------                 ------------

  Total Liabilities and Shareholders' Equity                                          $428,846,000                 $379,904,000
                                                                                      ============                 ============



  See Notes to Consolidated Condensed Financial Statements



                                     3 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                         Three Months Ended               Nine Months Ended
                                               March 31                          March 31
                                        1996              1995            1996              1995
                                    -------------    -------------    -------------    -------------


     Net Sales                      $ 200,459,000    $ 191,975,000    $ 640,416,000    $ 606,353,000

     Cost of Sales                    140,151,000      132,770,000      445,168,000      420,188,000
                                    -------------    -------------    -------------    -------------

     Gross Margin                      60,308,000       59,205,000      195,248,000      186,165,000

     Selling, General and
       Administrative Expenses         30,920,000       31,899,000      102,289,000      100,064,000
                                    -------------    -------------    -------------    -------------

     Operating Income                  29,388,000       27,306,000       92,959,000       86,101,000

     Other Income (Expense):
              Interest expense           (659,000)        (672,000)      (2,218,000)      (2,060,000)
              Interest income and
                other - net               (19,000)         197,000         (128,000)         423,000
                                    -------------    -------------    -------------    -------------

     Income Before Income Taxes        28,710,000       26,831,000       90,613,000       84,464,000

     Taxes Based on Income             10,943,000       10,418,000       35,069,000       32,750,000
                                    -------------    -------------    -------------    -------------

     Net Income                     $  17,767,000    $  16,413,000    $  55,544,000    $  51,714,000
                                    =============    =============    =============    =============

     Net Income Per Common Share    $         .60    $         .55    $        1.87    $        1.72

     Cash Dividends Per Common
              Share                 $         .17    $         .14    $         .49    $         .40

     Weighted Average Common
              Shares Outstanding       29,818,000       29,905,000       29,781,000       30,080,000
                                    =============    =============    =============    =============


See Notes to Consolidated Condensed Financial Statements



                                     4 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                        March 31
                                                                 1996             1995
                                                              ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                             $ 55,544,000    $ 51,714,000
       Adjustments to reconcile net income to net
            cash provided by operating activities:
            Depreciation and amortization                       17,846,000      17,322,000
            Deferred income taxes and other noncash charges     (1,220,000)     (2,622,000)
            Loss on sale of property                                94,000         311,000
            Changes in operating assets and liabilities:
               Receivables                                     (21,191,000)    (15,395,000)
               Inventories                                      (3,651,000)    (17,295,000)
               Prepaid expenses and other current assets        (1,175,000)     (2,086,000)
               Accounts payable                                 12,892,000       8,279,000
               Accrued liabilities                                (491,000)     (6,193,000)
                                                              ------------    ------------

            Net cash provided by operating activities           58,648,000      34,035,000
                                                              ------------    ------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
         Payments on property additions                        (31,601,000)    (22,502,000)
         Acquisition                                                              (554,000)
         Proceeds from sale of property                          1,739,000         439,000
         Other - net                                              (195,000)       (383,000)
                                                              ------------    ------------

            Net cash used in investing activities              (30,057,000)    (23,000,000)
                                                              ------------    ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:

         Purchase of treasury stock                            (14,652,000)    (16,922,000)
         Payment of dividends                                  (14,566,000)    (12,012,000)
         Payments on long-term debt                               (791,000)     (1,026,000)
         Common stock issued, including stock issued
           upon exercise of stock options and
           related tax benefits                                  1,520,000       2,271,000
                                                              ------------    ------------

            Net cash used in financing activities              (28,489,000)    (27,689,000)
                                                              ------------    ------------

     Effect of exchange rate changes on cash                        57,000          47,000
                                                              ------------    ------------
     Net change in cash and equivalents                            159,000     (16,607,000)
     Cash and equivalents at beginning of year                   8,239,000      30,423,000
                                                              ------------    ------------
     Cash and equivalents at end of period                    $  8,398,000    $ 13,816,000
                                                              ============    ============


     SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

         Cash paid during the period for:
               Interest                                       $  2,767,000    $  2,575,000
                                                              ============    ============
               Income taxes                                   $ 36,833,000    $ 41,541,000
                                                              ============    ============


See Notes to Consolidated Condensed Financial Statements



                                     5 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995

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

(3) During the second quarter ended December 31, 1995, the Company acquired all of the common stock of Dolefam Corporation via a stock-for-stock transaction. Such transaction was accounted for under the purchase method of accounting. In conjunction with the acquisition, the Company issued approximately 273,000 shares of Lancaster Colony Corporation common stock having a fair market value of approximately $9,000,000 in exchange for cash of $380,000 and other assets and liabilities having a fair market value of $1,888,000 and $841,000, respectively. The noncash aspects of this transaction have been excluded from the accompanying Statement of Cash Flows.



                                     6 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995

                              RESULTS OF OPERATIONS

          For the nine months ended March 31, 1996, consolidated net sales of $640,416,000 increased 6% over the 1995 total of $606,353,000. Similarly, net sales for the three months ended March 31, 1996 increased 4% to $200,459,000 compared to $191,975,000 in 1995. These sales increases primarily reflect the growth of candle-related sales within the Glassware and Candles segment as well as increased foodservice sales achieved by the Specialty Foods segment. Automotive segment sales declined as affected by generally unfavorable economic conditions and competitive market pressures. These trends continue into the Company's fiscal fourth quarter.

          Consolidated gross margin percentages of 30.5% and 30.1% reported for the respective nine and three month periods ended March 31, 1996 have remained relatively constant compared to those achieved during the corresponding periods of fiscal 1995. The increased volume attributable to foodservice customers contributed to reduced margins in the Specialty Foods segment as have market constraints on pricing. Additionally, margins within the Automotive segment have been adversely affected by higher overhead absorption rates associated with lower production volumes. These negative factors have been offset by an improved sales mix and production efficiencies achieved within the Glassware and Candles segment. Despite notable fluctuations in certain specific commodities, the overall effect of fluctuations in raw material costs throughout the Company have not been significant.

          Selling, general and administrative costs totaled $102,289,000 during the nine months ended March 31, 1996, a 2% increase from the comparable period of 1995. For the three months ended March 31, 1996, such costs decreased from the 1995 period by 3% and totaled $30,920,000. These fluctuations do not correspond directly to fluctuations in net sales for the related periods primarily due to changes in sales mix.

          The total of other income and expense for both comparable periods presented was adversely affected by increased interest expense incurred on short-term borrowings outstanding during the first and second fiscal quarters of 1996, and by a decline in interest income on reduced invested funds during all of 1996.

          As a result of the foregoing factors, consolidated operating income for both the nine and three months ended March 31, 1996 of $92,959,000 and $29,388,000, respectively, increased 8% over the comparable periods of fiscal 1995. Similarly, net income of $55,544,000 and $17,767,000 for the respective nine and three month periods ended March 31, 1996 increased 7% and 8%, respectively, over each of the corresponding periods ended March 31, 1995.

                               FINANCIAL CONDITION

          Cash flows from operating activities totaled $58,648,000 for the nine months ended March 31, 1996 compared to $34,035,000 during the corresponding period ended March 31, 1995. Additionally, net current assets and the current ratio at March 31, 1996 were $206,358,000 and 3.8:1.0, respectively. The corresponding amounts at June 30, 1995 were $189,255,000 and 4.1:1.0. The increases in accounts receivable and inventories at March 31 compared to June 30 are primarily attributable to greater sales recorded in the quarter ended March 31 and changes in sales mix.

          Investing activities associated with cash flows included $31,601,000 expended for capital additions during the nine months ended March 31, 1996. Such additions through March 1995 totaled $22,502,000. The single largest project in the current year relates to an expansion of distribution capabilities at the Leesburg, Ohio candle manufacturing facility.



                                     7 of 9

          Notable financing activities during the current fiscal year include the purchase of $14,652,000 in common stock of the Company as well as $14,566,000 paid in dividends on common stock. The latter amount is 21% greater than the dividends paid during the comparable period of fiscal 1995 and reflects a higher per share dividend rate paid during fiscal 1996. Management anticipates that cash provided from future operating activities and from the currently available discretionary bank credit lines will be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 1996.

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

                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

          (a)   Exhibit 27 - Financial Data Schedule.

          (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LANCASTER COLONY CORPORATION

Date:     May 10, 1996                      BY: /S/John B. Gerlach
                                               ---------------------------------
                                               JOHN B. GERLACH
                                               Chairman, Chief Executive Officer
                                               and Principal Financial Officer


Date:     May 10, 1996                      BY:/S/John L. Boylan
                                               ---------------------------------
                                               JOHN L. BOYLAN
                                               Treasurer and
                                               Assistant Secretary


                                     8 of 9