Form 10-K
period 1996-06-30
LANCASTER COLONY CORP
filed 1996-09-24
CIK 57515

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

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

         The aggregate market value of Common Stock held by non-affiliates on August 30, 1996 was approximately $824,957,000.

         As of August 30, 1996, there were approximately 29,468,000 shares of Common Stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents are incorporated by reference to this annual report: Registrant's 1996 Annual Report to Shareholders - Parts I, II and IV. Proxy Statement for the Annual Meeting of Shareholders to be held November 18, 1996; to be filed - Part III. The 1996 Annual Report to Shareholders and 1996 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

EXHIBIT INDEX ON PAGE 12.

                                     PART I

Item 1.  Business
         --------

General Development of Business
- -------------------------------

         Lancaster Colony Corporation was reincorporated in Ohio effective January 2, 1992. Prior to this date Lancaster Colony Corporation had been a Delaware Corporation organized in 1961. As used herein the term "registrant," unless the context otherwise requires, refers to Lancaster Colony Corporation and its subsidiaries.

Description of and Financial Information About Business Segments
- ----------------------------------------------------------------

         The registrant operates in three business segments - specialty foods, glassware and candles, and automotive - which accounted for approximately 38%, 35% and 27%, respectively, of consolidated net sales for the fiscal year ended June 30, 1996. The financial information relating to business segments for the three years ended June 30, 1996, appearing in Exhibit 13 in this Form 10-K Annual Report, is incorporated herein by reference. Further description of each business segment the registrant operates within is provided below.

                                 Specialty Foods
                                 ---------------

         The food products manufactured and sold by the registrant include salad dressings and sauces marketed under the brand names "Marzetti," "Cardini," "Pfeiffer" and "Girard's"; frozen unbaked pies marketed under the brand names "Mountain Top" and "Reames"; hearth-baked frozen breads marketed under the brand name "New York Frozen Foods"; refrigerated chip and produce dips, dairy snacks and desserts marketed under the brand names "Oak Lake Farms," "Allen" and/or "Marzetti"; premium dry egg noodles marketed under the brand names "Inn Maid" and "Amish Kitchen"; frozen specialty noodles, pastas, and breaded specialty items marketed under the brand name "Reames" and caviar marketed under the brand name "Romanoff" and "Poriloff."

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

     During fiscal year 1996, the registrant obtained adequate supplies of raw materials for this segment.

         The registrant's firm order backlog at June 30, 1996, in this business segment, was approximately $3,706,000 as compared to a backlog of approximately $4,238,000 as of the end of the preceding fiscal year. It is expected that all of these orders will be filled during the current fiscal year. The operations of this segment are not affected to any material extent by seasonal fluctuations. The registrant does not utilize any franchises or concessions in this business segment. The trade names under which it operates are significant to the overall success of this segment. However, the patents and licenses under which it operates are not essential to the overall success of this segment.

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

         Candles of all sizes, forms and fragrance are primarily sold in the mass merchandise markets as well as to supermarkets, drug stores and specialty shops under the name "Candle-lite." A portion of the registrant's candle business is marketed under private label.

         The registrant's glass products are sold to discount, department, variety and drug stores, as well as to jobbers and directly to retail customers. Commercial markets such as foodservice, hotels, hospitals and schools are also served by this segment's products. All the markets in which the registrant sells houseware products are highly competitive in the areas of design, price, quality and customer service. Sales of glassware and candles to two customers accounted for approximately 32% and 26% of this segment's total net sales during 1996 and 1995, respectively. No other customer accounted for more than 10% of this segment's total net sales.

         During fiscal year 1996, the registrant obtained adequate supplies of raw materials for this business segment.

         The registrant's firm order backlog at June 30, 1996, in this business segment, was approximately $32,527,000 as compared to approximately $33,896,000 as of the end of the preceding fiscal year. It is expected that all of these orders will be filled during the current fiscal year. Seasonal retail stocking patterns cause certain of this segment's products to experience increased sales in the first half of the fiscal year. The registrant does not use any franchises or concessions in this segment. The patents and licenses under which it operates are not essential to the overall success of this segment. However, certain trademarks are important to this segment's marketing efforts.

                                   Automotive
                                   ----------

         The registrant manufactures and sells a complete line of rubber, vinyl and carpeted car mats both in the aftermarket and to original equipment manufacturers. Other products are pickup truck bed mats, running boards, bed liners and other accessories for pickup trucks, vans and sport utility vehicles, truck and trailer splash guards and quarter fenders, accessories such as cup holders, litter caddies and oil drain pans and funnels. The automotive aftermarket products are marketed primarily through mass merchandisers and automotive outlets under the name "Rubber Queen" and the registrant sells bed liners under the "Protecta" trademark, running boards under the "Dee Zee" name, as well as under private labels. Although minor, rubber matting sales are also included in this segment. The aggregate sales of two customers accounted for approximately 29% and 32% of this segment's total net sales during 1996 and 1995, respectively. No other customer accounted for more than 10% of this segment's total net sales. Although the Company is a market leader in many of its product lines, all the markets in which the registrant sells automotive products are highly competitive in the areas of design, price, quality and customer service.

         During fiscal year 1996, the registrant obtained adequate supplies of raw materials for this segment.

         The registrant's firm order backlog at June 30, 1996, in this business segment, was approximately $6,865,000 as compared to a backlog of approximately $6,594,000 as of the end of the preceding fiscal year. Such backlogs do not reflect certain orders by original equipment manufacturers as, due to its nature, such information is not readily available. It is expected that all of these orders will be filled during the current fiscal year. The operations of this segment are not affected to any material extent by seasonal fluctuations. The registrant does not utilize any significant franchises or concessions in this segment. The patents, trademarks and licenses under which it operates are generally not essential to the overall success of this segment.

Net Sales by Class of Products
- ------------------------------

         The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products which accounted for at least 10% of the Company's consolidated net sales in any fiscal year from 1994 through 1996.

                                                   1996        1995        1994
- -------------------------------------------------------------------------------
Specialty Foods:
  Retail                                             21%         22%         25%
  Foodservice                                        17%         17%         15%
Glassware and Candles:
  Consumer Table and Giftware                        30%         25%         22%
Automotive                                           27%         31%         33%

General Business
- ----------------

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

                              Environmental Matters
                              ---------------------

         Certain of the registrant's operations are subject to compliance with various air emission standards promulgated under Title V of the Federal Clean Air Act. During fiscal 1996, the registrant submitted a compliance strategy for one manufacturing facility to the applicable state agency for approval. It is anticipated the approval process will take approximately one year to complete. In fiscal 1997 and 1998 the registrant will be required to submit compliance strategies on two additional manufacturing facilities to the applicable state agencies. Based upon available information, compliance with the Federal Clean Air Act provisions, as well as other various Federal, state and local environmental protection laws and regulations, is not expected to have a material adverse effect upon the level of capital expenditures, earnings or the competitive position of the registrant for the remainder of the current and succeeding fiscal year.

                                    Employees
                                    ---------

     The registrant has approximately 6,300 employees.

                       Foreign Operations and Export Sales
                       -----------------------------------

         Financial information relating to foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based on existing operations.

Item 2.  Properties
         ----------

         The registrant uses approximately 5,800,000 square feet of space for its operations. Of this space, approximately 1,524,000 square feet are leased.

         The following table summarizes facilities exceeding 75,000 square feet of space and which are considered the principal manufacturing and warehousing operations of the registrant:

                                                                 Approximate
Location                      Business Segment(s)                Square Feet
- --------                      -------------------                -----------
Blue Ash, OH (1)          Glassware and Candles                    198,000
Columbus, OH(2)           Specialty Foods                          258,000
Coshocton, OH             Automotive                               591,000
Des Moines, IA (3)        Automotive                               344,000
Dunkirk, IN               Glassware and Candles                    934,000
Elkhart, IN               Automotive                                96,000
Jackson, OH               Automotive and Glassware and Candles     223,000
LaGrange, GA              Automotive                               211,000
Lancaster, OH             Glassware and Candles                    465,000
Leesburg, OH (4)          Glassware and Candles                    600,000
Milpitas, CA (5)          Specialty Foods                          130,000
Muncie, IN                Glassware and Candles                    153,000
Sapulpa, OK (6)           Glassware and Candles                    669,000
Wapakoneta, OH (7)        Automotive                               178,000
Waycross, GA (5)          Automotive                               142,000
Wilson, NY                Specialty Foods                           80,000

         (1)     Leased for term expiring 1998.

         (2)     Part leased for term expiring 1998.

         (3) Part subject to capital lease expiring 1996. Part leased for terms expiring 1996 and 1998.

         (4)     Part leased on a monthly basis.

         (5)     Part leased for term expiring 1997.

         (6)     Part leased for term expiring in 1999.

         (7) Part leased for term expiring 2003 with ownership passing to registrant at lease expiration. Part leased on monthly basis.

Item 3.  Legal Proceedings
         -----------------

       None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

       None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held November 18, 1996.

       The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by such person and each person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the registrant.

                                                                  First
                                                                 Elected
                       Age as of                                   an
                       August 30       Offices and              Executive
      Name               1996         Positions Held             Officer
      ----            -----------     --------------            --------
John B. Gerlach           69          Chairman and
                                      Chief Executive
                                      Officer                     1961

John L. Boylan            41          Treasurer and
                                      Assistant Secretary         1990

John B. Gerlach, Jr.      42          President, Chief
                                      Operating Officer and
                                      Secretary                   1982

Larry G. Noble            60          Vice President              1985

         The above named officers were re-elected to their present position at the annual meeting of the Board of Directors on November 20, 1995. All such persons have been elected to serve until the next annual election of officers, which shall occur on November 18, 1996 and their successors are elected or until their earlier resignation or removal.

         John B. Gerlach, Jr. is the son of John B. Gerlach.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         ----------------------------------------------------------------
         Matters
         -------

     Reference is made to the "Selected Quarterly Financial Data", appearing in
Exhibit 13 of this Form 10-K Annual Report, for information concerning market prices and related security holder matters on the registrant's common shares during 1996 and 1995. Such information is incorporated herein by reference.

Item 6.  Selected Financial Data
         -----------------------

     The presentation of selected financial data as of and for the five years ended June 30, 1996 is included in the "Operations" and "Financial Position" sections of the "Five Year Financial Summary" appearing in Exhibit 13 of this Form 10-K Annual Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition
         -------------------

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

Item 9.  Disagreements on Accounting and Financial Disclosure
         ----------------------------------------------------

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

     For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the registrant, see "Nomination and Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 18, 1996, which is incorporated herein by reference.

Item 11. Executive Compensation
         ----------------------

     Information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 18, 1996 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     Information set forth under the captions "Nomination and Election of Directors" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 18, 1996 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     For information with respect to certain transactions with Directors of the registrant, see "Other Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 18, 1996, which is incorporated herein by reference.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            ----------------------------------------------------------------

(a)      1. Financial Statements
            --------------------

            The consolidated financial statements as of June 30, 1996 and 1995 and for each of the three years in the period ended June 30, 1996, together with the report thereon of Deloitte & Touche LLP dated August 28, 1996, appearing in Exhibit 13 of this Form 10-K Annual Report are incorporated herein by reference.

                             Index to Financial Statements
                             -----------------------------

            Independent Auditors' Report

            Consolidated Statements of Income for the years ended June 30, 1996, 1995 and 1994

            Consolidated Balance Sheets at June 30, 1996 and 1995

            Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994

            Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996, 1995 and 1994

            Notes to Consolidated Financial Statements


(a)      2. Financial Statement Schedules Required by Items 8 and 14(d)
            -----------------------------------------------------------

            Included in Part IV of this report is the following additional financial data which should be read in conjunction with the consolidated financial statements in the 1996 Annual Report to
            Shareholders:

            Independent Auditors' Report

            Schedule II - Valuation and Qualifying Accounts for each of the three years ended June 30, 1996

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

(a)      3. Exhibits Required by Item 601 of Regulation S-K and Item 14(c)
            --------------------------------------------------------------

            See Index to Exhibits attached.

(b)         Reports on Form 8-K
            -------------------

            No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1996.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of September, 1996.

                                             LANCASTER COLONY CORPORATION
                                                             (Registrant)

                                             By /S/ John B. Gerlach
                                                ----------------------------
                                                    John B. Gerlach
                                                Chairman, Chief Executive
                                                Officer and Principal
                                                Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                      Title                       Date
     ----------                      -----                       ----
/S/ John B. Gerlach            Chairman, Chief            September 20, 1996
- ---------------------------    Executive Officer and      ------------------
John B. Gerlach                Principal Financial
                               Officer

/S/ John B. Gerlach, Jr.       President, Chief           September 20, 1996
- ---------------------------    Operating Officer          ------------------
John B. Gerlach, Jr.           and Secretary

/S/ John L. Boylan             Treasurer, Assistant       September 20, 1996
- ---------------------------    Secretary and Principal    ------------------
John L. Boylan                 Accounting Officer

                               Director
- ---------------------------                               ------------------
Frank W. Batsch

/S/ Robert L. Fox              Director                   September 16, 1996
- ---------------------------                               ------------------
Robert L. Fox

                               Director
- ---------------------------                               ------------------
Morris S. Halpern

/S/ Robert S. Hamilton         Director                   September 16, 1996
- ---------------------------                               ------------------
Robert S. Hamilton

/S/ Edward H. Jennings         Director                   September 16, 1996
- ---------------------------                               ------------------
Edward H. Jennings

/S/ Richard R. Murphey, Jr.    Director                   September 16, 1996
- ---------------------------                               ------------------
Richard R. Murphey, Jr.

/S/ Henry M. O'Neill, Jr.      Director                   September 19, 1996
- ---------------------------                               ------------------
Henry M. O'Neill, Jr.

/S/ David J. Zuver             Director                   September 20, 1996
- ---------------------------                               ------------------
David J. Zuver

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
Lancaster Colony Corporation:

We have audited the consolidated financial statements of Lancaster Colony Corporation and its subsidiaries as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 28, 1996; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Lancaster Colony Corporation and its subsidiaries, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ Deloitte & Touche LLP



DELOITTE & TOUCHE LLP

Columbus, Ohio
August 28, 1996

                                                                     SCHEDULE II



                          LANCASTER COLONY CORPORATION
                                AND SUBSIDIARIES
                          ============================




                                       VALUATION AND QUALIFYING ACCOUNTS
                                    FOR THE THREE YEARS ENDED JUNE 30, 1996
- -----------------------------------------------------------------------------------------------
              COLUMN A                   COLUMN B      COLUMN C      COLUMN D         COLUMN E
              --------                   --------      --------      --------         --------
                                                       ADDITIONS
                                        BALANCE AT    CHARGED TO                      BALANCE
                                         BEGINNING     COSTS AND                       AT END
             DESCRIPTION                  OF YEAR      EXPENSES     DEDUCTIONS        OF YEAR
- -----------------------------------------------------------------------------------------------


RESERVES DEDUCTED FROM ASSET TO WHICH
  THEY APPLY - Allowance for doubtful
  accounts:



   Year ended June 30, 1994 .........   $ 2,870,000   $ 1,029,000   $ 1,560,000(A)   $2,339,000
                                        =======================================================

   Year ended June 30, 1995 .........   $ 2,339,000   $   614,000   $ 1,006,000(A)   $1,947,000
                                        =======================================================

   Year ended June 30, 1996 .........   $ 1,947,000   $ 2,089,000   $ 1,905,000(A)   $2,131,000
                                        =======================================================


      (A) Represents uncollectible accounts written off net of recoveries.

                          LANCASTER COLONY CORPORATION
                          ----------------------------
                                    FORM 10-K
                                  JUNE 30, 1996
                                INDEX TO EXHIBITS


 Exhibit
 Number               Description                                                                         Located at
 ------               -----------                                                                         ----------

 3.1           Certificate of Incorporation of the registrant
               approved by the shareholders November 18, 1991.                                                (a)

  .2           By-laws of the registrant as amended
               through November 18, 1991.                                                                     (a)

  .3           Certificate of Designation, Rights and
               Preferences of the Series A Participating
               Preferred Stock of Lancaster Colony Corporation.                                               (b)

 4.1           Specimen Certificate of Common Stock.                                                          1996 Form 10-K

  .2           Rights Agreement dated as of April 20, 1990
               between Lancaster Colony Corporation and The
               Huntington Trust Company, N.A.                                                                 (c)

10.1           1981 Incentive Stock Option Plan.                                                              (d)

  .2           Resolution by the Board of Directors to amend
               registrant's 1981 Incentive Stock Option Plan,
               approved by the shareholders November 21, 1983.                                                (e)

  .3           Resolution by the Board of Directors to amend
               registrant's 1981 Incentive Stock Option Plan
               approved by the shareholders November 18, 1985.                                                (f)

  .4           Resolution by the Board of Directors to amend
               registrant's 1981 Incentive Stock Option Plan
               approved by the shareholders November 19, 1990.                                                (g)

  .5           Key Employee Severance Agreement between Lancaster
               Colony Corporation and John L. Boylan.                                                         (g)

  .6           Consulting Agreement by and between Lancaster
               Colony Corporation and Morris S. Halpern.                                                      (h)

  .7           1995 Key Employee Stock Option Plan.                                                           (i)

13.            Annual Report to Shareholders.                                                                 1996 Form 10-K

21.            Significant Subsidiaries of Registrant.                                                        1996 Form 10-K

23.            The consent of Deloitte & Touche LLP to the incorporation by reference in Registration Statements No. 33-39102 and 333-01275
               on Form S-8 of their reports dated August 28, 1996, appearing in this Annual Report on Form 10-K of Lancaster Colony Corporation
               for the year ended June 30, 1996.                                                              1996 Form 10-K

27.            Financial Data Schedule                                                                        1996 Form 10-K

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

(i) Indicates the exhibit is incorporated by reference from the Lancaster Colony Corporation filing on Form S-8 of its 1995 Key Employee Stock Option Plan (Registration Statement No. 333-01275).

Note(1) The registrant and certain of its subsidiaries are parties to various long-term debt instruments. The amount of securities authorized under such debt instruments does not, in any case, exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of any such long-term debt instrument to the Commission upon request.

Note(2) The registrant has included in Exhibit 13 only the specific Financial Statements and notes thereto of its 1996 Annual Report to Shareholders which are incorporated by reference in this Form 10-K Annual Report. The registrant agrees to furnish a complete copy of its 1996 Annual Report to Shareholders to the Commission upon request.