Form 10-Q
period 1996-12-31
LANCASTER COLONY CORP
filed 1997-02-11
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

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

  As of December 31, 1996, there were approximately 29,450,000 shares of common stock, no par value per share, outstanding.

                                     1 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                          Page No.
                                                                          --------
          Part I.  Financial Information

                    Consolidated Condensed Balance Sheets -
                          December 31, 1996 and June 30, 1996                 3

                    Consolidated Condensed Statements of Income -
                          Three Months and Six Months
                          Ended December 31, 1996 and 1995                    4

                    Consolidated Condensed Statements of Cash Flows -
                          Six Months Ended December 31, 1996 and 1995         5

                    Notes to Consolidated Condensed Financial Statements      6

                    Management's Discussion and Analysis of the Results
                          of Operations and Financial Condition              7-8


          Part II.  Other Information

                    Item 4 - Submission of Matters to a Vote of
                                   Security Holders                           8

                    Item 6 - Exhibits and Reports on Form 8-K                 9

                    Signatures                                                9

                    Exhibit 27 - Financial Data Schedule                     10


                                     2 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                  December 31         June 30
                                                                     1996              1996
                                                                  ------------     ------------
                                                                  (Unaudited)
ASSETS
  Current Assets:
         Cash and equivalents                                     $ 25,580,000     $  4,670,000

         Receivables - net of allowance for doubtful accounts      113,402,000      105,403,000

         Inventories:
            Raw materials and supplies                              42,848,000       33,148,000
            Finished goods and work in process                     112,740,000      118,447,000
                                                                  ------------     ------------
              Total inventories                                    155,588,000      151,595,000

         Prepaid expenses and other current assets                  14,542,000       11,674,000
                                                                  ------------     ------------

              Total current assets                                 309,112,000      273,342,000

  Property, Plant and Equipment - At cost                          330,800,000      316,895,000
  Less Accumulated Depreciation                                    182,911,000      177,800,000
                                                                  ------------     ------------
              Property, plant and equipment - net                  147,889,000      139,095,000

  Goodwill - net of accumulated amortization                        20,441,000       20,715,000

  Other Assets                                                       3,678,000        2,207,000
                                                                  ------------     ------------

  Total Assets                                                    $481,120,000     $435,359,000
                                                                  ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
         Current portion of long-term debt                        $    545,000     $    610,000
         Accounts payable                                           42,844,000       34,303,000
         Accrued liabilities                                        45,569,000       34,441,000
                                                                  ------------     ------------

              Total current liabilities                             88,958,000       69,354,000

  Long-Term Debt - Less current portion                             30,825,000       31,230,000

  Other Noncurrent Liabilities                                       7,855,000        7,714,000

  Deferred Income Taxes                                              1,198,000        3,498,000

  Shareholders' Equity:
         Preferred stock - authorized 2,650,000 shares
            issuable in series; Class A - $1.00 par value,
            authorized 350,000 shares; Class B and C -
            no par value, authorized 1,150,000 shares each;
            outstanding - none
         Common stock - authorized 35,000,000 shares;
            issued December 31, 1996 - no par value -
            31,198,000 shares; June 30, 1996 -
            no par value - 31,102,000 shares                        41,851,000       38,491,000

         Retained earnings                                         370,539,000      337,153,000

         Foreign currency translation adjustment                       101,000           75,000
                                                                  ------------     ------------

              Total                                                412,491,000      375,719,000

         Less:
            Common stock in treasury, at cost
              December 31, 1996 - 1,748,000 shares;
              June 30, 1996 - 1,538,000 shares                      58,928,000       50,877,000
            Amount due from ESOP                                     1,279,000        1,279,000
                                                                  ------------     ------------

              Total shareholders' equity                           352,284,000      323,563,000
                                                                  ------------     ------------

  Total Liabilities and Shareholders' Equity                      $481,120,000     $435,359,000
                                                                  ============     ============

            See Notes to Consolidated Condensed Financial Statements

                                     3 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                        Three Months Ended                    Six Months Ended
                                           December 31                           December 31
                                     1996               1995              1996               1995
                                 -------------      -------------      -------------      -------------
Net Sales                        $ 259,023,000      $ 239,055,000      $ 477,941,000      $ 439,957,000

Cost of Sales                      176,733,000        163,434,000        329,306,000        305,017,000
                                 -------------      -------------      -------------      -------------

Gross Margin                        82,290,000         75,621,000        148,635,000        134,940,000

Selling, General and
  Administrative Expenses           40,716,000         37,945,000         76,904,000         71,369,000
                                 -------------      -------------      -------------      -------------

Operating Income                    41,574,000         37,676,000         71,731,000         63,571,000

Other Income (Expense):
         Interest expense             (673,000)          (843,000)        (1,308,000)        (1,559,000)
         Interest income and
           other - net                                   (194,000)            41,000           (109,000)
                                 -------------      -------------      -------------      -------------

Income Before Income Taxes          40,901,000         36,639,000         70,464,000         61,903,000

Taxes Based on Income               15,496,000         14,270,000         26,799,000         24,126,000
                                 -------------      -------------      -------------      -------------

Net Income                       $  25,405,000      $  22,369,000      $  43,665,000      $  37,777,000
                                 =============      =============      =============      =============

Net Income Per Common Share      $         .86      $         .75      $        1.48      $        1.27

Cash Dividends Per Common
         Share                   $         .18      $         .17      $         .35      $         .32

Weighted Average Common
         Shares Outstanding         29,496,000         29,800,000         29,512,000         29,762,000
                                 =============      =============      =============      =============


See Notes to Consolidated Condensed Financial Statements

                                     4 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                 Six Months Ended
                                                                    December 31
                                                               1996             1995
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                             $ 43,665,000      $ 37,777,000
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                         13,453,000        11,987,000
       Deferred income taxes and other noncash charges       (2,123,000)       (1,192,000)
       Loss on sale of property                                  51,000            56,000
       Changes in operating assets and liabilities:
          Receivables                                        (7,999,000)      (27,613,000)
          Inventories                                        (3,993,000)        2,189,000
          Prepaid expenses and other current assets          (2,868,000)       (1,280,000)
          Accounts payable                                    8,541,000        10,437,000
          Accrued liabilities                                11,128,000         8,671,000
                                                           ------------      ------------

       Net cash provided by operating activities             59,855,000        41,032,000
                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments on property additions                          (21,267,000)      (20,140,000)
    Proceeds from sale of property                                8,000         1,737,000
    Other - net                                              (2,236,000)         (205,000)
                                                           ------------      ------------

       Net cash used in investing activities                (23,495,000)      (18,608,000)
                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                               (8,051,000)       (9,911,000)
    Payment of dividends                                    (10,315,000)       (9,510,000)
    Payments on long-term debt                                 (470,000)         (689,000)
    Common stock issued upon exercise of stock
       options including related tax benefits                 3,360,000           738,000
                                                           ------------      ------------

       Net cash used in financing activities                (15,476,000)      (19,372,000)
                                                           ------------      ------------

Effect of exchange rate changes on cash                          26,000            68,000
                                                           ------------      ------------
Net change in cash and equivalents                           20,910,000         3,120,000
Cash and equivalents at beginning of year                     4,670,000         8,239,000
                                                           ------------      ------------
Cash and equivalents at end of period                      $ 25,580,000      $ 11,359,000
                                                           ============      ============

SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

    Cash paid during the period for:
          Interest                                         $  1,315,000      $  1,581,000
                                                           ============      ============
          Income taxes                                     $ 24,446,000      $ 20,041,000
                                                           ============      ============


See Notes to Consolidated Condensed Financial Statements

                                     5 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED DECEMBER 31, 1996 AND 1995

(1) The interim consolidated condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated condensed financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended June 30, 1996.

(2) Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period.


                                     6 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE PERIODS ENDED DECEMBER 31, 1996 AND 1995

                              RESULTS OF OPERATIONS

          Consolidated net sales increased to $477,941,000 and $259,023,000 for the respective six and three month periods ended December 31, 1996, reflecting a nine and eight percent increase over the $439,957,000 and $239,055,000 recorded in the corresponding periods of 1995. Continuing the trend from the first quarter, candle-related products remained a primary contributor to the increased sales in the second quarter. This sales growth was achieved not only through increases in sales to existing customers, but also through the acquisition of new customer accounts during calendar 1996. The Automotive segment's sales improved modestly as a result of increased sales of light truck and van accessories. The Specialty Foods segment achieved increased sales through the continued success of retail produce-related products, the prior year's acquisition of the Cardini brand of upscale salad dressings and through the successful introduction of new products.

          Consolidated gross margin percentages of 31.1% and 31.8% for the six and three month periods ended December 31, 1996, showed improvement as compared to 30.7% and 31.6% for the corresponding periods of one year ago. The Specialty Foods segment contributed higher margins for both the six and three month periods as a result of modestly higher selling prices, a more favorable shift in the mix of retail product sales and some relief in raw material costs. The Automotive segment's margins were affected by year-to-date improvements associated with increased production efficiencies as well as relief in certain raw material costs. Gross margin percentages within the Glassware and Candles segment declined for both the year-to-date and quarterly periods primarily as a result of production inefficiencies associated with the shutdown of glass melting tanks and product rework believed to be of a nonrecurring nature.

          Consolidated selling, general and administrative expenses totaled $76,904,000 and $40,716,000 for the respective six and three month periods ended December 31, 1996, representing an eight and seven percent increase from the corresponding periods of 1995. Such increases are primarily attributable to the increased sales volume.

          Overall, consolidated operating income increased to $71,731,000 and $41,574,000, a 13% and 10% increase over the $63,571,000 and $37,676,000 realized for the respective six and three month periods ended December 31, 1995. Consolidated net income also increased to $43,665,000 and $25,405,000 for the six and three month periods ending December 31, 1996, resulting in a 16% and 14% increase from the prior year's corresponding six and three month period totals of $37,777,000 and $22,369,000.

                               FINANCIAL CONDITION

          Improved net income and working capital utilization were primarily responsible for cash flows from operating activities improving to $59,855,000 for the six months ended December 31, 1996, as compared to $41,032,000 provided in the corresponding period of fiscal 1996. Net working capital as of December 31, 1996, totaled $220,154,000 as compared to $203,988,000 at June 30, 1996. The working capital ratio, however, decreased slightly to 3.5:1.0 from 3.9:1.0 at June 30.

          Significant financing activities of the Company during the first six months of fiscal 1997 included the purchase of treasury stock totaling $8,051,000 and the payment of dividends on common stock of $10,315,000. The latter total reflects a dividend payout rate of $.35 per common share through December 31, 1996, as compared to $.32 paid during the corresponding

                                     7 of 10
period of a year ago. Management anticipates that cash provided from future operating activities and from the currently available discretionary bank credit lines will be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 1997.

          The Company's total indebtedness at December 31, 1996, continues to be less than 10% of total capitalization as no new long-term indebtedness has been incurred by the Company since fiscal 1992. The Company's return on average shareholder equity for the 1996 calendar year was approximately 25% as compared to approximately 26% for calendar 1995.

                           PART II. OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

          The registrant held its annual meeting of the shareholders on November 18, 1996. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. There were no matters discussed or voted upon at the annual meeting, except for the election of the following three directors whose term will expire in 1999.

                                     Shares                    Shares
                                     Voted        Shares        Not
                                     "For"      "Withheld"      Voted
                                     -----      ----------      -----
          Robert L. Fox            26,374,434     217,802     2,845,615
          John B. Gerlach, Jr.     26,369,049     223,187     2,845,615
          Edward H. Jennings       26,372,980     219,256     2,845,615

          As of November 18, 1996, the following individuals also continued to serve as directors of the registrant:

          Frank W. Batsch                         Richard R. Murphy, Jr.
          John B. Gerlach                         Henry M. O'Neill, Jr.
          Morris S. Halpern                       David J. Zuver
          Robert S. Hamilton

                                     8 of 10

Item 6 - Exhibits and Reports on Form 8-K

       (a)      Exhibit 27 - Financial Data Schedule.

       (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended December 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LANCASTER COLONY CORPORATION



Date:     February  7, 1997                  BY:/S/John B. Gerlach, Jr.
     ---------------------------                -----------------------
                                                JOHN B. GERLACH, JR.
                                                President


Date:     February  7, 1997                  BY:/S/John L. Boylan
     ---------------------------                -----------------------
                                                JOHN L. BOYLAN
                                                Treasurer,
                                                Assistant Secretary and
                                                Chief Financial Officer


                                     9 of 10