Form 10-Q
period 1997-03-31
LANCASTER COLONY CORP
filed 1997-05-09
CIK 57515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     to
                                      --------------------   ------------------

                        Commission file number 0-4065-1

                          LANCASTER COLONY CORPORATION
             (Exact name of registrant as specified in its charter)

                 OHIO                                   13-1955943
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

     As of March 31, 1997, there were approximately 29,309,000 shares of common stock, no par value per share, outstanding.

                                     1 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                                               Page No.
                                                                                                               --------
Part I.  Financial Information

       Consolidated Condensed Balance Sheets -
           March 31, 1997 and June 30, 1996                                                                       3

       Consolidated Condensed Statements of Income -
           Three Months and Nine Months
           Ended March 31, 1997 and 1996                                                                          4

       Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended March 31, 1997 and 1996                                                              5

       Notes to Consolidated Condensed Financial Statements                                                       6

       Management's Discussion and Analysis of the Results
           of Operations and Financial Condition                                                                  7-8

Part II.  Other Information

       Item 6 - Exhibits and Reports on Form 8-K                                                                  8

       Signatures                                                                                                 8

       Exhibit 27 - Financial Data Schedule                                                                       9

                                     2 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                         March 31                     June 30
                                                                                          1997                         1996
                                                                                      ------------                 ------------
                                                                                       (Unaudited)
ASSETS
  Current Assets:

         Cash and equivalents                                                         $ 23,019,000                 $  4,670,000

         Receivables - net of allowance for doubtful accounts                          107,819,000                  105,403,000

         Inventories:
            Raw materials and supplies                                                  41,411,000                   33,148,000
            Finished goods and work in process                                         118,216,000                  118,447,000
                                                                                      ------------                 ------------
              Total inventories                                                        159,627,000                  151,595,000

         Prepaid expenses and other current assets                                      14,353,000                   11,674,000
                                                                                      ------------                 ------------

              Total current assets                                                     304,818,000                  273,342,000

  Property, Plant and Equipment - At cost                                              334,110,000                  316,895,000
  Less Accumulated Depreciation                                                        185,604,000                  177,800,000
                                                                                      ------------                 ------------
              Property, plant and equipment - net                                      148,506,000                  139,095,000

  Goodwill - net of accumulated amortization                                            20,222,000                   20,715,000

  Other Assets                                                                           4,235,000                    2,207,000
                                                                                      ------------                 ------------

  Total Assets                                                                        $477,781,000                 $435,359,000
                                                                                      ============                 ============


LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
         Current portion of long-term debt                                            $    545,000                 $    610,000
         Accounts payable                                                               39,493,000                   34,303,000
         Accrued liabilities                                                            35,681,000                   34,441,000
                                                                                      ------------                 ------------

              Total current liabilities                                                 75,719,000                   69,354,000

  Long-Term Debt - Less current portion                                                 30,685,000                   31,230,000

  Other Noncurrent Liabilities                                                           7,875,000                    7,714,000

  Deferred Income Taxes                                                                  2,517,000                    3,498,000

  Shareholders' Equity:
         Preferred stock - authorized 2,650,000 shares issuable in series; Class
            A - $1.00 par value, authorized 350,000 shares; Class B and C - no par value, authorized 1,150,000 shares each; outstanding - none
         Common stock - authorized 35,000,000 shares; issued March 31, 1997 - no par value - 31,247,000 shares; June 30, 1996 -
            no par value - 31,102,000 shares                                            43,539,000                   38,491,000

         Retained earnings                                                             386,293,000                  337,153,000

         Foreign currency translation adjustment                                           103,000                       75,000
                                                                                      ------------                 ------------

              Total                                                                    429,935,000                  375,719,000

         Less:
            Common stock in treasury, at cost
              March 31, 1997 - 1,938,000 shares;
              June 30, 1996 -  1,538,000 shares                                         67,671,000                   50,877,000
            Amount due from ESOP                                                         1,279,000                    1,279,000
                                                                                      ------------                 ------------

              Total shareholders' equity                                               360,985,000                  323,563,000
                                                                                      ------------                 ------------

  Total Liabilities and Shareholders' Equity                                          $477,781,000                 $435,359,000
                                                                                      ============                 ============

  See Notes to Consolidated Condensed Financial Statements

                                     3 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                    Three Months Ended                          Nine Months Ended
                                                         March 31                                    March 31
                                              1997                    1996                  1997                  1996
                                          ------------            ------------          ------------          -------------
Net Sales                                 $218,141,000            $200,459,000          $696,082,000          $640,416,000

Cost of Sales                              148,984,000             140,151,000           478,290,000           445,168,000
                                          ------------            ------------          ------------          ------------

Gross Margin                                69,157,000              60,308,000           217,792,000           195,248,000

Selling, General and
  Administrative Expenses                   34,499,000              30,920,000           111,403,000           102,289,000
                                          ------------            ------------          ------------          ------------

Operating Income                            34,658,000              29,388,000           106,389,000            92,959,000

Other Income (Expense):
         Interest expense                     (633,000)               (659,000)           (1,941,000)           (2,218,000)
         Interest income and
           other - net                         (11,000)                (19,000)               30,000              (128,000)
                                          ------------            ------------           -----------          ------------

Income Before Income Taxes                  34,014,000              28,710,000           104,478,000            90,613,000

Taxes Based on Income                       12,992,000              10,943,000            39,791,000            35,069,000
                                          ------------            ------------          ------------          ------------

Net Income                                $ 21,022,000            $ 17,767,000          $ 64,687,000          $ 55,544,000
                                          ============            ============          ============          ============

Net Income Per Common Share                      $ .71                 $   .60                 $2.19               $  1.87

Cash Dividends Per Common
         Share                                   $ .18                 $   .17                 $ .53               $   .49

Weighted Average Common
         Shares Outstanding                 29,437,000              29,818,000            29,487,000            29,781,000
                                          ============            ============          ============          ============


See Notes to Consolidated Condensed Financial Statements

                                     4 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                                    March 31
                                                                                           1997                    1996
                                                                                      -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $64,687,000            $55,544,000
  Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                                   20,427,000             17,846,000
       Deferred income taxes and other noncash charges                                   (768,000)            (1,220,000)
       Loss on sale of property                                                           232,000                 94,000
       Changes in operating assets and liabilities:
          Receivables                                                                  (2,416,000)           (21,191,000)
          Inventories                                                                  (8,032,000)            (3,651,000)
          Prepaid expenses and other current assets                                    (2,679,000)            (1,175,000)
          Accounts payable                                                              5,190,000             12,892,000
          Accrued liabilities                                                           1,240,000               (491,000)
                                                                                      -----------            -----------

       Net cash provided by operating activities                                       77,881,000             58,648,000
                                                                                      -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments on property additions                                                    (28,552,000)           (31,601,000)
    Proceeds from sale of property                                                         38,000              1,739,000
    Other - net                                                                        (3,091,000)              (195,000)
                                                                                      -----------            -----------

       Net cash used in investing activities                                          (31,605,000)           (30,057,000)
                                                                                      -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                                        (16,794,000)           (14,652,000)
    Payment of dividends                                                              (15,599,000)           (14,566,000)
    Payments on long-term debt                                                           (610,000)              (791,000)
    Common stock issued upon exercise of stock
      options and related tax benefits                                                  5,048,000              1,520,000
                                                                                      -----------            -----------

       Net cash used in financing activities                                          (27,955,000)           (28,489,000)
                                                                                      -----------            -----------

Effect of exchange rate changes on cash                                                    28,000                 57,000
                                                                                      -----------            -----------
Net change in cash and equivalents                                                     18,349,000                159,000
Cash and equivalents at beginning of year                                               4,670,000              8,239,000
                                                                                      -----------            -----------
Cash and equivalents at end of period                                                 $23,019,000            $ 8,398,000
                                                                                      ===========            ===========


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

    Cash paid during the period for:
          Interest                                                                    $ 2,537,000            $ 2,767,000
                                                                                      ===========            ===========

          Income taxes                                                                $44,376,000            $36,833,000
                                                                                      ===========            ===========


See Notes to Consolidated Condensed Financial Statements

                                     5 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS" No. 128), "Earnings per Share" which when adopted, will replace the current methodology for calculating and presenting earnings per share under the Accounting Principles Board ("APB") Opinion No. 15 "Earnings per Share." Under SFAS No. 128, companies with complex capital structures will be required to present basic earnings per share and diluted earnings per share while companies with simple capital structures will only be required to present basic earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to the current computation of fully diluted earnings per share required under APB No. 15. The standard, which is effective for financial statements for periods ending after December 15, 1997 including interim periods, requires restatement of all prior-period EPS data. Earlier application is not permitted. Management does not expect the presentation required by SFAS No. 128 to materially differ from the current presentation of earnings per share.

                                     6 of 9

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996

                             RESULTS OF OPERATIONS

          Consolidated net sales increased to $696,082,000 and $218,141,000 for the nine and three month periods ended March 31, 1997, reflecting a nine percent increase of $55,666,000 and $17,682,000 over the corresponding periods of 1996. All three segments contributed to this growth. Candles and related accessories continue to be the Company's most rapidly growing product lines, although internal growth also yielded increased sales within the Specialty Foods and Automotive segments. Contributing to the sales increase achieved by the Specialty Foods segment were the continued success of produce-related products, the market acceptance of several recently introduced products, and the Cardini brand of upscale salad dressings which was acquired in November 1995. Within the Automotive segment, sales of products for light trucks, vans and sport utility vehicles boosted this segment's fiscal 1997 growth.

          Consolidated gross margins of 31.3% and 31.7% for the nine and three month periods ended March 31, 1997 showed improvement as compared to 30.5% and 30.1% achieved during the corresponding periods of one year ago. The Specialty Foods and Automotive segments contributed higher margins for both the nine and three month periods as a result of production efficiency gains and some relief in raw material costs. The Specialty Foods segment also continued to benefit from a more favorable shift in retail product sales. Gross margins within the Glassware and Candles segment were generally comparable to the prior year with the effect of certain higher raw material costs offset by improved manufacturing efficiencies.

          Consolidated selling, general and administrative expenses totaled $111,403,000 and $34,499,000 for the respective nine and three month periods ended March 31, 1997, resulting in a 9% and 12% increase from the prior March 31, 1996 nine and three month periods ended. Such increases are primarily attributable to the increased sales volume as well as increased promotional activity within the Specialty Foods segment affecting the quarterly comparisons.

          Overall, consolidated operating income increased to $106,389,000 and $34,658,000, a 14% and 18% increase over the $92,959,000 and $29,388,000 realized for the nine and three month periods ended March 31, 1996. Consolidated net income also increased to $64,687,000 and $21,022,000 for the nine and three month periods ending March 31, 1997, resulting in a 16% and 18% increase from the prior year's nine and three month period totals of $55,544,000 and $17,767,000, respectively.

                              FINANCIAL CONDITION

          Net cash provided by operating activities totaling $77,881,000 for the nine months ended March 31, 1997 increased 33% over the prior year's comparable total of $58,648,000. Contributing to this increase was the 16% increase in net income as well as improved working capital utilization. Net working capital as of March 31, 1997 totaled $229,099,000 as compared to $203,988,000 at June 30, 1996. Similarly, the Company's current ratio also increased slightly from 3.9:1.0 at June 30, 1996 to 4.0:1.0 at March 31, 1997.

          Financing activities for the nine months totaled $27,955,000 and included $16,794,000 utilized to purchase treasury stock and $15,599,000 paid for cash dividends. It is anticipated that stock repurchases will continue to be made in the fiscal fourth quarter although there is no commitment on

                                     7 of 9
the part of the Company as to a specific quantity to be purchased.

          Investing activities during the nine months ended March 31, 1997 included the payment of $28,552,000 for property additions compared to $31,601,000 for the comparable period of a year ago. Management anticipates that cash provided from operations and from the currently available discretionary bank credit lines will be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 1997.

                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

          (a) Exhibit 27 - Financial Data Schedule.

          (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LANCASTER COLONY CORPORATION

Date:     May 9, 1997                       BY: /S/ John B. Gerlach, Jr.
     ---------------------                     -------------------------------
                                               JOHN B. GERLACH, JR.
                                               Chairman, Chief Executive
                                               Officer and President

Date:     May 9, 1997                       BY: /S/ John L. Boylan
     ---------------------                     -------------------------------
                                               JOHN L. BOYLAN
                                               Treasurer, Assistant Secretary
                                               and Chief Financial Officer

                                     8 of 9