Form 10-K
period 1997-06-30
LANCASTER COLONY CORP
filed 1997-09-24
CIK 57515

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

(Mark One)
   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934

For the transition period from ................. to .................

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

                              Title of each class
                      COMMON STOCK--NO PAR VALUE PER SHARE
       (INCLUDING SERIES A PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS)

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

         The aggregate market value of Common Stock held by non-affiliates on August 29, 1997 was approximately $1,158,394,000.

         As of August 29, 1997, there were approximately 29,024,000 shares of Common Stock, no par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents are incorporated by reference to this annual report: Registrant's 1997 Annual Report to Shareholders - Parts I, II and IV. Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 1997; to be filed - Part III. The 1997 Annual Report to Shareholders and 1997 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

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

DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

         The registrant operates in three business segments - specialty foods, glassware and candles, and automotive - which accounted for approximately 38%, 36% and 26%, respectively, of consolidated net sales for the fiscal year ended June 30, 1997. The financial information relating to business segments for each of the three years in the period ended June 30, 1997, appearing in Exhibit 13 in this Form 10-K Annual Report, is incorporated herein by reference. Further description of each business segment the registrant operates within is provided below:

                                SPECIALTY FOODS

         The food products manufactured and sold by the registrant include salad dressings and sauces marketed under the brand names "Marzetti," "Cardini's," "Pfeiffer" and "Girard's"; frozen unbaked pies marketed under the brand names "Mountain Top" and "Reames"; hearth-baked frozen breads marketed under the brand name "New York Frozen Foods"; refrigerated chip and produce dips, dairy snacks and desserts marketed under the brand names "Oak Lake Farms," "Allen" and/or "Marzetti"; premium dry egg noodles marketed under the brand names "Inn Maid" and "Amish Kitchen"; frozen specialty noodles, pastas, and breaded specialty items marketed under the brand name "Reames"; croutons and related products marketed under the brand name "Chatham Village Foods" and caviar marketed under the brand name "Romanoff."

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

     During fiscal year 1997, the registrant obtained adequate supplies of raw materials for this segment.

         The registrant's firm order backlog at June 30, 1997, in this business segment, was approximately $4,261,000 as compared to a backlog of approximately $3,706,000 as of the end of the preceding fiscal year. It is expected that all of these orders will be filled during the current fiscal year. The operations of this segment are not affected to any material extent by seasonal fluctuations. The registrant does not utilize any franchises or concessions in this business segment. The trade names under which it operates are significant to the overall success of this segment. However, the patents and licenses under which it operates are not essential to the overall success of this segment.

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

         Candles and other home fragrance products of all sizes, forms and fragrance are primarily sold in the mass merchandise markets as well as to supermarkets, drug stores and specialty shops under the name "Candle-lite." A portion of the registrant's candle business is marketed under private label.

         The registrant's glass products are sold to discount, department, variety and drug stores, as well as to jobbers and directly to retail customers. Commercial markets such as foodservice, hotels, hospitals and schools are also served by this segment's products. All the markets in which the registrant sells houseware products are highly competitive in the areas of design, price, quality and customer service. Sales of glassware and candles to two customers accounted for approximately 25% and 32% of this segment's total net sales during 1997 and 1996, respectively. No other customer accounted for more than 10% of this segment's total net sales.

         During fiscal year 1997, the registrant obtained adequate supplies of raw materials for this business segment.

         The registrant's firm order backlog at June 30, 1997, in this business segment, was approximately $44,599,000 as compared to approximately $32,527,000 as of the end of the preceding fiscal year. It is expected that all of these orders will be filled during the current fiscal year. Seasonal retail stocking patterns cause certain of this segment's products to experience increased sales in the first half of the fiscal year. The registrant does not use any franchises or concessions in this segment. The patents and licenses under which it operates are not essential to the overall success of this segment. However, certain trademarks are important to this segment's marketing efforts.

                                   AUTOMOTIVE

         The registrant manufactures and sells a complete line of rubber, vinyl and carpeted car mats both in the aftermarket and to original equipment manufacturers. Other products are pickup truck bed mats, running boards, bed liners, tool boxes and other accessories for pickup trucks, vans and sport utility vehicles, truck and trailer splash guards and quarter fenders, accessories such as cup holders, litter caddies and floor consoles. The automotive aftermarket products are marketed primarily through mass merchandisers and automotive outlets under the name "Rubber Queen" and the registrant sells bed liners under the "Protecta" trademark, running boards under the "Dee Zee" name, as well as under private labels. Although minor, rubber matting sales are also included in this segment. The aggregate sales of two customers accounted for approximately 29% of this segment's total net sales during 1997 and 1996. No other customer accounted for more than 10% of this segment's total net sales. Although the Company is a market leader in many of its product lines, all the markets in which the registrant sells automotive products are highly competitive in the areas of design, price, quality and customer service.

         During fiscal year 1997, the registrant obtained adequate supplies of raw materials for this segment.

         The registrant's firm order backlog at June 30, 1997, in this business segment, was approximately $6,180,000 as compared to a backlog of approximately $6,865,000 as of the end of the preceding fiscal year. Such backlogs do not reflect certain orders by original equipment manufacturers as, due to its nature, such information is not readily available. It is expected that all of these orders will be filled during the current fiscal year. The operations of this segment are not affected to any material extent by seasonal fluctuations. The registrant does not utilize any significant franchises or concessions in this segment. The patents, trademarks and licenses under which it operates are generally not essential to the overall success of this segment.

NET SALES BY CLASS OF PRODUCTS

         The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products which accounted for at least 10% of the Company's consolidated net sales in any fiscal year from 1995 through 1997:

                                                 1997      1996      1995
-------------------------------------------------------------------------
Specialty Foods:
  Retail                                          21%       21%       22%
  Foodservice                                     17%       17%       17%
Glassware and Candles:
  Consumer Table and Giftware                     31%       30%       25%
Automotive                                        26%       27%       31%

GENERAL BUSINESS

                            RESEARCH AND DEVELOPMENT

         The estimated amount spent during each of the last three fiscal years on research and development activities determined in accordance with generally accepted accounting principles is not considered material.

                             ENVIRONMENTAL MATTERS

         Certain of the registrant's operations are subject to compliance with various air emission standards promulgated under Title V of the Federal Clean Air Act. Pursuant to this Act, with respect to certain of its facilities, the Company is required to submit compliance strategies to various regulatory authorities for review and approval. Based upon available information, compliance with the Federal Clean Air Act provisions, as well as other various Federal, state and local environmental protection laws and regulations, is not expected to have a material adverse effect upon the level of capital expenditures, earnings or the competitive position of the registrant for the remainder of the current and succeeding fiscal year.

                                   EMPLOYEES

     The registrant has approximately 6,400 employees.

                      FOREIGN OPERATIONS AND EXPORT SALES

         Financial information relating to foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based on existing operations.

Item 2.  PROPERTIES

         The registrant uses approximately 6,100,000 square feet of space for its operations. Of this space, approximately 1,515,000 square feet are leased.

         The following table summarizes facilities exceeding 75,000 square feet of space and which are considered the principal manufacturing and warehousing operations of the registrant:

                                                                                    APPROXIMATE
LOCATION                                  BUSINESS SEGMENT(S)                       SQUARE FEET
--------                                  -------------------                       -----------
Blue Ash, OH (1)                        Glassware and Candles                          198,000
Columbus, OH (2)                        Specialty Foods                                370,000
Coshocton, OH                           Automotive                                     591,000
Des Moines, IA (3)                      Automotive                                     344,000
Dunkirk, IN                             Glassware and Candles                          934,000
Elkhart, IN                             Automotive                                      96,000
Jackson, OH                             Automotive and Glassware and Candles           223,000
LaGrange, GA                            Automotive                                     211,000
Lancaster, OH                           Glassware and Candles                          465,000
Leesburg, OH (4)                        Glassware and Candles                          600,000
Milpitas, CA (5)                        Specialty Foods                                130,000
Muncie, IN                              Glassware and Candles                          153,000
Sapulpa, OK (6)                         Glassware and Candles                          669,000
Wapakoneta, OH (7)                      Automotive                                     178,000
Waycross, GA (5)                        Automotive                                     142,000
Wilson, NY                              Specialty Foods                                 80,000
Washington Court
 House, OH (8)                          Glassware and Candles                          134,000

         (1)  Leased for term expiring 1998.

         (2)  Part leased for term expiring 1998.

         (3)  Part leased for terms expiring 1997 and 1998.

         (4)  Part leased on a monthly basis.

         (5)  Part leased for term expiring 1997.

         (6)  Part leased for term expiring in 1999 and 2001.

         (7) Part leased for term expiring 2003 with ownership passing to registrant at lease expiration. Part leased on monthly basis.

         (8)  Leased for term expiring 1999.

Item 3.  LEGAL PROCEEDINGS

       None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 1997.

       The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by such person and each person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the registrant:

                                                                               FIRST
                                                                              ELECTED
                           AGE AS OF                                            AN
                           AUGUST 29         OFFICES AND                     EXECUTIVE
      NAME                   1997           POSITIONS HELD                    OFFICER
      ----                -----------       --------------                   --------
John B. Gerlach, Jr.          43            Chairman, Chief Executive
                                            Officer and President               1982

John L. Boylan                42            Treasurer, Vice President,
                                            Assistant Secretary and             1990
                                            Chief Financial Officer

Larry G. Noble                61            Vice President                      1985

David M. Segal                45            Corporate Secretary                 1997

         Except for David M. Segal and John B. Gerlach, Jr., the above named officers were elected to their present positions at the annual meeting of the Board of Directors on November 18, 1996. All such persons have been elected to serve until the next annual election of officers, which shall occur on November 17, 1997 and their successors are elected or until their earlier resignation or removal.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         Reference is made to the "Selected Quarterly Financial Data," appearing in Exhibit 13 of this Form 10-K Annual Report, for information concerning market prices and related security holder matters on the registrant's common shares during 1997 and 1996. Such information is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

         The presentation of selected financial data as of and for the five years ended June 30, 1997 is included in the "Operations" and "Financial Position" sections of the "Five Year Financial Summary" appearing in Exhibit 13 of this Form 10-K Annual Report and is incorporated herein by reference.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the registrant, see "Nomination and Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 1997, which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

         Information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 1997 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information set forth under the captions "Nomination and Election of Directors" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 1997 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information with respect to certain transactions with Directors of the registrant, see "Other Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 1997, which is incorporated herein by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.     FINANCIAL STATEMENTS

                The consolidated financial statements as of June 30, 1997 and 1996 and for each of the three years in the period ended June 30, 1997, together with the report thereon of Deloitte & Touche LLP dated August 26, 1997, appearing in Exhibit 13 of this Form 10-K Annual Report are incorporated herein by reference.

                         INDEX TO FINANCIAL STATEMENTS

                Independent Auditors' Report

                Consolidated Statements of Income for the years ended June 30, 1997, 1996 and 1995

                Consolidated Balance Sheets at June 30, 1997 and 1996

                Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995

                Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997, 1996 and 1995

                Notes to Consolidated Financial Statements

(a)      2.     FINANCIAL STATEMENT SCHEDULES REQUIRED BY ITEMS 8 AND 14(d)

                Included in Part IV of this report is the following additional financial data which should be read in conjunction with the consolidated financial statements in the 1997 Annual Report to
                Shareholders:

                Independent Auditors' Report

                Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 1997

                           Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)      3.     EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K AND ITEM 14(c)

                See Index to Exhibits attached.

(b)             REPORTS ON FORM 8-K

                No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1997.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of September, 1997.

                                        LANCASTER COLONY CORPORATION
                                                  (Registrant)

                                        By /S/ John B. Gerlach, Jr.
                                           ----------------------------------
                                               John B. Gerlach, Jr.
                                           Chairman, Chief Executive Officer
                                           and President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                                     Title                                    Date
      ----------                                     -----                                    ----
/S/ John B. Gerlach, Jr.                        Chairman, Chief                         September 17, 1997
---------------------------                     Executive Officer                       ------------------
John B. Gerlach, Jr.                            and President


/S/ John L. Boylan                              Treasurer, Vice                         September 17, 1997
---------------------------                     President, Assistant                    ------------------
John L. Boylan                                  Secretary and Chief
                                                Financial Officer
                                                (Principal Financial
                                                and Accounting Officer)


                                                Director
---------------------------                                                             ------------------
Frank W. Batsch

/S/ Robert L. Fox                               Director                                September 15, 1997
---------------------------                                                             ------------------
Robert L. Fox

                                                Director
---------------------------                                                             ------------------
Morris S. Halpern

/S/ Robert S. Hamilton                          Director                                September 15, 1997
---------------------------                                                             ------------------
Robert S. Hamilton

/S/ Edward H. Jennings                          Director                                September 15, 1997
---------------------------                                                             ------------------
Edward H. Jennings

/S/ Richard R. Murphey, Jr.                     Director                                September 16, 1997
---------------------------                                                             ------------------
Richard R. Murphey, Jr.

/S/ Henry M. O'Neill, Jr.                       Director                                September 18, 1997
---------------------------                                                             ------------------
Henry M. O'Neill, Jr.

/S/ David J. Zuver                              Director                                September 18, 1997
---------------------------                                                             ------------------
David J. Zuver

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
Lancaster Colony Corporation:

We have audited the consolidated financial statements of Lancaster Colony Corporation and its subsidiaries as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated August 26, 1997; such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Lancaster Colony Corporation and its subsidiaries, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ Deloitte & Touche LLP



DELOITTE & TOUCHE LLP

Columbus, Ohio
August 26, 1997

                                                                     SCHEDULE II



                          LANCASTER COLONY CORPORATION
                                AND SUBSIDIARIES
                          ============================



                       VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED JUNE 30, 1997

--------------------------------------------------------------------------------------------------------------
              COLUMN A                                   COLUMN B       COLUMN C       COLUMN D       COLUMN E
              --------                                   --------       --------       --------       --------
                                                                       ADDITIONS
                                                        BALANCE AT     CHARGED TO                      BALANCE
                                                        BEGINNING      COSTS AND                        AT END
             DESCRIPTION                                 OF YEAR        EXPENSES      DEDUCTIONS       OF YEAR
--------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSET TO WHICH
  THEY APPLY - Allowance for doubtful
  accounts:

   Year ended June 30, 1995.................           $2,339,000      $  614,000     $1,006,000(A)    $1,947,000
                                                       ==========================================================

   Year ended June 30, 1996.................           $1,947,000      $2,089,000     $1,905,000(A)    $2,131,000
                                                       ==========================================================

   Year ended June 30, 1997.................           $2,131,000      $1,813,000     $1,083,000(A)    $2,861,000
                                                       ==========================================================


    (A) Represents uncollectible accounts written off net of recoveries.

                          LANCASTER COLONY CORPORATION
                                   FORM 10-K
                                 JUNE 30, 1997
                               INDEX TO EXHIBITS


 Exhibit
 Number               Description                                                                         Located at
--------              -----------                                                                         ----------
 3.1           Certificate of Incorporation of the registrant
               approved by the shareholders November 18, 1991.                                                (a)

  .2           By-laws of the registrant as amended
               through November 18, 1991.                                                                     (a)

  .3           Certificate of Designation, Rights and
               Preferences of the Series A Participating
               Preferred Stock of Lancaster Colony Corporation.                                               (b)

 4.1           Specimen Certificate of Common Stock.                                                          (j)

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

  .5           Key Employee Severance Agreement between Lancaster
               Colony Corporation and John L. Boylan.                                                         (g)

  .6           Consulting Agreement by and between Lancaster
               Colony Corporation and Morris S. Halpern.                                                      (h)

  .7           1995 Key Employee Stock Option Plan.                                                           (i)

13.            Annual Report to Shareholders.                                                                 1997 Form 10-K

21.            Significant Subsidiaries of Registrant.                                                        1997 Form 10-K

23.            The consent of Deloitte & Touche LLP to the
               incorporation by reference in Registration
               Statements No. 33-39102  and 333-01275
               on Form S-8 of their reports dated August
               26, 1997, appearing in and incorporated by
               reference in this Annual Report
               on Form 10-K of Lancaster Colony Corporation
               for the year ended June 30, 1997.                                                              1997 Form 10-K

27.            Financial Data Schedule                                                                        1997 Form 10-K

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

(j) Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 1996.

Note(1) The registrant and certain of its subsidiaries are parties to various long-term debt instruments. The amount of securities authorized under such debt instruments does not, in any case, exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish a copy of any such long-term debt instrument to the Commission upon request.

Note(2) The registrant has included in Exhibit 13 only the specific Financial Statements and notes thereto of its 1997 Annual Report to Shareholders which are incorporated by reference in this Form 10-K Annual Report. The registrant agrees to furnish a complete copy of its 1997 Annual Report to Shareholders to the Commission upon request.