Form 10-Q
period 1997-09-30
LANCASTER COLONY CORP
filed 1997-11-06
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         Commission file number 0-4065-1

                          LANCASTER COLONY CORPORATION
             (Exact name of registrant as specified in its charter)


               OHIO                                    13-1955943
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

  As of September 30, 1997, there were approximately 28,996,000 shares of common stock, no par value per share, outstanding.

                                     1 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                          Page No.
                                                                         --------
Part I.  Financial Information

          Consolidated Condensed Balance Sheets -
               September 30, 1997 and June 30, 1997                          3

          Consolidated Condensed Statements of Income -
               Three Months Ended September 30, 1997 and 1996                4

          Consolidated Condensed Statements of Cash Flows -
               Three Months Ended September 30, 1997 and 1996                5

          Notes to Consolidated Condensed Financial Statements               6

          Management's Discussion and Analysis of the Results
               of Operations and Financial Condition                         7-8

Part II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K                          8

          Signatures                                                         8

          Exhibit 27 - Financial Data Schedule                               9

                                     2 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                        September 30           June 30
                                                                                            1997                1997
                                                                                        ------------           -------
                                                                                        (Unaudited)
ASSETS
  Current Assets:
         Cash and equivalents                                                           $  4,071,000        $ 32,109,000

         Receivables - net of allowance for
            doubtful accounts                                                            130,070,000         102,457,000

         Inventories:
            Raw materials and supplies                                                    46,677,000          42,339,000
            Finished goods and work in process                                           127,584,000         118,912,000
                                                                                        ------------        ------------
              Total inventories                                                          174,261,000         161,251,000

         Prepaid expenses and other current assets                                        14,176,000          12,966,000
                                                                                        ------------        ------------

              Total current assets                                                       322,578,000         308,783,000

  Property, Plant and Equipment - At cost                                                350,995,000         337,301,000
  Less Accumulated Depreciation                                                          192,005,000         185,992,000
                                                                                        ------------        ------------
              Property, plant and equipment - net                                        158,990,000         151,309,000

  Goodwill - net of accumulated amortization                                              38,100,000          19,810,000

  Other Assets                                                                             5,888,000           4,492,000
                                                                                        ------------        ------------

  Total Assets                                                                          $525,556,000        $484,394,000
                                                                                        ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
         Current portion of long-term debt                                              $    545,000        $    545,000
         Accounts payable                                                                 50,892,000          33,203,000
         Accrued liabilities                                                              51,138,000          39,956,000
                                                                                        ------------        ------------

              Total current liabilities                                                  102,575,000          73,704,000

  Long-Term Debt - Less current portion                                                   30,485,000          30,685,000

  Other Noncurrent Liabilities                                                             7,853,000           7,895,000

  Deferred Income Taxes                                                                    2,680,000           4,110,000

  Shareholders' Equity:
         Preferred stock - authorized 2,650,000 shares issuable in series; Class
            A - $1.00 par value, authorized 350,000 shares; Class B and C - no par value, authorized 1,150,000 shares each; outstanding - none
         Common stock - authorized 35,000,000 shares; issued September 30, 1997
            - no par value - 31,272,000 shares; June 30, 1997 -
            no par value - 31,247,000 shares                                              44,548,000          43,573,000

         Retained earnings                                                               420,133,000         404,783,000

         Foreign currency translation adjustment                                              70,000              75,000
                                                                                        ------------        ------------

              Total                                                                      464,751,000         448,431,000

         Less:
            Common stock in treasury, at cost
              September 30, 1997 - 2,276,000 shares;
              June 30, 1997 - 2,230,000 shares                                            82,788,000          80,431,000
                                                                                        ------------        ------------

              Total shareholders' equity                                                 381,963,000         368,000,000
                                                                                        ------------        ------------

  Total Liabilities and Shareholders' Equity                                            $525,556,000        $484,394,000
                                                                                        ============        ============



See Notes to Consolidated Condensed Financial Statements

                                     3 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                   Three Months Ended
                                                      September 30
                                                1997                 1996
                                            ------------         ------------
Net Sales                                   $237,174,000         $218,918,000

Cost of Sales                                162,020,000          152,573,000
                                            ------------         ------------

Gross Margin                                  75,154,000           66,345,000

Selling, General and
  Administrative Expenses                     40,218,000           36,188,000
                                            ------------         ------------

Operating Income                              34,936,000           30,157,000

Other Income (Expense):
     Interest expense                           (657,000)            (635,000)
     Interest income and other - net            (147,000)              41,000
                                            ------------         ------------

Income Before Income Taxes                    34,132,000           29,563,000

Taxes Based on Income                         13,271,000           11,304,000
                                            ------------         ------------

Net Income                                  $ 20,861,000         $ 18,259,000
                                            ============         ============

Net Income Per Common Share                        $ .72                $ .62
                                                   =====                =====

Cash Dividends Per Common Share                    $ .19                $ .17
                                                   =====                =====

Weighted Average Common
     Shares Outstanding                       29,065,000           29,528,000
                                              ==========           ==========

See Notes to Consolidated Condensed Financial Statements

                                     4 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                        September 30
                                                                  1997                 1996
                                                              ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $ 20,861,000         $ 18,259,000
  Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                             7,688,000            6,916,000
       Deferred income taxes and other noncash charges          (1,472,000)            (384,000)
       Loss on sale of property                                      5,000              373,000
       Changes in operating assets and liabilities:
          Receivables                                          (25,848,000)         (20,633,000)
          Inventories                                          (11,699,000)         (21,417,000)
          Prepaid expenses and other current assets             (1,138,000)          (2,324,000)
          Accounts payable                                      16,345,000           21,953,000
          Accrued liabilities                                   10,302,000           11,830,000
                                                              ------------         ------------

       Net cash provided by operating activities                15,044,000           14,573,000
                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisition, net of
      cash acquired                                            (19,749,000)
    Payments on property additions                             (10,809,000)          (8,873,000)
    Proceeds from sale of property                                 149,000                7,000
    Other - net                                                 (2,052,000)            (491,000)
                                                              ------------         ------------

       Net cash used in investing activities                   (32,461,000)          (9,357,000)
                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                  (2,357,000)          (5,087,000)
    Payment of dividends                                        (5,511,000)          (5,008,000)
    Payments on long-term debt, including
      payment of acquisition debt                               (3,723,000)            (275,000)
    Common stock issued upon exercise of stock
       options including related tax benefits                      975,000              514,000
                                                              ------------         ------------

       Net cash used in financing activities                   (10,616,000)          (9,856,000)
                                                              ------------         ------------

Effect of exchange rate changes on cash                             (5,000)
                                                              ------------         ------------
Net change in cash and equivalents                             (28,038,000)          (4,640,000)
Cash and equivalents at beginning of year                       32,109,000            4,670,000
                                                              ------------         ------------
Cash and equivalents at end of period                         $  4,071,000         $     30,000
                                                              ============         ============


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

    Cash paid during the period for:
          Interest                                            $  1,203,000         $  1,176,000
                                                              ============         ============
          Income taxes                                        $    744,000         $    531,000
                                                              ============         ============

See Notes to Consolidated Condensed Financial Statements

                                     5 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

(1) The interim consolidated condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated condensed financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended June 30, 1997.

(2) Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which when adopted, will replace the current methodology for calculating and presenting earnings per share as prescribed by the Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." Under SFAS No. 128, companies with complex capital structures will be required to present basic earnings per share and diluted earnings per share while companies with simple capital structures will only be required to present basic earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to the current computation of fully diluted earnings per share required under APB No. 15. The standard, which is effective for financial statements for periods ending after December 15, 1997, including interim periods, requires restatement of all prior-period earnings per share data. Earlier application is not permitted. The presentation required by SFAS No. 128 will not materially differ from the current presentation of earnings per share.

(3) During the first quarter ended September 30, 1997, the Company acquired for cash, the Chatham Village salad crouton business. Such transaction was accounted for under the purchase method of accounting. The results of operations of this entity have been included in the consolidated financial statements from the date of acquisition and are immaterial in relation to the consolidated totals.

                                     6 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                              RESULTS OF OPERATIONS

For the three months ended September 30, 1997, consolidated net sales totaled $237,174,000, an 8% increase above the $218,918,000 reported for the comparable period of 1996. The majority of this increase was provided by the Company's Specialty Foods segment. Contributing to this segment's increase were increased foodservice sales, growth in the sales of refrigerated and frozen retail lines, and the July acquisition of the Chatham Village crouton business. The Glassware and Candles segment also continued its growth as led by the sales of candles and related products. Weaker aftermarket demand in 1997 resulted in Automotive segment sales being relatively flat compared to the year-ago results.

The Company's consolidated gross margin percentage during the three months ending September 30, 1997 was 31.7% compared to 30.3% in the preceding year's comparable quarter. This improvement was attributable to higher margins achieved in the Specialty Foods segment. Generally lower material costs and a more favorable sales mix were largely responsible for this improvement. Somewhat offsetting these gains were lower margins in the Glassware and Candles segment resulting from higher wax costs, production inefficiencies at the glass plants and a less favorable sales mix. Automotive margins were also adversely affected, particularly by competitive pressures present in the aftermarket for light truck bed liners.

Total selling, general and administrative costs for the quarter ended September 30, 1997 were $40,218,000 which is an 11% increase above the prior year's comparable total of $36,188,000. As a percentage of net sales, these costs totaled 17.0% in 1997 compared to 16.5% in 1996. This increase reflects a higher proportion of consolidated 1997 sales being attributable to the Specialty Foods segment. The Specialty Foods segment also incurred greater than normal selling costs during this period which were needed to support selected retail sales efforts.

As affected by the foregoing factors, consolidated income before income taxes totaled $34,132,000 for the three months ended September 30, 1997 and increased 15% over the comparable 1996 total of $29,563,000. After reflecting the effects of a slightly higher income tax rate, the Company's net income also increased by 14% to total $20,861,000 compared to $18,259,000 in 1996. With the average shares outstanding being reduced by the Company's repurchase of shares, net income per share increased 16% from $.62 in 1996 to $.72 in 1997.

                              FINANCIAL CONDITION

For the three months ended September 30, 1997, net cash provided by operating activities totaled $15,044,000 compared to $14,573,000 reported for the three months ended September 30, 1996. Seasonal working capital requirements and the July acquisition of Chatham Village contributed to the $28,038,000 reduction in cash since June 30, 1997. These factors also affected the Company's working capital ratio which decreased from 4.2:1.0 at June 30 to 3.1:1.0 at September 30.

Significant investing activities for the quarter ended September 30, 1997 included $19,749,000 expended to acquire the Chatham Village crouton business and $10,809,000 for payments on property additions. These amounts were financed through the use of internally generated funds.

Among the Company's significant financing activities for the three months ended September 30, 1997, was the payment of $5,511,000 in dividends which compared

                                     7 of 9
to $5,008,000 paid during the comparable period of 1996. The increase is due to the dividend rate per common share increasing from $.17 per share to $.19 per share between these two periods. Another financing activity involved the payment of $3,723,000 of third party debt, principally consisting of the assumed debt of Chatham Village which was prepaid. Management anticipates that cash provided from operations and from the currently available discretionary bank credit lines will be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 1998.

                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

       (a)      Exhibit 27 - Financial Data Schedule.

       (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended September 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LANCASTER COLONY CORPORATION



Date:    November 7, 1997                    BY:/S/John B. Gerlach, Jr.
      -----------------------------             -----------------------
                                                JOHN B. GERLACH, JR.
                                                Chairman, Chief Executive
                                                Officer and President


Date:    November 7, 1997                    BY:/S/John L. Boylan
      -----------------------------             -----------------------
                                                JOHN L. BOYLAN
                                                Treasurer, Vice President,
                                                Assistant Secretary and
                                                Chief Financial Officer
                                                (Principal Financial
                                                and Accounting Officer)

                                     8 of 9