Form 10-Q
period 1997-12-31
LANCASTER COLONY CORP
filed 1998-02-10
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

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

  As of December 31, 1997, there were approximately 28,794,000 shares of common stock, no par value per share, outstanding.

                                     1 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                  Page No.
                                                                  --------

Part I.  Financial Information

       Consolidated Condensed Balance Sheets -
           December 31, 1997 and June 30, 1997                        3

       Consolidated Condensed Statements of Income -
           Three Months and Six Months
           Ended December 31, 1997 and 1996                           4

       Consolidated Condensed Statements of Cash Flows -
           Six Months Ended December 31, 1997 and 1996                5

       Notes to Consolidated Condensed Financial Statements           6

       Management's Discussion and Analysis of the Results
           of Operations and Financial Condition                    7-8

Part II.  Other Information

       Item 4 - Submission of Matters to a Vote of
                Security Holders                                      8

       Item 6 - Exhibits and Reports on Form 8-K                      9

       Signatures                                                     9

       Exhibit 27 - Financial Data Schedule                          10


                                     2 of 10



                                           LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                       December 31                    June 30
                                                                                          1997                         1997
                                                                                          ----                         ----
                                                                                       (Unaudited)

ASSETS
  Current Assets:
         Cash and equivalents                                                         $ 22,389,000                 $ 32,109,000

         Receivables - net of allowance for doubtful accounts                          135,765,000                  102,457,000

         Inventories:
            Raw materials and supplies                                                  44,447,000                   42,339,000
            Finished goods and work in process                                          96,025,000                  118,912,000
                                                                                      ------------                 ------------
              Total inventories                                                        140,472,000                  161,251,000

         Prepaid expenses and other current assets                                      15,158,000                   12,966,000
                                                                                      ------------                 ------------

              Total current assets                                                     313,784,000                  308,783,000

  Property, Plant and Equipment - At cost                                              360,334,000                  337,301,000
  Less Accumulated Depreciation                                                        198,277,000                  185,992,000
                                                                                      ------------                 ------------
              Property, plant and equipment - net                                      162,057,000                  151,309,000

  Goodwill - net of accumulated amortization                                            37,655,000                   19,810,000

  Other Assets                                                                           8,882,000                    4,492,000
                                                                                      ------------                 ------------

  Total Assets                                                                        $522,378,000                 $484,394,000
                                                                                      ============                 ============


LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
         Current portion of long-term debt                                            $    550,000                 $    545,000
         Accounts payable                                                               43,519,000                   33,203,000
         Accrued liabilities                                                            44,717,000                   39,956,000
                                                                                      ------------                 ------------

              Total current liabilities                                                 88,786,000                   73,704,000

  Long-Term Debt - Less current portion                                                 30,275,000                   30,685,000

  Other Noncurrent Liabilities                                                           7,810,000                    7,895,000

  Deferred Income Taxes                                                                    555,000                    4,110,000

  Shareholders' Equity:
         Preferred stock - authorized 3,050,000 shares
            issuable in series; Class A - $1.00 par value,
            authorized 750,000 shares; Class B and C -
            no par value, authorized 1,150,000 shares each;
            outstanding - none
         Common stock - authorized 75,000,000 shares;
            issued December 31, 1997 - no par value -
            31,295,000 shares; June 30, 1997 -
            no par value - 31,247,000 shares                                            45,735,000                   43,573,000

         Retained earnings                                                             443,344,000                  404,783,000

         Foreign currency translation adjustment                                            77,000                       75,000
                                                                                      ------------                 ------------

              Total                                                                    489,156,000                  448,431,000

         Less:
            Common stock in treasury, at cost
              December 31, 1997 - 2,501,000 shares;
              June 30, 1997 - 2,230,000 shares                                          94,204,000                   80,431,000
                                                                                      ------------                 ------------


              Total shareholders' equity                                               394,952,000                  368,000,000
                                                                                      ------------                 ------------

  Total Liabilities and Shareholders' Equity                                          $522,378,000                 $484,394,000
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

  See Notes to Consolidated Condensed Financial Statements

                                     3 of 10




                                           LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                            (UNAUDITED)

                                                    Three Months Ended                           Six Months Ended
                                                       December 31                                  December 31
                                              1997                     1996                  1997                 1996
                                          ------------            ------------          ------------          ------------


Net Sales                                 $300,754,000            $259,023,000          $537,928,000          $477,941,000

Cost of Sales                              205,708,000             176,733,000           367,728,000           329,306,000
                                          ------------            ------------          ------------          ------------

Gross Margin                                95,046,000              82,290,000           170,200,000           148,635,000

Selling, General and
  Administrative Expenses                   47,400,000              40,716,000            87,618,000            76,904,000
                                          ------------            ------------          ------------          ------------

Operating Income                            47,646,000              41,574,000            82,582,000            71,731,000

Other Income (Expense):
         Interest expense                     (701,000)               (673,000)           (1,358,000)           (1,308,000)
         Interest income and
           other - net                         (58,000)                                     (205,000)               41,000
                                          ------------            ------------          ------------          ------------

Income Before Income Taxes                  46,887,000              40,901,000            81,019,000            70,464,000

Taxes Based on Income                       17,920,000              15,496,000            31,191,000            26,799,000
                                          ------------            ------------          ------------          ------------

Net Income                                $ 28,967,000            $ 25,405,000          $ 49,828,000          $ 43,665,000
                                          ============            ============          ============          ============

Net Income Per Common
  Share:
         Basic                                   $ .67                   $ .57                 $1.15                 $ .99
         Diluted                                 $ .67                   $ .57                 $1.14                 $ .99

Cash Dividends Per Common
  Share                                         $ .133                   $ .12                 $ .26                $ .233

Weighted Average Common
  Shares Outstanding:
         Basic                              43,351,000              44,187,000            43,434,000            44,216,000
         Diluted                            43,439,000              44,244,000            43,518,000            44,268,000


See Notes to Consolidated Condensed Financial Statements

                                     4 of 10




                                           LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                             (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                 December 31
                                                                                          1997                   1996
                                                                                      -----------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $49,828,000            $43,665,000
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                                   15,774,000             13,453,000
       Deferred income taxes and other noncash charges                                 (3,640,000)            (2,123,000)
       Loss on sale of property                                                            55,000                 51,000
       Changes in operating assets and liabilities:
          Receivables                                                                 (31,543,000)            (7,999,000)
          Inventories                                                                  22,090,000             (3,993,000)
          Prepaid expenses and other current assets                                    (2,120,000)            (2,868,000)
          Accounts payable                                                              8,972,000              8,541,000
          Accrued liabilities                                                           3,881,000             11,128,000
                                                                                      -----------            -----------

       Net cash provided by operating activities                                       63,297,000             59,855,000
                                                                                      -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisition, net of cash acquired                                   (19,749,000)
    Payments on property additions                                                    (22,162,000)           (21,267,000)
    Proceeds from sale of property                                                        149,000                  8,000
    Other - net                                                                        (4,451,000)            (2,236,000)
                                                                                      -----------            -----------

       Net cash used in investing activities                                          (46,213,000)           (23,495,000)
                                                                                      -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                                        (13,773,000)            (8,051,000)
    Payment of dividends                                                              (11,267,000)           (10,315,000)
    Payments on long-term debt, including
       payment of acquisition debt                                                     (3,928,000)              (470,000)
    Common stock issued upon exercise of stock
       options including related tax benefits                                           2,162,000              3,360,000
                                                                                      -----------            -----------

       Net cash used in financing activities                                          (26,806,000)           (15,476,000)
                                                                                      -----------            -----------

Effect of exchange rate changes on cash                                                     2,000                 26,000
                                                                                      -----------            -----------
Net change in cash and equivalents                                                     (9,720,000)            20,910,000
Cash and equivalents at beginning of year                                              32,109,000              4,670,000
                                                                                      -----------            -----------
Cash and equivalents at end of period                                                 $22,389,000            $25,580,000
                                                                                      ===========            ===========


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

    Cash paid during the period for:
          Interest                                                                    $ 1,376,000            $ 1,315,000
                                                                                      ===========            ===========
          Income taxes                                                                $27,186,000            $24,446,000
                                                                                      ===========            ===========


See Notes to Consolidated Condensed Financial Statements

                                     5 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED DECEMBER 31, 1997 AND 1996

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

(2) In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods, and requires restatement of prior periods. Accordingly, all net income per share and weighted average common shares outstanding data has been presented in accordance with SFAS No. 128 in the accompanying consolidated condensed financial statements. Under SFAS No. 128, the Company is required to present basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.
          Diluted earnings per share is computed by dividing income available to common stockholders by the diluted weighted average number of common shares outstanding during the period, which includes the dilutive potential common shares associated with outstanding stock options. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

(3) On January 27, 1998, a three-for-two stock split was effected whereby one additional common share was issued for each two shares outstanding to shareholders of record on January 6, 1998. Accordingly, all per share data and the weighted average common shares outstanding for the period ended December 31, 1997 in the accompanying consolidated condensed financial statements has been retroactively adjusted for this split.




                                     6 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE PERIODS ENDED DECEMBER 31, 1997 AND 1996

                              RESULTS OF OPERATIONS

          Consolidated net sales for the six month period ended December 31, 1997 totaled $537,928,000, a 13% increase over the corresponding 1996 total of $477,941,000. Net sales for the three month period ended December 31, 1997 totaled $300,754,000, a 16% increase over the 1996 total of $259,023,000. Sales of the Glassware and Candles segment benefited during both of the 1997 periods from the continued growth in the sales of candles and related products. Fiscal 1998 net sales of the Specialty Foods segment also grew and were enhanced by the July 1997 acquisition of the Chatham Village crouton business, new foodservice opportunities, and improved sales of certain frozen product lines. Net sales of the Automotive segment also increased during each period presented due primarily to improved OEM demand for floormats and aluminum light truck accessories. Aftermarket sales were adversely affected by several factors including a continuation of highly competitive conditions existing in the market for light truck bedliners.

          The consolidated gross margin percentage was 31.6% for both the six and three month periods ended December 31, 1997. Such percentages were 31.1% and 31.8% for the respective corresponding periods of 1996. Higher gross margins within the Specialty Foods segment were realized during the 1997 periods as a result of a more favorable sales mix, production efficiencies and generally lower raw material costs. On the basis of current market conditions, these material costs are expected to compare less favorably to fiscal 1997 costs over the remainder of fiscal 1998.

          Gross margins were adversely impacted in the 1997 periods by a decline in the gross margin percentages of the Glassware and Candles segment. Contributing to this decline was unabsorbed overhead associated with a major rebuild of a glass melting tank and generally lower glassware production levels. Increased raw material costs also contributed to a decline in the margins on candles. The Automotive segment also reported reduced gross margin percentages as influenced by such factors as the adverse market conditions affecting bedliner sales as noted above.

          Consolidated selling, general and administrative expenses totaled $87,618,000 and $47,400,000 for the respective six and three month periods ended December 31, 1997, which reflects increases of 14% and 16%, respectively, over the corresponding 1996 totals of $76,904,000 and $40,716,000. Such increases were primarily attributable to increased consolidated sales volumes and increased promotional activities within the Specialty Foods segment.

          Overall, consolidated operating income increased to $82,582,000 and $47,646,000, a 15% increase over the $71,731,000 and $41,574,000 realized for the respective six and three month periods ended December 31, 1996. Consolidated net income also increased to $49,828,000 and $28,967,000 for the six and three month periods ending December 31, 1997, also resulting in a 14% increase from the prior year's corresponding six and three month period totals of $43,665,000 and $25,405,000.

                               FINANCIAL CONDITION

          Net working capital at December 31, 1997 totaled $224,998,000 compared to $235,079,000 as of the preceding June 30. The Company's working capital ratio decreased from 4.2:1.0 at June 30 to 3.5:1.0 as of December 31. Influencing these changes is the seasonal increase in accounts receivable attributable to the Glassware and Candles segment. Consolidated accounts receivable totaled $135,765,000 at December 31 compared to $102,457,000 at

                                     7 of 10

June 30. The impact of the Glassware and Candles segment's sales also contributed to the decline in the balance of inventories which totaled $140,472,000 at December 31 compared to $161,251,000 at June 30.

          With respect to cash flows, for the six months ended December 31, 1997, net cash provided by operating activities totaled $63,297,000 compared to $59,855,000 for the corresponding period of 1996. The increase in net income between these two periods contributed to this increase.

          Notable investing activities for the six months ended December 31, 1997 included $22,162,000 paid for property additions and $19,749,000 paid to acquire the Chatham Village crouton business in July. These amounts were financed through the use of internally generated funds.

          The more significant financing activities of the Company during the first six months of fiscal 1998 included $13,773,000 paid to purchase treasury stock and $11,267,000 paid in dividends. The latter amount compares to $10,315,000 paid during the comparable period of 1996. The increase in dividends paid reflects an increase in the stated dividend rate from $.23 paid through December, 1996 to $.26 paid through December, 1997 as adjusted for the 3 for 2 stock split which occurred on January 27, 1998. Management anticipates that cash provided from operations and from the currently available discretionary bank credit lines will be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 1998.

          The Company is currently in the process of modifying or replacing certain management information systems to address issues regarding the year 2000. In accordance with current accounting guidance, modification costs for the year 2000 will be charged to expense as incurred while replacement costs will be capitalized and amortized over the asset's useful life. It is not presently believed that these changes will have an adverse impact on operations or that the expenditures related thereto will be material to the Company's financial position or results of operations in any given year.

                           PART II. OTHER INFORMATION

Item 4 - Submission of Matters to a Vote Of Security Holders
------------------------------------------------------------

          The registrant held its annual meeting of the shareholders on November 17, 1997. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters voted upon at the annual meeting were: (1) the approval of a proposal to amend Article FOURTH of the Corporation's Articles of Incorporation to increase the number of authorized shares of common stock from 35,000,000 to 75,000,000 and the number of authorized shares of Class A Preferred Stock from 350,000 to 750,000, for which 20,743,623 votes were cast for such an approval, 4,574,682 votes were cast against such approval and 3,675,686 were abstained or not voted; (2) the election of the following three directors whose term will expire in 2000:

                                      Shares                                 Shares
                                      Voted              Shares                Not
                                      "For"            "Withheld"             Voted
                                      -----            ----------             -----

          Kerrii B. Anderson        27,099,463            202,702          1,691,826
          Morris S. Halpern         27,015,617            286,548          1,691,826
          Robert S. Hamilton        27,105,768            196,397          1,691,826

          As of November 17, 1997, the following individuals also continued to serve as directors of the registrant:

                Frank W. Batsch                          Edward H. Jennings
                Robert L. Fox                            Richard R. Murphey, Jr.
                John B. Gerlach, Jr.                     Henry M. O'Neill, Jr.

                                     8 of 10

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)      Exhibit 27 - Financial Data Schedule.

    (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LANCASTER COLONY CORPORATION

Date:     February 10, 1998                  BY:/S/John B. Gerlach, Jr.
     ---------------------------                -----------------------
                                                  JOHN B. GERLACH, JR.
                                                  Chairman, Chief Executive
                                                  Officer and President

Date:     February 10, 1998                  BY:/S/John L. Boylan
     ---------------------------                -----------------------
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

                                     9 of 10