Form 10-K405
period 1998-06-30
LANCASTER COLONY CORP
filed 1998-09-24
CIK 57515

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES  EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

COMMISSION FILE NUMBER 0-4065-1

                          LANCASTER COLONY CORPORATION
             (Exact name of registrant as specified in its charter)

                    OHIO                               13-1955943
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification No.)

       37 WEST BROAD STREET, COLUMBUS, OHIO              43215
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

         The aggregate market value of Common Stock held by non-affiliates on September 1, 1998 was approximately $988,504,000.

         As of September 1, 1998, there were approximately 42,536,000 shares of Common Stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents are incorporated by reference to this annual report: Registrant's 1998 Annual Report to Shareholders - Parts I, II and IV. Proxy Statement for the Annual Meeting of Shareholders to be held November 16, 1998; to be filed - Part III. The 1998 Annual Report to Shareholders and 1998 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

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

DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

         The registrant operates in three business segments - specialty foods, glassware and candles and automotive - which accounted for approximately 41%, 36% and 23%, respectively, of consolidated net sales for the fiscal year ended June 30, 1998. The financial information relating to business segments for each of the three years in the period ended June 30, 1998, appearing in Exhibit 13 in this Form 10-K Annual Report, is incorporated herein by reference. Further description of each business segment the registrant operates within is provided below:

                                 SPECIALTY FOODS

         The food products manufactured and sold by the registrant include salad dressings and sauces marketed under the brand names "Marzetti," "Cardini's," "Pfeiffer" and "Girard's"; fruit glazes, veggie dips and fruit dips marketed under the brand name "Marzetti", frozen unbaked pies principally marketed under the brand name "Mountain Top"; hearth-baked frozen breads marketed under the brand name "New York Frozen Foods"; refrigerated chip dips and dairy desserts marketed under the brand names "Allen" and "Marzetti"; premium dry egg noodles marketed under the brand names "Inn Maid" and "Amish Kitchen"; frozen specialty noodles, pastas, and breaded specialty items marketed under the brand name "Reames"; croutons and related products marketed under the brand name "Chatham Village Foods" and caviar marketed under the brand name "Romanoff."

         The salad dressings and sauces are manufactured in Columbus, Ohio; Wilson, New York; Atlanta, Georgia and Milpitas, California. The dressings, sauces, croutons, veggie dips and fruit dips are sold in various metropolitan areas in the United States with sales being made to retail and/or foodservice markets.

         The frozen unbaked pies are marketed principally in the Midwestern United States through salesmen and food brokers to institutional distributors and retail outlets. A portion of the frozen bread sales is directed to the foodservice market.

         The dry egg noodles and refrigerated chip dips and dairy desserts are sold through food brokers and distributors to retail markets principally in the Midwestern United States.

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

     During fiscal year 1998, the registrant obtained adequate supplies of raw materials for this segment.

         The registrant's firm order backlog at June 30, 1998, in this business segment, was approximately $4,195,000 as compared to a backlog of approximately $4,261,000 as of the end of the preceding fiscal year. It is expected that all of these orders will be filled during the current fiscal year. The operations of this segment are not affected to any material extent by seasonal fluctuations. The registrant does not utilize any franchises or concessions in this business segment. The trade names under which it operates are significant to the overall success of this segment. However, the patents and licenses under which it operates are not essential to the overall success of this segment.

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

         Consumer glassware includes a diverse line of decorative and ornamental products such as tumblers, bowls, pitchers, jars and barware. These products are marketed under a variety of trademarks, the most important of which are "Indiana Glass," "Tiara," "Colony" and "Fostoria." The registrant also purchases domestic and imported blown glassware which is sold under the trade name Colony; and some domestic handcrafted ware sold through its Tiara home party marketing plan.

     Glass vases and containers are sold both in the retail and wholesale florist markets under the trade name "Brody" as well as under private label.

         The registrant's glass products are sold to discount, department, variety and drug stores, as well as to jobbers and directly to retail customers. Commercial markets such as foodservice, hotels, hospitals and schools are also served by this segment's products. Although minor, rubber matting sales to commercial markets are also included in this segment. All the markets in which the registrant sells houseware products are highly competitive in the areas of design, price, quality and customer service. Sales of glassware and candles to one customer accounted for approximately 21% and 15% of this segment's total net sales during 1998 and 1997, respectively. No other customer accounted for more than 10% of this segment's total net sales.

         During fiscal year 1998, the registrant obtained adequate supplies of raw materials for this business segment.

         The registrant's firm order backlog at June 30, 1998, in this business segment, was approximately $33,327,000 as compared to approximately $44,599,000 as of the end of the preceding fiscal year. It is expected that all of these orders will be filled during the current fiscal year. Seasonal retail stocking patterns cause certain of this segment's products to experience increased sales in the first half of the fiscal year. The registrant does not use any franchises or concessions in this segment. The patents under which it operates are not essential to the overall success of this segment. However, certain trademarks and licenses are important to this segment's marketing efforts.

                                   AUTOMOTIVE

         The registrant manufactures and sells a complete line of rubber, vinyl and carpeted car mats both in the aftermarket and to original equipment manufacturers. Other products are pickup truck bed mats, running boards, bed liners, tool boxes and other accessories for pickup trucks, vans and sport utility vehicles, truck and trailer splash guards and quarter fenders, accessories such as cup holders, litter caddies and floor consoles. The automotive aftermarket products are marketed primarily through mass merchandisers and automotive outlets under the name "Rubber Queen" and the registrant sells bed liners under the "Protecta" trademark, running boards under the "Dee Zee" name, as well as under private labels. The aggregate sales of two customers accounted for approximately 29% of this segment's total net sales during 1998 and 1997. No other customer accounted for more than 10% of this segment's total net sales. Although the Company is a market leader in many of its product lines, all the markets in which the registrant sells automotive products are highly competitive in the areas of design, price, quality and customer service.

         During fiscal year 1998, the registrant obtained adequate supplies of raw materials for this segment.

         The registrant's firm order backlog at June 30, 1998, in this business segment, was approximately $6,348,000 as compared to a backlog of approximately $6,180,000 as of the end of the preceding fiscal year. Such backlogs do not reflect certain orders by original equipment manufacturers as, due to its nature, such information is not readily available. It is expected that all of these orders will be filled during the current fiscal year. The operations of this segment are not affected to any material extent by seasonal fluctuations. The registrant does not utilize any significant franchises or concessions in this segment. The patents, trademarks and licenses under which it operates are generally not essential to the overall success of this segment.

NET SALES BY CLASS OF PRODUCTS

         The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products which accounted for at least 10% of the Company's consolidated net sales in any fiscal year from 1996 through 1998:

                                                1998      1997       1996
--------------------------------------------------------------------------
Specialty Foods:
  Retail                                         22%       21%         21%
  Foodservice                                    18%       17%         17%
Glassware and Candles:
  Consumer Table and Giftware                    31%       31%         30%
Automotive                                       23%       26%         27%

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

                                    EMPLOYEES

     The registrant has approximately 6,300 employees.

                       FOREIGN OPERATIONS AND EXPORT SALES

         Financial information relating to foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based on existing operations.

Item 2.  PROPERTIES

         The registrant uses approximately 6,400,000 square feet of space for its operations. Of this space, approximately 1,552,000 square feet are leased.

         The following table summarizes facilities exceeding 75,000 square feet of space and which are considered the principal manufacturing and warehousing operations of the registrant:

                                                                                           APPROXIMATE
LOCATION                                 BUSINESS SEGMENT(S)                               SQUARE FEET
--------                                 -------------------                               -----------
Blue Ash, OH (1)                        Glassware and Candles                                 266,000
Columbus, OH (3)                        Specialty Foods                                       370,000
Coshocton, OH                           Automotive                                            591,000
Des Moines, IA (2)                      Automotive                                            404,000
Dunkirk, IN                             Glassware and Candles                                 934,000
Elkhart, IN                             Automotive                                             96,000
Jackson, OH                             Automotive and Glassware and Candles                  223,000
LaGrange, GA                            Automotive                                            211,000
Lancaster, OH                           Glassware and Candles                                 465,000
Leesburg, OH (3)                        Glassware and Candles                                 875,000
Milpitas, CA (4)                        Specialty Foods                                       130,000
Muncie, IN                              Glassware and Candles                                 153,000
Sapulpa, OK (5)                         Glassware and Candles                                 669,000
Wapakoneta, OH (3)                      Automotive                                            213,000
Waycross, GA (4)                        Automotive                                            142,000
Wilson, NY                              Specialty Foods                                        80,000
Washington Court House, OH (6)          Glassware and Candles                                 134,000

     (1)  Leased for term expiring 1998 and 1999.

     (2)  Part leased for terms expiring 1998 and 1999.

     (3)  Part leased on a monthly basis.

     (4)  Part leased for term expiring 2000.

     (5)  Part leased for term expiring in 1999.

     (6)  Leased for term expiring 1999.

Item 3.  LEGAL PROCEEDINGS

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held November 16, 1998.

       The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by such person and each person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the registrant:

                                                                         FIRST
                                                                        ELECTED
                      AGE AS OF                                           AN
                      AUGUST 31              OFFICES AND               EXECUTIVE
      NAME              1998                POSITIONS HELD              OFFICER
      ----           -----------            --------------              --------
John B. Gerlach, Jr.     44            Chairman, Chief Executive
                                       Officer and President               1982

John L. Boylan           43            Treasurer, Vice President,
                                       Assistant Secretary and
                                       Chief Financial Officer             1990

Larry G. Noble           62            Vice President                      1985

Bruce L. Rosa            49            Vice President - Development        1998

         Except for Bruce L. Rosa, the above named officers were elected or re-elected to their present positions at the annual meeting of the Board of Directors on November 17, 1997. All such persons have been elected to serve until the next annual election of officers, which shall occur on November 16, 1998 and their successors are elected or until their earlier resignation or removal.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         Reference is made to the "Selected Quarterly Financial Data," appearing in Exhibit 13 of this Form 10-K Annual Report, for information concerning market prices and related security holder matters on the registrant's common shares during 1998 and 1997. Such information is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

         The presentation of selected financial data as of and for the five years ended June 30, 1998 is included in the "Operations" and "Financial Position" sections of the "Five Year Financial Summary" appearing in Exhibit 13 of this Form 10-K Annual Report and is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Reference is made to the "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing in Exhibit 13 of this Form 10-K Annual Report. Such information is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the registrant, see "Nomination and Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 16, 1998, which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

         Information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 16, 1998 is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information set forth under the captions "Nomination and Election of Directors" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 16, 1998 is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information with respect to certain transactions with Directors of the registrant, see "Other Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 16, 1998, which is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

          The consolidated financial statements as of June 30, 1998 and 1997 and for each of the three years in the period ended June 30, 1998, together with the report thereon of Deloitte & Touche LLP dated August 26, 1998, appearing in Exhibit 13 of this Form 10-K Annual Report are incorporated herein by reference.

                          INDEX TO FINANCIAL STATEMENTS

          Consolidated Statements of Income for the years ended June 30, 1998, 1997 and 1996

          Consolidated Balance Sheets at June 30, 1998 and 1997

          Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996

          Consolidated Statements of Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

(a)  2.   FINANCIAL STATEMENT SCHEDULES REQUIRED BY ITEMS 8 AND 14(d)

          Included in Part IV of this report is the following additional financial data which should be read in conjunction with the consolidated financial statements in the 1998 Annual Report to
          Shareholders:

          Independent Auditors' Report

          Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 1998

               Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)   3.  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K AND ITEM 14(c)

          See Index to Exhibits attached.

(b)       REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1998.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of September, 1998.

                                             LANCASTER COLONY CORPORATION
                                                             (Registrant)

                                             By /s/ John B. Gerlach, Jr.
                                               ---------------------------
                                                    John B. Gerlach, Jr.
                                                 Chairman, Chief Executive
                                                   Officer and President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                                      Title                                     Date
     ----------                                      -----                                     ----
/S/ John B. Gerlach, Jr.                        Chairman, Chief                         September 23, 1998
---------------------------                     Executive Officer                       ------------------
John B. Gerlach, Jr.                            and President

/S/ John L. Boylan                              Treasurer, Vice                         September 23, 1998
---------------------------                     President, Assistant                    ------------------
John L. Boylan                                  Secretary and Chief
                                                Financial Officer
                                                (Principal Financial
                                                and Accounting Officer)

/S/ Kerrii B. Anderson                          Director                                September 18, 1998
---------------------------                                                             ------------------
Kerrii B. Anderson

                                                Director                                ------------------
---------------------------
Frank W. Batsch

/S/ Robert L. Fox                               Director                                September 14, 1998
---------------------------                                                             ------------------
Robert L. Fox

/S/ Morris S. Halpern                           Director                                September 15, 1998
---------------------------                                                             ------------------
Morris S. Halpern

/S/ Robert S. Hamilton                          Director                                September 17, 1998
---------------------------                                                             ------------------
Robert S. Hamilton

/S/ Edward H. Jennings                          Director                                September 17, 1998
---------------------------                                                             ------------------
Edward H. Jennings

/S/ Richard R. Murphey, Jr.                     Director                                September 18, 1998
---------------------------                                                             ------------------
Richard R. Murphey, Jr.

/S/ Henry M. O'Neill, Jr.                       Director                                September 14, 1998
---------------------------                                                             ------------------
Henry M. O'Neill, Jr.

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
Lancaster Colony Corporation:

We have audited the consolidated financial statements of Lancaster Colony Corporation and its subsidiaries as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated August 26, 1998; such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Lancaster Colony Corporation and its subsidiaries, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP



DELOITTE & TOUCHE LLP

Columbus, Ohio
August 26, 1998

                                                                   SCHEDULE II



                          LANCASTER COLONY CORPORATION
                                AND SUBSIDIARIES
                          ============================



                       VALUATION AND QUALIFYING ACCOUNTS

                    FOR THE THREE YEARS ENDED JUNE 30, 1998

------------------------------------------------------------------------------------------------------------------
              COLUMN A                                  COLUMN B       COLUMN C       COLUMN D            COLUMN E
              --------                                  --------       --------       --------            --------
                                                                      ADDITIONS
                                                       BALANCE AT     CHARGED TO                           BALANCE
                                                       BEGINNING      COSTS AND                             AT END
             DESCRIPTION                                OF YEAR        EXPENSES      DEDUCTIONS            OF YEAR
-------------------------------------------------------------------------------------------------------------------


RESERVES DEDUCTED FROM ASSET TO WHICH
  THEY APPLY - Allowance for doubtful
  accounts:



   Year ended June 30, 1996.................           $1,947,000      $2,089,000     $1,905,000(A)     $2,131,000
                                                       ===========================================================

   Year ended June 30, 1997.................           $2,131,000      $1,813,000     $1,083,000(A)     $2,861,000
                                                       ===========================================================

   Year ended June 30, 1998.................           $2,861,000      $1,834,000     $1,921,000(A)     $2,774,000
                                                       ===========================================================


     (A)  Represents uncollectible accounts written off net of recoveries.

                          LANCASTER COLONY CORPORATION
                                    FORM 10-K
                                  JUNE 30, 1998
                                INDEX TO EXHIBITS


 Exhibit
 Number               Description                                                                               Located At
 ------               -----------                                                                               ----------
 3.1           Certificate of Incorporation of the registrant
               approved by the shareholders November 18, 1991.                                                1998 Form 10-K

  .2           Certificate of Amendment to the Articles of
               Incorporation approved by the shareholders
               November 16, 1992.                                                                             1998 Form 10-K

  .3           Certificate of Amendment to the Articles of
               Incorporation approved by the shareholders
               November 17, 1997.                                                                             1998 Form 10-K

  .4           By-laws of the registrant as amended
               through November 18, 1991.                                                                     (a)

  .5           Certificate of Designation, Rights and
               Preferences of the Series A Participating
               Preferred Stock of Lancaster Colony Corporation.                                               (b)

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

  .5           Key Employee Severance Agreement between Lancaster
               Colony Corporation and John L. Boylan.                                                         (g)

  .6           Consulting Agreement by and between Lancaster
               Colony Corporation and Morris S. Halpern.                                                      (h)

  .7           1995 Key Employee Stock Option Plan.                                                           (i)

13.            Annual Report to Shareholders.                                                                 1998 Form 10-K

21.            Significant Subsidiaries of Registrant.                                                        1998 Form 10-K

23.            The consent of Deloitte & Touche LLP to the incorporation by reference in Registration Statements No. 33-39102 and 333-01275
               on Form S-8 of their reports dated August 26, 1998, appearing in and incorporated by reference in this Annual Report on Form 10-K
               of Lancaster Colony Corporation for the year ended June 30, 1998.                              1998 Form 10-K

27.            Financial Data Schedule                                                                        1998 Form 10-K

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

Note(2)        The registrant has included in Exhibit 13 only the specific
               Financial Statements and notes thereto of its 1998 Annual Report to Shareholders which are incorporated by reference in this Form
               10-K Annual Report. The registrant agrees to furnish a complete copy of its 1998 Annual Report to Shareholders to the Commission upon request.