Form 10-Q
period 1998-09-30
LANCASTER COLONY CORP
filed 1998-11-06
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

  As of September 30, 1998, there were approximately 42,330,000 shares of common stock, no par value per share, outstanding.



                                     1 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------

Part I.  Financial Information

      Condensed Consolidated Balance Sheets -
               September 30, 1998 and June 30, 1998                         3

      Condensed Consolidated Statements of Income -
               Three Months Ended September 30, 1998 and 1997               4

      Condensed Consolidated Statements of Cash Flows -
               Three Months Ended September 30, 1998 and 1997               5

      Notes to Condensed Consolidated Financial Statements                  6

      Management's Discussion and Analysis of the Results
               of Operations and Financial Condition                        7-8

Part II.  Other Information

      Item 6 - Exhibits and Reports on Form 8-K                             8

      Signatures                                                            8

      Exhibit 27 - Financial Data Schedule                                  9



                                     2 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      September 30                    June 30
                                                                                          1998                         1998
                                                                                      ------------                 ------------
                                                                                       (Unaudited)

ASSETS
  Current Assets:
         Cash and equivalents                                                         $  3,944,000                 $ 23,224,000

         Receivables - net of allowance for
            doubtful accounts                                                          130,840,000                   99,870,000

         Inventories:
            Raw materials and supplies                                                  49,072,000                   44,915,000
            Finished goods and work in process                                         141,882,000                  130,282,000
                                                                                      ------------                 ------------
              Total inventories                                                        190,954,000                  175,197,000

         Prepaid expenses and other current assets                                      13,044,000                   13,257,000
                                                                                      ------------                 ------------

              Total current assets                                                     338,782,000                  311,548,000

  Property, Plant and Equipment - At cost                                              382,587,000                  374,033,000
  Less Accumulated Depreciation                                                        209,328,000                  203,267,000
                                                                                      ------------                 ------------
              Property, plant and equipment - net                                      173,259,000                  170,766,000

  Goodwill - net of accumulated amortization                                            36,675,000                   37,045,000

  Other Assets                                                                          10,793,000                   10,008,000
                                                                                      ------------                 ------------

  Total Assets                                                                        $559,509,000                 $529,367,000
                                                                                      ============                 ============


LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
         Short-term bank loans                                                        $ 21,000,000
         Current portion of long-term debt                                                 510,000                 $    510,000
         Accounts payable                                                               45,500,000                   41,804,000
         Accrued liabilities                                                            41,518,000                   34,203,000
                                                                                      ------------                 ------------

              Total current liabilities                                                108,528,000                   76,517,000

  Long-Term Debt - Less current portion                                                 28,795,000                   29,095,000

  Other Noncurrent Liabilities                                                           7,339,000                    7,325,000

  Deferred Income Taxes                                                                  3,797,000                    5,867,000

  Shareholders' Equity:
         Preferred stock - authorized 3,050,000 shares issuable in series; Class
            A - $1.00 par value, authorized 750,000 shares; Class B and C no par value, authorized 1,150,000 shares each; outstanding - none
         Common stock - authorized 75,000,000 shares; issued September 30, 1998
            - no par value - 47,086,616 shares; June 30, 1998 -
            no par value - 47,086,091 shares                                            50,408,000                   50,392,000

         Retained earnings                                                             491,968,000                  477,587,000

         Accumulated other comprehensive income                                            125,000                       98,000
                                                                                      ------------                 ------------

              Total                                                                    542,501,000                  528,077,000

         Less:
            Common stock in treasury, at cost
              September 30, 1998 - 4,757,103 shares;
              June 30, 1998 - 4,332,603 shares                                         131,451,000                  117,514,000
                                                                                      ------------                 ------------

              Total shareholders' equity                                               411,050,000                  410,563,000
                                                                                      ------------                 ------------

  Total Liabilities and Shareholders' Equity                                          $559,509,000                 $529,367,000
                                                                                      ============                 ============


  See Notes to Condensed Consolidated Financial Statements



                                     3 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                                        September 30
                                                                                  1998               1997
                                                                              ------------       ------------

Net Sales                                                                     $244,080,000       $237,174,000

Cost of Sales                                                                  170,813,000        162,020,000
                                                                              ------------       ------------

Gross Margin                                                                    73,267,000         75,154,000

Selling, General and
  Administrative Expenses                                                       39,384,000         40,218,000
                                                                              ------------       ------------

Operating Income                                                                33,883,000         34,936,000

Other Income (Expense):
     Interest expense                                                             (649,000)          (657,000)
     Interest income and other - net                                                39,000           (147,000)
                                                                              ------------       ------------

Income Before Income Taxes                                                      33,273,000         34,132,000

Taxes Based on Income                                                           12,935,000         13,271,000
                                                                              ------------       ------------

Net Income                                                                    $ 20,338,000       $ 20,861,000
                                                                              ============       ============

Net Income Per Common Share:
     Basic                                                                           $ .48              $ .48
     Diluted                                                                           .48                .48

Cash Dividends Per Common Share                                                      $.140              $.127

Weighted Average Common
  Shares Outstanding:
     Basic                                                                      42,553,000         43,518,000
     Diluted                                                                    42,607,000         43,598,000


See Notes to Condensed Consolidated Financial Statements



                                     4 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                             Three Months Ended
                                                                                                September 30
                                                                                          1998                  1997
                                                                                      -----------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $20,338,000            $20,861,000
  Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                                    8,674,000              7,688,000
       Deferred income taxes and other noncash charges                                 (1,406,000)            (1,472,000)
       (Gain) loss on sale of property                                                   (118,000)                 5,000
       Changes in operating assets and liabilities:
          Receivables                                                                 (30,970,000)           (25,848,000)
          Inventories                                                                 (15,757,000)           (11,699,000)
          Prepaid expenses and other current assets                                      (437,000)            (1,138,000)
          Accounts payable                                                              3,696,000             16,345,000
          Accrued liabilities                                                           7,315,000             10,302,000
                                                                                      -----------            -----------

       Net cash (used in) provided by
          operating activities                                                         (8,665,000)            15,044,000
                                                                                      -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisition, net of
      cash acquired                                                                                          (19,749,000)
    Payments on property additions                                                     (9,677,000)           (10,809,000)
    Proceeds from sale of property                                                        171,000                149,000
    Other - net                                                                        (1,958,000)            (2,052,000)
                                                                                      -----------            -----------

       Net cash used in investing activities                                          (11,464,000)           (32,461,000)
                                                                                      -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                                        (13,937,000)            (2,357,000)
    Payment of dividends                                                               (5,957,000)            (5,511,000)
    Net change in short-term bank loans                                                21,000,000
    Payments on long-term debt, including
      payment of acquisition debt                                                        (300,000)            (3,723,000)
    Common stock issued upon exercise of stock
       options including related tax benefits                                              16,000                975,000
                                                                                      -----------            -----------

       Net cash provided by (used in)
         financing activities                                                             822,000            (10,616,000)
                                                                                      -----------            -----------

Effect of exchange rate changes on cash                                                    27,000                 (5,000)
                                                                                      -----------            -----------
Net change in cash and equivalents                                                    (19,280,000)           (28,038,000)
Cash and equivalents at beginning of year                                              23,224,000             32,109,000
                                                                                      -----------            -----------
Cash and equivalents at end of period                                                 $ 3,944,000            $ 4,071,000
                                                                                      ===========            ===========


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

    Cash paid during the period for:
          Interest                                                                    $ 1,209,000            $ 1,203,000
                                                                                      ===========            ===========
          Income taxes                                                                $   765,000            $   744,000
                                                                                      ===========            ===========


See Notes to Condensed Consolidated Financial Statements



                                     5 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

(1) The interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended June 30, 1998.

(2) Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for the Company's fiscal year beginning July 1, 1998 including interim periods and requires reclassification of financial statements for earlier periods presented for comparative purposes. Accordingly, comprehensive income data has been presented in accordance with SFAS No. 130 in the accompanying condensed consolidated financial statements. Under SFAS No. 130, the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the condensed consolidated balance sheet. The only component of other comprehensive income for the Company is foreign currency translation adjustments. Total comprehensive income quarter-to-date and year-to-date, as of September 30, 1998 and 1997, was approximately $20,365,000 and $20,856,000, respectively.

(3) On January 27, 1998, a three-for-two stock split was effected whereby one additional common share was issued for each two shares outstanding to shareholders of record on January 6, 1998. Accordingly, all per share data and the weighted average common shares outstanding for the period ended September 30, 1997 in the accompanying condensed consolidated financial statements have been retroactively adjusted for this split.



                                     6 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

                              RESULTS OF OPERATIONS

A record level of net sales for the Company's fiscal first quarter was achieved during the three months ended September 30, 1998. Net sales for the current year's quarter totaled $244,080,000, a 3% increase over the prior year's comparable total of $237,174,000. The Specialty Foods segment contributed to this growth, benefiting from increased sales of recently introduced retail products, cost-driven price increases and greater sales to national foodservice accounts. Sales of the Glassware and Candles segment increased slightly despite a significant reduction in sales to one private label candle customer. This reduction was offset by increased sales to mass merchants of branded candle products. Net sales within the Automotive segment declined as adversely affected by the strike at General Motors, the impact of certain OEM model changeovers and a lackluster aftermarket environment.

As a percentage of net sales, consolidated gross margins declined to 30.0% for the three months ended September 30, 1998 compared to 31.7% in the same period of 1997. Margins of the Specialty Foods segment were reduced by higher raw material costs, particularly soybean oil and cream, as well as a less favorable sales mix. Going into the Company's second quarter of fiscal 1999, these material costs are expected to remain at higher than year-ago levels through December 31. Within the Automotive segment, operating efficiencies were adversely impacted by the effects of the GM strike and the generally lower level of sales. Additionally, competitive pricing pressures have affected margins in both the Automotive and Glassware and Candles segments.

Selling, general and administrative expenses for the quarter ended September 30, 1998 totaled $39,384,000, a 2% decrease compared to $40,218,000 in 1997. Among factors contributing to this decrease is the reduction in certain advertising costs incurred in 1997 to support the rollout of repackaged pourable salad dressings.

As a result of the foregoing, operating income for the 1998 quarter of $33,883,000 reflects a 3% reduction from the 1997 total of $34,936,000.

Earnings per share for the quarters ended September 30, 1998 and 1997 totaled $.48 and reflects the reduction in weighted average shares outstanding as such shares outstanding totaled 42,607,000 for the 1998 quarter compared to 43,598,000 in 1997, as adjusted for the three-for-two stock split paid in January 1998. This reduction has occurred as a result of share repurchases made by the Company.

                              FINANCIAL CONDITION

Net cash used in operating activities for the three months ended September 30, 1998 totaled $8,665,000 compared to cash provided by such activities of $15,044,000 during the three months ended September 30, 1997. This fluctuation in cash flows largely resulted from relative changes in working capital components. Net working capital totaled $230,254,000 at September 30, 1998 compared to $235,031,000 as of the preceding June 30. Seasonal shipping patterns led to a $30,970,000 increase in net accounts receivable from the June 30, 1998 total of $99,870,000 to $130,840,000 at September 30, 1998.

Significant investing activities during the three months ended September 30, 1998 included $9,677,000 expended on property additions. Investing activities in the quarter ended September 30, 1997 included $19,749,000 expended to acquire the Chatham Village crouton business.




                                     7 of 9

Financing activities of the Company during the three months ended September 30, 1998 included $21,000,000 of net borrowings under discretionary bank money market lines of credit. Management anticipates that cash provided from operations and the currently available lines of credit will be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 1999.

Among other significant financing activities occurring during the three months ended September 30, 1998 was $13,937,000 expended on the purchase of approximately 424,000 shares of treasury stock. Additionally, $5,957,000 in dividends were paid in the most recent quarter, which was an 8% increase over the prior year's comparable total of $5,511,000. This increase reflects an effective $.013 increase in the stated dividend rate between periods.

The Company continues to make investments to address Year 2000 compliance issues. For further information regarding this matter, reference is made to the comments under the "Year 2000" section of the Management's Discussion and Analysis contained within the Annual Report to Shareholders for the fiscal year ended June 30, 1998. No significant changes in scope or expected outcome have occurred since this disclosure.

                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

       (a)      Exhibit 27 - Financial Data Schedule.

       (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended September 30, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LANCASTER COLONY CORPORATION



Date:    November 6, 1998                    BY: /S/ John B. Gerlach, Jr.
     ------------------------------             --------------------------
                                                JOHN B. GERLACH, JR.
                                                Chairman, Chief Executive
                                                Officer and President


Date:    November 6, 1998                    BY: /S/ John L. Boylan
     ------------------------------             --------------------------
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