Form 10-Q
period 1998-12-31
LANCASTER COLONY CORP
filed 1999-02-12
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

  As of December 31, 1998, there were approximately 41,807,000 shares of common stock, no par value per share, outstanding.

                                    1 of 11

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                   Page No.
                                                                   --------
Part I.  Financial Information

       Condensed Consolidated Balance Sheets -
          December 31, 1998 and June 30, 1998                           3

       Condensed Consolidated Statements of Income -
          Three Months and Six Months
          Ended December 31, 1998 and 1997                              4

       Condensed Consolidated Statements of Cash Flows -
          Six Months Ended December 31, 1998 and 1997                   5

       Notes to Condensed Consolidated Financial Statements             6

       Management's Discussion and Analysis of the Results
          of Operations and Financial Condition                       7-9


Part II.  Other Information

       Item 4 - Submission of Matters to a Vote of
                Security Holders                                        9

       Item 6 - Exhibits and Reports on Form 8-K                        9

       Signatures                                                      10

       Exhibit 27 - Financial Data Schedule                            11

                                    2 of 11

                         LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                 December 31        June 30
                                                                    1998             1998
                                                                ------------     ------------
                                                                 (Unaudited)
ASSETS
  Current Assets:
       Cash and equivalents                                     $  7,121,000     $ 23,224,000

       Receivables - net of allowance for doubtful accounts      140,308,000       99,870,000

       Inventories:
          Raw materials and supplies                              45,481,000       44,915,000
          Finished goods and work in process                     109,874,000      130,282,000
                                                                ------------     ------------
            Total inventories                                    155,355,000      175,197,000

       Prepaid expenses and other current assets                  14,454,000       13,257,000
                                                                ------------     ------------

            Total current assets                                 317,238,000      311,548,000

  Property, Plant and Equipment - At cost                        390,535,000      374,033,000
  Less Accumulated Depreciation                                  216,158,000      203,267,000
                                                                ------------     ------------
            Property, plant and equipment - net                  174,377,000      170,766,000

  Goodwill - net of accumulated amortization                      37,075,000       37,045,000

  Other Assets                                                     9,656,000       10,008,000
                                                                ------------     ------------

  Total Assets                                                  $538,346,000     $529,367,000
                                                                ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
       Current portion of long-term debt                        $    520,000     $    510,000
       Accounts payable                                           39,659,000       41,804,000
       Accrued liabilities                                        41,876,000       34,203,000
                                                                ------------     ------------

            Total current liabilities                             82,055,000       76,517,000

  Long-Term Debt - Less current portion                           28,575,000       29,095,000

  Other Noncurrent Liabilities                                     7,353,000        7,325,000

  Deferred Income Taxes                                            2,783,000        5,867,000

  Shareholders' Equity:
       Preferred stock - authorized 3,050,000 shares
          issuable in series; Class A - $1.00 par value,
          authorized 750,000 shares; Class B and C -
          no par value, authorized 1,150,000 shares each;
          outstanding - none
       Common stock - authorized 75,000,000 shares;
          issued December 31, 1998 - no par value -
          47,086,616 shares; June 30, 1998 -
          no par value - 47,086,091 shares                        50,408,000       50,392,000

       Retained earnings                                         513,875,000      477,587,000

       Accumulated other comprehensive income                        119,000           98,000
                                                                ------------     ------------

            Total                                                564,402,000      528,077,000

       Less:
          Common stock in treasury, at cost
            December 31, 1998 - 5,280,103 shares;
            June 30, 1998 - 4,332,603 shares                     146,822,000      117,514,000
                                                                ------------     ------------


            Total shareholders' equity                           417,580,000      410,563,000
                                                                ------------     ------------

  Total Liabilities and Shareholders' Equity                    $538,346,000     $529,367,000
                                                                ============     ============

See Notes to Condensed Consolidated Financial Statements

                                     3 of 11

                           LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            (UNAUDITED)
                                     Three Months Ended                   Six Months Ended
                                         December 31                         December 31
                                   1998              1997              1998              1997
                               ------------      ------------      ------------      ------------
Net Sales                      $300,590,000      $300,754,000      $544,670,000      $537,928,000

Cost of Sales                   208,306,000       205,708,000       379,119,000       367,728,000
                               ------------      ------------      ------------      ------------

Gross Margin                     92,284,000        95,046,000       165,551,000       170,200,000

Selling, General and
  Administrative Expenses        46,156,000        47,400,000        85,540,000        87,618,000
                               ------------      ------------      ------------      ------------

Operating Income                 46,128,000        47,646,000        80,011,000        82,582,000

Other Income (Expense):
      Interest expense             (866,000)         (701,000)       (1,515,000)       (1,358,000)
      Interest income and
        other - net                  48,000           (58,000)           87,000          (205,000)
                               ------------      ------------      ------------      ------------

Income Before Income Taxes       45,310,000        46,887,000        78,583,000        81,019,000

Taxes Based on Income            17,097,000        17,920,000        30,032,000        31,191,000
                               ------------      ------------      ------------      ------------

Net Income                     $ 28,213,000      $ 28,967,000      $ 48,551,000      $ 49,828,000
                               ============      ============      ============      ============

Net Income Per Common
  Share:
      Basic                          $ .67             $ .67             $1.15             $1.15
      Diluted                        $ .67             $ .67             $1.15             $1.14

Cash Dividends Per Common
  Share                              $ .150            $ .133            $ .290            $ .260

Weighted Average Common
  Shares Outstanding:
      Basic                      42,136,000        43,351,000        42,344,000        43,434,000
      Diluted                    42,160,000        43,439,000        42,384,000        43,518,000

See Notes to Condensed Consolidated Financial Statements

                                     4 of 11

                      LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (UNAUDITED)
                                                                Six Months Ended
                                                                   December 31
                                                             1998              1997
                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $ 48,551,000      $ 49,828,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                         17,593,000        15,774,000
     Deferred income taxes and other noncash charges       (2,406,000)       (3,640,000)
     (Gain) loss on sale of property                         (120,000)           55,000
     Changes in operating assets and liabilities:
       Receivables                                        (40,438,000)      (31,543,000)
       Inventories                                         20,492,000        22,090,000
       Prepaid expenses and other current assets           (1,847,000)       (2,120,000)
       Accounts payable                                    (2,395,000)        8,972,000
       Accrued liabilities                                  7,673,000         3,881,000
                                                         ------------      ------------

     Net cash provided by operating activities             47,103,000        63,297,000
                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired        (1,825,000)      (19,749,000)
   Payments on property additions                         (17,265,000)      (22,162,000)
   Proceeds from sale of property                             314,000           149,000
   Other - net                                             (2,386,000)       (4,451,000)
                                                         ------------      ------------

     Net cash used in investing activities                (21,162,000)      (46,213,000)
                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                             (29,308,000)      (13,773,000)
   Payment of dividends                                   (12,263,000)      (11,267,000)
   Payments on long-term debt, including
     payment of acquisition debt                             (510,000)       (3,928,000)
   Common stock issued upon exercise of stock
     options including related tax benefits                    16,000         2,162,000
                                                         ------------      ------------

   Net cash used in financing activities                  (42,065,000)      (26,806,000)
                                                         ------------      ------------

Effect of exchange rate changes on cash                        21,000             2,000
                                                         ------------      ------------
Net change in cash and equivalents                        (16,103,000)       (9,720,000)
Cash and equivalents at beginning of year                  23,224,000        32,109,000
                                                         ------------      ------------
Cash and equivalents at end of period                    $  7,121,000      $ 22,389,000
                                                         ============      ============


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

   Cash paid during the period for:
       Interest                                          $  1,518,000      $  1,376,000
                                                         ============      ============
       Income taxes                                      $ 19,517,000      $ 27,186,000
                                                         ============      ============

See Notes to Condensed Consolidated Financial Statements

                                    5 of 11

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED DECEMBER 31, 1998 AND 1997

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

(2) Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for the Company's fiscal year beginning July 1, 1998 including interim periods and requires reclassification of financial statements for earlier periods presented for comparative purposes. Accordingly, comprehensive income data has been presented in accordance with SFAS No. 130 in the accompanying condensed consolidated financial statements. Under SFAS No. 130, the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the condensed consolidated balance sheet. The only component of other comprehensive income for the Company is foreign currency translation adjustments. Total comprehensive income quarter-to-date, as of December 31, 1998 and 1997, was approximately $28,207,000 and $28,974,000, respectively. Total comprehensive income year-to-date, as of December 31, 1998 and 1997, was approximately $48,572,000 and $49,830,000, respectively.

                                    6 of 11

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE PERIODS ENDED DECEMBER 31, 1998 AND 1997

                              RESULTS OF OPERATIONS

         For the six months ended December 31, 1998, the consolidated net sales of Lancaster Colony Corporation totaled $544,670,000, reflecting a 1% increase from the fiscal 1998 comparable total of $537,928,000. Net sales of $300,590,000 for the three months ended December 31, 1998 were essentially level with the comparable fiscal 1998 total of $300,754,000.

         Net sales of the Specialty Foods segment increased during the fiscal 1999 periods as such sales benefited from the sales of recently introduced products, cost-driven price increases and a growth in sales made to national foodservice accounts. The Glassware and Candles segment experienced lower sales in the current year due to a significant reduction in sales made to one private label candle customer. This decline was partially offset by greater sales of branded candle products to mass merchants. Net sales of the Automotive segment also declined during both of the current year periods presented as such sales were adversely affected by the mid-summer strike at General Motors, the impact of certain original equipment model changeovers and a generally lackluster aftermarket environment.

         The consolidated gross margin as a percentage of sales totaled 30.4% and 30.7% for the respective six and three months ended December 31, 1998 relative to 31.6% for the prior year comparable periods. Margins of the Specialty Foods segment were reduced by higher raw material costs, particularly soybean oil and cream, as well as by a less favorable sales mix. Within the Automotive segment, margins were adversely affected by the effects of the strike at General Motors, sales mix and the reduced extent to which overhead could be absorbed on a lower production volume. Additionally, competitive pricing pressures have affected margins in both the Automotive and the Glassware and Candles segment. Partially offsetting the preceding factors was the adverse impact on the prior year results of the unabsorbed overhead associated with a major rebuild of a glass-melting tank.

         Consolidated selling, general and administrative expenses totaled $85,540,000 and $46,156,000 for the respective six and three-month periods ended December 31, 1998. These totals decreased from the comparable year-ago totals of $87,618,000 and $47,400,000 by 2% and 3%, respectively. Among factors contributing to this decline was the overall sales mix and the inclusion in the prior year operating results of certain advertising costs incurred to support the rollout of repackaged pourable salad dressings.

         Overall, consolidated operating income and net income for each of the current year periods declined 3% from the comparable periods of 1997. However, fully diluted earnings per share of $1.15 and $.67 for the six and three months ended December 31, 1998 were at least even with the $1.14 and $.67 per share reported for the comparable periods last year, reflecting the impact of the Company's share repurchase efforts on weighted average shares outstanding.

                                    7 of 11

                               FINANCIAL CONDITION

         Net cash provided by operating activities for the six months ended December 31, 1998 totaled $47,103,000 compared to $63,297,000 for the six months ended December 31, 1997. This fluctuation in cash flows largely results from relative changes in working capital components. Net working capital remained relatively level and totaled $235,183,000 at December 31, 1998 compared to $235,031,000 at June 30, 1998. Seasonal shipping patterns contributed to the $40,438,000 increase in net accounts receivable since June 30 as well as a $20,492,000 reduction in inventories.

         Significant investing activities that have been undertaken since June 30, 1998 included $17,265,000 expended on property additions. The six months ended December 31, 1997 included $19,749,000 expended to acquire the Chatham Village crouton business.

         The Company's significant financing activities during the six months ended December 31, 1998 included $29,308,000 expended for the acquisition of approximately 947,000 shares of treasury stock. Additionally, dividends paid of $12,263,000 during this period increased by 9% primarily as a result of a higher stated dividend rate being paid on common shares. Management anticipates that cash provided from operations and the currently available lines of credit will be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 1999.

         The Company continues to work through the challenges the Year 2000 raises. The "Year 2000" challenges arise as a result of many automated calculations being written in computer code which do not properly recognize dates after 1999. Problems associated with this issue can occur not only on "mainframe" applications, but also with such devices as personal computers, telecommunication equipment and programmable logic controllers associated with certain manufacturing equipment. Without correction, it is possible that business and operational functions that rely on this improper code could fail and cause significant business disruption and loss.

         The Company is using a combination of internal and external resources to assist the Company through a multiphased concurrent approach, which encompasses identification, implementation and testing phases, to address the associated Year 2000 issues. As discussed in the "Year 2000" section of the Management's Discussion and Analysis contained within the Annual Report to Shareholders for the fiscal year ended June 30, 1998, generally, the Company has completed the identification phase and is currently engaged in the implementation and testing phases. Consistent with the year end disclosure, it is anticipated that the Company's ongoing efforts to remediate data processing systems to be Year 2000 compliant will be completed by the middle of calendar 1999.

         The most significant data processing expenditures are being made within the Company's Automotive segment. This segment is in the process of implementing comprehensive new third party software and hardware with Year 2000 compliance being regarded as one of several resulting benefits. The Company's aggregate costs to date are approximately $3.4 million, which include capitalized costs incurred by the Automotive segment of approximately $2.6 million. The Company estimates an additional $2.6 million of cost will be incurred, of which approximately $1.6 million will relate to the Automotive segment's data processing project. Expenditures associated with making changes to existing systems for Year 2000 compliance are being expensed as incurred. Costs associated with the Company's

                                    8 of 11
efforts, both incurred and planned, are not believed to be material to the Company's consolidated results of operations, liquidity and financial condition. Due to the nature of the Company's efforts, actual costs could vary significantly from that currently anticipated and there are no guarantees regarding the timing or efficacy of completion.

         The Company continues to assess its Year 2000 exposure with respect to non-IT systems, which are date dependent, but is not currently aware of any significant deficiencies. There can be no assurances, however, that such deficiencies do not exist. Another risk currently being addressed by the Company is that significant customers and suppliers of the Company could fail to become fully Year 2000 compliant. The Company continues to make inquiries of its significant suppliers as to their Year 2000 readiness. It is believed that these inquiries will become increasingly more meaningful as the year 2000 approaches. Regardless, there can be no assurance that the data processing and non-IT systems utilized by these other companies will become Year 2000 compliant on a timely basis. The impact of noncompliance is not currently estimable, but it is possible that significant failures could have a material adverse effect on the Company's operations. Management will continue to diligently monitor Year 2000 efforts both internally and externally and, as needed, will develop contingency plans to address exposures, if any, as they become better clarified. The costs and business implications which might be associated with the adoption of any such contingency plan is not estimable but could be significant.

                           PART II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders
         ------------------------------------------------------------

         The registrant held its annual meeting of the shareholders on November 16, 1998. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. There were no matters discussed or voted upon at the annual meeting, except for the election of the following three directors whose term will expire in 2001:

                                    Shares                     Shares
                                    Voted         Shares         Not
                                    "For"       "Withheld"      Voted
                                  ----------    ----------    ---------
          John L. Boylan          35,987,852      257,249     6,194,412
          Henry M. O'Neill, Jr.   35,972,402      272,699     6,194,412
          Zuheir Sofia            35,558,617      686,484     6,194,412

       As of November 16, 1998, the following individuals also continued to serve as directors of the registrant:

          Kerrii B. Anderson                      Morris S. Halpern
          Robert L. Fox                           Robert S. Hamilton
          John B. Gerlach, Jr.                    Edward H. Jennings

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibit 27 - Financial Data Schedule.

     (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended December 31, 1998.

                                    9 of 11

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LANCASTER COLONY CORPORATION

Date:     February 10, 1999                  BY:/S/John B. Gerlach, Jr.
     ---------------------------                -----------------------
                                                 JOHN B. GERLACH, JR.
                                                 Chairman, Chief Executive
                                                 Officer and President


Date:     February 10, 1999                  BY:/S/John L. Boylan
     ---------------------------                -----------------
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

                                    10 of 11