Form 10-Q
period 1999-03-31
LANCASTER COLONY CORP
filed 1999-05-11
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                         Commission file number 0-4065-1

                          LANCASTER COLONY CORPORATION
             (Exact name of registrant as specified in its charter)


               OHIO                                      13-1955943
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

      As of March 31, 1999, there were approximately 41,098,000 shares of common stock, no par value per share, outstanding.

                                    1 of 12

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.   Financial Information

       Condensed Consolidated Balance Sheets -
           March 31, 1999 and June 30, 1998                                3

       Condensed Consolidated Statements of Income -
           Three Months and Nine Months
           Ended March 31, 1999 and 1998                                   4

       Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended March 31, 1999 and 1998                       5

       Notes to Condensed Consolidated Financial Statements                6

       Management's Discussion and Analysis of the Results
           of Operations and Financial Condition                        7-10


Part II.  Other Information

       Item 6 - Exhibits and Reports on Form 8-K                          10

       Signatures                                                         11

       Exhibit 27 - Financial Data Schedule                               12

                                     2 of 12

                         LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31          June 30
                                                                    1999             1998
                                                                ------------     ------------
                                                                 (Unaudited)
ASSETS
  Current Assets:
         Cash and equivalents                                   $ 17,382,000     $ 23,224,000

         Receivables - net of allowance for doubtful accounts    126,503,000       99,870,000

         Inventories:
            Raw materials and supplies                            44,095,000       44,915,000
            Finished goods and work in process                   115,256,000      130,282,000
                                                                ------------     ------------
              Total inventories                                  159,351,000      175,197,000

         Prepaid expenses and other current assets                13,948,000       13,257,000
                                                                ------------     ------------

              Total current assets                               317,184,000      311,548,000

  Property, Plant and Equipment - At cost                        399,349,000      374,033,000
  Less Accumulated Depreciation                                  222,620,000      203,267,000
                                                                ------------     ------------
              Property, plant and equipment - net                176,729,000      170,766,000

  Goodwill - net of accumulated amortization                      36,655,000       37,045,000

  Other Assets                                                     8,088,000       10,008,000
                                                                ------------     ------------

  Total Assets                                                  $538,656,000     $529,367,000
                                                                ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
         Current portion of long-term debt                      $ 25,520,000     $    510,000
         Accounts payable                                         42,952,000       41,804,000
         Accrued liabilities                                      43,174,000       34,203,000
                                                                ------------     ------------

              Total current liabilities                          111,646,000       76,517,000

  Long-Term Debt - Less current portion                            3,575,000       29,095,000

  Other Noncurrent Liabilities                                     7,367,000        7,325,000

  Deferred Income Taxes                                            2,962,000        5,867,000

  Shareholders' Equity:
         Preferred stock - authorized 3,050,000 shares
            issuable in series; Class A - $1.00 par value,
            authorized 750,000 shares; Class B and C -
            no par value, authorized 1,150,000 shares each;
            outstanding - none
         Common stock - authorized 75,000,000 shares;
            issued March 31, 1999 - no par value -
            47,095,892 shares; June 30, 1998
            no par value - 47,086,091 shares                      50,584,000       50,392,000

         Retained earnings                                       529,504,000      477,587,000

         Accumulated other comprehensive income                      111,000           98,000
                                                                ------------     ------------

              Total                                              580,199,000      528,077,000

         Less:
            Common stock in treasury, at cost
              March 31, 1999 - 5,997,903 shares;
              June 30, 1998 -  4,332,603 shares                  167,093,000      117,514,000
                                                                ------------     ------------

              Total shareholders' equity                         413,106,000      410,563,000
                                                                ------------     ------------

  Total Liabilities and Shareholders' Equity                    $538,656,000     $529,367,000
                                                                ============     ============

  See Notes to Condensed Consolidated Financial Statements

                                     3 of 12

                          LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                           (UNAUDITED)

                                       Three Months Ended               Nine Months Ended
                                           March 31                          March 31
                                     1999            1998              1999           1998
                                 ------------    ------------      ------------   ------------
Net Sales                        $247,227,000    $237,628,000      $791,897,000   $775,556,000

Cost of Sales                     170,708,000     161,378,000       549,827,000    529,106,000
                                 ------------    ------------      ------------   ------------

Gross Margin                       76,519,000      76,250,000       242,070,000    246,450,000

Selling, General and
  Administrative Expenses          40,563,000      39,964,000       126,103,000    127,582,000
                                 ------------    ------------      ------------   ------------

Operating Income                   35,956,000      36,286,000       115,967,000    118,868,000

Other Income (Expense):
      Interest expense               (600,000)       (637,000)       (2,115,000)    (1,995,000)
      Interest income and
           other - net               (140,000)        868,000           (53,000)       663,000
                                 ------------    ------------      ------------   ------------

Income Before Income Taxes         35,216,000      36,517,000       113,799,000    117,536,000

Taxes Based on Income              13,382,000      13,721,000        43,414,000     44,912,000
                                 ------------    ------------      ------------   ------------

Net Income                       $ 21,834,000    $ 22,796,000      $ 70,385,000   $ 72,624,000
                                 ============    ============      ============   ============

Net Income Per Common
  Share:
         Basic                          $ .53           $ .53             $1.67          $1.68
         Diluted                        $ .53           $ .53             $1.67          $1.67

Cash Dividends Per Common
  Share                                 $ .15           $ .14             $ .44          $ .40

Weighted Average Common
  Shares Outstanding:
         Basic                     41,519,000      43,183,000        42,069,000     43,351,000
         Diluted                   41,541,000      43,297,000        42,103,000     43,445,000

See Notes to Condensed Consolidated Financial Statements

                                     4 of 12

                       LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)

                                                                 Nine Months Ended
                                                                      March 31
                                                               1999              1998
                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 70,385,000      $ 72,624,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                            26,534,000        24,351,000
    Deferred income taxes and other noncash charges          (2,213,000)       (2,360,000)
    Gain on sale of property                                   (117,000)         (747,000)
    Changes in operating assets and liabilities:
          Receivables                                       (26,633,000)      (17,684,000)
          Inventories                                        16,496,000         8,855,000
          Prepaid expenses and other current assets          (1,341,000)       (1,673,000)
          Accounts payable                                      898,000        10,179,000
          Accrued liabilities                                 8,971,000        (8,556,000)
                                                           ------------      ------------

       Net cash provided by operating activities             92,980,000        84,989,000
                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions, net of cash acquired         (1,825,000)      (19,749,000)
    Payments on property additions                          (26,652,000)      (32,919,000)
    Proceeds from sale of property                              327,000         2,016,000
    Other - net                                              (2,320,000)       (7,637,000)
                                                           ------------      ------------

       Net cash used in investing activities                (30,470,000)      (58,289,000)
                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                              (49,579,000)      (18,877,000)
    Payment of dividends                                    (18,468,000)      (17,318,000)
    Payments on long-term debt, including
      payment of acquisition debt                              (510,000)       (3,928,000)
    Common stock issued upon exercise of stock
      options and related tax benefits                          192,000         6,251,000
                                                           ------------      ------------

       Net cash used in financing activities                (68,365,000)      (33,872,000)
                                                           ------------      ------------

Effect of exchange rate changes on cash                          13,000            14,000
                                                           ------------      ------------
Net change in cash and equivalents                           (5,842,000)       (7,158,000)
Cash and equivalents at beginning of year                    23,224,000        32,109,000
                                                           ------------      ------------
Cash and equivalents at end of period                      $ 17,382,000      $ 24,951,000
                                                           ============      ============


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

    Cash paid during the period for:
          Interest                                         $  2,690,000      $  2,543,000
                                                           ============      ============
          Income taxes                                     $ 41,079,000      $ 52,084,000
                                                           ============      ============

See Notes to Condensed Consolidated Financial Statements

                                     5 of 12

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED MARCH 31, 1999 AND 1998

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

(2) Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for the Company's fiscal year beginning July 1, 1998 including interim periods and requires reclassification of financial statements for earlier periods presented for comparative purposes. Accordingly, comprehensive income data has been presented in accordance with SFAS No. 130 in the accompanying condensed consolidated financial statements. Under SFAS No. 130, the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the condensed consolidated balance sheet. The only component of other comprehensive income for the Company is foreign currency translation adjustments. Total comprehensive income quarter-to-date, as of March 31, 1999 and 1998, was approximately $21,826,000 and $22,808,000, respectively. Total comprehensive income year-to-date, as of March 31, 1999 and 1998, was approximately $70,398,000 and $72,638,000, respectively.

                                     6 of 12

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  FOR THE PERIODS ENDED MARCH 31, 1999 AND 1998

                              RESULTS OF OPERATIONS

         Consolidated net sales of Lancaster Colony Corporation totaled $791,897,000 for the nine-month period ended March 31, 1999 and represented a 2% increase over the $775,556,000 in net sales reported for the corresponding period ended March 31, 1998. Net sales for the three months ended March 31, 1999 of $247,227,000 increased 4% above the comparable 1998 total of $237,628,000.

         The Specialty Foods segment has benefited throughout fiscal 1999 from increased sales to national foodservice accounts as well as from retail growth provided by the success of recently introduced products. Net sales of the Glassware and Candles segment have been adversely affected in fiscal 1999 by a decline in the sales of private label candle products as well as by the effects of terminating the Company's direct selling of certain glassware products. The impact of these declines, however, has been mitigated by increased sales of candle products to mass merchants. Automotive segment sales increased in the latest three-month period due in part to new OEM programs and improved aftermarket volumes. For the nine-month period, however, Automotive segment sales declined as influenced by such factors as the General Motors Corporation labor strike occurring during mid-1998, the effects of certain original equipment model changeovers at customer facilities and a more competitive market for light truck bedliners.

         The Company's consolidated gross margin as a percentage of net sales totaled 30.6% and 31.0% for the respective nine and three months ended March 31, 1999 compared to 31.8% and 32.1% for the corresponding periods of fiscal 1998. Impacting fiscal 1999 periods were competitive pricing pressures affecting all segments. Within the Glassware and Candles segment, fiscal 1999 results have been adversely affected by operating inefficiencies present at one of the segment's glass manufacturing facilities. Margins of the Automotive segment within the nine-month period ended March 31 were also impacted by the General Motors strike, sales mix and the reduced extent to which overhead could be absorbed on a lower production volume. Higher food commodity costs present during the latter half of calendar 1998, particularly for soybean oil and cream, contributed to lower nine-month gross margin percentages within the Specialty Foods segment. Partially offsetting the foregoing factors was the impact on fiscal 1998 nine-month results of the rebuild of a glass melting tank in December 1997.

         For the nine- and three-month periods ended March 31, 1999, consolidated selling, general and administrative expenses totaled $126,103,000 and $40,563,000, respectively, compared to $127,582,000 and $39,964,000 incurred in the corresponding periods of a year ago. Factors contributing to the decline in the nine-month amounts were sales mix and certain advertising costs

                                     7 of 12
incurred during the latter half of calendar 1997 attributable to the introduction of repackaged pourable salad dressings.

         The foregoing factors contributed to operating income totaling $115,967,000 and $35,956,000 for the respective nine- and three-month periods ended March 31, 1999 representing a decline of 2% and 1% from the corresponding fiscal 1998 totals of $118,868,000 and $36,286,000. In the three-month period ended March 31, 1998, nonrecurring gains were recorded on the sales of real estate totaling approximately $726,000. These gains contributed to the fluctuation in the amounts of interest income and other items between comparable periods and contributed to the declines of 3% and 4% in net income for the respective nine- and three-month periods ended March 31, 1999 compared to the corresponding year-ago periods. However, bolstered by the impact of the Company's share repurchase efforts on weighted average shares outstanding, fully-diluted earnings per share of $1.67 and $.53 for the nine and three months ended March 31, 1999 were even with the amounts reported for the comparable periods of fiscal 1998.

                               FINANCIAL CONDITION

         Net cash provided by operating activities for the nine months ended March 31, 1999 totaled $92,980,000 compared to $84,989,000 for the nine months ended March 31, 1998. This fluctuation in cash flows largely results from relative changes in working capital components. Net working capital declined from $235,031,000 at June 30, 1998 to $205,538,000 at March 31, 1999. Affecting
this change is the inclusion in the March 31 liabilities of $25,000,000 of senior notes due February 2000. Consolidated accounts receivable increased $26,633,000, or 27%, as influenced by the relative strength of shipments in the last month of the most recent reporting period.

         Significant investing activities that have been undertaken since June 30, 1998 included $26,652,000 expended on property additions. The largest capital expenditure during the current fiscal year was for the construction of a distribution center for operations of the Specialty Foods segment. Investing activities for the nine months ended March 31, 1998 included $19,749,000 expended to acquire the Chatham Village crouton business.

         The Company's significant financing activities during the nine months ended March 31, 1999 included $49,579,000 expended for the acquisition of approximately 1,665,000 shares of Company stock. Shares remaining authorized for future buyback at March 31, 1999 totaled 1,603,000. Additionally, dividends paid of $18,468,000 during the current year increased by 7% as a result of a higher-stated dividend rate being paid on common shares. Management anticipates that cash provided from operations and the currently available lines of credit will be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 1999.

                                    YEAR 2000

         The "Year 2000" problem arises as a result of many automated calculations being written in computer code which do not properly recognize dates after

                                     8 of 12

1999. Problems associated with this issue can occur not only on "mainframe" applications, but also with such devices as personal computers, telecommunication equipment and programmable logic controllers associated with certain manufacturing equipment. Without correction, it is possible that business and operational functions that rely on this improper code could fail and cause significant business disruption and loss. Lancaster Colony continues to address and prepare for the consequences that the Year 2000 may have on its ability to rely on data processing and other automated operational functions that are date-dependent.

         The Company's existing data processing structure is decentralized in nature. Management has created a Year 2000 team to oversee Year 2000 status at the various business units, and to keep management apprised thus allowing potential concerns to be addressed timely. Management believes the Company's business units have completed an adequate assessment of the internal Year 2000 dependencies relating to their critical data processing functions. However, there are no assurances that this process has identified all the existing Year 2000 exposures. Furthermore, such a failure could result in a materially-adverse impact to the Company although the extent of this impact is not believed to be reasonably estimable.

         The Company is addressing Year 2000 compliance through a multiphased concurrent approach encompassing identification, implementation and testing phases utilizing a combination of internal and external resources. Depending on the business unit's particular circumstance, the manner of resolving the identified Year 2000 shortcomings has included strategies such as implementing Year 2000 compliant versions of third-party software, modifying portions of existing software and replacing noncompliant business systems with new third-party software. Generally, the Company has completed the identification phase and is currently engaged in the implementation and testing phases. Based on existing plans, it is anticipated that the Company's ongoing efforts to remediate data processing systems to be Year 2000 compliant will be substantially completed by the middle of calendar 1999. However, additional testing of the various systems and programs may continue through the third and fourth quarter of calendar 1999.

         The most significant data processing expenditures are being made within the Company's Automotive segment. This segment is in the process of implementing comprehensive new third-party software and hardware with Year 2000 compliance being regarded as one of several resulting benefits. The Company's aggregate costs to date are approximately $3.7 million, which include capitalized costs incurred by the Automotive segment of approximately $2.8 million. The Company estimates an additional $2.3 million of cost will be incurred, of which approximately $1.2 million will relate to the Automotive segment's data processing project. Expenditures associated with making changes to existing systems specifically for Year 2000 compliance are being expensed as incurred. Costs associated with the Company's efforts, both incurred and planned, are not believed to be material to the Company's consolidated results of operations, liquidity and financial condition. Due to the nature of the Company's efforts, actual costs could vary significantly from that currently anticipated and there are no guarantees regarding the timing or efficacy of completion.

                                     9 of 12

         As noted above, the Year 2000 issue may also affect systems ("non-IT systems") not traditionally identified with information technology. For example, production machinery, which is dependent on reading the current date, could become inoperable if the machine's embedded code does not allow for proper interpretation of a year beyond 1999. The Company continues to address its Year 2000 exposure with respect to non-IT systems. Remediation of non-IT equipment will be substantially completed by the third quarter of calendar 1999 while testing of the various systems and programs may continue through the fourth quarter of calendar 1999. The Company is not currently aware of any significant deficiencies. There can be no assurances, however, that such deficiencies do not exist. The effect of not resolving these issues on a timely basis could have a materially-adverse impact on the Company.

         Another risk presented by the Year 2000 issue is that significant customers and suppliers of the Company could fail to become fully Year 2000 compliant. This failure, in turn, could result in a significant adverse effect to the Company's operations. The Company continues to inquire and correspond with its significant suppliers as to the state of their Year 2000 readiness. It is believed that these inquiries will become increasingly more meaningful as the Year 2000 approaches. Regardless, there can be no assurance that the data processing and non-IT systems utilized by these other companies will become Year 2000 compliant on a timely basis. The impact of noncompliance is not currently estimable, but it is possible that significant failures could have a materially-adverse effect on the Company's operations.

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


                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended March 31, 1999.

                                    10 of 12

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LANCASTER COLONY CORPORATION


Date:     May 10, 1999                       BY:/S/John B. Gerlach, Jr.
     ---------------------------                -------------------------
                                                JOHN B. GERLACH, JR.
                                                Chairman, Chief Executive
                                                Officer and President


Date:     May 10, 1999                       BY:/S/John L. Boylan
     ---------------------------                --------------------------
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

                                    11 of 12