Form 10-K
period 1999-06-30
LANCASTER COLONY CORP
filed 1999-09-23
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934

For the transition period from ...................... to ......................

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
           ---

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

      The aggregate market value of Common Stock held by non-affiliates on September 1, 1999 was approximately $1,030,987,000, based on the closing price of these shares on that day.

      As of September 1, 1999, there were approximately 40,307,000 shares of Common Stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference to this annual report: Registrant's 1999 Annual Report to Shareholders - Parts I, II and
IV. Proxy Statement for the Annual Meeting of Shareholders to be held November 15, 1999; to be filed - Part III. The 1999 Annual Report to Shareholders and 1999 Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

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

Description of and Financial Information About Business Segments
----------------------------------------------------------------

      The registrant operates in three business segments - "specialty foods," "glassware and candles" and "automotive" - which accounted for approximately 42%, 35% and 23%, respectively, of consolidated net sales for the fiscal year ended June 30, 1999. The financial information relating to business segments for each of the three years in the period ended June 30, 1999, appearing in Exhibit 13 in this Form 10-K Annual Report, is incorporated herein by reference. Further description of each business segment the registrant operates within is provided below:

                                 Specialty Foods
                                 ---------------

      The food products manufactured and sold by the registrant include salad dressings and sauces marketed under the brand names "Marzetti," "Cardini's," "Pfeiffer" and "Girard's"; fruit glazes, veggie dips and fruit dips marketed under the brand name "Marzetti"; frozen unbaked pies principally marketed under the brand name "Mountain Top"; hearth-baked frozen breads marketed under the brand name "New York Frozen Foods"; refrigerated chip dips and dairy desserts marketed under the brand names "Allen" and "Marzetti"; premium dry egg noodles marketed under the brand names "Inn Maid" and "Amish Kitchen"; frozen specialty noodles, pastas, and breaded specialty items marketed under the brand name "Reames"; croutons and related products marketed under the brand name "Chatham Village" and caviar marketed under the brand name "Romanoff."

      Nearly all of this segment's product lines are manufactured by the registrant in 11 plants located throughout the United States. Certain individual items are manufactured and packaged by third parties located in the United States under contractual agreements established by the registrant.

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

      Due to distribution arrangements with several large foodservice customers, the sales to one foodservice distributor accounted for approximately 12% of this segment's total net sales in the current year. Although the Company is a leading producer in several of its product categories, all of the markets in which the registrant sells food products are highly competitive in the areas of price, quality and customer service.

      During fiscal year 1999, the registrant obtained adequate supplies of raw materials for this segment.

      The registrant's firm order backlog at June 30, 1999, in this business segment, was approximately $4,125,000 as compared to a backlog of approximately $4,195,000 as of the end of the preceding fiscal year. It is expected that all of these orders will be filled during the current fiscal year. The operations of this segment are not affected to any material extent by seasonal fluctuations. The registrant does not utilize any franchises or concessions in this business segment. The trade names under which it operates are significant to the overall success of this segment. However, the patents and licenses under which it operates are not essential to the overall success of this segment.

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

      Consumer glassware includes a diverse line of decorative and ornamental products such as tumblers, bowls, pitchers, jars and barware. These products are marketed under a variety of trademarks, the most important of which are "Indiana Glass," "Colony" and "Fostoria." The registrant also purchases domestic and imported blown glassware which is sold under the trade name "Colony."

      Glass vases and containers are sold both in the retail and wholesale florist markets under the trade names "Brody" and "Indiana Glass" as well as under private label.

      The registrant's glass products are sold to discount, department, variety and drug stores, as well as to jobbers and directly to retail customers. Commercial markets such as foodservice, hotels, hospitals and schools are also served by this segment's products. Although minor, rubber matting sales to commercial markets are also included in this segment. All the markets in which the registrant sells houseware products are highly competitive in the areas of design, price, quality and customer service. Sales of glassware and candles to one customer accounted for approximately 24% and 21% of this segment's total net sales during 1999 and 1998, respectively. No other customer accounted for more than 10% of this segment's total net sales.

      During fiscal year 1999, the registrant obtained adequate supplies of raw materials for this business segment.

      The registrant's firm order backlog at June 30, 1999, in this business segment, was approximately $38,981,000 as compared to approximately $33,327,000 as of the end of the preceding fiscal year. It is expected that all of these orders will be filled during the current fiscal year. Seasonal retail stocking patterns cause certain of this segment's products to experience increased sales in the first half of the fiscal year. The registrant does not use any franchises or concessions in this segment. The patents under which it operates are not essential to the overall success of this segment. However, certain trademarks and licenses are important to this segment's marketing efforts.

                                   Automotive
                                   ----------

      The registrant manufactures and sells a complete line of rubber, vinyl and carpeted car mats both in the aftermarket and to original equipment manufacturers. Other products are pickup truck bed mats, running boards, bedliners, tool boxes and other accessories for pickup trucks, vans and sport utility vehicles, truck and trailer splash guards and quarter fenders, accessories such as cup holders, litter caddies and floor consoles. The automotive aftermarket products are marketed primarily through mass merchandisers and automotive outlets under the name "Rubber Queen" and the registrant sells bedliners under the "Protecta" trademark, running boards under the "Dee Zee" name, as well as under private labels. The aggregate sales of two customers accounted for approximately 29% of this segment's total net sales during 1999 and 1998. No other customer accounted for more than 10% of this segment's total net sales. Although the Company is a market leader in many of its product lines, all the markets in which the registrant sells automotive products are highly competitive in the areas of design, price, quality and customer service.

      During fiscal year 1999, the registrant obtained adequate supplies of raw materials for this segment.

      The registrant's firm order backlog at June 30, 1999, in this business segment, was approximately $6,486,000 as compared to a backlog of approximately $6,348,000 as of the end of the preceding fiscal year. Such backlogs do not reflect certain orders by original equipment manufacturers as, due to its nature, such information is not readily available. It is expected that all of these orders will be filled during the current fiscal year. The operations of this segment are not affected to any material extent by seasonal fluctuations. The registrant does not utilize any significant franchises or concessions in this segment. The patents, trademarks and licenses under which it operates are generally not essential to the overall success of this segment.

Net Sales by Class of Products
------------------------------

      The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products which accounted for at least 10% of the Company's consolidated net sales in any fiscal year from 1997 through 1999:

                                                 1999      1998      1997
--------------------------------------------------------------------------
Specialty Foods:
   Retail                                         23%       22%       21%
   Foodservice                                    19%       18%       17%
Glassware and Candles:
   Consumer Table and Giftware                    30%       31%       31%
Automotive                                        23%       23%       26%

      Combined net sales from each of the three segments to Wal-Mart Stores, Inc. totaled approximately 10% of consolidated fiscal 1999 net sales.

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

                                    Employees
                                    ---------

      The registrant has approximately 6,700 employees.

                       Foreign Operations and Export Sales
                       -----------------------------------

      Financial information relating to foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based on existing operations.

Item 2.  Properties
         ----------

      The registrant uses approximately 5,800,000 square feet of space for its operations. Of this space, approximately 998,000 square feet are leased.

      The following table summarizes facilities exceeding 75,000 square feet of space and which are considered the principal manufacturing and warehousing operations of the registrant:

                                                                 Approximate
Location                 Business Segment(s)                     Square Feet
--------                 -------------------                     -----------
Columbus, OH             Specialty Foods                           198,000
Coshocton, OH            Automotive                                591,000
Des Moines, IA (1)       Automotive                                404,000
Dunkirk, IN              Glassware and Candles                     729,000
Elkhart, IN              Automotive                                 96,000
Grove City, OH           Specialty Foods                           195,000
Jackson, OH              Automotive and Glassware and Candles      223,000
LaGrange, GA             Automotive                                211,000
Lancaster, OH            Glassware and Candles                     465,000
Leesburg, OH (2)         Glassware and Candles                     875,000
Milpitas, CA (1)         Specialty Foods                           130,000
Muncie, IN               Glassware and Candles                     153,000
Sapulpa, OK (3)          Glassware and Candles                     686,000
Wapakoneta, OH (2)       Automotive                                196,000
Waycross, GA (1)         Automotive                                142,000
Wilson, NY               Specialty Foods                            80,000

      (1)   Part leased for term expiring 2000.

      (2)   Part leased on a monthly basis.

      (3)   Part leased for term expiring in 2004.

Item 3.  Legal Proceedings
         -----------------

      None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held November 15, 1999.

      The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by such person and each person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the registrant:

                                                                     First
                                                                    Elected
                     Age as of                                        an
                     August 31               Offices and           Executive
       Name            1999                Positions Held           Officer
       ----          ---------             --------------          ---------
John B. Gerlach, Jr.    45          Chairman, Chief Executive
                                    Officer and President             1982

John L. Boylan          44          Treasurer, Vice President,
                                    Assistant Secretary and
                                    Chief Financial Officer           1990

Larry G. Noble          63          Vice President                    1985

Bruce L. Rosa           50          Vice President, Development -
                                    elected July 1, 1998; Senior
                                    Vice President of T. Marzetti
                                    Company (a subsidiary of Lancaster
                                    Colony Corporation) from 1993 to
                                    1996; Executive Vice President of
                                    T. Marzetti Company from
                                    1996 to 1998                      1998

      The above named officers were elected or re-elected to their present positions at the annual meeting of the Board of Directors on November 16, 1998. All such persons have been elected to serve until the next annual election of officers, which shall occur on November 15, 1999 and their successors are elected or until their earlier resignation or removal.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         ----------------------------------------------------------------
         Matters
         -------

      Reference is made to the "Selected Quarterly Financial Data," appearing in
Exhibit 13 of this Form 10-K Annual Report, for information concerning market prices and related security holder matters on the registrant's common shares during 1999 and 1998. Such information is incorporated herein by reference.

Item 6.  Selected Financial Data
         -----------------------

      The presentation of selected financial data as of and for the five years ended June 30, 1999 is included in the "Operations" and "Financial Position" sections of the "Five Year Financial Summary" appearing in Exhibit 13 of this Form 10-K Annual Report and is incorporated herein by reference.

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

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements made by the Company, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future, are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Report are also subject to a number of risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, customers, products, services and prices. Specific influences relating to these forward-looking statements include fluctuations in material costs, the success of Year 2000 compliance efforts, the continued solvency of key customers, efficiencies in plant operations and innumerable other factors. Such forward-looking statements are not guarantees of future performance, and the actual results, developments and business decisions may differ from those contemplated by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

      Not Applicable

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

      The financial statements and supplementary financial information are set forth in Exhibit 13 of this Form 10-K Annual Report and are incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

      None

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

      For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the registrant, see "Nomination and Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 15, 1999, which is incorporated herein by reference.

Item 11.  Executive Compensation
          ----------------------

      Information set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 15, 1999 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

      Information set forth under the captions "Nomination and Election of Directors" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement for the Annual Meeting of Shareholders to be held November 15, 1999 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

      Not Applicable

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

(a) 1. Financial Statements
       --------------------

       The consolidated financial statements as of June 30, 1999 and 1998 and for each of the three years in the period ended June 30, 1999, together with the report thereon of Deloitte & Touche LLP dated August 25, 1999, appearing in Exhibit 13 of this Form 10-K Annual Report are incorporated herein by reference.

                          Index to Financial Statements
                          -----------------------------

       Consolidated Statements of Income for the years ended June 30, 1999, 1998 and 1997

       Consolidated Balance Sheets as of June 30, 1999 and 1998

       Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997

       Consolidated Statements of Shareholders' Equity for the years ended June 30, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

       Independent Auditors' Report

(a) 2. Financial Statement Schedules Required by Items 8 and 14(d)
       -----------------------------------------------------------

       Included in Part IV of this report is the following additional financial data which should be read in conjunction with the consolidated financial statements in the 1999 Annual Report to Shareholders:

       Independent Auditors' Report

       Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 1999

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

(a) 3. Exhibits Required by Item 601 of Regulation S-K and Item 14(c)
       --------------------------------------------------------------

       See Index to Exhibits attached.

(b)    Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1999.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of September, 1999.


                                              LANCASTER COLONY CORPORATION
                                                              (Registrant)

                                              By /S/ John B. Gerlach, Jr.
                                                ----------------------------
                                                 John B. Gerlach, Jr.
                                                 Chairman, Chief Executive
                                                 Officer, President and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                    Title                       Date
        ----------                    -----                       ----
/S/ John B. Gerlach, Jr.       Chairman, Chief             September 22, 1999
---------------------------    Executive Officer,          ------------------
John B. Gerlach, Jr.           President and Director


/S/ John L. Boylan             Treasurer, Vice             September 22, 1999
---------------------------    President, Assistant        ------------------
John L. Boylan                 Secretary, Chief
                               Financial Officer
                               (Principal Financial
                               and Accounting Officer)
                               and Director


/S/ Kerrii B. Anderson         Director                    September 13, 1999
---------------------------                                ------------------
Kerrii B. Anderson


/S/ Robert L. Fox              Director                    September 13, 1999
---------------------------                                ------------------
Robert L. Fox


/S/ Morris S. Halpern          Director                    September 12, 1999
---------------------------                                ------------------
Morris S. Halpern


/S/ Robert S. Hamilton         Director                    September 20, 1999
---------------------------                                ------------------
Robert S. Hamilton


/S/ Edward H. Jennings         Director                    September 14, 1999
---------------------------                                ------------------
Edward H. Jennings


/S/ Henry M. O'Neill, Jr.      Director                    September 10, 1999
---------------------------                                ------------------
Henry M. O'Neill, Jr.


/S/ Zuheir Sofia               Director                    September 10, 1999
---------------------------                                ------------------
Zuheir Sofia

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
Lancaster Colony Corporation:

We have audited the consolidated financial statements of Lancaster Colony Corporation and its subsidiaries as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated August 25, 1999; such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Lancaster Colony Corporation and its subsidiaries, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP

Columbus, Ohio
August 25, 1999

                                                                     SCHEDULE II

                                         LANCASTER COLONY CORPORATION
                                               AND SUBSIDIARIES


                                      VALUATION AND QUALIFYING ACCOUNTS
                                   FOR THE THREE YEARS ENDED JUNE 30, 1999
-------------------------------------------------------------------------------------------------------------
             COLUMN A                                COLUMN B      COLUMN C       COLUMN D          COLUMN E
             --------                                --------      --------       --------          --------
                                                                  ADDITIONS
                                                    BALANCE AT    CHARGED TO                        BALANCE
                                                    BEGINNING     COSTS AND                         AT END
            DESCRIPTION                              OF YEAR       EXPENSES      DEDUCTIONS         OF YEAR
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSET TO WHICH
   THEY APPLY - Allowance for doubtful accounts:

   Year ended June 30, 1997......................  $2,131,000     $1,813,000     $1,083,000(A)     $2,861,000
                                                   ==========================================================

   Year ended June 30, 1998......................  $2,861,000     $1,834,000     $1,921,000(A)     $2,774,000
                                                   ==========================================================

   Year ended June 30, 1999......................  $2,774,000     $1,789,000     $1,263,000(A)     $3,300,000
                                                   ==========================================================

      (A)   Represents uncollectible accounts written off net of recoveries.

                          LANCASTER COLONY CORPORATION
                          ----------------------------
                                    FORM 10-K
                                  JUNE 30, 1999
                                INDEX TO EXHIBITS

Exhibit
Number                         Description                          Located at
------                         -----------                          ----------
   3.1    Certificate of Incorporation of the registrant
          approved by the shareholders November 18, 1991.               (k)

    .2    Certificate of Amendment to the Articles of
          Incorporation approved by the shareholders
          November 16, 1992.                                            (k)

    .3    Certificate of Amendment to the Articles of
          Incorporation approved by the shareholders
          November 17, 1997.                                            (k)

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

    .5    Key Employee Severance Agreement between Lancaster
          Colony Corporation and John L. Boylan.                        (g)

    .6    Consulting Agreement by and between Lancaster
          Colony Corporation and Morris S. Halpern.                     (h)

    .7    1995 Key Employee Stock Option Plan.                          (i)

    .8    Key Employee Severance Agreement between Lancaster
          Colony Corporation and Bruce L. Rosa.                   1999 Form 10-K

  13.     Annual Report to Shareholders.                          1999 Form 10-K

  21.     Significant Subsidiaries of Registrant.                 1999 Form 10-K

  23.     The consent of Deloitte & Touche LLP to the
          incorporation by reference in Registration Statements
          No. 33-39102 and 333-01275 on Form S-8 of their
          reports dated August 25, 1999, appearing in and
          incorporated by reference in this Annual Report on
          Form 10-K of Lancaster Colony Corporation for the
          year ended June 30, 1999.                               1999 Form 10-K

  27.     Financial Data Schedule                                 1999 Form 10-K

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

  (k) Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 1998.

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

Note (2)  The registrant has included in Exhibit 13 only the specific
          Financial Statements and notes thereto of its 1999 Annual Report to Shareholders which are incorporated by reference in this Form 10-K
          Annual Report. The registrant agrees to furnish a complete copy of its 1999 Annual Report to Shareholders to the Commission upon request.