Form 10-Q
period 1999-09-30
LANCASTER COLONY CORP
filed 1999-11-05
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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

        As of September 30, 1999, there were approximately 40,025,000 shares of common stock, no par value per share, outstanding.

                                    1 of 11

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                   Page No.
                                                                   --------
Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
               September 30, 1999 and June 30, 1999                    3

          Condensed Consolidated Statements of Income -
               Three Months Ended September 30, 1999 and 1998          4

          Condensed Consolidated Statements of Cash Flows -
               Three Months Ended September 30, 1999 and 1998          5

          Notes to Condensed Consolidated Financial Statements         6

          Management's Discussion and Analysis of the Results
               of Operations and Financial Condition                   7-9

Part II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K                   10

          Signatures                                                  10

          Exhibit 27 - Financial Data Schedule                        11

                                     2 of 11

                                LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                           September 30          June 30
                                                                               1999                1999
                                                                           ------------        ------------
                                                                           (Unaudited)
ASSETS
   Current Assets:
       Cash and equivalents                                                $  5,068,000        $ 18,860,000

       Receivables - net of allowance for doubtful accounts                 142,197,000         123,268,000

       Inventories:
          Raw materials and supplies                                         49,941,000          41,741,000
          Finished goods and work in process                                137,095,000         127,680,000
                                                                           ------------        ------------
              Total inventories                                             187,036,000         169,421,000

       Prepaid expenses and other current assets                             18,194,000          16,830,000
                                                                           ------------        ------------

              Total current assets                                          352,495,000         328,379,000

   Property, Plant and Equipment - At cost                                  399,087,000         394,061,000
   Less Accumulated Depreciation                                            224,083,000         218,444,000
                                                                           ------------        ------------
              Property, plant and equipment - net                           175,004,000         175,617,000

   Goodwill - net of accumulated amortization                                35,385,000          35,768,000

   Other Assets                                                               9,546,000          10,250,000
                                                                           ------------        ------------

   Total Assets                                                            $572,430,000        $550,014,000
                                                                           ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:
       Current portion of long-term debt                                   $ 25,520,000        $ 25,520,000
       Accounts payable                                                      54,756,000          45,742,000
       Accrued liabilities                                                   61,487,000          44,955,000
                                                                           ------------        ------------

              Total current liabilities                                     141,763,000         116,217,000

   Long-Term Debt - Less current portion                                      3,275,000           3,575,000

   Other Noncurrent Liabilities                                               7,090,000           7,081,000

   Deferred Income Taxes                                                      6,592,000           8,286,000

   Shareholders' Equity:
       Preferred stock - authorized 3,050,000 shares issuable
          in series; Class A - $1.00 par value, authorized
          750,000 shares; Class B and C - no par value,
          authorized 1,150,000 shares each; outstanding - none
       Common stock - authorized 75,000,000 shares; issued
          September 30, 1999 - no par value - 47,125,286 shares;
          June 30, 1999 - no par value - 47,107,199 shares                   51,402,000          50,912,000

       Retained earnings                                                    564,673,000         548,143,000

       Accumulated other comprehensive income                                   106,000             106,000
                                                                           ------------        ------------

              Total                                                         616,181,000         599,161,000

       Less:
          Common stock in treasury, at cost September 30, 1999 -
              7,100,050 shares; June 30, 1999 - 6,559,403 shares            202,471,000         184,306,000
                                                                           ------------        ------------

              Total shareholders' equity                                    413,710,000         414,855,000
                                                                           ------------        ------------

   Total Liabilities and Shareholders' Equity                              $572,430,000        $550,014,000
                                                                           ============        ============

See Notes to Condensed Consolidated Financial Statements

                                     3 of 11

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)
                                                 Three Months Ended
                                                    September 30
                                               1999              1998
                                           ------------      ------------
Net Sales                                  $260,444,000      $244,080,000

Cost of Sales                               181,807,000       170,813,000
                                           ------------      ------------

Gross Margin                                 78,637,000        73,267,000

Selling, General and
   Administrative Expenses                   41,523,000        39,384,000
                                           ------------      ------------

Operating Income                             37,114,000        33,883,000

Other Income (Expense):
       Interest expense                        (586,000)         (649,000)
       Interest income and other - net          (36,000)           39,000
                                           ------------      ------------

Income Before Income Taxes                   36,492,000        33,273,000

Taxes Based on Income                        13,919,000        12,935,000
                                           ------------      ------------

Net Income                                 $ 22,573,000      $ 20,338,000
                                           ============      ============

Net Income Per Common Share:
       Basic                               $        .56      $        .48
       Diluted                                      .56               .48

Cash Dividends Per Common Share            $        .15      $        .14

Weighted Average Common
   Shares Outstanding:
       Basic                                 40,352,000        42,553,000
       Diluted                               40,437,000        42,607,000

See Notes to Condensed Consolidated Financial Statements

                                     4 of 11

                        LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (UNAUDITED)
                                                                   Three Months Ended
                                                                      September 30
                                                                 1999              1998
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $ 22,573,000      $ 20,338,000
    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
        Depreciation and amortization                           8,508,000         8,674,000
        Deferred income taxes and other noncash charges        (1,685,000)       (1,406,000)
        (Gain) on sale of property                                 (2,000)         (118,000)
        Changes in operating assets and liabilities:
             Receivables                                      (18,929,000)      (30,970,000)
             Inventories                                      (17,615,000)      (15,757,000)
             Prepaid expenses and other current assets         (1,364,000)         (437,000)
             Accounts payable                                   9,014,000         3,696,000
             Accrued liabilities                               16,532,000         7,315,000
                                                             ------------      ------------

        Net cash provided by (used in)
             operating activities                              17,032,000        (8,665,000)
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments on property additions                             (6,247,000)       (9,677,000)
    Proceeds from sale of property                                 24,000           171,000
    Other - net                                                  (583,000)       (1,958,000)
                                                             ------------      ------------

        Net cash used in investing activities                  (6,806,000)      (11,464,000)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                (18,165,000)      (13,937,000)
    Payment of dividends                                       (6,043,000)       (5,957,000)
    Net change in short-term bank loans                                          21,000,000
    Payments on long-term debt                                   (300,000)         (300,000)
    Common stock issued upon exercise of stock
        options including related tax benefits                    490,000            16,000
                                                             ------------      ------------

        Net cash (used in) provided by
             financing activities                             (24,018,000)          822,000
                                                             ------------      ------------

Effect of exchange rate changes on cash                                              27,000
                                                             ------------      ------------
Net change in cash and equivalents                            (13,792,000)      (19,280,000)
Cash and equivalents at beginning of year                      18,860,000        23,224,000
                                                             ------------      ------------
Cash and equivalents at end of period                        $  5,068,000      $  3,944,000
                                                             ============      ============


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

    Cash paid during the period for:
          Interest                                           $  1,153,000      $  1,209,000
                                                             ============      ============
          Income taxes                                       $    745,000      $    765,000
                                                             ============      ============

See Notes to Condensed Consolidated Financial Statements

                                     5 of 11

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

(1) The interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended June 30, 1999.

(2) In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." Management has evaluated its operations in accordance with SFAS No. 131 and has determined that the business is separated into three distinct operating and reportable product categories: "Specialty Foods," "Glassware and Candles" and "Automotive." Comparative first quarter unaudited results by segment are as follows:

                                                               Three Months Ended
                                                                 September 30
               (Dollars in Thousands)                      1999                1998
               ----------------------------------------------------------------------
               NET SALES
                    Specialty Foods                      $115,632            $107,405
                    Glassware and Candles                  86,643              84,112
                    Automotive                             58,169              52,563
               ----------------------------------------------------------------------
                          Total                          $260,444            $244,080
               ======================================================================

               OPERATING INCOME
                    Specialty Foods                      $ 18,765            $ 16,134
                    Glassware and Candles                  17,866              16,898
                    Automotive                              1,847               2,025
                    Corporate expenses                     (1,364)             (1,174)
               ----------------------------------------------------------------------
                          Total                          $ 37,114            $ 33,883
               ======================================================================

(3) In July 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which revised the accounting for software development costs and SOP 98-5, "Reporting on the Costs of Start-up Activites," which requires costs of start-up activities to be expensed as incurred. Adoption of these SOPs had no significant impact on the Company's financial statements.

                                     6 of 11

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                              RESULTS OF OPERATIONS

                                           Three Months Ended
                                               September 30
    (Dollars in Thousands)                 1999           1998     % Change
    -----------------------------------------------------------------------
    NET SALES
      Specialty Foods                    $115,632       $107,405       7.7%
      Glassware and Candles                86,643         84,112       3.0%
      Automotive                           58,169         52,563      10.7%
    -----------------------------------------------------------------------
          Total                          $260,444       $244,080       6.7%
    =======================================================================

As reflected above, consolidated net sales for the three months ended September 30, 1999 increased nearly 7% as a result of growth across each of the Company's three operating segments. The Specialty Foods segment benefited from increased sales of both retail and foodservice products with retail volumes being stronger for several product lines including produce dressings and frozen bread items. Sales of the Glassware and Candles segment increased 3% as a result of improved candle sales, particularly to private-label customers. The nearly 11% increase in Automotive sales was driven by increased demand from original equipment manufacturers for floor mats and aluminum accessories. A portion of this increase resulted from the prior year's sales being adversely affected by a labor strike at General Motors Corporation.

The Company's consolidated gross margin as a percentage of net sales increased slightly between years and totaled 30.2% for the three months ended September 30, 1999 compared to 30.0% for the corresponding period of fiscal 1999. Higher sales volumes and reduced food commodity costs, particularly for soybean oil and cream, benefited margins of the Specialty Foods segment. Within the Glassware and Candles segment, productivity improvements in manufacturing and distribution efficiencies resulted in higher candle margins. However, this segment's margins were adversely affected by operational issues present at glassware manufacturing facilities. Gross margins of the Automotive segment, although positively influenced by the higher sales volumes, were constrained due to significant costs being incurred, including premium freight and overtime premiums, in meeting the demand from original equipment manufacturers for floor mats.

Consolidated selling, general and administrative costs of $41,523,000 for the three months ended September 30, 1999 increased 5% over the $39,384,000 incurred in the comparable period of 1998. This increase was influenced by the increased sales level achieved for the quarter.

The foregoing factors contributed to consolidated operating income totaling $37,114,000 for the three-month period ended September 30, 1999, an increase of 10% from the corresponding fiscal 1999 total of $33,883,000. By segment, the Company's operating income can be summarized as follows:

                                           Three Months Ended
                                               September 30
    (Dollars in Thousands)                 1999           1998     % Change
    -----------------------------------------------------------------------
    OPERATING INCOME
          Specialty Foods                $18,765       $16,134        16.3%
          Glassware and Candles           17,866        16,898         5.7%
          Automotive                       1,847         2,025        -8.8%
          Corporate                       (1,364)       (1,174)       16.2%
    -----------------------------------------------------------------------
               Total                     $37,114       $33,883         9.5%
    =======================================================================

                                     7 of 11

With the effective income tax rate of 38.1% for the quarter ended September 30 being slightly less than the 38.9% in the comparable period of 1998, net income of $22,573,000 increased 11% over the preceding year's quarterly income of $20,338,000. Additionally, as influenced by the Company's share repurchase program, fully diluted earnings per share increased 17% to $.56 for the quarter compared to $.48 for the quarter ended September 30, 1998.

                               FINANCIAL CONDITION

Net cash provided by operating activities for the three months ended September 30, 1999 totaled $17,032,000, which was $25,697,000 greater than the $8,665,000 used in the three months ended September 30, 1998. This fluctuation in cash flows largely results from the increase in net income and relative changes in working capital components. Net working capital declined from $212,162,000 at June 30, 1999 to $210,732,000 at September 30, 1999. Affecting this change were seasonal increases in accounts receivable and inventories offset by a decline in cash and increases in accruals for accounts payable and accrued income taxes.

Significant investing activities for the first quarter included $6,247,000 expended on property additions. The Company's most significant financing activities during the three months ended September 30, 1999 included $18,165,000 expended for the acquisition of approximately 539,000 shares of Company stock. Shares remaining authorized for future buyback at September 30, 1999 totaled 502,000. Additionally, dividends paid of $6,043,000 during the current year increased by 1% as a result of the effect of a higher stated dividend rate being paid on common shares. However, much of this effect was offset by the impact of a reduction in shares outstanding. Management anticipates that cash provided from operations and the currently available lines of credit will be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 2000.

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

The Company's existing data processing structure is decentralized in nature. Management has created a Year 2000 team to oversee Year 2000 status at the various business units. Management believes the Company's business units have completed an adequate assessment of the internal Year 2000 dependencies relating to their critical data processing functions. However, there are no assurances that this process has identified all the existing Year 2000 exposures. Furthermore, such a failure could result in a materially adverse impact to the Company although the extent of this impact is not believed to be reasonably estimable.

The Company is addressing Year 2000 compliance through a multiphased concurrent approach encompassing identification, implementation and testing phases utilizing a combination of internal and external resources. Depending on the business unit's particular circumstance, the manner of resolving the identified Year 2000 shortcomings has included strategies such as implementing Year 2000 compliant versions of third party software, modifying portions of existing software and replacing non-compliant business systems with new third party software. The Company has substantially completed the identification, implementation and testing phases. However, additional testing of the various systems and programs may continue through the fourth quarter of calendar 1999.

The most significant data processing expenditures are being made within the Company's Automotive segment. This segment has substantially completed the process of implementing comprehensive new third party software and hardware with Year 2000 compliance being regarded as one of several resulting benefits. The Company's aggregate costs to date are approximately $4.9 million, which include capitalized costs incurred by

                                     8 of 11
the Automotive segment of approximately $3.7 million. The Company estimates an additional $1.1 million of cost will be incurred, of which approximately $1.0 million will relate to the Automotive segment's data processing project. Expenditures associated with making changes to existing systems specifically for Year 2000 compliance are being expensed as incurred. Costs associated with the Company's efforts, both incurred and planned, are not believed to be material to the Company's consolidated results of operations, liquidity and financial condition. Due to the nature of the Company's efforts, actual costs could vary significantly from that currently anticipated and there are no guarantees regarding the timing or efficacy of completion.

As noted above, the Year 2000 issue may also affect systems ("non-IT systems") not traditionally identified with information technology. For example, production machinery, which is dependent on reading the current date, could become inoperable if the machine's embedded code does not allow for proper interpretation of a year beyond 1999. The Company continues to address its Year 2000 exposure with respect to non-IT systems. Remediation of non-IT equipment has been substantially completed, while testing of the various systems and programs may continue through the fourth quarter of calendar 1999. The Company is not currently aware of any significant deficiencies. There can be no assurances, however, that such deficiencies do not exist. The effect of not resolving these issues on a timely basis could have a materially adverse impact on the Company.

Another risk presented by the Year 2000 issue is that significant customers and suppliers of the Company could fail to become fully Year 2000 compliant. This failure, in turn, could result in a significant adverse effect to the Company's operations. The Company continues to inquire and correspond with its significant suppliers as to the state of their Year 2000 readiness. Regardless, there can be no assurance that the data processing and non-IT systems utilized by these other companies will become Year 2000 compliant on a timely basis. The impact of noncompliance is not currently estimable, but it is possible that significant failures could have a materially adverse effect on the Company's operations.

Management will continue to diligently monitor Year 2000 efforts both internally and externally and, as needed, will develop contingency plans to address exposures, if any, as they become better clarified. The costs and business implications which might be associated with the adoption of any such contingency plan is not estimable but could be significant.



                              SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         This Form 10-Q contains forward-looking statements related to future growth and earnings opportunities. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. Actual results may differ as a result of factors over which the Company has no control including the strength of the economy, slower than anticipated sales growth, price and product competition, and increases in raw materials costs. More detailed statements regarding significant events which could affect the Company's financial results are included in the Company's Form 10-K filed with the Securities and Exchange Commission.

                                     9 of 11

                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended September 30, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LANCASTER COLONY CORPORATION



Date:    November 5, 1999                     By:   /S/  John B. Gerlach, Jr.
     ------------------------------              ----------------------------
                                                    JOHN B. GERLACH, JR.
                                                    Chairman, Chief Executive
                                                    Officer and President


Date:    November 5, 1999                     By:   /S/  John L. Boylan
     ------------------------------              ----------------------
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