Form 10-Q
period 1999-12-31
LANCASTER COLONY CORP
filed 2000-02-10
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

         As of December 31, 1999, there were approximately 39,606,000 shares of common stock, no par value per share, outstanding.

                                    1 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
                December 31, 1999 and June 30, 1999                        3

          Condensed Consolidated Statements of Income -
                Three Months and Six Months
                Ended December 31, 1999 and 1998                           4

          Condensed Consolidated Statements of Cash Flows -
                Six Months Ended December 31, 1999 and 1998                5

          Notes to Condensed Consolidated Financial Statements             6

          Management's Discussion and Analysis of the Results
                of Operations and Financial Condition                     7-8


Part II.  Other Information

          Item 4 -  Submission of Matters to a Vote of
                    Security Holders                                       9

          Item 6 -  Exhibits and Reports on Form 8-K                       9

          Signatures                                                       9

          Exhibit 27 - Financial Data Schedule                            10

                                    2 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     December 31        June 30
                                                                                         1999             1999
                                                                                     ------------     ------------
                                                                                     (Unaudited)
ASSETS
   Current Assets:
       Cash and equivalents                                                          $ 16,887,000     $ 18,860,000

       Receivables - net of allowance for doubtful accounts                           154,915,000      123,268,000

       Inventories:
          Raw materials and supplies                                                   48,573,000       41,741,000
          Finished goods and work in process                                          111,700,000      127,680,000
                                                                                     ------------     ------------
              Total inventories                                                       160,273,000      169,421,000

       Prepaid expenses and other current assets                                       19,363,000       16,830,000
                                                                                     ------------     ------------

              Total current assets                                                    351,438,000      328,379,000

   Property, Plant and Equipment - At cost                                            403,550,000      394,061,000
   Less Accumulated Depreciation                                                      230,112,000      218,444,000
                                                                                     ------------     ------------
              Property, plant and equipment - net                                     173,438,000      175,617,000

   Goodwill - net of accumulated amortization                                          35,003,000       35,768,000

   Other Assets                                                                         9,505,000       10,250,000
                                                                                     ------------     ------------

   Total Assets                                                                      $569,384,000     $550,014,000
                                                                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:
       Current portion of long-term debt                                             $ 25,535,000     $ 25,520,000
       Accounts payable                                                                49,963,000       45,742,000
       Accrued liabilities                                                             52,714,000       44,955,000
                                                                                     ------------     ------------

              Total current liabilities                                               128,212,000      116,217,000

   Long-Term Debt - Less current portion                                                3,040,000        3,575,000

   Other Noncurrent Liabilities                                                         6,999,000        7,081,000

   Deferred Income Taxes                                                                4,499,000        8,286,000

   Shareholders' Equity:
       Preferred stock - authorized 3,050,000 shares issuable in series; Class A
          - $1.00 par value, authorized 750,000 shares; Class B and C - no par value, authorized 1,150,000 shares each; outstanding - none
       Common stock - authorized 75,000,000 shares; issued December 31, 1999 -
          no par value - 47,143,643 shares; June 30, 1999 - no par value -
          47,107,199 shares                                                            51,921,000       50,912,000

       Retained earnings                                                              591,439,000      548,143,000

       Accumulated other comprehensive income                                             108,000          106,000
                                                                                     ------------     ------------

              Total                                                                   643,468,000      599,161,000

       Less:
          Common stock in treasury, at cost
              December 31, 1999 - 7,537,188 shares;
              June 30, 1999 - 6,559,403 shares                                        216,834,000      184,306,000
                                                                                     ------------     ------------

              Total shareholders' equity                                              426,634,000      414,855,000
                                                                                     ------------     ------------

   Total Liabilities and Shareholders' Equity                                        $569,384,000     $550,014,000
                                                                                     ============     ============

See Notes to Condensed Consolidated Financial Statements

                                    3 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                Three Months Ended                     Six Months Ended
                                                    December 31                           December 31
                                              1999               1998              1999                1998
                                          ------------       ------------       ------------       ------------
Net Sales                                 $324,407,000       $300,590,000       $584,851,000       $544,670,000

Cost of Sales                              222,865,000        208,306,000        404,672,000        379,119,000
                                          ------------       ------------       ------------       ------------

Gross Margin                               101,542,000         92,284,000        180,179,000        165,551,000

Selling, General and
   Administrative Expenses                  47,204,000         46,156,000         88,727,000         85,540,000
                                          ------------       ------------       ------------       ------------

Operating Income                            54,338,000         46,128,000         91,452,000         80,011,000

Other Income (Expense):
      Interest expense                        (672,000)          (866,000)        (1,258,000)        (1,515,000)
      Interest income and other - net         (186,000)            48,000           (222,000)            87,000
                                          ------------       ------------       ------------       ------------

Income Before Income Taxes                  53,480,000         45,310,000         89,972,000         78,583,000

Taxes Based on Income                       20,360,000         17,097,000         34,279,000         30,032,000
                                          ------------       ------------       ------------       ------------

Net Income                                $ 33,120,000       $ 28,213,000       $ 55,693,000       $ 48,551,000
                                          ============       ============       ============       ============

Net Income Per Common Share:
      Basic                               $        .83       $        .67       $       1.39       $       1.15
      Diluted                             $        .83       $        .67       $       1.39       $       1.15

Cash Dividends Per Common Share           $        .16       $        .15       $        .31       $        .29

Weighted Average Common Shares
   Outstanding:
      Basic                                 39,854,000         42,136,000         40,103,000         42,344,000
      Diluted                               39,931,000         42,160,000         40,184,000         42,384,000


See Notes to Condensed Consolidated Financial Statements

                                    4 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   Six Months Ended
                                                                      December 31
                                                                1999              1998
                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $ 55,693,000      $ 48,551,000
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                         17,022,000        17,593,000
        Deferred income taxes and other noncash charges       (3,869,000)       (2,406,000)
        Loss (gain) on sale of property                           21,000          (120,000)
        Changes in operating assets and liabilities:
             Receivables                                     (31,647,000)      (40,438,000)
             Inventories                                       9,148,000        20,492,000
             Prepaid expenses and other current assets        (2,533,000)       (1,847,000)
             Accounts payable                                  4,221,000        (2,395,000)
             Accrued liabilities                               7,759,000         7,673,000
                                                            ------------      ------------

        Net cash provided by operating activities             55,815,000        47,103,000
                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions, net of cash acquired                            (1,825,000)
    Payments on property additions                           (11,651,000)      (17,265,000)
    Proceeds from sale of property                                31,000           314,000
    Other - net                                               (1,734,000)       (2,386,000)
                                                            ------------      ------------

        Net cash used in investing activities                (13,354,000)      (21,162,000)
                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                               (32,528,000)      (29,308,000)
    Payment of dividends                                     (12,397,000)      (12,263,000)
    Payments on long-term debt                                  (520,000)         (510,000)
    Common stock issued upon exercise of stock
        options including related tax benefits                 1,009,000            16,000
                                                            ------------      ------------

        Net cash used in financing activities                (44,436,000)      (42,065,000)
                                                            ------------      ------------

Effect of exchange rate changes on cash                            2,000            21,000
                                                            ------------      ------------
Net change in cash and equivalents                            (1,973,000)      (16,103,000)
Cash and equivalents at beginning of year                     18,860,000        23,224,000
                                                            ------------      ------------
Cash and equivalents at end of period                       $ 16,887,000      $  7,121,000
                                                            ============      ============


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

    Cash paid during the period for:
        Interest                                            $  1,253,000      $  1,518,000
                                                            ============      ============
        Income taxes                                        $ 29,763,000      $ 19,517,000
                                                            ============      ============


See Notes to Condensed Consolidated Financial Statements

                                    5 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED DECEMBER 31, 1999 AND 1998

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

(2) In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." Management has evaluated its operations in accordance with SFAS No. 131 and has determined that the business is separated into three distinct operating and reportable product categories: "Specialty Foods," "Glassware and Candles" and "Automotive." Comparative second quarter and year-to-date unaudited results by segment are as follows:

                                  Three Months Ended             Six Months Ended
                                     December 31                   December 31
(Dollars in Thousands)           1999           1998           1999           1998
------------------------------------------------------------------------------------
NET SALES
     Specialty Foods           $129,448       $118,646       $245,080       $226,051
     Glassware and Candles      130,955        123,714        217,598        207,826
     Automotive                  64,004         58,230        122,173        110,793
------------------------------------------------------------------------------------
                 Total         $324,407       $300,590       $584,851       $544,670
====================================================================================

OPERATING INCOME
     Specialty Foods           $ 24,810       $ 19,168       $ 43,575       $ 35,302
     Glassware and Candles       30,911         26,292         48,777         43,190
     Automotive                     237          2,118          2,084          4,143
     Corporate expenses          (1,620)        (1,450)        (2,984)        (2,624)
------------------------------------------------------------------------------------
                 Total         $ 54,338       $ 46,128       $ 91,452       $ 80,011
====================================================================================

                                    6 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE PERIODS ENDED DECEMBER 31, 1999 AND 1998

                              RESULTS OF OPERATIONS

                                  Three Months Ended          Six Months Ended
                                      December 31               December 31
(Dollars in Thousands)             1999         1998         1999         1998
--------------------------------------------------------------------------------
NET SALES
     Specialty Foods             $129,448     $118,646     $245,080     $226,051
     Glassware and Candles        130,955      123,714      217,598      207,826
     Automotive                    64,004       58,230      122,173      110,793
--------------------------------------------------------------------------------
                 Total           $324,407     $300,590     $584,851     $544,670
================================================================================

As reflected above, consolidated net sales of $324,407,000 and $584,851,000 for the respective three and six-month periods ended December 31, 1999 increased 8% and 7%, respectively, over the corresponding fiscal 1999 totals of $300,590,000 and $544,670,000. Net sales of the Specialty Foods segment increased 9% and 8% for the respective three and six-month periods as a result of improved sales of both retail and foodservice products. Retail growth was achieved through increased sales of frozen bread items, produce dips and dressings. The Glassware and Candles segment realized increased sales of 6% and 5% for the respective three and six-month periods and benefited from greater sales of both consumer glassware and candles. New glass drinkware and increased candle sales to private-label customers led this growth. Net sales of the Automotive segment achieved 10% growth for both of the comparable periods as driven by increased demand from original equipment manufacturers ("OEM") for floor mats and aluminum truck and van accessories.

The Company's consolidated gross margins as a percentage of net sales of 31.3% and 30.8% increased for both the respective three and six-month periods ended December 31, 1999 relative to the 30.7% and 30.4% noted for the comparable periods of fiscal 1999. Higher margins were achieved within the Specialty Foods segment during the current fiscal year due in part to decreases in certain raw material costs, particularly soybean oil and cream, as well as a more favorable sales mix. The Glassware and Candles segment also saw improved margins as a result of higher sales volume and greater plant and distribution efficiencies occurring within the candle manufacturing operations. Continuing inefficiencies at the Oklahoma glassware manufacturing operations, however, impeded further improvement. A substantial decline of gross margins within the floor mat operations of the Automotive segment further offset the strengthened margins of the other two segments. This decline was influenced by a less favorable sales mix, manufacturing and distribution inefficiencies, as well as increased provisions for slow-moving inventory. The inefficiencies largely resulted from the current mix and higher volume of OEM floor mats being sold. Among the increased costs being incurred are express freight and overtime premiums.

Consolidated selling, general and administrative costs of $47,204,000 and $88,727,000 increased 2% and 4%, respectively, over the corresponding fiscal 1999 three and six-month totals of $46,156,000 and $85,540,000. Most of this increase has been volume-driven, and further increase was mitigated by factors associated with the product mix and certain cost reduction efforts implemented within the Glassware and Candles segment during December 1998.

The foregoing factors contributed to the Company's consolidated operating income totaling $54,338,000 and $91,452,000 for the respective three and six-month periods ended December 31, 1999. These amounts represent increases of 18% and 14% over the corresponding fiscal 1999 totals of $46,128,000 and $80,011,000. By segment, the Company's operating income can be summarized as follows:

                                Three Months Ended           Six Months Ended
                                    December 31                 December 31
(Dollars in Thousands)          1999           1998         1999          1998
--------------------------------------------------------------------------------
OPERATING INCOME
     Specialty Foods           $24,810       $19,168       $43,575       $35,302
     Glassware and Candles      30,911        26,292        48,777        43,190
     Automotive                    237         2,118         2,084         4,143
     Corporate expenses         (1,620)       (1,450)       (2,984)       (2,624)
--------------------------------------------------------------------------------
                 Total         $54,338       $46,128       $91,452       $80,011
================================================================================

                                    7 of 10

Net income of $33,120,000 and $55,693,000 for the three and six-month periods ended December 31, 1999 increased 17% and 15% over the corresponding periods of fiscal 1999. As further affected by the Company's share repurchase program, fully diluted earnings per share of $.83 and $1.39 for the three and six-month periods increased 24% and 21% compared to the preceding year's comparable totals of $.67 and $1.15.

On January 31, 2000, AmeriServe Food Distribution, Inc. ("AmeriServe") filed for reorganization under Chapter 11 of the Bankruptcy Code. AmeriServe, one of the largest foodservice distribution companies in the United States, has been the designated distributor for a number of quick serve and casual dining restaurants using products sold by the Specialty Foods segment. As of January 31, 2000, this segment's potentially uncollectible balance of gross accounts receivable due from AmeriServe approximated $5 million. This balance predominately relates to sales made in January 2000 and the Company believes that adequate reserves have been established for uncollected receivables outstanding at December 31, 1999. Due to the uncertainties associated with collection of the remaining balance, it is anticipated that a nonrecurring charge to operating earnings will be required in the quarter ended March 31, 2000. The Company, AmeriServe and the customers of AmeriServe are engaged in discussions to maintain ongoing continuity of service. The extent, if any, to which the Company's sales and income may be adversely affected by service disruptions is not presently estimable.

                               FINANCIAL CONDITION

Net cash provided by operating activities for the six months ended December 31, 1999 totaled $55,815,000, which was $8,712,000 greater than the $47,103,000 provided in the six months ended December 31, 1998. This fluctuation in cash flows largely resulted from the increase in net income and relative changes in working capital components. Net working capital increased from $212,162,000 at June 30, 1999 to $223,226,000 at December 31, 1999. Affecting this change were seasonal increases in accounts receivable.

Significant investment activities for the first half included $11,651,000 expended on property additions. The Company's most significant financing activities during the six months ended December 31, 1999 included $32,528,000 expended for the acquisition of approximately 977,000 shares of Company stock. Shares remaining authorized for future buyback at December 31, 1999 totaled 2,064,935. Additionally, dividends paid during the current year of $12,397,000 increased 1% as a result of the effect of a higher stated dividend rate being paid on common shares. However, much of this effect was offset by the impact of a reduction in shares outstanding. Management anticipates that cash provided from operations and the currently available lines of credit will be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 2000.

                                    YEAR 2000

As of the date of this report, the Company has not experienced any significant Year 2000 related issues. Mainframe applications, personal computers, telecommunications equipment and programmable logic controllers associated with certain manufacturing equipment are operating effectively. In addition, the Company is not aware of any third-party vendors or principal suppliers that are not Year 2000 compliant. Management will continue to monitor its critical systems over the remainder of the year and will utilize contingency plans, if the need arises. The costs and business implications which might be associated with the adoption of such contingency plans is not estimable, but could be significant.



                                SAFE HARBOR STATEMENT
               UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

           This Form 10-Q contains forward-looking statements related to future growth and earnings opportunities. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. Actual results may differ as a result of factors over which the Company has no control including the strength of the economy, slower than anticipated sales growth, price and product competition, and increases in raw materials costs. More detailed statements regarding significant events which could affect the Company's financial results are included in the Company's Forms 10-K and 10-Q filed with the Securities and Exchange Commission.

                                    8 of 10

                           PART II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders
         ------------------------------------------------------------

         The registrant held its annual meeting of the shareholders on November 15, 1999. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. There were no matters discussed or voted upon at the annual meeting, except for the election of the following three directors whose term will expire in 2002:

                                    Shares                                      Shares
                                     Voted                   Shares               Not
                                     "For"                 "Withheld"            Voted
                                   ----------              ----------          ---------
     Robert L. Fox                 34,081,433                 97,940           6,038,006
     John B. Gerlach, Jr.          34,081,275                 98,098           6,038,006
     Edward H. Jennings            34,076,881                102,492           6,038,006

          As of November 15, 1999, the following individuals also continued to serve as directors of the registrant:

     Kerrii B. Anderson                         Robert S. Hamilton
     John L. Boylan                             Henry M. O'Neill, Jr.
     Morris S. Halpern                          Zuheir Sofia

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended December 31, 1999.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LANCASTER COLONY CORPORATION



Date:     February 9, 2000              BY:    /S/ John B. Gerlach, Jr.
     --------------------------            ------------------------------
                                               JOHN B. GERLACH, JR.
                                               Chairman, Chief Executive
                                               Officer and President


Date:     February 9, 2000              BY:    /S/ John L. Boylan
     --------------------------            ------------------------------
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