Form 10-Q
period 2000-03-31
LANCASTER COLONY CORP
filed 2000-05-10
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

         As of March 31, 2000, there were approximately 39,209,000 shares of common stock, no par value per share, outstanding.

                                    1 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------

Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
                March 31, 2000 and June 30, 1999                           3

          Condensed Consolidated Statements of Income -
                Three Months and Nine Months
                Ended March 31, 2000 and 1999                              4

          Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended March 31, 2000 and 1999                  5

          Notes to Condensed Consolidated Financial Statements             6

          Management's Discussion and Analysis of the Results
                of Operations and Financial Condition                      7-9


Part II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K                        9

          Signatures                                                       9

          Exhibit 27 - Financial Data Schedule                            10

                                    2 of 10

                                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31            June 30
                                                                                   2000                1999
                                                                               ------------        ------------
                                                                               (Unaudited)
ASSETS
   Current Assets:
       Cash and equivalents                                                    $  2,187,000        $ 18,860,000

       Receivables - net of allowance for doubtful accounts                     124,762,000         123,268,000

       Inventories:
          Raw materials and supplies                                             45,413,000          41,741,000
          Finished goods and work in process                                    121,202,000         127,680,000
                                                                               ------------        ------------
              Total inventories                                                 166,615,000         169,421,000

       Prepaid expenses and other current assets                                 22,363,000          16,830,000
                                                                               ------------        ------------

              Total current assets                                              315,927,000         328,379,000

   Property, Plant and Equipment - At cost                                      410,109,000         394,061,000
   Less Accumulated Depreciation                                                236,814,000         218,444,000
                                                                               ------------        ------------
              Property, plant and equipment - net                               173,295,000         175,617,000

   Goodwill - net of accumulated amortization                                    34,629,000          35,768,000

   Other Assets                                                                   9,411,000          10,250,000
                                                                               ------------        ------------

   Total Assets                                                                $533,262,000        $550,014,000
                                                                               ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:
       Current portion of long-term debt                                       $    535,000        $ 25,520,000
       Accounts payable                                                          44,235,000          45,742,000
       Accrued liabilities                                                       40,766,000          44,955,000
                                                                               ------------        ------------

              Total current liabilities                                          85,536,000         116,217,000

   Long-Term Debt - Less current portion                                          3,040,000           3,575,000

   Other Noncurrent Liabilities                                                   6,859,000           7,081,000

   Deferred Income Taxes                                                          9,791,000           8,286,000

   Shareholders' Equity:
       Preferred stock - authorized 3,050,000 shares issuable in
          series; Class A - $1.00 par value, authorized 750,000 shares;
          Class B and C - no par value, authorized 1,150,000 shares
          each; outstanding - none
       Common stock - authorized 75,000,000 shares; issued March 31,
          2000 - no par value - 47,144,743 shares; June 30, 1999 no
          par value - 47,107,199 shares                                          51,951,000          50,912,000

       Retained earnings                                                        605,251,000         548,143,000

       Accumulated other comprehensive income                                       104,000             106,000
                                                                               ------------        ------------

              Total                                                             657,306,000         599,161,000

       Less:
          Common stock in treasury, at cost
              March 31, 2000 - 7,935,335 shares;
              June 30, 1999 - 6,559,403 shares                                  229,270,000         184,306,000
                                                                               ------------        ------------

              Total shareholders' equity                                        428,036,000         414,855,000
                                                                               ------------        ------------

   Total Liabilities and Shareholders' Equity                                  $533,262,000        $550,014,000
                                                                               ============        ============

See Notes to Condensed Consolidated Financial Statements

                                    3 of 10

                                        LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         (UNAUDITED)

                                                     Three Months Ended                          Nine Months Ended
                                                          March 31                                    March 31
                                                 2000                  1999                  2000                  1999
                                             ------------          ------------          ------------          ------------
Net Sales                                    $262,764,000          $247,227,000          $847,615,000          $791,897,000

Cost of Sales                                 184,241,000           170,708,000           588,913,000           549,827,000
                                             ------------          ------------          ------------          ------------

Gross Margin                                   78,523,000            76,519,000           258,702,000           242,070,000

Selling, General and
   Administrative Expenses                     45,913,000            40,563,000           134,640,000           126,103,000
                                             ------------          ------------          ------------          ------------

Operating Income                               32,610,000            35,956,000           124,062,000           115,967,000

Other Income (Expense):
      Interest expense                           (245,000)             (600,000)           (1,503,000)           (2,115,000)
      Interest income and other - net             187,000              (140,000)              (35,000)              (53,000)
                                             ------------          ------------          ------------          ------------

Income Before Income Taxes                     32,552,000            35,216,000           122,524,000           113,799,000

Taxes Based on Income                          12,450,000            13,382,000            46,729,000            43,414,000
                                             ------------          ------------          ------------          ------------

Net Income                                   $ 20,102,000          $ 21,834,000          $ 75,795,000          $ 70,385,000
                                             ============          ============          ============          ============

Net Income Per Common Share:
      Basic                                  $        .51          $        .53          $       1.90          $       1.67
      Diluted                                $        .51          $        .53          $       1.90          $       1.67

Cash Dividends Per Common Share              $        .16          $        .15          $        .47          $        .44

Weighted Average Common Shares
   Outstanding:
      Basic                                    39,360,000            41,519,000            39,855,000            42,069,000
      Diluted                                  39,410,000            41,541,000            39,926,000            42,103,000

See Notes to Condensed Consolidated Financial Statements

                                    4 of 10

                          LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (UNAUDITED)

                                                                       Nine Months Ended
                                                                            March 31
                                                                   2000                 1999
                                                               ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $ 75,795,000         $ 70,385,000
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                            25,589,000           26,534,000
        Provision for losses on accounts receivable               5,334,000            1,233,000
        Deferred income taxes and other noncash charges          (2,317,000)          (2,213,000)
        Loss (gain) on sale of property                             120,000             (117,000)
        Changes in operating assets and liabilities:
             Receivables                                         (6,828,000)         (27,866,000)
             Inventories                                          2,806,000           16,496,000
             Prepaid expenses and other current assets           (1,933,000)          (1,341,000)
             Accounts payable                                    (1,507,000)             898,000
             Accrued liabilities                                 (4,189,000)           8,971,000
                                                               ------------         ------------

        Net cash provided by operating activities                92,870,000           92,980,000
                                                               ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions, net of cash acquired                                  (1,825,000)
    Payments on property additions                              (18,628,000)         (26,652,000)
    Proceeds from sale of property                                   33,000              327,000
    Other - net                                                  (2,814,000)          (2,320,000)
                                                               ------------         ------------

        Net cash used in investing activities                   (21,409,000)         (30,470,000)
                                                               ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                  (44,964,000)         (49,579,000)
    Payment of dividends                                        (18,687,000)         (18,468,000)
    Payments on long-term debt                                  (25,520,000)            (510,000)
    Common stock issued upon exercise of stock
        options and related tax benefits                          1,039,000              192,000
                                                               ------------         ------------

        Net cash used in financing activities                   (88,132,000)         (68,365,000)
                                                               ------------         ------------

Effect of exchange rate changes on cash                              (2,000)              13,000
                                                               ------------         ------------
Net change in cash and equivalents                              (16,673,000)          (5,842,000)
Cash and equivalents at beginning of year                        18,860,000           23,224,000
                                                               ------------         ------------
Cash and equivalents at end of period                          $  2,187,000         $ 17,382,000
                                                               ============         ============


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

    Cash paid during the period for:
        Interest                                               $  2,433,000         $  2,690,000
                                                               ============         ============
        Income taxes                                           $ 55,682,000         $ 41,079,000
                                                               ============         ============

See Notes to Condensed Consolidated Financial Statements

                                    5 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED MARCH 31, 2000 AND 1999

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

(2) In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." Management has evaluated its operations in accordance with SFAS No. 131 and has determined that the business is separated into three distinct operating and reportable product categories: "Specialty Foods," "Glassware and Candles" and "Automotive." Comparative third quarter and year-to-date unaudited results by segment are as follows:

                                                      Three Months Ended            Nine Months Ended
                                                           March 31                      March 31
             (Dollars in Thousands)                  2000           1999           2000           1999
             -------------------------------------------------------------------------------------------
             NET SALES
                 Specialty Foods                   $117,832       $102,174       $362,912       $328,225
                 Glassware and Candles               74,251         83,772        291,849        291,599
                 Automotive                          70,681         61,281        192,854        172,073
             -------------------------------------------------------------------------------------------
                           Total                   $262,764       $247,227       $847,615       $791,897
             ===========================================================================================

             OPERATING INCOME
                 Specialty Foods                   $ 14,356       $ 13,532       $ 57,931       $ 48,834
                 Glassware and Candles               15,900         19,889         64,677         63,079
                 Automotive                           3,686          3,879          5,770          8,022
                 Corporate expenses                  (1,332)        (1,344)        (4,316)        (3,968)
             -------------------------------------------------------------------------------------------
                           Total                   $ 32,610       $ 35,956       $124,062       $115,967
             ===========================================================================================

(3) In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which revised the accounting for derivative financial instruments. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000 (i.e., the first quarter of the Company's fiscal 2001). The Company is in the process of reviewing contracts to assess the impact of this statement on its financial statements and disclosures. While this review has not yet been completed, the Company is not aware of any contracts that would have a significant impact on its financial statements and disclosures, at this time.

(4) Certain prior year amounts have been reclassed to conform to the current year presentation.

                                    6 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  FOR THE PERIODS ENDED MARCH 31, 2000 AND 1999

                                           RESULTS OF OPERATIONS

                                                  Three Months Ended            Nine Months Ended
                                                       March 31                      March 31
         (Dollars in Thousands)                   2000          1999            2000          1999
         -------------------------------------------------------------------------------------------
         NET SALES
              Specialty Foods                   $117,832      $102,174        $362,912      $328,225
              Glassware and Candles               74,251        83,772         291,849       291,599
              Automotive                          70,681        61,281         192,854       172,073
         -------------------------------------------------------------------------------------------
                     Total                      $262,764      $247,227        $847,615      $791,897
         ===========================================================================================

As reflected above, consolidated net sales of $262,764,000 and $847,615,000 for the respective three and nine-month periods ended March 31, 2000 increased 6% and 7%, respectively, over the corresponding fiscal 1999 totals of $247,227,000 and $791,897,000. Net sales for the Specialty Foods segment increased 15% and 11% for the respective three and nine-month periods as a result of improved sales of foodservice and retail products. Foodservice growth was attributable to the acquisition of new accounts and expanded sales to existing customers. Leading the retail improvement were increased sales of frozen bread products and of produce dips and dressings. Net sales of the Automotive segment also increased 15% and 12% for the respective three and nine-month periods. This segment benefited from increased demand by original equipment manufacturers ("OEM") for floor mats and for aluminum truck and van accessories. Net sales of the Glassware and Candles segment for the fiscal 2000 nine-month period were essentially level with that of the prior year. However, this segment's net sales for the three months ended March 31, 2000 declined 11% from the comparable 1999 period due to lower candle sales made to various customers. This decline in candle sales is not specifically attributable to any one factor but appears to have been influenced by increased retail sales in advance of the year 2000 millennium, competitive import alternatives and less promotional activity conducted by certain customers. This trend has continued into the Company's fiscal fourth quarter.

The Company's consolidated gross margins as a percentage of net sales of 29.9% and 30.5% for the respective three and nine-month periods ended March 31, 2000 compared to 31.0% and 30.6% noted for the comparable periods of fiscal 1999. Higher margins were achieved within the Specialty Foods segment during both of the current fiscal year's comparable periods. This improvement resulted from decreases in certain raw material costs, particularly soybean oil and cream, as well as a more favorable sales mix. Within the Automotive segment, a substantial decline of gross margins occurred within the floor mat operations as influenced by a less favorable sales mix, manufacturing and distribution inefficiencies, as well as increased provisions for slow-moving inventory. These inefficiencies largely resulted from the current mix and higher volume of OEM floor mats being sold. However, the adverse operating conditions did moderate in the three months ended March 31, 2000 relative to the first six months of fiscal 2000. Gross margins of the Glassware and Candles segment were also impacted by lower glassware margins as affected by a less favorable sales mix and operational performance.

Consolidated selling, general and administrative costs of $45,913,000 and $134,640,000 increased 13% and 7%, respectively, over the corresponding fiscal 1999 three and nine-month totals of $40,563,000 and $126,103,000. A portion of this increase has been volume-driven. Further increase in such expenses was mitigated in the nine-month period by certain cost reduction efforts implemented within the Glassware and Candles segment during December 1998 that continued into the current fiscal year. Also included in both periods of fiscal 2000 is a provision for doubtful accounts of approximately $5 million relating to a customer of the Specialty Foods segment that was the designated distributor for a number of quick serve and casual dining restaurants using products manufactured by the segment. This customer filed for reorganization under Chapter 11 of the Bankruptcy Code on January 31, 2000. The recovery, if any, of the fully reserved pre-petition indebtedness related to this account will be recognized when received.

                                    7 of 10

After the foregoing bad debt provision, a decline of 9% occurred in the Company's operating income for the three months ended March 31, 2000 compared to that of the corresponding period of 1999. Operating income for the nine months ended March 31, 2000 of $124,062,000 increased 7% from the 1999 total of $115,967,000. By segment, the Company's operating income can be summarized as follows:

                                                 Three Months Ended            Nine Months Ended
                                                       March 31                     March 31
  (Dollars in Thousands)                          2000         1999           2000          1999
  ------------------------------------------------------------------------------------------------
  OPERATING INCOME
         Specialty Foods                        $14,356      $13,532        $ 57,931      $ 48,834
         Glassware and Candles                   15,900       19,889          64,677        63,079
         Automotive                               3,686        3,879           5,770         8,022
         Corporate expenses                      (1,332)      (1,344)         (4,316)       (3,968)
  ------------------------------------------------------------------------------------------------
              Total                             $32,610      $35,956        $124,062      $115,967
  ================================================================================================

Similar to operating income, net income for the three-month period ended March 31, 2000 declined 8% to $20,102,000 compared to the $21,834,000 reported in 1999. Net income for the nine-month period ended March 31, 2000 increased 8% to $75,795,000 from $70,385,000 reported in 1999. As further affected by the Company's share repurchase program, fully diluted earnings per share of $.51 and $1.90 for the three and nine-month periods decreased 4% and increased 14%, respectively, relative to the preceding year's comparable totals of $.53 and $1.67. On a proforma basis, excluding the effects of the bad debt provision noted above, fully diluted earnings per share would have been $.59 and $1.98 for the respective three and nine-month periods of fiscal 2000.

                               FINANCIAL CONDITION

Net cash provided by operating activities for the nine months ended March 31, 2000 totaled $92,870,000, which did not substantially differ from the $92,980,000 provided in the nine months ended March 31, 1999. The working capital provided by a higher level of net income in fiscal 2000 was essentially offset by various changes in working capital components. Net working capital increased from $212,162,000 at June 30, 1999 to $230,391,000 at March 31, 2000.

Significant investment activities for the first nine months included $18,628,000 expended on property additions. The Company's most significant financing activities during the nine months ended March 31, 2000 included $44,964,000 expended for the acquisition of approximately 1,375,000 shares of Company stock. Shares remaining authorized for future buyback at March 31, 2000 totaled 1,667,000. Another significant financing activity was the reduction in the current portion of long-term debt of $24,985,000 due to payment of a $25,000,000 note due February 2000. Additionally, dividends paid during the current year of $18,687,000 increased 1% as a result of the effect of a higher stated dividend rate being paid on common shares. However, much of this effect was offset by the impact of a reduction in shares outstanding. Management anticipates that cash provided from operations and the currently available lines of credit will be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 2000.

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

                                    8 of 10

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


                      PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended March 31, 2000.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LANCASTER COLONY CORPORATION

Date:  May 10, 2000                          BY:  /S/ John B. Gerlach, Jr.
     -----------------                          ------------------------------
                                                  JOHN B. GERLACH, JR.
                                                  Chairman, Chief Executive
                                                  Officer and President


Date:  May 10, 2000                          BY:  /S/ John L. Boylan
     -----------------                          ------------------------------
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