Form 10-Q
period 2000-09-30
LANCASTER COLONY CORP
filed 2000-11-08
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

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

        As of September 30, 2000, there were approximately 37,732,000 shares of common stock, no par value per share, outstanding.

                                    1 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------

Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
               September 30, 2000 and June 30, 2000                         3

          Condensed Consolidated Statements of Income -
               Three Months Ended September 30, 2000 and 1999               4

          Condensed Consolidated Statements of Cash Flows -
               Three Months Ended September 30, 2000 and 1999               5

          Notes to Condensed Consolidated Financial Statements              6

          Management's Discussion and Analysis of the Results
               of Operations and Financial Condition                        7-9

Part II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K                         9

          Signatures                                                        9

          Exhibit 27 - Financial Data Schedule                             10

                                    2 of 10

                           LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     September 30       June 30
                                                                         2000             2000
                                                                     ------------     ------------
                                                                      (Unaudited)
ASSETS
   Current Assets:
       Cash and equivalents                                          $    757,000     $  2,656,000

       Receivables - net of allowance for doubtful accounts           136,575,000      118,991,000

       Inventories:
          Raw materials and supplies                                   51,656,000       43,882,000
          Finished goods and work in process                          144,737,000      131,598,000
                                                                     ------------     ------------
              Total inventories                                       196,393,000      175,480,000

       Prepaid expenses and other current assets                       20,162,000       18,768,000
                                                                     ------------     ------------

              Total current assets                                    353,887,000      315,895,000

   Property, Plant and Equipment - At cost                            425,116,000      413,183,000
   Less Accumulated Depreciation                                      247,648,000      240,799,000
                                                                     ------------     ------------
              Property, plant and equipment - net                     177,468,000      172,384,000

   Goodwill - net of accumulated amortization                          58,595,000       34,553,000

   Other Assets                                                         8,640,000        9,012,000
                                                                     ------------     ------------

   Total Assets                                                      $598,590,000     $531,844,000
                                                                     ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:
       Short-term bank loans                                         $ 48,000,000     $  8,250,000
       Current portion of long-term debt                                  535,000          535,000
       Accounts payable                                                50,691,000       43,690,000
       Accrued liabilities                                             52,728,000       44,000,000
                                                                     ------------     ------------

              Total current liabilities                               151,954,000       96,475,000

   Long-Term Debt - Less current portion                                2,740,000        3,040,000

   Other Noncurrent Liabilities                                         7,283,000        6,800,000

   Deferred Income Taxes                                               11,241,000       10,046,000

   Shareholders' Equity:
       Preferred stock - authorized 3,050,000 shares issuable
          in series; Class A - $1.00 par value, authorized
          750,000 shares; Class B and C - no par value,
          authorized 1,150,000 shares each; outstanding - none
       Common stock - authorized 75,000,000 shares; issued
          September 30, 2000 - no par value - 47,152,852 shares;
          June 30, 2000 - no par value - 47,152,852 shares             52,115,000       52,115,000

       Retained earnings                                              638,047,000      622,660,000

       Accumulated other comprehensive income                             107,000          115,000
                                                                     ------------     ------------

              Total                                                   690,269,000      674,890,000

       Less:
          Common stock in treasury, at cost September 30, 2000 -
              9,420,435 shares; June 30, 2000 - 9,190,435 shares      264,897,000      259,407,000
                                                                     ------------     ------------

              Total shareholders' equity                              425,372,000      415,483,000
                                                                     ------------     ------------

   Total Liabilities and Shareholders' Equity                        $598,590,000     $531,844,000
                                                                     ============     ============

See Notes to Condensed Consolidated Financial Statements

                                    3 of 10

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                     Three Months Ended
                                                        September 30
                                                   2000               1999
                                               ------------       ------------
Net Sales                                      $263,945,000       $260,444,000

Cost of Sales                                   188,666,000        181,807,000
                                               ------------       ------------

Gross Margin                                     75,279,000         78,637,000

Selling, General and
   Administrative Expenses                       39,912,000         41,523,000
                                               ------------       ------------

Operating Income                                 35,367,000         37,114,000

Other Income (Expense):
       Interest expense                            (260,000)          (586,000)
       Interest income and other - net             (181,000)           (36,000)
                                               ------------       ------------

Income Before Income Taxes                       34,926,000         36,492,000

Taxes Based on Income                            13,488,000         13,919,000
                                               ------------       ------------

Net Income                                     $ 21,438,000       $ 22,573,000
                                               ============       ============

Net Income Per Common Share:
       Basic                                   $        .57       $        .56
       Diluted                                          .57                .56

Cash Dividends Per Common Share                $        .16       $        .15

Weighted Average Common
   Shares Outstanding:
       Basic                                     37,886,000         40,352,000
       Diluted                                   37,893,000         40,437,000

See Notes to Condensed Consolidated Financial Statements

                                    4 of 10

                         LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (UNAUDITED)

                                                                      Three Months Ended
                                                                          September 30
                                                                    2000              1999
                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $ 21,438,000      $ 22,573,000
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                              8,726,000         8,508,000
        Deferred income taxes and other noncash charges            1,678,000        (1,685,000)
        Loss (gain) on sale of property                               21,000            (2,000)
        Changes in operating assets and liabilities:
             Receivables                                         (16,743,000)      (18,929,000)
             Inventories                                         (19,618,000)      (17,615,000)
             Prepaid expenses and other current assets            (1,366,000)       (1,364,000)
             Accounts payable                                      6,297,000         9,014,000
             Accrued liabilities                                   8,020,000        16,532,000
                                                                ------------      ------------

        Net cash provided by operating activities                  8,453,000        17,032,000
                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisition, net of cash acquired              (32,444,000)
    Payments on property additions                                (5,200,000)       (6,247,000)
    Proceeds from sale of property                                     9,000            24,000
    Other - net                                                     (618,000)         (583,000)
                                                                ------------      ------------

        Net cash used in investing activities                    (38,253,000)       (6,806,000)
                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                    (5,490,000)      (18,165,000)
    Payment of dividends                                          (6,051,000)       (6,043,000)
    Net change in short-term bank loans                           39,750,000
    Payments on long-term debt                                      (300,000)         (300,000)
    Common stock issued upon exercise of stock
        options including related tax benefits                                         490,000
                                                                ------------      ------------

        Net cash provided by (used in) financing activities       27,909,000       (24,018,000)
                                                                ------------      ------------

Effect of exchange rate changes on cash                               (8,000)
                                                                ------------      ------------
Net change in cash and equivalents                                (1,899,000)      (13,792,000)
Cash and equivalents at beginning of year                          2,656,000        18,860,000
                                                                ------------      ------------
Cash and equivalents at end of period                           $    757,000      $  5,068,000
                                                                ============      ============


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

    Cash paid during the period for:
          Interest                                              $    273,000      $  1,153,000
                                                                ============      ============
          Income taxes                                          $    959,000      $    745,000
                                                                ============      ============

See Notes to Condensed Consolidated Financial Statements

                                     5 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

(1) The interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended June 30, 2000.

(2)       Comparative first quarter unaudited results by segment are as follows:

                                              Three Months Ended
                                                 September 30
               (Dollars in Thousands)          2000       1999
               -----------------------------------------------------
               NET SALES
                 Specialty Foods             $126,609   $115,632
                 Glassware and Candles         77,502     86,643
                 Automotive                    59,834     58,169
               -----------------------------------------------------
                    Total                    $263,945   $260,444
               =====================================================

               OPERATING INCOME
                 Specialty Foods             $ 24,344   $ 18,765
                 Glassware and Candles         12,094     17,866
                 Automotive                       403      1,847
                 Corporate expenses            (1,474)    (1,364)
               -----------------------------------------------------
                    Total                    $ 35,367   $ 37,114
               =====================================================

(3) In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 00-14 "Accounting for Certain Sales Incentives." The EITF concluded that certain consumer and trade sales promotion expenses should be classified as a reduction of sales rather than as marketing expenses. Similar to many consumer packaged goods companies, the Company currently classifies certain consumer and trade sales promotion expenses as marketing expenses. In September 2000, the EITF also reached a final consensus on Issue 00-10 "Accounting for Shipping and Handling Costs." The EITF concluded that these costs cannot be reported as a reduction of revenue. The Company currently classifies certain shipping costs as a reduction of sales. The Company is currently evaluating the impact of these issues, which are expected to become effective in the fourth quarter of fiscal 2001. Upon adoption, prior period amounts will be restated to conform with the new requirements. As reclassifications, these changes will not have a material effect on the Company's financial position or earnings.

                                    6 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                             RESULTS OF OPERATIONS

                                   Three Months Ended
                                      September 30
      (Dollars in Thousands)        2000       1999     % Change
      --------------------------------------------------------------
      NET SALES
        Specialty Foods           $126,609   $115,632      9.5%
        Glassware and Candles       77,502     86,643    (10.6%)
        Automotive                  59,834     58,169      2.9%
      --------------------------------------------------------------
            Total                 $263,945   $260,444      1.3%
      ==============================================================

As reflected above, consolidated net sales for the three months ended September 30, 2000 totaled $263,945,000, a 1% increase over the $260,444,000 for the three months ended September 30, 1999. The strongest growth occurred within the Specialty Foods segment where fiscal 2001 sales of $126,609,000 increased in excess of 9% compared to that of the 1999 period. This segment had greater sales of both retail and foodservice products. Retail increases were achieved as a result of continuing growth in frozen garlic bread products as well as in such products as produce vegetable dips, apple dips and fruit dips. This segment's foodservice growth was primarily attributable to increased volumes with larger national restaurant accounts. The contribution to sales from the September 2000 acquisition of Sister Schubert's Homemade Rolls, Inc. was not material.

Net sales of the Automotive segment totaled $59,834,000 for the three months ended September 30, 2000 and increased 3% as a result of greater volumes of aluminum accessory products being sold to original equipment manufacturers. Sales of this segment's automotive floormats were adversely impacted by a weaker aftermarket volume. The Company's Glassware and Candles segment had net sales of $77,502,000, which is a nearly 11% decline from the preceding year's comparable sales of $86,643,000. This decline is predominantly attributable to lower sales of candles. Consistent with a trend that began at the beginning of the calendar year, such sales have been adversely affected by several factors including general market softness, increased import competition and the effects of a significant customer of this segment restructuring its approach toward marketing candles. Management believes that certain actions have been taken, including the sourcing of selected new products from overseas, that may help mitigate, if not reverse, this trend beginning early in calendar 2001.

The Company's consolidated gross margins as a percentage of sales declined between years, totaling 28.5% for the three months ended September 30, 2000 and 30.2% for the comparable period of 1999. Although food margins increased as a result of the benefits of lower food commodity costs and higher volumes, the Company's other two segments experienced a decline in such margins. The Automotive segment saw a less favorable sales mix, somewhat higher raw material prices and additional costs associated with the start-up of a new aluminum truck accessory program for an original equipment manufacturer. Lower margins within the Glassware and Candles segment were primarily attributable to the generally lower mix of candle sales within the segment as well as less favorable overhead absorption within the candle operations due to the lower sales volume. Glassware margins were also adversely affected by higher natural gas costs, start-up costs associated with a new pressed glassware product line and the effects of certain operational inefficiencies at the Sapulpa, Oklahoma consumer glassware facility. Entering the quarter ending December 31, 2000, natural gas costs continue to remain high although the start-up costs have generally dissipated and the Sapulpa operations have reflected improvement from the preceding twelve months. The benefit of this improvement, however, will not be reflected until at least the Company's fiscal third quarter, consistent with the turnover of the related inventory.

Consolidated selling, general and administrative costs of $39,912,000 for the three months ended September 30, 2000 declined 4% from the $41,523,000 incurred for the three months ended September 30, 1999. Contributing

                                    7 of 10
to this decrease were lower Automotive aftermarket sales, a slightly reduced mix of retail food sales and a planned reduction in promotional support required for certain retail food products.

The foregoing factors contributed to consolidated operating income totaling $35,367,000 for the three months ended September 30, 2000, a decrease of nearly 5% from the corresponding fiscal 2000 total of $37,114,000. By segment, the Company's operating income can be summarized as follows:

                                            Three Months Ended
                                               September 30
       (Dollars in Thousands)                 2000       1999     % Change
       ----------------------------------------------------------------------
       OPERATING INCOME
          Specialty Foods                   $24,344    $18,765       29.7%
          Glassware and Candles              12,094     17,866      (32.3%)
          Automotive                            403      1,847      (78.2%)
          Corporate                          (1,474)    (1,364)       8.1%
       ----------------------------------------------------------------------
               Total                        $35,367    $37,114       (4.7%)
       ======================================================================

With the effective income tax rate of 38.6% for the quarter ending September 30, 2000 being slightly higher than the 38.1% of the comparable period of 1999, net income of $21,438,000 declined 5% over the preceding year's quarterly net income of $22,573,000. However, as influenced by the Company's share repurchase program reducing the weighted average shares outstanding by 6%, fully diluted earnings per share increased two percent to $.57 from the preceding year's record earnings per share of $.56.

                               FINANCIAL CONDITION

Net cash provided by operating activities totaled $8,453,000 for the three months ended September 30, 2000 compared to $17,032,000 provided in the comparable period of 1999. This change in cash flows largely resulted from relative changes in working capital components as well as the decline in net income. Net working capital declined from $219,420,000 at June 30, 2000 to $201,933,000 at September 30, 2000. Affecting this change were seasonal increases in accounts receivable and inventories as offset by increases in accruals for accounts payable and accrued income taxes. Also reducing net working capital, was an increase in short-term bank loans associated with the seasonal working capital requirements as well as the funding of the September 2000 stock acquisition of Sister Schubert's Homemade Rolls, Inc.

Significant investment activities undertaken during the three months ended September 30, 2000 included $32,444,000 paid for the Sister Schubert's business, net of cash acquired. This purchase price is subject to future adjustment based largely on the future level of Sister Schubert's earnings, as defined, that will be attained through calendar 2004. Financing activities for the three months ended September 30, 2000 included $5,490,000 expended for share repurchases and, as discussed above, increases in short-term bank borrowings of $39,750,000 associated with the September 2000 acquisition as well as seasonal working capital requirements. Dividends paid of $6,051,000 during the current period remained essentially unchanged from that paid in the comparable prior year period, as the share reduction resulting from share repurchases largely offset the impact of a $.01 per share increase in the effective dividend rate. Approximately 3,182,000 shares remained authorized for future buyback at September 30, 2000. Management anticipates that cash provided from operations and the currently available discretionary bank lines of credit should be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 2001. The Company is, however, exploring the possibility of establishing a committed credit facility that would be utilized for general corporate purposes.

                                    8 of 10

                              SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         This Form 10-Q contains forward-looking statements related to future growth and earnings opportunities. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. Actual results may differ as a result of factors over which the Company has no control including the strength of the economy, slower than anticipated sales growth, price and product competition, and increases in raw materials costs. Management believes these forward-looking statements to be reasonable; however, undue reliance should not be placed on such statements, which are based on current expectations. The Company undertakes no obligation to publicly update such forward-looking statements. More detailed statements regarding significant events which could affect the Company's financial results are included in the Company's Form 10-K filed with the Securities and Exchange Commission.



                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended September 30, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LANCASTER COLONY CORPORATION

Date: November 7, 2000                          By: /S/ John B. Gerlach, Jr.
     -------------------                            ----------------------------
                                                    JOHN B. GERLACH, JR.
                                                    Chairman, Chief Executive
                                                    Officer and President


Date: November 7, 2000                          By: /S/ John L. Boylan
     -------------------                            ----------------------------
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