Form 10-Q
period 2000-12-31
LANCASTER COLONY CORP
filed 2001-02-06
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

        As of December 31, 2000, there were approximately 37,700,000 shares of common stock, no par value per share, outstanding.



                                     1 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------

Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
                December 31, 2000 and June 30, 2000                         3

          Condensed Consolidated Statements of Income -
                Three Months and Six Months
                Ended December 31, 2000 and 1999                            4

          Condensed Consolidated Statements of Cash Flows -
                Six Months Ended December 31, 2000 and 1999                 5

          Notes to Condensed Consolidated Financial Statements              6

          Management's Discussion and Analysis of the Results
                of Operations and Financial Condition                      7-8


Part II.  Other Information

          Item 4 -  Submission of Matters to a Vote of
                    Security Holders                                        9

          Item 6 -  Exhibits and Reports on Form 8-K                        9

          Signatures                                                        9

                                     2 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     December 31        June 30
                                                                                         2000             2000
                                                                                     ------------     ------------
                                                                                      (Unaudited)
ASSETS
   Current Assets:
       Cash and equivalents                                                          $  3,914,000     $  2,656,000

       Receivables - net of allowance for doubtful accounts                           147,341,000      118,991,000

       Inventories:
          Raw materials and supplies                                                   50,084,000       43,882,000
          Finished goods and work in process                                          122,673,000      131,598,000
                                                                                     ------------     ------------
              Total inventories                                                       172,757,000      175,480,000

       Prepaid expenses and other current assets                                       21,498,000       18,768,000
                                                                                     ------------     ------------

              Total current assets                                                    345,510,000      315,895,000

   Property, Plant and Equipment - At cost                                            429,879,000      413,183,000
   Less Accumulated Depreciation                                                      253,849,000      240,799,000
                                                                                     ------------     ------------
              Property, plant and equipment - net                                     176,030,000      172,384,000

   Goodwill - net of accumulated amortization                                          59,870,000       34,553,000

   Other Assets                                                                         8,218,000        9,012,000
                                                                                     ------------     ------------

   Total Assets                                                                      $589,628,000     $531,844,000
                                                                                     ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:
       Short-term bank loans                                                         $ 14,000,000     $  8,250,000
       Current portion of long-term debt                                                  545,000          535,000
       Accounts payable                                                                46,500,000       43,690,000
       Accrued liabilities                                                             61,675,000       44,000,000
                                                                                     ------------     ------------

              Total current liabilities                                               122,720,000       96,475,000

   Long-Term Debt - Less current portion                                                2,495,000        3,040,000

   Other Noncurrent Liabilities                                                         7,311,000        6,800,000

   Deferred Income Taxes                                                                9,563,000       10,046,000

   Shareholders' Equity:
       Preferred stock - authorized 3,050,000 shares issuable
          in series; Class A - $1.00 par value, authorized
          750,000 shares; Class B and C - no par value,
          authorized 1,150,000 shares each; outstanding - none
       Common stock - authorized 75,000,000 shares; issued
          December 31, 2000 - no par value - 47,158,652 shares;
          June 30, 2000 - no par value - 47,152,852 shares                             52,214,000       52,115,000

       Retained earnings                                                              661,038,000      622,660,000

       Accumulated other comprehensive income                                             106,000          115,000
                                                                                     ------------     ------------

              Total                                                                   713,358,000      674,890,000

       Less:
          Common stock in treasury, at cost December 31, 2000 -
          9,458,935 shares; June 30, 2000 - 9,190,435 shares                          265,819,000      259,407,000
                                                                                     ------------     ------------

              Total shareholders' equity                                              447,539,000      415,483,000
                                                                                     ------------     ------------

   Total Liabilities and Shareholders' Equity                                        $589,628,000     $531,844,000
                                                                                     ============     ============

See Notes to Condensed Consolidated Financial Statements

                                     3 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                Three Months Ended                    Six Months Ended
                                                    December 31                           December 31
                                              2000               1999               2000                1999
                                          ------------       ------------       ------------       ------------
Net Sales                                 $313,713,000       $324,407,000       $577,658,000       $584,851,000

Cost of Sales                              221,004,000        222,865,000        409,670,000        404,672,000
                                          ------------       ------------       ------------       ------------

Gross Margin                                92,709,000        101,542,000        167,988,000        180,179,000

Selling, General and
   Administrative Expenses                  44,593,000         47,204,000         84,505,000         88,727,000
                                          ------------       ------------       ------------       ------------

Operating Income                            48,116,000         54,338,000         83,483,000         91,452,000

Other Income (Expense):
      Interest expense                        (653,000)          (672,000)          (913,000)        (1,258,000)
      Interest income and other - net          109,000           (186,000)           (72,000)          (222,000)
                                          ------------       ------------       ------------       ------------

Income Before Income Taxes                  47,572,000         53,480,000         82,498,000         89,972,000

Taxes Based on Income                       18,175,000         20,360,000         31,663,000         34,279,000
                                          ------------       ------------       ------------       ------------

Net Income                                $ 29,397,000       $ 33,120,000       $ 50,835,000       $ 55,693,000
                                          ============       ============       ============       ============

Net Income Per Common Share:
      Basic                               $        .78       $        .83       $       1.34       $       1.39
      Diluted                             $        .78       $        .83       $       1.34       $       1.39

Cash Dividends Per Common Share           $        .17       $        .16       $        .33       $        .31

Weighted Average Common Shares
   Outstanding:
      Basic                                 37,714,000         39,854,000         37,800,000         40,103,000
      Diluted                               37,724,000         39,931,000         37,809,000         40,184,000

See Notes to Condensed Consolidated Financial Statements

                                     4 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Six Months Ended
                                                                     December 31
                                                                2000              1999
                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $ 50,835,000      $ 55,693,000
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                         17,617,000        17,022,000
        Deferred income taxes and other noncash charges           28,000        (3,869,000)
        (Gain) loss on sale of property                         (453,000)           21,000
        Changes in operating assets and liabilities:
             Receivables                                     (27,509,000)      (31,647,000)
             Inventories                                       4,018,000         9,148,000
             Prepaid expenses and other current assets        (2,702,000)       (2,533,000)
             Accounts payable                                  2,106,000         4,221,000
             Accrued liabilities                              15,067,000         7,679,000
                                                            ------------      ------------

        Net cash provided by operating activities             59,007,000        55,735,000
                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions, net of cash acquired         (32,444,000)
    Payments on property additions                           (11,363,000)      (11,651,000)
    Proceeds from sale of property                               712,000            31,000
    Other - net                                               (1,090,000)       (1,734,000)
                                                            ------------      ------------

        Net cash used in investing activities                (44,185,000)      (13,354,000)
                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                (6,412,000)      (32,528,000)
    Payment of dividends                                     (12,457,000)      (12,397,000)
    Net change in short-term bank loans                        5,750,000
    Payments on long-term debt                                  (535,000)         (520,000)
    Common stock issued upon exercise of stock options            99,000         1,089,000
                                                            ------------      ------------

        Net cash used in financing activities                (13,555,000)      (44,356,000)
                                                            ------------      ------------

Effect of exchange rate changes on cash                           (9,000)            2,000
                                                            ------------      ------------
Net change in cash and equivalents                             1,258,000        (1,973,000)
Cash and equivalents at beginning of year                      2,656,000        18,860,000
                                                            ------------      ------------
Cash and equivalents at end of period                       $  3,914,000      $ 16,887,000
                                                            ============      ============


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

    Cash paid during the period for:
        Interest                                            $    925,000      $  1,253,000
                                                            ============      ============
        Income taxes                                        $ 20,271,000      $ 29,763,000
                                                            ============      ============

See Notes to Condensed Consolidated Financial Statements

                                     5 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999

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

(2) Comparative second quarter and year-to-date unaudited results by segment are as follows:

                                                    Three Months Ended             Six Months Ended
                                                        December 31                   December 31
          (Dollars in Thousands)                    2000           1999           2000            1999
          ----------------------------------------------------------------------------------------------
          NET SALES
               Specialty Foods                     $142,204       $129,448       $268,813       $245,080
               Glassware and Candles                113,909        130,955        191,411        217,598
               Automotive                            57,600         64,004        117,434        122,173
          ----------------------------------------------------------------------------------------------
                           Total                   $313,713       $324,407       $577,658       $584,851
          ==============================================================================================

          OPERATING INCOME
               Specialty Foods                     $ 30,686       $ 24,810       $ 55,030       $ 43,575
               Glassware and Candles                 18,535         30,911         30,629         48,777
               Automotive                               525            237            928          2,084
               Corporate expenses                    (1,630)        (1,620)        (3,104)        (2,984)
          ----------------------------------------------------------------------------------------------
                           Total                   $ 48,116       $ 54,338       $ 83,483       $ 91,452
          ==============================================================================================

(3) In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 00-14 "Accounting for Certain Sales Incentives." The EITF concluded that certain consumer and trade sales promotion expenses should be classified as a reduction of sales rather than as marketing expenses. Similar to many consumer packaged goods companies, the Company currently classifies certain consumer and trade sales promotion expenses as marketing expenses. In September 2000, the EITF also reached a final consensus on Issue 00-10 "Accounting for Shipping and Handling Costs." The EITF concluded that these costs cannot be reported as a reduction of revenue. The Company currently classifies certain shipping costs as a reduction of sales. The Company is currently evaluating the impact of these issues, which are expected to become effective in the fourth quarter of fiscal 2001. Upon adoption, prior period amounts will be reclassified to conform to the new requirements. As reclassifications, these changes will not have a material effect on the Company's financial position or earnings. In July 2000, the EITF reached a final consensus on Issue 00-15 "Classification of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option," wherein the EITF concluded that if the income tax benefit related to the exercise of a Nonqualified Employee Stock Option is credited to equity and does not reduce income tax expense, the resulting amount should be classified as an operating cash flow in the statement of cash flows. Although not material, the Statements of Cash Flows presented have been conformed to reflect this revised presentation.

                                     6 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999

                              RESULTS OF OPERATIONS

                                         Three Months Ended        Six Months Ended
                                            December 31              December 31
         (Dollars in Thousands)          2000        1999         2000        1999
         ---------------------------------------------------------------------------
         NET SALES
              Specialty Foods          $142,204    $129,448     $268,813    $245,080
              Glassware and Candles     113,909     130,955      191,411     217,598
              Automotive                 57,600      64,004      117,434     122,173
         ---------------------------------------------------------------------------
                          Total        $313,713    $324,407     $577,658    $584,851
         ===========================================================================

As reflected above, consolidated net sales of $313,713,000 and $577,658,000 for the respective three and six-month periods ended December 31, 2000 declined 3% and 1%, respectively, from the corresponding fiscal 2000 totals of $324,407,000 and $584,851,000. This decline was primarily attributable to lower sales levels achieved within the Glassware and Candles segment. This segment incurred sales declines of 13% and 12% for the respective three and six-month periods. Consistent with a trend that began at the beginning of calendar 2000, sales of this segment's candle products have been adversely affected by several factors including a general market softness, increased import competition and the effects of a significant customer of this segment restructuring its approach toward marketing candles. Net sales of the Automotive segment also declined for both the three and six-month periods by 10% and 4%, respectively. Generally less favorable economic conditions and lower new vehicle sales adversely affected demand for this segment's products from both original equipment manufacturers and aftermarket customers.

Partially offsetting the declines referenced above were increases in the net sales of the Specialty Foods segment that were 10% greater than comparable sales totals for the preceding year's three and six-month periods. An increase in sales of retail food products was led by such products as vegetable dips, frozen garlic breads and those obtained through the September 2000 acquisition of Sister Schubert's Homemade Rolls. This segment's foodservice growth was primarily attributable to increased sales volumes achieved with larger national restaurant accounts.

The Company's consolidated gross margins as a percentage of net sales of 29.6% and 29.1% declined for both the respective three and six-month periods ended December 31, 2000 relative to the 31.3% and 30.8% achieved for the comparable periods of fiscal 2000. Although food margins increased as a result of the benefits of higher sales volumes and somewhat lower food commodity costs, the Company's other two segments experienced a decline in such margins. The Automotive segment saw a less favorable sales mix, somewhat higher raw material prices and additional costs associated with the start-up of a new aluminum truck accessory program for an original equipment manufacturer. The lower sales volumes for the three months ended December 31, 2000 also contributed to lower absorption rates of fixed costs. Mitigating these factors were certain improvements in floor mat manufacturing operations. Lower margins within the Glassware and Candles segment were primarily attributable to the generally lower mix of candle sales within the segment as well as less favorable overhead absorption within the candle operations due to the lower sales volume. Glassware margins were also adversely affected by somewhat lower sales volumes, substantially higher natural gas costs, the effects of certain operational inefficiencies at the Sapulpa, Oklahoma consumer glassware facility and, for the most recent six months, by first quarter start-up costs associated with a new pressed glassware product line. As we enter the third fiscal quarter, natural gas costs continue to remain significantly higher than levels present a year ago.

Consolidated selling, general and administrative costs of $44,593,000 and $84,505,000 decreased 6% and 5%, respectively, from the corresponding fiscal 2000 three and six-month totals of $47,204,000 and $88,727,000. This decrease was largely influenced by the decline in consolidated sales volumes during these periods and by changes in the promotional mix present within the Specialty Foods segment.

The foregoing factors contributed to consolidated operating income totaling $48,116,000 and $83,483,000 for the three and six-month periods ended December 31, 2000. These amounts represented decreases of 11% and

                                     7 of 9

9% over the corresponding fiscal 2000 totals of $54,338,000 and $91,452,000. By segment, the Company's operating income can be summarized as follows:

                                       Three Months Ended        Six Months Ended
                                           December 31              December 31
         (Dollars in Thousands)         2000         1999        2000         1999
         ---------------------------------------------------------------------------
         OPERATING INCOME
              Specialty Foods          $30,686      $24,810     $55,030      $43,575
              Glassware and Candles     18,535       30,911      30,629       48,777
              Automotive                   525          237         928        2,084
              Corporate expenses        (1,630)      (1,620)     (3,104)      (2,984)
         ---------------------------------------------------------------------------
                          Total        $48,116      $54,338     $83,483      $91,452
         ===========================================================================

Similar to operating income, net income of $29,397,000 and $50,835,000 for the three and six-month periods ended December 31, 2000 declined 11% and 9% over the corresponding record totals of fiscal 2000. As was further affected by the Company's share repurchases, fully diluted earnings per share of $.78 and $1.34 for the three and six-month periods declined 6% and 4%, respectively, compared to the preceding year's comparable totals of $.83 and $1.39.

                               FINANCIAL CONDITION

Net cash provided by operating activities for the six months ended December 31, 2000 totaled $59,007,000, which is $3,192,000 greater than the $55,815,000 provided in the six months ended December 31, 1999. This fluctuation in cash flows resulted from the extent of relative year-over-year changes in various working capital components. Accounts receivable levels of $147,341,000 at December 31, 2000 increased by $28,350,000 since June 30. This fluctuation is attributable to the seasonal increase in accounts receivable typically experienced by the Glassware and Candles group during the second fiscal quarter of each year. This increase in receivables was somewhat smaller than that which occurred in the corresponding period of fiscal 2000 due to the lower sales levels achieved in the second quarter of fiscal 2001.

Significant investment activities for the first half included $32,444,000 paid for the Sister Schubert's business, net of cash acquired. This purchase price is subject to future adjustment based largely on the future level of Sister Schubert's earnings, as defined, that will be attained through calendar 2004. Financing activities for the six months ended December 31, 2000 included $6,412,000 expended for share repurchases and $12,457,000 for dividends paid. The level of dividends paid in the current period remained essentially unchanged from that paid in the comparable prior year period, as the share reduction resulting from share repurchases largely offset the impact of the quarterly $.01 per share increase in the effective dividend rate. Approximately 3,143,000 shares remain authorized for future buyback at December 31, 2000.

Management anticipates that cash provided from operations and the currently available discretionary bank lines of credit should be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 2001. The Company is, however, currently in the process of negotiating a committed credit facility that could be utilized for general corporate purposes and further enhancing the Company's future financial flexibility.

                                    SAFE HARBOR STATEMENT
                 UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

               This Form 10-Q contains forward-looking statements related to future growth and earnings opportunities. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. Actual results may differ as a result of factors over which the Company has no control including the strength of the economy, slower than anticipated sales growth, the extent of operational efficiencies achieved, the success of new product introductions, price and product competition, and increases in raw materials costs. Management believes these forward-looking statements to be reasonable; however, undue reliance should not be placed on such statements, which are based on current expectations. The Company undertakes no obligation to publicly update such forward-looking statements. More detailed statements regarding significant events which could affect the Company's financial results are included in the Company's Forms 10-K and 10-Q filed with the Securities and Exchange Commission.

                                     8 of 9

                           PART II. OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The registrant held its annual meeting of the shareholders on November 20, 2000. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. There were no matters discussed or voted upon at the annual meeting, except for the election of the following three directors whose term will expire in 2003:

                                          Shares                       Shares
                                          Voted          Shares          Not
                                          "For"        "Withheld"       Voted
                                        ----------     ----------     ---------
                Kerrii B. Anderson      34,769,054       178,926      2,814,437
                Morris S. Halpern       34,766,930       181,050      2,814,437
                Robert S. Hamilton      34,767,201       180,779      2,814,437

          As of November 20, 2000, the following individuals also continued to serve as directors of the registrant:

                John L. Boylan                         Edward H. Jennings
                Robert L. Fox                          Henry M. O'Neill, Jr.
                John B. Gerlach, Jr.                   Zuheir Sofia

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended December 31, 2000.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LANCASTER COLONY CORPORATION



Date:     February 6, 2001                     BY:    /S/ John B. Gerlach, Jr.
     --------------------------                   ----------------------------
                                                      JOHN B. GERLACH, JR.
                                                      Chairman, Chief Executive
                                                      Officer and President


Date:     February 6, 2001                     BY:    /S/ John L. Boylan
     --------------------------                   ----------------------
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

                                     9 of 9