Form 10-Q
period 2001-03-31
LANCASTER COLONY CORP
filed 2001-05-11
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                       -------     -------

        As of March 31, 2001, there were approximately 37,267,000 shares of common stock, no par value per share, outstanding.



                                     1 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                Page No.
                                                                                --------

Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
                March 31, 2001 and June 30, 2000                                      3

          Condensed Consolidated Statements of Income -
                Three Months and Nine Months
                Ended March 31, 2001 and 2000                                         4

          Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended March 31, 2001 and 2000                             5

          Notes to Condensed Consolidated Financial Statements                        6

          Management's Discussion and Analysis of the Results
                of Operations and Financial Condition                                7-9


Part II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K                                   9

          Signatures                                                                  9


                                     2 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31                   June 30
                                                                                    2001                     2000
                                                                              ------------------         -----------
                                                                               (Unaudited)

ASSETS
   Current Assets:
       Cash and equivalents                                                  $   7,171,000              $   2,656,000

       Receivables - net of allowance for doubtful accounts                    132,341,000                118,991,000

       Inventories:
          Raw materials and supplies                                            50,337,000                 43,882,000
          Finished goods and work in process                                   126,717,000                131,598,000
                                                                             -------------              -------------
              Total inventories                                                177,054,000                175,480,000

       Prepaid expenses and other current assets                                21,314,000                 18,768,000
                                                                             -------------              -------------

              Total current assets                                             337,880,000                315,895,000

   Property, Plant and Equipment - At cost                                     434,020,000                413,183,000
   Less Accumulated Depreciation                                               258,180,000                240,799,000
                                                                             -------------              -------------
              Property, plant and equipment - net                              175,840,000                172,384,000

   Goodwill - net of accumulated amortization                                   73,660,000                 34,553,000

   Other Assets                                                                  8,109,000                  9,012,000
                                                                             -------------              -------------

   Total Assets                                                              $ 595,489,000              $ 531,844,000
                                                                             =============              =============


LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:
       Short-term bank loans                                                 $  23,000,000              $   8,250,000
       Current portion of long-term debt                                           545,000                    535,000
       Accounts payable                                                         49,585,000                 43,690,000
       Accrued liabilities                                                      53,257,000                 44,000,000
                                                                             -------------              -------------

              Total current liabilities                                        126,387,000                 96,475,000

   Long-Term Debt - Less current portion                                         2,495,000                  3,040,000

   Other Noncurrent Liabilities                                                  7,290,000                  6,800,000

   Deferred Income Taxes                                                        11,514,000                 10,046,000

   Shareholders' Equity:
       Preferred stock - authorized 3,050,000 shares issuable in series;
          Class A - $1.00 par value, authorized 750,000 shares;
          Class B and C - no par value, authorized 1,150,000 shares each;
          outstanding - none
       Common stock - authorized 75,000,000 shares; issued
          March 31, 2001 - no par value - 47,233,968 shares;
          June 30, 2000 - no par value - 47,152,852 shares                      54,158,000                 52,115,000

       Retained earnings                                                       674,095,000                622,660,000

       Accumulated other comprehensive income                                      107,000                    115,000
                                                                             -------------              -------------

              Total                                                            728,360,000                674,890,000

       Less:
          Common stock in treasury, at cost March 31, 2001 -
          9,966,813 shares; June 30, 2000 - 9,190,435 shares                   280,557,000                259,407,000
                                                                             -------------              -------------

              Total shareholders' equity                                       447,803,000                415,483,000
                                                                             -------------              -------------

   Total Liabilities and Shareholders' Equity                                $ 595,489,000              $ 531,844,000
                                                                             =============              =============

See Notes to Condensed Consolidated Financial Statements



                                     3 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                    Three Months Ended                         Nine Months Ended
                                                         March 31                                  March 31
                                                  2001               2000                   2001            2000
                                           ------------------  -----------------     -----------------   --------------

Net Sales                                  $   272,270,000     $  261,833,000        $  848,202,000      $  845,024,000

Cost of Sales                                  196,166,000        184,241,000           605,836,000         588,913,000
                                           ---------------     --------------        --------------      --------------

Gross Margin                                    76,104,000         77,592,000           242,366,000         256,111,000

Selling, General and
   Administrative Expenses                      44,150,000         44,982,000           126,929,000         132,049,000
                                           ---------------     --------------        --------------      --------------

Operating Income                                31,954,000         32,610,000           115,437,000         124,062,000

Other Income (Expense):
      Interest expense                            (116,000)          (245,000)           (1,029,000)         (1,503,000)
      Interest income and other - net             (324,000)           187,000              (396,000)            (35,000)
                                           ---------------     --------------        --------------      --------------

Income Before Income Taxes                      31,514,000         32,552,000           114,012,000         122,524,000

Taxes Based on Income                           12,061,000         12,450,000            43,724,000          46,729,000
                                           ---------------     --------------        --------------      --------------

Net Income                                 $    19,453,000     $   20,102,000        $   70,288,000      $   75,795,000
                                           ===============     ==============        ==============      ==============

Net Income Per Common Share:
      Basic                                        $   .52            $   .51               $  1.86            $   1.90
      Diluted                                      $   .52            $   .51               $  1.86            $   1.90

Cash Dividends Per Common Share                    $   .17            $   .16               $   .50            $    .47

Weighted Average Common Shares
   Outstanding:
      Basic                                     37,603,000         39,360,000            37,735,000          39,855,000
      Diluted                                   37,620,000         39,410,000            37,746,000          39,926,000


See Notes to Condensed Consolidated Financial Statements



                                     4 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                              March 31
                                                                                      2001                 2000
                                                                                -----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $    70,288,000      $     75,795,000
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                                26,511,000            25,589,000
        Provision for losses on accounts receivable                                   1,487,000             5,334,000
        Deferred income taxes and other noncash charges                                 202,000            (2,317,000)
        (Gain) Loss on sale of property                                                (411,000)              120,000
        Changes in operating assets and liabilities:
             Receivables                                                            (13,296,000)           (6,828,000)
             Inventories                                                                101,000             2,806,000
             Prepaid expenses and other current assets                                 (552,000)           (1,933,000)
             Accounts payable                                                         4,363,000            (1,507,000)
             Accrued liabilities                                                      8,638,000            (4,189,000)
                                                                                ---------------      ------------------

        Net cash provided by operating activities                                    97,331,000            92,870,000
                                                                                ---------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions, net of cash acquired                                (49,626,000)
    Payments on property additions                                                  (17,682,000)          (18,628,000)
    Proceeds from sale of property                                                      750,000                33,000
    Other - net                                                                      (2,204,000)           (2,814,000)
                                                                                ---------------      ------------------

        Net cash used in investing activities                                       (68,762,000)          (21,409,000)
                                                                                ---------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                                      (21,150,000)          (44,964,000)
    Payment of dividends                                                            (18,853,000)          (18,687,000)
    Net change in short-term bank loans                                              14,750,000
    Payments on long-term debt, including acquisition
        debt payoff                                                                    (836,000)          (25,520,000)
    Common stock issued upon exercise of stock options                                2,043,000             1,039,000
                                                                                ---------------      ------------------

        Net cash used in financing activities                                       (24,046,000)          (88,132,000)
                                                                                ---------------      ------------------

Effect of exchange rate changes on cash                                                  (8,000)               (2,000)
                                                                                ---------------      ------------------
Net change in cash and equivalents                                                    4,515,000           (16,673,000)
Cash and equivalents at beginning of year                                             2,656,000            18,860,000
                                                                                ---------------      ------------------
Cash and equivalents at end of period                                           $     7,171,000      $      2,187,000
                                                                                ===============      ==================

SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

    Cash paid during the period for:

        Interest                                                                $     1,043,000      $      2,433,000
                                                                                ===============      ================
        Income taxes                                                            $    44,393,000      $     55,682,000
                                                                                ===============      ================


See Notes to Condensed Consolidated Financial Statements



                                        5 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000



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

(2) Comparative third quarter and year-to-date unaudited results by segment are as follows:




                                                        Three Months Ended                   Nine Months Ended
                                                             March 31                            March 31
             (Dollars in Thousands)                   2001              2000              2001               2000
             -------------------------------------------------------------------------------------------------------

             NET SALES
                 Specialty Foods                   $   133,026       $   116,992       $   400,196       $   360,665
                 Glassware and Candles                  76,931            74,245           268,329           291,821
                 Automotive                             62,313            70,596           179,677           192,538
             -------------------------------------------------------------------------------------------------------
                           Total                   $   272,270       $   261,833       $   848,202       $   845,024
             =======================================================================================================

             OPERATING INCOME
                 Specialty Foods                   $    22,716       $    14,356       $    77,746       $    57,931
                 Glassware and Candles                  10,528            15,900            41,157            64,677
                 Automotive                                180             3,686             1,108             5,770
                 Corporate expenses                     (1,470)           (1,332)           (4,574)           (4,316)
             --------------------------------------------------------------------------------------------------------
                           Total                   $    31,954       $    32,610       $   115,437       $   124,062
             ========================================================================================================


(3) In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 00-14 "Accounting for Certain Sales Incentives." The EITF concluded that certain consumer and trade sales promotion expenses should be classified as a reduction of sales rather than as marketing expenses. Similar to many consumer packaged goods companies, the Company currently classifies certain consumer and trade sales promotion expenses as marketing expenses. In September 2000, the EITF also reached a final consensus on Issue 00-10 "Accounting for Shipping and Handling Costs." The EITF concluded that these costs cannot be reported as a reduction of revenue. The Company currently classifies certain shipping costs as a reduction of sales. The Company is currently evaluating the impact of these issues, which are expected to become effective in the fourth quarter of fiscal 2001. Upon adoption, prior period amounts will be reclassified to conform to the new requirements. As reclassifications, these changes will not have an effect on the Company's financial position or earnings.

         In September 2000, the EITF issued EITF 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 addresses, among other issues, how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash that is redeemable only if a customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period. At the January 2001 meeting, the Task Force reached a consensus on this Issue (Issue #3) that a vendor should recognize a cash rebate or refund obligation as a reduction of revenue based upon a systematic and rational allocation of the cost of honoring rebates or refunds earned and claimed to each of the underlying revenue transactions. The consensus on this Issue is effective for interim or annual periods ending after February 15, 2001, thus the Company adopted this guidance during the quarter ended March 31, 2001. As required, certain current year and prior year amounts have been reclassified from selling expenses to a reduction in net sales for the three- and nine-month periods presented.


                                            6 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000

                              RESULTS OF OPERATIONS



                                            Three Months Ended                   Nine Months Ended
                                                 March 31                            March 31
(Dollars in Thousands)                    2001              2000              2001              2000
-------------------------------------------------------------------------------------------------------

NET SALES
     Specialty Foods                   $   133,026      $   116,992        $   400,196      $   360,665
     Glassware and Candles                  76,931           74,245            268,329          291,821
     Automotive                             62,313           70,596            179,677          192,538
-------------------------------------------------------------------------------------------------------
                  Total                $   272,270      $   261,833        $   848,202      $   845,024
=======================================================================================================

As reflected above, consolidated net sales of $272,270,000 for the fiscal third quarter ended March 31, 2001 increased 4% over the comparable prior year total of $261,833,000. For the nine-month period ended March 31, 2001, net sales totaled $848,202,000 or slightly above the prior year total of $845,024,000.

For both periods presented, net sales of the Specialty Foods segment achieved notable sales increases benefiting from the September 2000 acquisition of the Sister Schubert's frozen roll product lines as well as through continued expansion of both retail and foodservice volumes. Retail growth benefited from increased sales of frozen bread products while foodservice growth was achieved through increased sales to large national restaurant chains. Increasing 4% for the third quarter, net sales of $76,931,000 for the Glassware and Candles segment improved primarily as a result of increased candle sales for several new product introductions and general growth in consumer glassware sales. Net sales for the nine months ended March 31, 2001 of $268,329,000 decreased 8% from the prior year as adversely affected by several factors including a general market softness, increased import competition and the effects of a significant customer of this segment restructuring its approach toward marketing candles. Net sales of the Automotive segment declined for both the three- and nine-month periods by 12% and 7%, respectively. Generally less favorable economic conditions and lower new vehicle sales adversely affected demand for this segment's products from both original equipment manufacturers and aftermarket customers.

The Company's consolidated gross margins as a percentage of net sales of 28.0% and 28.6% declined for both the respective three- and nine-month periods ended March 31, 2001 relative to the 29.6% and 30.3% achieved for the comparable periods of fiscal 2000. Food margins increased slightly as a result of the benefits of higher sales volumes and somewhat lower food commodity costs. The Company's other two segments experienced a decline in gross margins. The Automotive segment saw a less favorable sales mix, somewhat higher raw material prices and lower sales volumes that contributed to reduced absorption rates of fixed costs. Margins for the nine months were also negatively impacted by start-up costs associated with a new line of original equipment aluminum truck accessories. The decision to exit certain lower margin floor mat business also led to additional inventory reserves being provided in the current year's third quarter. Lower margins within the Glassware and Candles segment were primarily attributable to a generally lower mix of candle sales within the segment, some market-driven pricing deterioration as well as less favorable overhead absorption within candle operations due to the lower production volume. Glassware margins were also adversely affected by substantially higher natural gas costs and, for the nine-month period, by the effects of certain operational inefficiencies at the Sapulpa, Oklahoma consumer glassware facility and first quarter start-up costs associated with a new pressed glassware product line. Entering the quarter ended June 30, 2001, natural gas costs continue to remain higher than levels present a year ago.

Consolidated selling, general and administrative costs of $44,150,000 and $126,929,000 decreased 2% and 4%, respectively, from the corresponding fiscal 2000 three- and nine-month totals of $44,982,000 and $132,049,000. This decline was influenced by a charge of approximately $5 million in the prior year's third quarter related to the bankruptcy of a Specialty Foods customer. However, selling costs in the current year's


                                     7 of 9
third quarter otherwise increased as influenced by increased sales, greater promotional costs within the Specialty Foods segment and an overall higher mix of Specialty Food sales within consolidated sales.

The foregoing factors contributed to consolidated operating income totaling $31,954,000 and $115,437,000 for the three- and nine-month periods ended March 31, 2001. These amounts represented decreases of 2% and 7%, respectively, over the corresponding fiscal 2000 totals of $32,610,000 and $124,062,000. By segment, the Company's operating income can be summarized as follows:


                                                     Three Months Ended                   Nine Months Ended
                                                          March 31                            March 31
(Dollars in Thousands)                             2001              2000              2001              2000
----------------------------------------------------------------------------------------------------------------

  OPERATING INCOME
       Specialty Foods                          $    22,716       $  14,356         $    77,746        $  57,931
       Glassware and Candles                         10,528          15,900              41,157           64,677
       Automotive                                       180           3,686               1,108            5,770
       Corporate expenses                            (1,470)         (1,332)             (4,574)          (4,316)
----------------------------------------------------------------------------------------------------------------
                 Total                          $    31,954       $  32,610         $   115,437        $ 124,062
================================================================================================================


Similar to operating income, net income of $19,453,000 and $70,288,000 for the three- and nine-month periods ended March 31, 2001 declined 3% and 7% over the corresponding totals of fiscal 2000. As influenced by the Company's share repurchases, fully diluted earnings per share of $.52 for the three-month period increased 2% from the preceding year's $.51 per share. For the nine months ended March 31, 2001, earnings per share of $1.86 declined 2% compared to the preceding year's comparable total of $1.90.

While net income and earnings per share were not affected, certain current year and prior year amounts have been reclassified from selling expenses to a reduction in net sales in order to conform with the recent consensus reached by the EITF on EITF 00-22, Issue 3.

                               FINANCIAL CONDITION

Net cash provided by operating activities for the nine months ended March 31, 2001 totaled $97,331,000, which is $4,461,000 greater than the $92,870,000 provided in the nine months ended March 31, 2000. This fluctuation in cash flows primarily resulted from the extent of relative year-over-year changes in various working capital components.

Significant investment activities for the first nine months included a combined total of $49,626,000 paid for the Sister Schubert's (acquired in September 2000) and Mamma Bella (acquired in March 2001) businesses, net of cash acquired. The purchase price of Sister Schubert's is ultimately subject to further adjustment based largely on the future level of Sister Schubert's earnings, as defined, that will be attained through calendar 2004. Financing activities for the nine months ended March 31, 2001 included $21,150,000 expended for share repurchases and $18,853,000 for dividends paid. The level of dividends paid in the current period remained essentially unchanged from that paid in the comparable prior year period, as the share reduction resulting from share repurchases largely offset the impact of the quarterly $.01 per share increase in the effective dividend rate. Approximately 2,635,000 shares remained authorized for future buyback at March 31, 2001.

In February 2001, the Company entered into an unsecured revolving credit facility with a group of several commercial banks. The facility provides up to $125,000,000 in credit availability, expires in February 2004 and contains certain representations, warranties, covenants and conditions customary to credit facilities of this nature. Under terms of the agreement, certain financial ratios influence the extent of the Company's all-in borrowing costs, including interest and ongoing facility fees. This facility largely replaced discretionary commercial bank credit lines that were previously made available. Management believes that cash provided from operations and the currently available bank credit arrangements should be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 2001.


                                     8 of 9

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

                           PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               4.3 Credit Agreement dated as of February 13, 2001 among Lancaster Colony Corporation, The Lenders and Bank One, NA, as Agent (filed herewith)

         (b)   Reports on Form 8-K

               There were no reports filed on Form 8-K for the three months ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LANCASTER COLONY CORPORATION


Date:     May 10, 2001                      BY:  /S/John B. Gerlach, Jr.
     -------------------------------             ------------------------
                                                 JOHN B. GERLACH, JR.
                                                 Chairman, Chief Executive
                                                 Officer and President

Date:     May 10, 2001                      BY:  /S/John L. Boylan
     -------------------------------             ------------------
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