Form 10-Q
period 2001-09-30
LANCASTER COLONY CORP
filed 2001-11-09
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of September 30, 2001, there were approximately 37,051,000 shares of common stock, no par value per share, outstanding.



                                     1 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
               September 30, 2001 and June 30, 2001                        3

          Condensed Consolidated Statements of Income -
               Three Months Ended September 30, 2001 and 2000              4

          Condensed Consolidated Statements of Cash Flows -
               Three Months Ended September 30, 2001 and 2000              5

          Notes to Condensed Consolidated Financial Statements             6

          Management's Discussion and Analysis of the Results
               of Operations and Financial Condition                       7-9


Part II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K                        9

          Signatures                                                       9



                                     2 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     September 30    June 30
                                                         2001          2001
                                                     ------------  ------------
                                                     (Unaudited)
ASSETS
  Current Assets:
    Cash and equivalents                             $ 11,013,000  $  4,873,000

    Receivables - net of allowance for
      doubtful accounts                               128,626,000   107,895,000

    Inventories:
      Raw materials and supplies                       51,429,000    48,435,000
      Finished goods and work in process              131,417,000   135,952,000
                                                     ------------  ------------
        Total inventories                             182,846,000   184,387,000

    Prepaid expenses and other current assets          22,004,000    20,450,000
                                                     ------------  ------------
        Total current assets                          344,489,000   317,605,000

  Property, Plant and Equipment - At cost             439,872,000   437,138,000
  Less Accumulated Depreciation                       269,663,000   263,969,000
                                                     ------------  ------------
        Property, plant and equipment - net           170,209,000   173,169,000

  Goodwill - net of accumulated amortization           72,737,000    73,397,000

  Other Assets                                          7,220,000     7,766,000
                                                     ------------  ------------
  Total Assets                                       $594,655,000  $571,937,000
                                                     ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
    Short-term bank loans                                          $  4,500,000
    Current portion of long-term debt                $  1,340,000     1,945,000
    Accounts payable                                   45,933,000    41,565,000
    Accrued liabilities                                62,288,000    44,284,000
                                                     ------------  ------------

        Total current liabilities                     109,561,000    92,294,000

  Long-Term Debt - Less current portion                               1,095,000

  Other Noncurrent Liabilities                          7,365,000     7,346,000

  Deferred Income Taxes                                 9,986,000    11,301,000

  Shareholders' Equity:
    Preferred stock - authorized 3,050,000 shares
      issuable in series; Class A - $1.00 par value,
      authorized 750,000 shares; Class B and C -
      no par value, authorized 1,150,000 shares each;
      outstanding - none
    Common stock - authorized 75,000,000 shares;
      issued September 30, 2001 - no par value -
      47,315,330 shares; June 30, 2001 -
      no par value - 47,270,030 shares                 56,643,000    55,229,000

    Retained earnings                                 700,745,000   686,722,000

    Accumulated other comprehensive income                109,000        99,000
                                                     ------------  ------------
        Total                                         757,497,000   742,050,000

    Less:
      Common stock in treasury, at cost
        September 30, 2001 - 10,264,414 shares;
        June 30, 2001 - 10,016,814 shares             289,754,000   282,149,000
                                                     ------------  ------------
        Total shareholders' equity                    467,743,000   459,901,000
                                                     ------------  ------------
  Total Liabilities and Shareholders' Equity         $594,655,000  $571,937,000
                                                     ============  ============


See Notes to Condensed Consolidated Financial Statements



                                     3 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         Three Months Ended
                                                            September 30
                                                         2001          2000
                                                     ------------  ------------


Net Sales                                            $266,462,000  $262,045,000

Cost of Sales                                         205,612,000   200,145,000
                                                     ------------  ------------
Gross Margin                                           60,850,000    61,900,000

Selling, General and Administrative Expenses           27,197,000    26,841,000
                                                     ------------  ------------
Operating Income                                       33,653,000    35,059,000

Other Income (Expense):
  Interest Expense                                        (54,000)     (260,000)
  Interest Income and Other - Net                        (584,000)     (181,000)
                                                     ------------  ------------
Income Before Income Taxes                             33,015,000    34,618,000

Taxes Based on Income                                  12,674,000    13,371,000
                                                     ------------  ------------
Income Before Cumulative Effect of Accounting Change   20,341,000    21,247,000

Cumulative Effect of Accounting Change, Net of Tax                     (998,000)
                                                     ------------  ------------
Net Income                                           $ 20,341,000  $ 20,249,000
                                                     ============  ============

Net Income Per Common Share:

  Before Cumulative Effect of Accounting Change:
    Basic and Diluted                                      $  .55      $    .56
  Cumulative Effect of Accounting Change:
    Basic and Diluted                                                      (.03)
                                                           ------      --------
  After Cumulative Effect of Accounting Change:
    Basic and Diluted                                      $  .55      $    .53
                                                           ======      ========
Cash Dividends Per Common Share                            $  .17      $    .16
                                                           ======      ========

Weighted Average Common Shares Outstanding:
    Basic                                              37,181,000    37,886,000
    Diluted                                            37,230,000    37,893,000


See Notes to Condensed Consolidated Financial Statements



                                     4 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                           September 30
                                                        2001           2000
                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 20,341,000   $ 20,249,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                      8,741,000      8,726,000
    Deferred income taxes and other noncash charges   (1,296,000)     1,037,000
    Loss on sale of property                             110,000         21,000
    Changes in operating assets and liabilities:
      Receivables                                    (20,731,000)   (11,456,000)
      Inventories                                      1,541,000    (22,547,000)
      Prepaid expenses and other current assets       (1,554,000)    (1,366,000)
      Accounts payable                                 4,368,000      6,297,000
      Accrued liabilities                             18,054,000      7,492,000
                                                    ------------   ------------
    Net cash provided by operating activities         29,574,000      8,453,000
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisition, net of cash acquired                   (32,444,000)
  Payments on property additions                      (4,400,000)    (5,200,000)
  Proceeds from sale of property                           3,000          9,000
  Other - net                                           (288,000)      (618,000)
                                                    ------------   ------------
    Net cash used in investing activities             (4,685,000)   (38,253,000)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                          (7,605,000)    (5,490,000)
  Payment of dividends                                (6,318,000)    (6,051,000)
  Net change in short-term bank loans                 (4,500,000)    39,750,000
  Payments on long-term debt                          (1,700,000)      (300,000)
  Common stock issued upon exercise of stock
    options                                            1,364,000
                                                    ------------   ------------
    Net cash (used in) provided by financing
      activities                                     (18,759,000)    27,909,000
                                                    ------------   ------------
Effect of exchange rate changes on cash                   10,000         (8,000)
                                                    ------------   ------------
Net change in cash and equivalents                     6,140,000     (1,899,000)
Cash and equivalents at beginning of year              4,873,000      2,656,000
                                                    ------------   ------------
Cash and equivalents at end of period               $ 11,013,000   $    757,000
                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

  Cash paid during the period for:
    Interest                                        $     58,000   $    273,000
                                                    ============   ============
    Income taxes                                    $    958,000   $    959,000
                                                    ============   ============


See Notes to Condensed Consolidated Financial Statements



                                     5 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


(1) The interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended June 30, 2001.

(2) Comparative first quarter unaudited results by segment are as follows:

                                               Three Months Ended
                                                  September 30
            (Dollars in Thousands)             2001         2000
            -------------------------------------------------------

            NET SALES
                 Specialty Foods             $ 137,146    $ 120,856
                 Glassware and Candles          78,687       79,975
                 Automotive                     50,629       61,214
            -------------------------------------------------------
                       Total                 $ 266,462    $ 262,045
            =======================================================

            OPERATING INCOME
                 Specialty Foods             $  28,300    $  24,069
                 Glassware and Candles           5,396       12,061
                 Automotive                      1,500          403
                 Corporate expenses             (1,543)      (1,474)
            -------------------------------------------------------
                       Total                 $  33,653    $  35,059
            =======================================================

(3) At September 30, 2001, the Company is a party to various legal and environmental matters which have arisen in the ordinary course of business. Such matters did not have a material adverse effect on the current quarter results of operations and, in the opinion of management, their ultimate disposition will not have a material adverse effect on the Company's Consolidated Financial Statements.

    A lawsuit was filed against a subsidiary of the Company in late June 2001 asserting that the subsidiary received approximately $16 million in preferential payments prior to the January 2000 bankruptcy of a former customer. An answer to this claim was filed in July 2001 denying liability. The Company is also in receipt of informal notice regarding certain other, but less significant, claims from the same former customer including those involving two other subsidiaries of the Company. Management believes that it has substantial and meritorious defenses with respect to these matters and that the ultimate liability for this claim, while difficult to predict, will be significantly less than the originally asserted amount. Based upon management's best estimate of the range of potential exposure, approximately $1,000,000 has been accrued at September 30, 2001. Although there can be no assurance as to the outcome of these matters, management believes that its resolution will not have a material impact on the Company's financial position, but could have a material impact on interim or annual results of operations.



                                     6 of 9

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


                              RESULTS OF OPERATIONS


                                                 Three Months Ended
                                                    September 30
            (Dollars in Thousands)                2001        2000
            --------------------------------------------------------

            NET SALES
                 Specialty Foods                $137,146    $120,856
                 Glassware and Candles            78,687      79,975
                 Automotive                       50,629      61,214
            --------------------------------------------------------
                       Total                    $266,462    $262,045
            ========================================================


As reflected above, consolidated net sales for the three months ended September 30, 2001 reached a first quarter record total of $266,462,000, which is a 2% increase over the $262,045,000 for the three months ended September 30, 2000. This growth was generated by increased sales in the Specialty Foods segment as such sales totaled $137,146,000, a 13% increase over the comparable fiscal 2001 total of $120,856,000. The majority of this segment's increased sales was derived from internally generated growth, particularly sales of frozen breads into retail channels as well as sales of various products into large national accounts within foodservice channels. Sales of this segment also benefited from fiscal 2001's two food-related business acquisitions.

The Automotive segment's sales totaled $50,629,000, a 17% decline from the prior year's first quarter total of $61,214,000. This segment's sales to original equipment manufacturers ("OEMs") were influenced by the weakened economic conditions leading to lower builds of new vehicles. Net sales to OEMs in the first quarter of fiscal 2002 were further impacted by the Company's fiscal 2001 decision to exit certain low margin floor mat lines. Generally lackluster conditions in the automotive aftermarket have also adversely impacted sales of this segment. Similar to the Automotive segment, a softer economic environment appeared to adversely affect sales of the Glassware and Candles segment, as did increased competitive pricing pressures. First quarter sales of the Glassware and Candles segment totaling $78,687,000 declined 2% from the prior year's total of $79,975,000. Placement of a new line of private-label candles at a large mass merchandiser mitigated the decline otherwise present.

As a percentage of net sales, the Company's consolidated gross margins for the three months ended September 30, 2001 totaled 22.8% compared to 23.6% achieved during the comparable period of fiscal 2001. This decline is primarily attributable to lower gross margin levels occurring within the Glassware and Candles segment as affected by such factors as the increased market pricing pressures, higher levels of fixed cost absorption attributable to lower production levels and product placement costs incurred in fiscal 2002 associated with the product line introduction referenced above. Gross margins of the Automotive segment improved somewhat due to an improved sales mix, improvement in manufacturing processes and the effects of cost control initiatives. The Specialty Foods segment also showed modest margin improvement resulting from the benefits of a better retail sales mix, higher plant operating levels and relatively stable commodity costs.

Consolidated selling, general and administrative costs of $27,197,000 for the three months ended September 30, 2001 increased 1% from the $26,841,000 incurred for the three months ended September 30, 2000 but remained essentially unchanged as a percentage of sales at 10.2%.


                                     7 of 9

The foregoing factors contributed to consolidated operating income totaling $33,653,000 for the three months ended September 30, 2001, a decrease of 4% from the corresponding fiscal 2001 total of $35,059,000. By segment, the Company's operating income can be summarized as follows:

                                                Three Months Ended
                                                   September 30
            (Dollars in Thousands)              2001         2000
            -------------------------------------------------------

            OPERATING INCOME
                 Specialty Foods              $ 28,300     $ 24,069
                 Glassware and Candles           5,396       12,061
                 Automotive                      1,500          403
                 Corporate expenses             (1,543)      (1,474)
            -------------------------------------------------------
                       Total                  $ 33,653     $ 35,059
            =======================================================


With the effective income tax rate of 38.4% for the quarter ending September 30, 2001 being slightly lower than the 38.6% of the comparable period of fiscal 2001, net income of $20,341,000 was essentially even with the preceding year's net income for the quarter of $20,249,000. However, the prior year amount was net of a charge reflecting the cumulative effect of an accounting change that totaled $998,000 after taxes. Earnings per share for the first quarter of fiscal 2002 was influenced by the Company's share repurchase program and totaled $.55 per share on a fully diluted basis. The prior year's comparable per share amount was $.56 before the cumulative effect, and $.53 after reflecting the charge.


                               FINANCIAL CONDITION

For the three months ended September 30, 2001, net cash provided by operating activities totaled $29,574,000, which compares to $8,453,000 provided in the comparable period of fiscal 2001. This improvement primarily results from favorable relative changes in working capital components. In particular, inventories in the current year's first quarter declined by $1,541,000 compared to an increase in excess of $22 million experienced last year. Inventories of the nonfood segments have reflected comparative reductions as a result of slower business conditions and changes in production scheduling. Total working capital at September 30, 2001 of $234,928,000 increased by $9,617,000 over the $225,311,000 present this past June 30. Accounts receivable of $128,626,000 increased over $20 million during this period principally as a result of seasonal aspects typically occurring this time of year in the Glassware and Candles segment. Accrued liabilities also increased by approximately $18 million since June 30 primarily as a result of an increase in accruals for corporate income taxes.

Significant investment activities conducted during the three months ended September 30, 2001 included $4,400,000 expended for payments on property additions. Financing activities of note consisted of $7,605,000 expended for the purchase of treasury stock and $6,318,000 related to the payment of dividends. Approximately 2,353,000 shares remain authorized for future buyback at September 30, 2001. The dividends paid during the current quarter increased approximately 4% due to the effects of a 6% increase in the stated dividend rate being somewhat offset by the extent of share repurchases. Management believes that cash provided from operations and the currently available bank credit arrangements should be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 2002.

In July 2001, the Financial Accounting Standards Board issued two pronouncements, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", relating to the accounting for goodwill and other intangible assets associated with business combinations. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization for goodwill or intangibles with indefinite lives and requires at least annual assessments for impairment. The amortization provisions apply immediately to goodwill and intangible assets acquired after June 30, 2001 and will apply upon adoption of SFAS No. 142 in the first quarter of fiscal 2003 for goodwill and intangible assets recorded on the books at June 30, 2001. Within the first six months of adoption, the Company will perform the first of the required impairment



                                     8 of 9
tests of goodwill and intangible assets. Any initial adjustments relating to impairment will be accounted for as a cumulative change in accounting in the year of adoption. Management has not yet completed its analysis of these Statements as to their impact on the Company's financial statements and disclosures. Solely for informational purposes, goodwill amortization incurred during the first quarter of fiscal 2002 totaled approximately $660,000.


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


                           PART II. OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended September 30, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LANCASTER COLONY CORPORATION


Date:   November 9, 2001              By: /S/ John B. Gerlach, Jr.
     ----------------------               --------------------------------------
                                          JOHN B. GERLACH, JR.
                                          Chairman, Chief Executive
                                          Officer and President


Date:   November 9, 2001              By: /S/ John L. Boylan
     ----------------------               --------------------------------------
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