Form 10-Q
period 2001-12-31
LANCASTER COLONY CORP
filed 2002-02-11
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

        As of December 31, 2001, there were approximately 36,783,000 shares of common stock, no par value per share, outstanding.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------

Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
                December 31, 2001 and June 30, 2001                         3

          Condensed Consolidated Statements of Income -
                Three Months and Six Months
                Ended December 31, 2001 and 2000                            4

          Condensed Consolidated Statements of Cash Flows -
                Six Months Ended December 31, 2001 and 2000                 5

          Notes to Condensed Consolidated Financial Statements              6

          Management's Discussion and Analysis of the Results
                of Operations and Financial Condition                     7-9


Part II.  Other Information

          Item 4 -  Submission of Matters to a Vote of
                    Security Holders                                       10

          Item 6 -  Exhibits and Reports on Form 8-K                       10

          Signatures                                                       10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             December 31                   June 30
                                                                                 2001                        2001
                                                                             -------------              -------------
                                                                              (Unaudited)
ASSETS
   Current Assets:
       Cash and equivalents                                                  $  35,953,000              $   4,873,000

       Receivables (less allowance for doubtful accounts,
          December 31, 2001 - $19,316,000; June 30, 2001 - $3,167,000)         113,742,000                107,895,000

       Inventories:
          Raw materials and supplies                                            47,995,000                 48,435,000
          Finished goods and work in process                                   102,181,000                135,952,000
                                                                             -------------              -------------
              Total inventories                                                150,176,000                184,387,000

       Prepaid expenses and other current assets                                27,894,000                 20,450,000
                                                                             -------------              -------------

              Total current assets                                             327,765,000                317,605,000

   Property, Plant and Equipment - At cost                                     443,358,000                437,138,000
   Less Accumulated Depreciation                                               276,086,000                263,969,000
                                                                             -------------              -------------
              Property, plant and equipment - net                              167,272,000                173,169,000

   Goodwill - net of accumulated amortization                                   74,500,000                 73,397,000

   Other Assets                                                                  7,007,000                  7,766,000
                                                                             -------------              -------------

   Total Assets                                                              $ 576,544,000              $ 571,937,000
                                                                             =============              =============


LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:
       Short-term bank loans                                                                            $   4,500,000
       Current portion of long-term debt                                                                    1,945,000
       Accounts payable                                                      $  40,073,000                 41,565,000
       Accrued liabilities                                                      48,609,000                 44,284,000
                                                                             -------------              -------------

              Total current liabilities                                         88,682,000                 92,294,000

   Long-Term Debt - Less current portion                                                                    1,095,000

   Other Noncurrent Liabilities                                                  8,027,000                  7,346,000

   Deferred Income Taxes                                                         9,699,000                 11,301,000

   Shareholders' Equity:
       Preferred stock - authorized 3,050,000 shares issuable in series;
          Class A - $1.00 par value, authorized 750,000 shares;
          Class B and C - no par value, authorized 1,150,000 shares each;
          outstanding - none
       Common stock - authorized 75,000,000 shares; issued
          December 31, 2001 - no par value - 47,349,227 shares;
          June 30, 2001 - no par value - 47,270,030 shares                      57,711,000                 55,229,000

       Retained earnings                                                       711,543,000                686,722,000

       Accumulated other comprehensive income                                      101,000                     99,000
                                                                             -------------              -------------

              Total                                                            769,355,000                742,050,000

       Less:
          Common stock in treasury, at cost December 31, 2001 -
          10,566,414 shares; June 30, 2001 - 10,016,814 shares                 299,219,000                282,149,000
                                                                             -------------              -------------

              Total shareholders' equity                                       470,136,000                459,901,000
                                                                             -------------              -------------

   Total Liabilities and Shareholders' Equity                                $ 576,544,000              $ 571,937,000
                                                                             =============              =============


See Notes to Condensed Consolidated Financial Statements

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                    Three Months Ended                         Six Months Ended
                                                        December 31                               December 31
                                                  2001                2000                2001                2000
                                             -------------       -------------       -------------       -------------

Net Sales                                    $ 311,873,000       $ 311,101,000       $ 576,802,000       $ 571,777,000

Cost of Sales                                  241,520,000         233,861,000         447,132,000         434,006,000
                                             -------------       -------------       -------------       -------------

Gross Margin                                    70,353,000          77,240,000         129,670,000         137,771,000

Selling, General and
   Administrative Expenses                      42,359,000          28,385,000          68,023,000          53,857,000
                                             -------------       -------------       -------------       -------------

Operating Income                                27,994,000          48,855,000          61,647,000          83,914,000

Other Income (Expense):
      Interest Expense                                                (653,000)            (54,000)           (913,000)
      Interest Income and Other - Net              462,000             109,000            (122,000)            (72,000)
                                             -------------       -------------       -------------       -------------

Income Before Income Taxes                      28,456,000          48,311,000          61,471,000          82,929,000

Taxes Based on Income                           11,033,000          18,458,000          23,707,000          31,829,000
                                             -------------       -------------       -------------       -------------

Income Before Cumulative Effect
  of Accounting Change                          17,423,000          29,853,000          37,764,000          51,100,000
Cumulative Effect of Accounting Change,
  Net of Tax Benefit of $619,000                                                                              (998,000)
                                             -------------       -------------       -------------       -------------
Net Income                                   $  17,423,000       $  29,853,000       $  37,764,000       $  50,102,000
                                             =============       =============       =============       =============

Net Income Per Common Share:
   Before Cumulative Effect of
     Accounting Change:
       Basic and Diluted                     $         .47       $         .79       $        1.02       $        1.35
   Cumulative Effect of
     Accounting Change:
       Basic and Diluted                                                                                 $        (.03)
   After Cumulative Effect of
     Accounting Change:
       Basic and Diluted                     $         .47       $         .79       $        1.02       $        1.33

Cash Dividends Per Common Share              $         .18       $         .17       $         .35       $         .33

Weighted Average Common Shares
  Outstanding:
       Basic                                    36,880,000          37,714,000          37,031,000          37,800,000
       Diluted                                  36,931,000          37,724,000          37,081,000          37,809,000



See Notes to Condensed Consolidated Financial Statements

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    Six Months Ended
                                                                      December 31
                                                                 2001                2000
                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $ 37,764,000       $ 50,102,000
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                          17,486,000         17,617,000
        Provision for losses on accounts receivable            16,028,000            687,000
        Deferred income taxes and other noncash charges        (5,921,000)          (367,000)
        Loss (gain) on sale of property                            87,000           (453,000)
        Changes in operating assets and liabilities:
             Receivables                                      (21,875,000)       (24,615,000)
             Inventories                                       34,211,000          1,917,000
             Prepaid expenses and other current assets         (2,444,000)        (2,702,000)
             Accounts payable                                  (1,492,000)         2,106,000
             Accrued liabilities                                4,425,000         14,715,000
                                                             ------------       ------------

        Net cash provided by operating activities              78,269,000         59,007,000
                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions, net of cash acquired                             (32,444,000)
    Payments on property additions                             (8,734,000)       (11,363,000)
    Proceeds from sale of property                                 49,000            712,000
    Other - net                                                (3,335,000)        (1,090,000)
                                                             ------------       ------------

        Net cash used in investing activities                 (12,020,000)       (44,185,000)
                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                (17,070,000)        (6,412,000)
    Payment of dividends                                      (12,943,000)       (12,457,000)
    Net change in short-term bank loans                        (4,500,000)         5,750,000
    Payments on long-term debt                                 (3,040,000)          (535,000)
    Common stock issued upon exercise of stock options          2,382,000             99,000
                                                             ------------       ------------

        Net cash used in financing activities                 (35,171,000)       (13,555,000)
                                                             ------------       ------------

Effect of exchange rate changes on cash                             2,000             (9,000)
                                                             ------------       ------------
Net change in cash and equivalents                             31,080,000          1,258,000
Cash and equivalents at beginning of year                       4,873,000          2,656,000
                                                             ------------       ------------
Cash and equivalents at end of period                        $ 35,953,000       $  3,914,000
                                                             ============       ============


SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

    Cash paid during the period for:
        Interest                                             $     90,000       $    925,000
                                                             ============       ============
        Income taxes                                         $ 24,201,000       $ 20,271,000
                                                             ============       ============


See Notes to Condensed Consolidated Financial Statements

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

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

(2) Comparative second quarter and year-to-date unaudited results by segment are as follows:

                                                     Three Months Ended                   Six Months Ended
                                                         December 31                         December 31
         (Dollars in Thousands)                     2001              2000              2001              2000
         ---------------------------------------------------------------------------------------------------------

         NET SALES
              Specialty Foods                   $   149,728      $   134,491        $   285,548      $   254,389
              Glassware and Candles                 103,926          118,192            182,583          197,933
              Automotive                             58,219           58,418            108,671          119,455
         -------------------------------------------------------------------------------------------------------
                          Total                 $   311,873      $   311,101        $   576,802      $   571,777
         =======================================================================================================

         OPERATING INCOME
              Specialty Foods                   $    28,606      $    30,740        $    56,906      $    54,809
              Glassware and Candles                  (2,687)          19,220              2,709           31,281
              Automotive                              3,505              525              5,005              928
              Corporate expenses                     (1,430)          (1,630)            (2,973)          (3,104)
         -------------------------------------------------------------------------------------------------------
                          Total                 $    27,994      $    48,855        $    61,647      $    83,914
         =======================================================================================================

(3) In April 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which was later codified by EITF Issue No. 01-9. The EITF concluded that certain sales incentives which are currently classified as selling expenses are to be recorded as a reduction of revenue. The consensus on this EITF is effective for annual or interim periods beginning after December 15, 2001, and the Company early adopted this guidance during the quarter ended December 31, 2001. As required, certain current year and prior year amounts have been reclassified from selling expenses to a reduction in net sales for the three- and six-month periods presented.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or by other means. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has not yet completed its analysis of this Statement as to its impact on the Company's financial statements and disclosures.

(4) At December 31, 2001, the Company is a party to various legal and environmental matters which have arisen in the ordinary course of business. Such matters did not have a material adverse effect on the current quarter results of operations and, in the opinion of management, their ultimate disposition will not have a material adverse effect on the Company's Condensed Consolidated Financial Statements. In December 2001, the Company settled litigation originally filed in fiscal 2001 relating to the alleged receipt of preferential payments associated with a major customer's bankruptcy filing that occurred in January 2000. The effect of this settlement on the Company's financial results for the three and six months ended December 31, 2001 was not significant.

(5) On January 22, 2002, Kmart Corporation, a customer of the Company, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company recorded a provision of approximately $14.3 million in the quarter ended December 31, 2001 to reserve for the full amount of its accounts receivable exposure.

         Also in January 2002, the Company was notified by the U.S. Treasury Department that they would receive payment under the Continued Dumping and Subsidy Offset Act of 2000. In February 2002, consistent with this notice, the Company received a payment of approximately $15 million, which will be treated as other income in the third fiscal quarter financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000

                              RESULTS OF OPERATIONS

                                                     Three Months Ended                   Six Months Ended
                                                         December 31                         December 31
         (Dollars in Thousands)                    2001              2000              2001              2000
         -------------------------------------------------------------------------------------------------------

         NET SALES
              Specialty Foods                   $   149,728      $   134,491        $   285,548      $   254,389
              Glassware and Candles                 103,926          118,192            182,583          197,933
              Automotive                             58,219           58,418            108,671          119,455
         -------------------------------------------------------------------------------------------------------
                          Total                 $   311,873      $   311,101        $   576,802      $   571,777
         =======================================================================================================

As reflected above, consolidated net sales of $311,873,000 for the three months ended December 31, 2001 remained essentially level with the $311,101,000 recorded in the comparable period of fiscal 2001. Consolidated net sales for the six months ended December 31, 2001 of $576,802,000 increased 1% over the preceding year's total of $571,777,000.

Within the Specialty Foods segment, sales increases were achieved in excess of 11% and 12% in the respective three- and six-month periods, primarily resulting from internal growth. An increase in sales of frozen bread products led retail growth, including that derived from the March 2001 acquisition of the Mamma Bella product line. Foodservice volumes also increased, primarily as a result of the growth in larger, national restaurant accounts. Somewhat offsetting this sales growth was the increase in trade promotional costs, which are netted against gross sales. Such costs grew at a pace in excess of the segment's sales due, in part, to a marked curtailment in promotional activities of frozen garlic bread lines in the second quarter of last year, which reflected the limited production capacity available at that time. Other factors influencing the increase in these costs were the product mix and additional support provided for certain non-frozen product lines.

Net sales of the Glassware and Candles segment declined 12% and 8% for the respective three- and six-month periods. The generally weaker economic conditions present in the U.S. appeared to adversely impact the sales of most product lines within this segment. Sales of this segment's candle products were also affected by the impact of increased competitive pricing pressures. Net sales of the Automotive segment were essentially flat for the second quarter and declined approximately 9% for the six-month period. Less favorable economic conditions and lower new vehicle production adversely affected demand for this segment's products. Increased volume associated with new aluminum programs with OEM accounts mitigated the decline otherwise present.

The Company's consolidated gross margins as a percentage of net sales of 22.6% and 22.5% declined for both the respective three- and six-month periods ended December 31, 2001 relative to the 24.8% and 24.1% achieved for the comparable periods of fiscal 2001. Although automotive margins increased as a result of the benefits of higher production efficiencies and somewhat lower material costs, the Company's other two segments experienced a decline in such margins. Lower margins within the Glassware and Candles segment were attributable to lower sales levels, the existence of competitive pricing issues and less fixed-cost overhead absorption associated with a decline in production levels. Glassware margins were also adversely affected in the most recent quarter by costs associated with a labor strike occurring at one of the glassware production facilities. A labor settlement was reached at this location in January 2002. Natural gas costs associated with glassware production also continued near historically high levels through December 2001. Margins associated with specialty food products also declined as a result of the higher promotional costs discussed above and the presence of somewhat higher, dairy-related raw material costs.

Consolidated selling, general and administrative costs of $42,359,000 and $68,023,000 increased 49% and 26%, respectively, from the corresponding fiscal 2001 three- and six-month totals of $28,385,000 and $53,857,000. This increase is primarily the result of the Glassware and Candles segment incurring a charge of approximately $14.3 million to reserve for the full amount of its accounts receivable exposure with Kmart

Corporation, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2002. Sales to Kmart Corporation during fiscal 2001 comprised about 4% of consolidated net sales. Shipments made to Kmart between December 31, 2001 and the time of its bankruptcy filing were nominal. Although presently uncertain with respect to volume, the Company's shipments to Kmart are expected to resume in February 2002.

The foregoing factors contributed to consolidated operating income totaling $27,994,000 and $61,647,000 for the three- and six-month periods ended December 31, 2001. These amounts represented decreases of 43% and 27% over the corresponding fiscal 2001 totals of $48,855,000 and $83,914,000. By segment, the Company's operating income can be summarized as follows:

                                                     Three Months Ended                   Six Months Ended
                                                         December 31                         December 31
         (Dollars in Thousands)                     2001             2000              2001              2000
         -------------------------------------------------------------------------------------------------------

         OPERATING INCOME
              Specialty Foods                   $    28,606      $    30,740        $    56,906      $    54,809
              Glassware and Candles                  (2,687)          19,220              2,709           31,281
              Automotive                              3,505              525              5,005              928
              Corporate expenses                     (1,430)          (1,630)            (2,973)          (3,104)
         -------------------------------------------------------------------------------------------------------
                          Total                 $    27,994      $    48,855        $    61,647      $    83,914
         =======================================================================================================

Components of other income and expense in the consolidated statements of income, including interest, were affected in the current year by lowered levels of debt and interest rates. In addition, a gain was recorded in the second quarter of fiscal 2002 for approximately $1 million related to insurance proceeds from a casualty loss which occurred in January 2001. Other income for the second quarter of fiscal 2001 included a gain of approximately $477,000 related to the sale of idle facilities.

Similar to operating income, net income of $17,423,000 and $37,764,000 for the three- and six-month periods ended December 31, 2001 declined 42% and 25% over the corresponding totals of fiscal 2001. However, the prior year's earnings for six months reflected a charge for the cumulative effect of an accounting change that totaled $998,000 after taxes. As was further affected by the Company's share repurchases, fully diluted earnings per share of $.47 and $1.02 for the three- and six-month periods declined 40% and 23%, respectively, compared to the preceding year's comparable totals of $.79 and $1.33, after the cumulative effect of the accounting change.

While net income and earnings per share were not affected, certain current year and prior year amounts have been reclassified from selling expenses to a reduction in net sales in order to conform with the consensus reached by the Emerging Issues Task Force ("EITF") in EITF Issue No. 00-25 and as further codified by EITF Issue No. 01-9.

                               FINANCIAL CONDITION

Net cash provided by operating activities for the six months ended December 31, 2001 totaled $78,269,000, which is $19,262,000 greater than the $59,007,000 provided in the six months ended December 31, 2000. This fluctuation in cash flows primarily resulted from the extent of relative year-over-year changes in various working capital components. Inventory levels of $150,176,000 at December 31, 2001 decreased by $34,211,000 since June 30, which compares to a decrease of $1,917,000 during the comparable period of 2000. The greater decline occurring in 2001 was influenced by management intentionally attempting to rebalance inventories of non-food products to more appropriate levels on lower sales. Further initiatives in this regard are being implemented within the Glassware and Candles segment. The effect on cash flows of the lowered levels of fiscal 2002 net income was partially offset by a non-cash pretax charge of $14.3 million related to the bankruptcy of Kmart Corporation.

Significant investment activities for the first half of fiscal 2002 included $8,734,000 paid for property additions. Financing activities for the six months ended December 31, 2001 included $17,070,000 expended for share repurchases and $12,943,000 for dividends paid. The level of total dividends paid in the current period increased 4% over that paid in the comparable prior year as the share reduction resulting from share repurchases partially offset the impact of a $.01 per share increase in the effective dividend rate. Approximately 2,051,000 shares remained authorized for future buyback at December 31, 2001.

Management believes that cash provided from operations and the currently available bank credit arrangements should be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 2002.

In February 2002, consistent with notice previously provided to the Company by the U.S. Treasury Department in January, the Company received approximately $15 million under the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). This payment will be treated as other income in the third fiscal quarter financial statements. This legislation, which applies to the Company's candle operations, is in its first year of effectiveness and is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Payments to be received in future years under CDSOA are subject to many variables outside the control of the Company and, accordingly, the related amounts, if any, are not subject to reasonable estimation at the present time.

In July 2001, the Financial Accounting Standards Board issued two pronouncements, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", relating to the accounting for goodwill and other intangible assets associated with business combinations. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization for goodwill or intangibles with indefinite lives and requires at least annual assessments for impairment. The amortization provisions apply immediately to goodwill and intangible assets acquired after June 30, 2001 and will apply upon adoption of SFAS No. 142 in the first quarter of fiscal 2003 for goodwill and intangible assets recorded on the books at June 30, 2001. Within the first six months of adoption, the Company will perform the first of the required impairment tests of goodwill and intangible assets. Any initial adjustments relating to impairment will be accounted for as a cumulative change in accounting in the year of adoption. Solely for reference purposes, goodwill amortization incurred during the first six months of fiscal 2002 totaled approximately $1,321,000. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or by other means. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has not yet completed its analyses of these Statements as to their impact on the Company's financial statements and disclosures.




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

                           PART II. OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The registrant held its annual meeting of the shareholders on November 19, 2001. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. There were no matters discussed or voted upon at the annual meeting, except for the election of the following three directors whose term will expire in 2004:

                                               Shares                         Shares
                                               Voted            Shares          Not
                                               "For"         "Withheld"        Voted
                                            ------------     ----------     -----------

                John L. Boylan              29,819,056        4,168,233     3,174,327
                Henry M. O'Neill, Jr.       33,760,462          226,827     3,174,327
                Zuheir Sofia                33,724,801          262,488     3,174,327

         As of November 19, 2001, the following individuals also continued to serve as directors of the registrant:

                Kerrii B. Anderson                  Morris S. Halpern
                Robert L. Fox                       Robert S. Hamilton
                John B. Gerlach, Jr.                Edward H. Jennings

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended December 31, 2001.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LANCASTER COLONY CORPORATION



Date:   February 7, 2002                    BY:    /S/ John B. Gerlach, Jr.
     --------------------------                ---------------------------------
                                                   JOHN B. GERLACH, JR.
                                                   Chairman, Chief Executive
                                                   Officer and President


Date:   February 7, 2002                    BY:    /S/ John L. Boylan
     --------------------------                ---------------------------------
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