Form 10-Q
period 2002-03-31
LANCASTER COLONY CORP
filed 2002-05-13
CIK 57515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

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

     As of March 31, 2002, there were approximately 36,611,000 shares of common stock, no par value per share, outstanding.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.   Financial Information

          Condensed Consolidated Balance Sheets -
                March 31, 2002 and June 30, 2001                           3

          Condensed Consolidated Statements of Income -
                Three Months and Nine Months
                Ended March 31, 2002 and 2001                              4

          Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended March 31, 2002 and 2001                  5

          Notes to Condensed Consolidated Financial Statements             6

          Management's Discussion and Analysis of the Results
                of Operations and Financial Condition                   7-10


Part II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K                       10

          Signatures                                                      10




                                    2 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 March 31                   June 30
                                                                                   2002                       2001
                                                                               -----------                -----------
                                                                               (Unaudited)
ASSETS
   Current Assets:
       Cash and equivalents                                                  $  54,130,000              $   4,873,000

       Receivables - (less allowance for doubtful accounts,
          March 31, 2002 - $19,146,000; June 30, 2001 - $3,167,000)            115,712,000                107,895,000

       Inventories:
          Raw materials and supplies                                            48,501,000                 48,435,000
          Finished goods and work in process                                   106,005,000                135,952,000
                                                                             -------------              -------------
              Total inventories                                                154,506,000                184,387,000

       Prepaid expenses and other current assets                                28,780,000                 20,450,000
                                                                             -------------              -------------

              Total current assets                                             353,128,000                317,605,000

   Property, Plant and Equipment - at cost                                     448,701,000                437,138,000
   Less Accumulated Depreciation                                               283,286,000                263,969,000
                                                                             -------------              -------------
              Property, plant and equipment - net                              165,415,000                173,169,000

   Goodwill - net of accumulated amortization                                   73,357,000                 73,397,000

   Other Assets                                                                  6,647,000                  7,766,000
                                                                             -------------              -------------

   Total Assets                                                              $ 598,547,000              $ 571,937,000
                                                                             =============              =============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:
       Short-term bank loans                                                                            $   4,500,000
       Current portion of long-term debt                                                                    1,945,000
       Accounts payable                                                      $  43,055,000                 41,565,000
       Accrued liabilities                                                      49,757,000                 44,284,000
                                                                             -------------              -------------

              Total current liabilities                                         92,812,000                 92,294,000

   Long-Term Debt - less current portion                                                                    1,095,000

   Other Noncurrent Liabilities                                                  8,703,000                  7,346,000

   Deferred Income Taxes                                                        10,905,000                 11,301,000

   Shareholders' Equity:
       Preferred stock - authorized 3,050,000 shares issuable in series;
          Class A - $1.00 par value, authorized 750,000 shares;
          Class B and C - no par value, authorized 1,150,000 shares each;
          outstanding - none
       Common stock - authorized 75,000,000 shares; issued
          March 31, 2002 - no par value - 47,411,025 shares;
          June 30, 2001 - no par value - 47,270,030 shares                      59,547,000                 55,229,000

       Retained earnings                                                       733,758,000                686,722,000

       Accumulated other comprehensive income                                       99,000                     99,000
                                                                             -------------              -------------

              Total                                                            793,404,000                742,050,000

       Less:
          Common stock in treasury, at cost March 31, 2002 -
          10,800,414 shares; June 30, 2001 - 10,016,814 shares                 307,277,000                282,149,000
                                                                             -------------              -------------

              Total shareholders' equity                                       486,127,000                459,901,000
                                                                             -------------              -------------

   Total Liabilities and Shareholders' Equity                                $ 598,547,000              $ 571,937,000
                                                                             =============              =============


See Notes to Condensed Consolidated Financial Statements



                                    3 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                    Three Months Ended                         Nine Months Ended
                                                         March 31                                  March 31
                                                  2002               2001                   2002               2001
                                           ------------------  -----------------     -----------------   --------------

Net Sales                                  $   270,912,000     $  266,721,000        $  847,714,000      $  838,498,000

Cost of Sales                                  213,388,000        207,338,000           660,520,000         641,344,000
                                           ---------------     --------------        --------------      --------------

Gross Margin                                    57,524,000         59,383,000           187,194,000         197,154,000

Selling, General and

   Administrative Expenses                      26,030,000         28,050,000            94,053,000          81,907,000
                                           ---------------     --------------        --------------      --------------

Operating Income                                31,494,000         31,333,000            93,141,000         115,247,000

Other Income (Expense):
      Interest Expense                                               (116,000)              (54,000)         (1,029,000)
      Interest Income and Other - Net           15,383,000           (324,000)           15,261,000            (396,000)
                                           ---------------     --------------        --------------      --------------

Income Before Income Taxes                      46,877,000         30,893,000           108,348,000         113,822,000

Taxes Based on Income                           18,070,000         11,823,000            41,777,000          43,652,000
                                           ---------------     --------------        --------------      --------------

Income Before Cumulative Effect
  of Accounting Change                          28,807,000         19,070,000            66,571,000          70,170,000

Cumulative Effect of Accounting Change,
  Net of Tax Benefit of $619,000                                                                               (998,000)
                                           ---------------     --------------        --------------      --------------
Net Income                                 $    28,807,000     $   19,070,000        $   66,571,000      $   69,172,000
                                           ===============     ==============        ==============      ==============

Net Income Per Common Share:
   Before Cumulative Effect of
     Accounting Change:
       Basic and Diluted                          $   .78             $   .51               $  1.80            $   1.86

   Cumulative Effect of
     Accounting Change:
       Basic and Diluted                                                                                           (.03)

   After Cumulative Effect of
     Accounting Change:
       Basic and Diluted                          $   .78             $   .51               $  1.80            $   1.83

Cash Dividends Per Common Share                   $   .18             $   .17               $   .53            $    .50

Weighted Average Common Shares
   Outstanding:
       Basic                                    36,712,000         37,603,000            36,924,000          37,735,000
       Diluted                                  36,777,000         37,620,000            36,980,000          37,746,000



See Notes to Condensed Consolidated Financial Statements



                                    4 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             Nine Months Ended
                                                                                 March 31
                                                                          2002                 2001
                                                                   ---------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $    66,571,000      $     69,172,000
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                   26,352,000            26,511,000
        Provision for losses on accounts receivable                     16,418,000             1,487,000
        Deferred income taxes and other noncash charges                 (6,039,000)             (400,000)
        Loss (gain) on sale of property                                    129,000              (411,000)
        Changes in operating assets and liabilities:
             Receivables                                               (24,235,000)           (8,000,000)
             Inventories                                                29,881,000            (2,946,000)
             Prepaid expenses and other current assets                  (1,330,000)             (552,000)
             Accounts payable                                            1,490,000             4,363,000
             Accrued liabilities                                         5,673,000             8,107,000
                                                                   ---------------      ----------------

        Net cash provided by operating activities                      114,910,000            97,331,000
                                                                   ---------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions, net of cash acquired                                         (49,626,000)
    Payments on property additions                                     (14,305,000)          (17,682,000)
    Proceeds from sale of property                                          80,000               750,000
    Other - net                                                         (3,343,000)           (2,204,000)
                                                                   ---------------      ----------------

        Net cash used in investing activities                          (17,568,000)          (68,762,000)
                                                                   ---------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock                                         (25,128,000)          (21,150,000)
    Payment of dividends                                               (19,535,000)          (18,853,000)
    Net change in short-term bank loans                                 (4,500,000)           14,750,000
    Payments on long-term debt, including acquisition
        debt payoff                                                     (3,040,000)             (836,000)
    Common stock issued upon exercise of stock options                   4,118,000             2,043,000
                                                                   ---------------      ----------------

        Net cash used in financing activities                          (48,085,000)          (24,046,000)
                                                                   ---------------      ----------------

Effect of exchange rate changes on cash                                                           (8,000)
                                                                   ---------------      ----------------
Net change in cash and equivalents                                      49,257,000             4,515,000
Cash and equivalents at beginning of year                                4,873,000             2,656,000
                                                                   ---------------      ----------------
Cash and equivalents at end of period                              $    54,130,000      $      7,171,000
                                                                   ===============      ================

SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

    Cash paid during the period for:
        Interest                                                   $       111,000      $      1,043,000
                                                                   ===============      ================
        Income taxes                                               $    44,179,000      $     44,393,000
                                                                   ===============      ================


See Notes to Condensed Consolidated Financial Statements



                                    5 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE PERIODS ENDED MARCH 31, 2002 AND 2001

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

(2) Comparative third quarter and year-to-date unaudited results by segment are as follows:


                                           Three Months Ended                   Nine Months Ended
                                                 March 31                            March 31
(Dollars in Thousands)                     2002             2001              2002              2001
-------------------------------------------------------------------------------------------------------
NET SALES
   Specialty Foods                   $   143,425       $   125,244       $   428,973       $   379,633
   Glassware and Candles                  67,988            78,660           250,571           276,593
   Automotive                             59,499            62,817           168,170           182,272
-------------------------------------------------------------------------------------------------------
             Total                   $   270,912       $   266,721       $   847,714       $   838,498
=======================================================================================================

OPERATING INCOME
   Specialty Foods                   $    25,910       $    22,511       $    82,816       $    77,320
   Glassware and Candles                   2,291            10,112             5,000            41,393
   Automotive                              4,720               180             9,725             1,108
   Corporate Expenses                     (1,427)           (1,470)           (4,400)           (4,574)
-------------------------------------------------------------------------------------------------------
             Total                   $    31,494       $    31,333       $    93,141       $   115,247
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

(4) On January 22, 2002, Kmart Corporation, a customer of the Company, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Company recorded a provision of approximately $14.3 million in the quarter ended December 31, 2001 to reserve for the full amount of its accounts receivable exposure. Sales to Kmart Corporation during fiscal 2001 comprised approximately 4% of consolidated net sales. Shipments made to Kmart between December 31, 2001 and the time of its bankruptcy filing were nominal. The Company's shipments to Kmart resumed in February 2002.

(5) In January 2002, the Company was notified by the U.S. Treasury Department that it would receive payment under the Continued Dumping and Subsidy Offset Act of 2000. In February 2002, consistent with this notice, the Company received a payment of approximately $15.6 million, which was treated as other income in the third fiscal quarter financial statements.

(6) In February 2002, as permitted in the original agreement, the Company extended the maturity of its unsecured revolving credit facility by one year to February 2005. All other terms and conditions within the facility remained unchanged.



                                    6 of 10

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  FOR THE PERIODS ENDED MARCH 31, 2002 AND 2001

                              RESULTS OF OPERATIONS


                                            Three Months Ended                   Nine Months Ended
                                                 March 31                            March 31
(Dollars in Thousands)                    2002              2001              2002              2001
-----------------------------------------------------------------------------------------------------
NET SALES
  Specialty Foods                   $   143,425      $   125,244        $   428,973      $   379,633
  Glassware and Candles                  67,988           78,660            250,571          276,593
  Automotive                             59,499           62,817            168,170          182,272
-----------------------------------------------------------------------------------------------------
           Total                    $   270,912      $   266,721        $   847,714      $   838,498
=====================================================================================================


As reflected above, consolidated net sales of $270,912,000 for the fiscal third quarter ended March 31, 2002 increased approximately 2% over the comparable prior year total of $266,721,000. For the nine-month period ended March 31, 2002, net sales totaled $847,714,000 or 1% above the prior year total of $838,498,000.

Net sales of the Specialty Foods segment for the three- and nine-month periods ended March 31, 2002 achieved year-over-year sales increases of approximately 15% and 13%, respectively, reflecting growth in both the retail and foodservice markets. The majority of this growth was internally generated. Retail growth derived particular benefit from the sale of frozen bread products although growth within the most recent quarter was relatively broad-based. Foodservice volumes increased throughout the year as a result of several new programs with large national restaurant accounts. Somewhat offsetting this sales growth was the increase in trade promotional costs, which are netted against gross sales. Such costs grew at a pace in excess of the segment's sales due, in part, to a marked curtailment in promotional activities of frozen garlic bread lines in the second and third quarters of last year, which reflected the more limited production capacity available at that time. Other factors influencing the increase in these costs were the product mix and additional support provided for certain non-frozen product lines.

Sales of the Company's non-food products declined for both the three- and nine-month periods ended March 31, 2002. Net sales of the Glassware and Candles segment declined by nearly 14% and 9% during the respective three- and nine-month periods ended March 31, 2002. The quarter ended March 31, 2002 was influenced by the prior year's comparable period having larger initial stocking shipments of newly introduced products. Additionally, both periods presented for fiscal 2002 have been adversely affected by the presence of weaker market conditions and a more competitive pricing environment. Net sales of the Automotive segment have also declined during the current three- and nine-month periods by 5% and 8%, respectively. Generally lower aftermarket volumes have been influenced by the softened economy and increased market competition. Increased volume associated with new aluminum accessory programs with OEM accounts mitigated the decline otherwise present.

The Company's consolidated gross margins as a percentage of net sales of 21.2% and 22.1% declined for both the respective three- and nine-month periods ended March 31, 2002 relative to the 22.3% and 23.5% achieved for the comparable periods of fiscal 2001. The decline is primarily attributable to lower gross margin levels occurring within the Glassware and Candles segment as affected by such factors as the increased competitive pricing pressures, less fixed cost overhead absorption attributable to lower production levels and generally lower production efficiencies within certain glass manufacturing operations. Also, from October 2001 into January 2002, this segment incurred additional costs as a result of a labor strike occurring at one of its glassware production facilities. Looking forward, gross margins in the fourth quarter of fiscal 2002 will be affected by the planned shutdown and rebuild of a glass-melting tank.

The margins of the Specialty Foods segment were also somewhat lower in fiscal 2002 as impacted by the promotional costs mentioned above. Year-to-date comparisons were also adversely affected by somewhat higher average dairy-related raw material costs, present in the first six months of fiscal 2002. Gross margins within the Automotive segment increased as a result of the benefits of higher production efficiencies and somewhat lower




                                    7 of 10
material costs. The decision to exit certain low margin floor mat business also led to additional inventory reserves being provided in the prior year's third quarter.

Consolidated selling, general and administrative costs of $26,030,000 and $94,053,000 decreased 7% and increased 15%, respectively, from the corresponding fiscal 2001 three- and nine-month totals of $28,050,000 and $81,907,000. Contributing to the decline in the most recent quarterly total were volume-driven decreases in non-food selling costs and a lower provision for bad debts. The fiscal 2002 nine-month total includes a second quarter provision for bad debts within the Glassware and Candles segment of approximately $14,300,000 related to the Company's accounts receivable exposure to Kmart Corporation, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on January 22, 2002. Sales to Kmart Corporation during fiscal 2001 comprised approximately 4% of consolidated net sales. Shipments made to Kmart between December 31, 2001 and the time of its bankruptcy filing were nominal. The Company's shipments to Kmart resumed in February 2002.

The foregoing factors contributed to consolidated operating income totaling $31,494,000 and $93,141,000 for the respective three- and nine-month periods ended March 31, 2002 compared to the corresponding fiscal 2001 totals of $31,333,000 and $115,247,000. By segment, the Company's operating income can be summarized as follows:


                                        Three Months Ended                   Nine Months Ended
                                             March 31                            March 31
(Dollars in Thousands)                2002              2001              2002              2001
----------------------------------------------------------------------------------------------------
OPERATING INCOME
   Specialty Foods                $   25,910       $   22,511          $   82,816        $    77,320
   Glassware and Candles               2,291           10,112               5,000             41,393
   Automotive                          4,720              180               9,725              1,108
   Corporate Expenses                 (1,427)          (1,470)             (4,400)            (4,574)
  ---------------------------------------------------------------------------------------------------
            Total                 $   31,494       $   31,333          $   93,141        $   115,247
  ===================================================================================================


Components of other income and expense in the consolidated statements of income, including interest, were affected in the current year by lower levels of debt and interest rates. Additionally, in February 2002, consistent with notice previously provided to the Company by the U.S. Treasury Department in January, the Company received approximately $15.6 million under the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). This amount was recorded as other income in the accompanying financial statements. The CDSOA, which applies to the Company's candle operations, is in its first year of effectiveness and is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Payments to be received in future years under CDSOA are subject to many variables outside the control of the Company and, accordingly, the related amounts, if any, are not subject to reasonable estimation at the present time. Other income also included a gain, which was recorded in the second quarter of fiscal 2002, for approximately $1 million related to insurance proceeds from a casualty loss that occurred during January 2001. For the second quarter of fiscal 2001, other income included a gain of approximately $477,000 related to the sale of idle facilities.

As influenced by the remittance under CDSOA, net income of $28,807,000 and $66,571,000 for the three- and nine-month periods ended March 31, 2002 increased 51% and declined 4% over the respective totals of fiscal 2001. The prior year's earnings for nine months reflected a charge for the cumulative effect of an accounting change that totaled $998,000 after taxes. As was further affected by the Company's share repurchases, fully diluted earnings per share of $.78 and $1.80 for the three- and nine-month periods of fiscal 2002 increased 53% and declined 2%, respectively, compared to the preceding year's comparable totals of $.51 and $1.83, after the cumulative effect of the accounting change.

While net income and earnings per share were not affected, certain prior year amounts have been reclassified from selling expenses to a reduction in net sales in order to conform with the consensus reached by the Emerging Issues Task Force ("EITF") in EITF No. 00-25 and as further codified by EITF No. 01-9.




                                    8 of 10

                               FINANCIAL CONDITION

Net cash provided by operating activities for the nine months ended March 31, 2002 totaled $114,910,000, which is $17,579,000 greater than the $97,331,000 provided in the nine months ended March 31, 2001. This fluctuation in cash flows primarily resulted from the extent of relative year-over-year changes in various working capital components. Inventory levels of $154,506,000 at March 31, 2002 decreased by $29,881,000 since June 30, which compares to an increase of $2,946,000 during the comparable period of fiscal 2001. The decline occurring in fiscal 2002 was influenced by management intentionally attempting to rebalance inventories of non-food products to more appropriate levels on lower sales. Further initiatives in this regard are being implemented within the Glassware and Candles segment.

Significant investment activities for the first nine months included $14,305,000 for property additions. Financing activities for the nine months ended March 31, 2002 included $25,128,000 expended for share repurchases and $19,535,000 for dividends paid. The level of dividends paid in the current period increased by 4% over the amount paid in the comparable prior year period as the share reduction resulting from share repurchases partially offset the impact of a $.01 per share increase in the effective dividend rate. Approximately 1,817,000 shares remained authorized for future buyback at March 31, 2002.

In February 2002, as permitted in the original agreement, the Company extended its unsecured revolving credit facility by one year to February 2005. All other terms and conditions within the facility remained unchanged. Management believes that cash provided from operations and the currently available bank credit arrangements should be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 2002.

In July 2001, the Financial Accounting Standards Board ("FASB") issued two pronouncements, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", relating to the accounting for goodwill and other intangible assets associated with business combinations. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization for goodwill or intangibles with indefinite lives and requires at least annual assessments for impairment. The amortization provisions apply immediately to goodwill and intangible assets acquired after June 30, 2001 and will apply upon adoption of SFAS No. 142 in the first quarter of fiscal 2003 for goodwill and intangible assets recorded on the books at June 30, 2001. Within the first six months of adoption, the Company will perform the first of the required impairment tests of goodwill and intangible assets. Any initial adjustments relating to impairment will be accounted for as a cumulative change in accounting in the year of adoption. Solely for reference purposes, goodwill amortization incurred during the first nine months of fiscal 2002 totaled approximately $2 million. In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or by other means. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has not yet completed its analyses of these Statements as to their impact on the Company's financial statements and disclosures.

                                  SAFE HARBOR STATEMENT
               UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

               This Form 10-Q contains forward-looking statements related to future growth and earnings opportunities. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. Actual results may differ as a result of factors over which the Company has no control including the strength of the economy, slower than anticipated sales growth, the extent of operational efficiencies achieved, the success of new product introductions, price and product competition, and increases in raw materials costs. Management believes these forward-looking statements to be




                                    9 of 10
               reasonable; however, undue reliance should not be placed on such statements, which are based on current expectations. The Company undertakes no obligation to publicly update such forward-looking statements. More detailed statements regarding significant events which could affect the Company's financial results are included in the Company's Forms 10-K and 10-Q filed with the Securities and Exchange Commission.

                                PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LANCASTER COLONY CORPORATION



Date:     May 10, 2002                  BY:  /S/John B. Gerlach, Jr.
     --------------------------            --------------------------
                                             JOHN B. GERLACH, JR.
                                             Chairman, Chief Executive
                                             Officer and President



Date:     May 10, 2002                  BY:  /S/John L. Boylan
     --------------------------            --------------------------
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







                                    10 of 10