Form 10-K
period 2002-06-30
LANCASTER COLONY CORP
filed 2002-09-25
CIK 57515

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004

                                    FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-4065-1


                          LANCASTER COLONY CORPORATION
             (Exact name of registrant as specified in its charter)


             OHIO                                                13-1955943
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


         37 WEST BROAD STREET                                      43215
            COLUMBUS, OHIO                                       (Zip Code)
(Address of principal executive offices)


                                  614-224-7141
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------
                       Common Stock-No Par Value Per Share
       (Including Series A Participating Preferred Stock Purchase Rights)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates on August 30, 2002 was approximately $1,141,265,000, based on the closing price of these shares on that day.

     As of August 30, 2002, there were approximately 36,550,000 shares of Common Stock, no par value per share, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement to be filed for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2002 Definitive Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

     Current and periodic reports are available at the Company Web site (www.lancastercolony.com) free of charge as soon as reasonably practicable after such material is electronically filed with the Commission.

EXHIBIT INDEX LOCATED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K.
================================================================================

                          LANCASTER COLONY CORPORATION

                                TABLE OF CONTENTS


ITEM NO.
--------

                                    PART I


    1.   Business
    2.   Properties
    3.   Legal Proceedings
    4.   Submission of Matters to a Vote of Security Holders
Supplementary Item. Executive Officers of the Registrant


                                    PART II

    5.   Market for the Registrant's Common Stock and Related
           Stockholder Matters
    6.   Selected Financial Data
    7. Management's Discussion and Analysis of Results of Operations and Financial Condition
    7a.  Quantitative and Qualitative Disclosures About Market Risk
    8.   Financial Statements and Supplementary Data
    9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                   PART III

  10.    Directors and Executive Officers of the Registrant
  11.    Executive Compensation
  12.    Security Ownership of Certain Beneficial Owners and Management
  13.    Certain Relationships and Related Transactions


                                    PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
Index to Exhibits

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

DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     The registrant operates in three business segments - "specialty foods," "glassware and candles" and "automotive" - which accounted for approximately 51%, 28% and 21%, respectively, of consolidated net sales for the fiscal year ended June 30, 2002. The financial information relating to business segments for each of the three years in the period ended June 30, 2002 is included in Note 13 to the consolidated financial statements, which is included in Part II, Item 8 of this Form 10-K. Further description of each business segment the registrant operates within is provided below:

   SPECIALTY FOODS

     The food products manufactured and sold by the registrant include salad dressings and sauces marketed under the brand names "Marzetti," "T. Marzetti's," "Cardini's," "Pfeiffer" and "Girard's"; fruit glazes, vegetable dips and fruit dips marketed under the brand name "T. Marzetti's"; frozen unbaked pies marketed under the brand name "Mountain Top"; frozen hearth-baked breads marketed under the brand names "New York Brand" and "Mamma Bella"; frozen yeast Parker House style dinner rolls and sweet rolls marketed under the brand name "Sister Schubert's"; premium dry egg noodles marketed under the brand names "Inn Maid" and "Amish Kitchen"; frozen specialty noodles and pastas marketed under the brand name "Reames"; croutons and related products marketed under the brand names "Chatham Village" and "T. Marzetti's" and caviar marketed under the brand name "Romanoff." A portion of the registrant's sales in this segment are also sold under private label to retailers, distributors and restaurants primarily in the United States.

     A significant portion of this segment's product lines is manufactured by the registrant in 13 plants located throughout the United States. Certain individual items are manufactured and packaged by third parties located in the United States and Canada under contractual agreements established by the registrant.

     The dressings, sauces, croutons, fruit glazes, vegetable dips, fruit dips, frozen hearth-baked breads and yeast rolls are sold primarily through sales personnel, food brokers and distributors in various metropolitan areas in the United States with sales being made to retail, club stores and/or foodservice markets.

     The dry egg noodles and frozen specialty noodles are sold through sales personnel, food brokers and distributors to retail markets principally in the central and midwestern United States.

     One customer accounted for approximately 11% of this segment's total net sales in the current year. Although the registrant is a leading producer in several of its product categories, all of the markets in which the registrant sells food products are highly competitive in the areas of price, quality and customer service.

     During fiscal year 2002, the registrant obtained adequate supplies of raw materials for this segment.

     The registrant's firm order backlog at June 30, 2002, in this business segment, was approximately $9,267,000 as compared to a backlog of approximately $14,194,000 as of the end of the preceding fiscal year. It is expected that all of these orders will be filled during the current fiscal year. The operations of this segment are not affected to any material extent by seasonal fluctuations. The registrant does not utilize any franchises or concessions in this business segment. The trademarks which it utilizes are significant to the overall success of this segment. However, the patents and licenses under which it operates are not essential to the overall success of this segment.

   GLASSWARE AND CANDLES

     Candles and other home fragrance products of all sizes, forms and fragrance are primarily sold to the mass merchandise markets as well as to supermarkets, drug stores and specialty shops under the brand names "Candle-lite" and "Lancaster Colony." A portion of the registrant's candle business is marketed under private label.

     Glass products include a broad range of machine pressed and machine blown consumer glassware and industrial glass products such as security and interior warehouse lighting components, cathode ray tubes and lenses.

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

     The registrant's glass products are sold to discount, department, variety, drug stores and specialty shops, as well as to jobbers. Commercial markets such as foodservice, hotels, hospitals and schools are also served by this segment's products.

     All the markets in which the registrant sells houseware products are highly competitive in the areas of design, price, quality and customer service. The aggregate sales of glassware and candles to two customers accounted for approximately 32% of this segment's total net sales during fiscal 2002 and 2001. No other customer accounted for more than 10% of this segment's total net sales.

     During fiscal year 2002, the registrant obtained adequate supplies of raw materials for this segment.

     The registrant's firm order backlog at June 30, 2002, in this business segment, was approximately $33,786,000 as compared to approximately $15,631,000 as of the end of the preceding fiscal year. The current year's increase was due to the timing of receipt of certain seasonal orders. It is expected that all of these orders will be filled during the current fiscal year. Seasonal retail stocking patterns cause certain of this segment's products to experience increased sales in the first half of the fiscal year. The registrant does not use any franchises or concessions in this segment. The patents under which it operates are not essential to the overall success of this segment. However, certain trademarks and licenses are important to this segment's marketing efforts.

   AUTOMOTIVE

     The registrant manufactures and sells a complete line of rubber, vinyl and carpeted floor mats to both original equipment manufacturers and aftermarket retailers. Other products include pickup truck bed mats; running boards; tube steps; tool boxes and other accessories for pickup trucks, vans and sport utility vehicles; heavy-duty truck and trailer splash guards and quarter fenders; and accessories such as cup holders, litter caddies and floor consoles. The automotive aftermarket products are marketed primarily through mass merchandisers and automotive outlets. Floor mats are marketed under the brand name "Rubber Queen," bed mats under the "Protecta" trademark, and aluminum accessories and running boards under the "Dee Zee" brand name. These products are also subject to marketing under private labels. The aggregate sales to two customers accounted for approximately 38% and 37% of this segment's total net sales during fiscal 2002 and 2001, respectively. No other customer accounted for more than 10% of this segment's total net sales. Although the registrant is a market leader in many of its product lines, all the markets in which the registrant sells automotive products are highly competitive in the areas of design, price, quality and customer service.

     During fiscal year 2002, the registrant obtained adequate supplies of raw materials for this segment.

     The registrant's firm order backlog at June 30, 2002, in this business segment, was approximately $6,102,000 as compared to a backlog of approximately $3,216,000 as of the end of the preceding fiscal year. Such backlogs do not reflect certain orders by original equipment manufacturers as, due to its nature, such information is not readily available. It is expected that all of these orders will be filled during the current fiscal year. The operations of this segment are not affected to any material extent by seasonal fluctuations. The registrant does not utilize any significant franchises or concessions in this segment. The patents and licenses under which it operates are generally not essential to the overall success of this segment. However, certain trademarks are valuable to the segment's marketing efforts.

NET SALES BY CLASS OF PRODUCTS

     The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products which accounted for at least 10% of the registrant's consolidated net sales in any fiscal year from 2000 through 2002:

                                                       2002       2001      2000
                                                       ----       ----      ----
     Specialty Foods:
       Retail.......................................    27%        25%       22%
       Foodservice..................................    24%        22%       20%
     Glassware and Candles:
       Consumer Table and Giftware..................    24%        26%       29%
     Automotive:
       Original Equipment Manufacturers.............    13%        13%       14%
       Aftermarket..................................     8%         9%       10%

     Combined net sales from the three segments to Wal-Mart Stores, Inc. totaled approximately 12%, 11% and 10% of consolidated net sales for fiscal years 2002, 2001 and 2000, respectively.

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

   EMPLOYEES

     As of June 30, 2002, Lancaster Colony employed approximately 5,900 individuals. Approximately 37% of these employees are represented under various collective bargaining agreements, which expire from March 2003 to February 2007. No employees are working under expired collective bargaining agreements. While management believes that labor relations with unionized employees are good, a prolonged labor dispute could have a material adverse effect on business and results of operations.

   FOREIGN OPERATIONS AND EXPORT SALES

     Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations.

ITEM 2. PROPERTIES

     The registrant uses approximately 6,013,000 square feet of space for its operations. Of this space, approximately 1,050,000 square feet are leased.

     The following table summarizes locations wherein multiple facilities are aggregated and in total exceed 75,000 square feet of space and which are considered the principal manufacturing and warehousing operations of the registrant:

                                                                     APPROXIMATE
             LOCATION                    BUSINESS SEGMENT(S)         SQUARE FEET
             --------                    -------------------         -----------

     Bedford Heights, OH (4)..Specialty Foods.......................    81,000
     Columbus, OH.............Specialty Foods.......................   244,000
     Coshocton, OH (2)........Automotive............................   630,000
     Des Moines, IA (5).......Automotive............................   391,000
     Dunkirk, IN .............Glassware and Candles.................   729,000
     Grove City, OH...........Specialty Foods.......................   195,000
     Jackson, OH..............Automotive and Glassware and Candles..   223,000
     LaGrange, GA.............Automotive............................   211,000
     Lancaster, OH............Glassware and Candles.................   465,000
     Leesburg, OH (1).........Glassware and Candles.................   875,000
     Milpitas, CA (5).........Specialty Foods.......................   130,000
     Muncie, IN...............Glassware and Candles.................   148,000
     Sapulpa, OK (4)..........Glassware and Candles.................   686,000
     Wapakoneta, OH (1).......Automotive............................   240,000
     Waycross, GA (2)(3)......Automotive............................   152,000
     Wilson, NY ..............Specialty Foods.......................    80,000

--------------
(1) Part leased on a monthly basis.
(2) Part leased for term expiring in 2002.
(3) Part leased for term expiring in 2003.
(4) Part leased for term expiring in 2004.
(5) Part leased for term expiring in 2005.


ITEM 3. LEGAL PROCEEDINGS

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Supplementary Item. Executive Officers of the Registrant

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 18, 2002.

     The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by such person and each person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer of the registrant:

                                                                                                     FIRST
                                                                                                    ELECTED
                                                                                     AGE AS OF        AN
                                                OFFICES AND                          AUGUST 30,    EXECUTIVE
     NAME                                     POSITIONS HELD                            2002        OFFICER
     ----                                     --------------                         ----------    ---------

     John B. Gerlach, Jr. ..  Chairman, Chief Executive Officer,
                              President and Director.................................     48          1982
     John L. Boylan.........  Treasurer, Vice President, Assistant Secretary,
                              Chief Financial Officer and Director...................     47          1990

     Larry G. Noble.........  Vice President.........................................     66          1985
     Bruce L. Rosa..........  Vice President, Development - elected July 1, 1998;
                              Executive Vice President of T. Marzetti Company
                              (a subsidiary of Lancaster Colony Corporation) from
                              1996 to 1998; Senior Vice President of T. Marzetti
                              Company from 1993 to 1996..............................     53          1998

     The above named officers were elected or re-elected to their present positions at the annual meeting of the Board of Directors on November 19, 2001. All such persons have been elected to serve until the next annual election of officers, which shall occur on November 18, 2002 and their successors are elected or until their earlier resignation or removal.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Lancaster Colony common stock trades on The Nasdaq Stock Market(R) under the symbol LANC. Stock prices were provided by The Nasdaq Stock Market(R). The following table sets forth the high and low prices for Lancaster Colony common shares and the dividends paid for each quarter of fiscal 2002 and 2001.

                                                    STOCK PRICES       DIVIDENDS
                                                   ---------------       PAID
                                                    HIGH      LOW      PER SHARE
                                                   ------   ------     ---------

     2002
     FIRST QUARTER............................     $34.96   $24.96       $.17
     SECOND QUARTER...........................      37.36    27.26        .18
     THIRD QUARTER............................      37.80    32.09        .18
     FOURTH QUARTER...........................      41.16    35.50        .18
                                                   ------   ------       ----
       YEAR...................................     $41.16   $24.96       $.71
                                                   ======   ======       ====

     2001
     First quarter............................     $26.25   $20.63       $.16
     Second quarter...........................      28.38    22.88        .17
     Third quarter............................      31.88    26.25        .17
     Fourth quarter...........................      34.48    27.44        .17
                                                   ------   ------       ----
       Year...................................     $34.48   $20.63       $.67
                                                   ======   ======       ====

     The number of shareholders as of September 12, 2002 was approximately 11,700. The highest and lowest prices for the Company's common stock from July 1, 2002 to September 12, 2002 were $45.51 and $31.55.

Equity Compensation Plan Information

     The following table summarizes information about the Company's common stock that may be issued upon the exercise of options under all of the Company's equity compensation plans as of June 30, 2002. The table includes the following plans: The 1981 Incentive Stock Option Plan and the 1995 Key Employee Stock Option Plan.

                                                                                NUMBER OF COMMON
                                   NUMBER OF COMMON                             SHARES REMAINING
                                     SHARES TO BE                              AVAILABLE FOR FUTURE
                                      ISSUED UPON       WEIGHTED-AVERAGE      ISSUANCE UNDER EQUITY
                                      EXERCISE OF       EXERCISE PRICE OF       COMPENSATION PLANS
                                      OUTSTANDING         OUTSTANDING        (EXCLUDING COMMON SHARES
                                        OPTIONS             OPTIONS          REFLECTED IN COLUMN (a))
                                   ----------------     -----------------    -------------------------
                                          (a)                  (b)                     (c)
                                   ----------------     -----------------    -------------------------

Equity Compensation Plans
    Approved by Shareholders....        262,979              $28.42                  2,239,220
Equity Compensation Plans Not
    Approved by Shareholders....              -                   -                          -
                                        -------              ------                  ---------
Total...........................        262,979              $28.42                  2,239,220
                                        =======              ======                  =========

ITEM 6. SELECTED FINANCIAL DATA

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                           FIVE YEAR FINANCIAL SUMMARY

                                                                YEARS ENDED JUNE 30
(THOUSANDS EXCEPT                        ------------------------------------------------------------------
PER SHARE FIGURES)                          2002        2001(1)          2000          1999         1998
------------------                       ----------    ---------      ----------    ----------    ---------
OPERATIONS(2)

Net Sales.............................   $1,129,687    $1,092,653     $1,090,696    $1,034,116    $ 996,102
Gross Margin..........................   $  253,565    $  255,721     $  273,500    $  266,075    $ 265,270
   Percent of Sales...................        22.4%         23.4%          25.1%         25.7%        26.6%
Interest Expense......................   $       54    $    1,239     $    1,588    $    2,718    $   2,626
   Percent of Sales...................         0.0%          0.1%           0.1%          0.3%         0.3%
Income Before Income Taxes............   $  149,342    $  145,885     $  160,189    $  153,462    $ 155,373
   Percent of Sales...................        13.2%         13.4%          14.7%         14.8%        15.6%
Taxes Based on Income.................   $   57,402    $   55,649     $   60,925    $   58,333    $  59,243
Income Before Cumulative
   Effect of Accounting Change........   $   91,940    $   90,236     $   99,264    $   95,129    $  96,130
Cumulative Effect of
   Accounting Change, Net of Tax......                 $     (998)
Net Income............................   $   91,940    $   89,238     $   99,264    $   95,129    $  96,130
   Percent of Sales...................         8.1%          8.2%           9.1%          9.2%         9.7%
Per Common Share:
   Net Income-Basic and Diluted.......   $     2.49    $     2.37     $     2.51    $     2.28    $    2.22
   Cash Dividends.....................   $      .71    $     0.67     $     0.63    $     0.59    $    0.54


FINANCIAL POSITION

Total Assets..........................   $  618,705    $  576,352     $  531,844    $  550,014    $ 529,367
Working Capital.......................   $  276,796    $  220,896     $  219,420    $  212,162    $ 235,031
Property, Plant and Equipment-Net.....   $  165,943    $  173,169     $  172,384    $  175,617    $ 170,766
Long-Term Debt........................                 $    1,095     $    3,040    $    3,575    $  29,095
Property Additions....................   $   22,546    $   22,632     $   24,564    $   33,804    $  44,935
Depreciation and Amortization.........   $   35,287    $   35,528     $   34,340    $   35,569    $  32,571
Shareholders' Equity..................   $  501,277    $  459,901     $  415,483    $  414,855    $ 410,563
   Per Common Share...................   $    13.70    $    12.35     $    10.94    $    10.23    $    9.60
Weighted Average Common Shares
   Outstanding-Diluted................       36,910        37,636         39,554        41,799       43,364


STATISTICS

Price-Earnings Ratio at Year-End......         14.3          13.9            7.8          15.1         17.1
Current Ratio.........................          4.1           3.3            3.3           2.8          4.1
Long-Term Debt as a Percent
   of Shareholders' Equity............         0.0%          0.2%           0.7%          0.9%         7.1%
Dividends Paid as a Percent
   of Net Income......................        28.4%         28.2%          24.9%         25.8%        24.3%
Return on Average Equity..............        19.1%         20.4%          23.9%         23.0%        24.7%

------------
(1) Reflects the impact of adopting the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue
    Recognition in Financial Statements.
(2) Net Sales and Gross Margin reflect accounting reclassifications in accordance with adopting the provisions of the Emerging Issues Task Force of the Financial Accounting Standards Board Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, in the second quarter of fiscal 2002.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVIEW OF CONSOLIDATED OPERATIONS

     Fiscal 2002 represented the eleventh consecutive year of increased consolidated net sales for the Company. Such sales totaled $1,129,687,000, a 3% increase over the $1,092,653,000 achieved in fiscal 2001. Fiscal 2000 net sales totaled $1,090,696,000. Segment sales trends in fiscal 2002 were generally similar to those of fiscal 2001 with increased sales of the Specialty Foods segment being offset by declines in sales of the Company's non-food segments. Competitive market conditions and an unsettled economy adversely affected sales of automotive products, glassware and candles.

     The relative proportion of sales and operating income contributed by each of the Company's business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix and related operating income percentages achieved by the business segments over each of the last three years:

     SEGMENT SALES MIX:(1)                             2002      2001      2000
                                                       ----      ----      ----
       Specialty Foods...........................       51%       47%       42%
       Glassware and Candles.....................       28%       31%       34%
       Automotive................................       21%       22%       24%

     SEGMENT OPERATING INCOME %:(2)
       Specialty Foods...........................       20%       20%       18%
       Glassware and Candles.....................        3%       14%       21%
       Automotive................................        7%        0%        3%

---------
(1) Expressed as a percentage of consolidated net sales
(2) Expressed as a percentage of the related segment's net sales

     The Company's gross margin as a percentage of net sales was 22.4% in 2002 compared with 23.4% in 2001 and 25.1% in 2000. The most recent year's decline in margins was primarily attributable to lower margins attained in the Glassware and Candles segment due to the impact of such factors as competitive pricing conditions and lower plant utilization. The margins of the Specialty Foods segment were also somewhat lower in fiscal 2002 as influenced by higher levels of trade promotions, which are reflected as reductions to net sales. Gross margins within the Automotive segment increased as a result of the benefits of higher production efficiencies, somewhat lower material costs and the decision to exit certain lower margin floor mat business.

     Compared to fiscal 2000, the decline in the fiscal 2001 gross margin percentage reflected the Company's non-food business segments experiencing a generally more competitive pricing environment, a less favorable sales mix brought about by the decline in sales of candles, substantially higher energy costs, less overhead absorption on lower production volumes and certain instances of increased material costs. The effect of these issues was mitigated by somewhat improved margins in the Specialty Foods segment as influenced by an improved retail sales mix and more favorable commodity costs.

     Selling, general and administrative expenses for 2002 totaled $119,196,000 and increased 10% from the 2001 total of $108,047,000. The fiscal 2002 total included a second quarter provision for bad debts within the Glassware and Candles segment of approximately $14.3 million related to the Company's accounts receivable exposure to Kmart Corporation, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2002. For fiscal 2001, total selling, general and administrative expenses were $3,504,000 less than the fiscal 2000 total of $111,551,000. However, the fiscal 2000 amount included a bad debt provision of approximately $5 million relating to the January 2000 bankruptcy of a large national foodservice distributor.

     Weaker results in the Glassware and Candles segment resulted in consolidated operating income for fiscal 2002 of $134,369,000 declining by 9% compared to fiscal 2001 income of $147,674,000. The fiscal 2001 total had also declined 9% from fiscal 2000 operating income totaling $161,949,000. Overall, compared to fiscal 2000, fiscal 2001 results reflected strong improvement in the Specialty Foods segment exceeded by declining contributions from the two non-food segments.

     Components of other income and expense, including interest, in the consolidated statements of income were affected in the most recent year by lowered levels of debt and interest rates. Additionally, in February 2002, consistent with notice previously provided to the Company by the U.S. Treasury Department in January, the Company received approximately $15.6 million under the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). This amount was recorded within fiscal 2002 as other income in the accompanying financial statements. CDSOA, which applies to the Company's candle operations, is in its first year of effectiveness and is intended to redress the unfair dumping of imported products through annual cash payments to eligible affected companies. In September 2002, the Company filed with the U.S. Customs Service another certification for claim of additional distribution under CDSOA. However, payments, if any, to be received by the Company in fiscal 2003 and any future year under CDSOA are subject to many variables outside the control of the Company and, accordingly, the related amounts are not subject to reasonable estimation at the present time. Also included in fiscal 2002 other income was a gain of approximately $1 million from insurance proceeds related to a casualty loss that occurred during January 2001.

     As affected by the CDSOA payment, the Company's income before income taxes for fiscal 2002 of $149,342,000 increased 2% over the fiscal 2001 total of $145,885,000. In fiscal 2001, consistent with the fluctuation in operating income, income before income taxes had declined 9% from the level of 2000. As compared to income before income taxes, the Company's effective tax rate over the last three years has remained relatively steady at 38.4% for 2002 compared to 38.1% and 38.0% in fiscal 2001 and 2000, respectively.

     Fiscal 2002 diluted earnings per share totaled $2.49, a 4% increase from the prior year's total of $2.40 before the cumulative effect of an accounting change. The latter amount was 4% less than fiscal 2000 diluted earnings per share of $2.51. The fiscal 2001 accounting change related to adopting the guidance of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"). As adjusted for the $998,000, or $.03 per share, after-tax effect of the SAB 101 accounting change, diluted earnings per share in 2001 totaled $2.37. Earnings per share in each of the last three years has been beneficially affected by the Company's share repurchases which have totaled in excess of $126 million over the three-year period ended June 30, 2002.

     Effective July 1, 2002, the Company is required to adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and indefinite-lived intangible assets to no longer be amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. Amortization of goodwill and other intangibles for 2002, 2001 and 2000 was $2,680,000, $2,102,000 and $1,470,000,
respectively. Of the $72.7 million in goodwill at June 30, 2002, approximately $71.5 million, $1.0 million and $.2 million relates to the Specialty Foods, Automotive and Glassware and Candles segments, respectively. The Company has not completed its initial asset impairment assessment as required in adopting SFAS No. 142.

     Also effective July 1, 2002, the Company is required to adopt the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale, and to be disposed of by sale. The adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial condition.

     In April 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions; and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This Statement is effective for exit or disposal activities initiated after December 31, 2002.

SEGMENT REVIEW - SPECIALTY FOODS

     Record levels of both net sales and earnings were again achieved by the Specialty Foods segment during fiscal 2002. Net sales during fiscal 2002 totaled $579,940,000, a 12% increase over the prior year's total of $517,714,000. Fiscal 2001 sales had also increased 12% over the fiscal 2000 total of $460,982,000. The percentage of sales to retail customers for this segment was approximately 52% during fiscal 2002 compared to 53% in each of the prior two years.

     Sales growth to retail customers over the last two years has been influenced by both the continued strength of the frozen bread product lines and the two acquisitions made during fiscal 2001. These acquisitions contributed approximately $35 million in incremental sales volume during their first year of operations within the segment, including $21 million in fiscal 2001. Foodservice sales also increased through this period as a result of well-received product development efforts for existing national account customers as well as sales to new national account customers.

     The Specialty Foods segment's operating income in fiscal 2002 totaled $113,710,000, an 8% increase over the fiscal 2001 total of $105,656,000. The 2001 level was $22,284,000, or 27%, above the fiscal 2000 level of $83,372,000.
The increase in fiscal 2002's operating income was principally driven by the benefits of higher sales volumes. Margins associated with retail customers were constrained by increased promotional activities, and foodservice pricing was adversely affected by the extent of competitive market activities. In general, the impact of year-over-year variations in raw material costs was relatively small.

     In comparing fiscal 2001 to fiscal 2000, it should be noted that fiscal 2000 results included a bad debt provision of approximately $5,000,000 resulting from the January 2000 bankruptcy of a large foodservice distributor that primarily serviced large national restaurant chains. Although also impairing fiscal 2000 cash flows, this bankruptcy did not materially affect the segment's net sales. Absent this charge, the segment's operating income for fiscal 2001 would have increased by approximately 20% over the prior year's level. Also contributing to fiscal 2001's increased income were the greater sales volumes, an improving retail mix, better capacity utilization and lower raw material costs.

SEGMENT REVIEW - GLASSWARE AND CANDLES

     Net sales of the Glassware and Candles segment during fiscal 2002 totaled $314,591,000, and declined 6% compared to fiscal 2001 net sales of $336,291,000. Similarly, compared to net sales in fiscal 2000 totaling $368,374,000, fiscal 2001 sales declined by $32,083,000, or 9%. Of influence throughout all of this segment's product lines in fiscal 2002 and 2001 was the presence of generally softer economic conditions. The decline in both years was primarily attributable to year-over-year declines in candle sales to mass merchants. This trend was first experienced beginning the second half of fiscal 2000. Factors contributing to the decline in the sales of the segment's candles were an apparent softening in the consumer demand of candles within the mass market, heightened competition from imported product and the development of substantially more competitive market pricing conditions.

     The segment's operating income totaled $10,547,000 during fiscal 2002, a 78% decline from the prior year's total of $47,154,000. Compared to fiscal 2000 operating income of $76,756,000, fiscal 2001 income declined by 39%. Over the last two years, in addition to the effects of the lower volume and competitive pricing conditions, income was adversely affected by a less favorable sales mix, and lower production levels leading to greater amounts of unabsorbed overhead in both candle and glassware manufacturing operations.

     Affecting just fiscal 2002 results was the January 2002 bankruptcy filing of Kmart Corporation. In addition to recording a related bad debt provision of $14.3 million during fiscal 2002, the segment's sales to this customer have been adversely affected by the impact of the reorganization process on Kmart Corporation's sales. Other issues negatively impacting fiscal 2002 results were expenses associated with a prolonged labor strike at a consumer glassware facility and unabsorbed costs associated with a scheduled rebuild of a glass melting tank. The foregoing issues were somewhat mitigated by the benefit of liquidations of LIFO inventory acquired at lower costs in prior years. Such liquidations reduced cost of sales by $3,300,000 in fiscal 2002. Many of the effects of the decline in sales volume persist into fiscal 2003, and management is reviewing how to most optimally utilize the capacity of this segment's manufacturing facilities, including its two consumer glassware facilities in particular.

SEGMENT REVIEW - AUTOMOTIVE

     Net sales of the Automotive segment during fiscal 2002 totaled $235,156,000, a 1% decline from the prior year's sales level of $238,648,000. Fiscal 2001 sales declined 9% from the record sales level of $261,340,000 achieved in fiscal 2000.

     Consistent with the trend noted in fiscal 2001, the overall sales of aluminum truck accessories in fiscal 2002 increased as a result of new product lines being sold to original equipment manufacturers ("OEMs"). However, generally more unsettled economic conditions that began in fiscal 2001 adversely impacted the sales of many of the segment's other products, especially in the aftermarket. Additionally, certain floor mat lines with OEMs were exited during 2001 based on management's analysis that an adequate contribution margin would not be provided in the future.

     Operating income of the Automotive segment totaled $15,489,000 for fiscal 2002, a substantial increase from the prior year's total of $673,000. The improvement in fiscal 2002 results was primarily attributable to greater production efficiencies achieved within the floor mat operations, generally lower material costs, less need for inventory obsolescence provisions and higher capacity utilization occurring within the aluminum accessory operations. Price reductions among certain OEM programs mitigated the extent of the increase in segment income.

     Compared to fiscal 2000 operating income of $7,452,000, segment income in fiscal 2001 declined 91%. This decline was influenced by the lower sales volume, a less favorable sales mix, the impact of scheduled price reductions with certain OEMs, somewhat higher raw material costs and the lower volume leading to less overhead absorption. The decision to exit certain low margin floor mat lines in fiscal 2001 also resulted in additional inventory obsolescence reserves being provided.

     This segment's sales to OEMs are made both directly to the OEMs and indirectly through third party, "Tier 1" suppliers. Such sales are sensitive to the overall rate of new vehicle sales, the availability of competitive alternatives and the Tier 1 supplier's ongoing ability to maintain its relationship with the OEMs. Additionally, the extent of pricing flexibility associated with these sales continues to be particularly limited with certain products subject to annual price reductions. During 2002, sales to OEMs comprised 63% of this segment's sales compared to 60% and 57% in 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The continued strength of cash flows from operations resulted in the Company becoming debt-free during the fiscal year ended June 30, 2002. Management believes that this low level of leverage provides the Company with considerable flexibility to acquire businesses complementary in function to that of the Company's existing operations, continue historical levels of share repurchases and otherwise meet ongoing liquidity requirements.

     The Company maintains a revolving credit arrangement with several commercial banks totaling $125,000,000. Terms of the related agreement allow for borrowings to occur at or below the U.S. prime rate of interest. During fiscal 2002, the expiration date of this agreement was extended by one year to February 2005 with all other terms and conditions remaining otherwise unchanged. Management believes that internally generated funds, the existing credit facilities and an ability to obtain additional financing, if desired, will be sufficient to meet operating requirements and fund future foreseeable capital needs.

     The Company's cash flows for the fiscal years 2000 through 2002 are presented in the Consolidated Statements of Cash Flows. Cash flow generated from operations remains the primary source of financing the Company's internal growth. Cash provided from operating activities in fiscal 2002 totaled $160,325,000, a 27% increase over the prior year's total of $126,212,000 and 25% over the fiscal 2000 total of $128,530,000. Reductions in inventory led to the improved fiscal 2002 amounts. Similarly-sized working capital reductions are not expected to reoccur in fiscal 2003.

     Within working capital, accounts receivable at June 30, 2002 increased slightly above year ago levels by approximately 1% and inventories decreased nearly 20%. Consolidated accounts receivable levels benefited from an increased mix of specialty foods sales, while inventories within the non-food segments fell due, in part, to a concentrated effort over the last year to more closely align inventory levels with the decline in segment sales volumes.

     During fiscal 2002, no business acquisitions were consummated although payments totaling $2,250,000 were made as required under the terms of a contingent payment arrangement associated with a business acquired in fiscal 2001. The single largest purpose of cash flows used in investing activities during fiscal 2001 was for business acquisitions. Two such acquisitions, both in the Specialty Foods segment, were made that required an aggregate expenditure of $49,831,000 net of cash acquired.

     Other cash flows used in investing activities during fiscal 2002 included capital expenditures totaling $22,546,000, compared to $22,632,000 in fiscal 2001 and $24,564,000 in fiscal 2000.

     Financing activities of the Company used net cash totaling $55,678,000, $49,443,000 and $116,000,000 in fiscals 2002, 2001 and 2000 respectively. Cash utilized for share repurchases totaled $28,275,000, $22,742,000 and $75,101,000 in 2002, 2001 and 2000, respectively. In May 2000, the Company's Board of Directors approved a share repurchase authorization of 3,000,000 shares of which approximately 1,731,000 remained authorized for future purchase as of June 30, 2002.

     Total dividend payments for 2002 were $26,128,000 which was nearly 4% greater than the 2001 total of $25,176,000. This increase reflects the higher dividend payout rate of $.71 present during 2002 as compared to $.67 during 2001 and $.63 in fiscal 2000. Fiscal 2002 marks the 39th consecutive year in which the Company's dividend rate was increased. The future levels of share repurchases and declared dividends are subject to the periodic review of the Company's Board of Directors and are generally determined after an assessment is made of such factors as anticipated earnings levels, cash flow requirements and general business conditions.

     The Company's ongoing business activities continue to be subject to compliance with various laws, rules and regulations as may be issued and enforced by various Federal, state and local agencies. With respect to environmental matters, costs are incurred pertaining to regulatory compliance and, upon occasion, remediation. Such costs have not been, and are not anticipated to become, material.

     The Company is contingently liable with respect to lawsuits, taxes and various other matters that routinely arise in the normal course of business. The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "Special Purpose Entities." Additionally, the Company does not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

IMPACT OF INFLATION

     Raw material costs were generally stable or declining during fiscal 2002 with the non-food segments receiving some benefit. Energy costs, a significant input to glassware production, abated from the record high costs incurred in fiscal 2001 but remained at levels above that experienced historically.

     The Company generally attempts to adjust its selling prices to offset the effects of increased raw material costs. However, these adjustments have historically been difficult to implement. If implemented, such adjustments tend to lag the increase in costs incurred. Minimizing the exposure to such increased costs is the Company's diversity of operations and its ongoing efforts to achieve greater manufacturing and distribution efficiencies through the improvement of work processes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Results of Operations and Financial Condition discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventories, marketing and distribution costs and self-insurance reserves. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While a summary of the Company's significant accounting policies can be found in Note 1 to the consolidated financial statements, which is included in Part II, Item 8 of this Form 10-K, management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

   REVENUE RECOGNITION

     Customer sales are recognized when revenue is realized and earned. The Company recognizes revenue when the risk and title passes to the customer, generally at the time of shipment. Customer sales are recorded net of allowances for estimated returns, trade promotions and other discounts, which are recognized as a deduction from sales at the time of sale.

   RECEIVABLES AND THE ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company provides an allowance for doubtful accounts based on the aging of accounts receivable balances and historical write-off experience and on-going reviews of its trade receivables. Measurement of potential losses requires credit review of existing customer relationships, consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the economic health of customers. In addition to credit concerns, the Company also evaluates the adequacy of its allowances for customer deductions. Various factors such as unanticipated changes in the economy or financial well-being of customers may significantly impact the needed levels of these allowances.

   VALUATION OF INVENTORY

     When necessary, the Company provides allowances to adjust the carrying value of its inventory to the lower of cost or net realizable value, including any costs to sell or dispose. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates about the future demand for the Company's products. The estimates as to future demand used in the valuation of inventory are subject to the ongoing success of its products. In addition, the Company's allowance for obsolescence may be impacted by the number of stock-keeping units. A decrease in product demand due to changing customer tastes, consumer buying patterns or loss of shelf space to competitors could significantly impact the Company's evaluation of its excess and obsolete inventories. The valuation during interim periods of inventories determined under the LIFO method of accounting requires estimations regarding the year-end mix of inventory quantities and costs of product. Such estimates may differ from the actual due to such factors as changes in customer demand and production schedules.

   ACCRUED MARKETING AND DISTRIBUTION

     Various marketing programs are offered to customers which reimburse them for a portion or all of their promotional activities related to the Company's products. Additionally, the Company often incurs various costs associated with shipping products to the customer. The Company provides accruals for the costs of marketing and distribution based on historical information as may be modified by estimates of actual costs incurred. Actual costs may differ significantly if factors such as the level and success of the customers' programs, changes in customer utilization practices, or other conditions differ from expectations.

   ACCRUALS FOR SELF-INSURANCE

     Self-insurance accruals are made for certain claims associated with employee health care, workers' compensation and general liability insurance. These accruals include estimates that may be based on historical loss development factors. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

     The preparation of all consolidated financial statements includes the use of estimates and assumptions that affect a number of amounts included in the Company's consolidated financial statements. The Company bases its estimates on historical experience and other assumptions which it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Company's estimates and actual amounts in any year have not had a significant impact on the Company's consolidated financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     All statements made by the Company in both this annual report and in other contexts, other than statements of historical fact, that address activities, events or developments that the Company or management intends, expects, projects, believes or anticipates will or may occur in the future, are forward-looking statements. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, customers, products, services and prices.

     Specific influences relating to these forward-looking statements include but are not limited to:
          - fluctuations in material costs;
          - the continued solvency of key customers;
          - efficiencies in plant operations, including the ability to optimize overhead utilization in non-food operations;
          - stability of labor relations;
          - the success and cost of new product development efforts;
          - the effect of consolidation of customers within key market channels;
          - the possible occurrence of business acquisitions;
          - maintenance of competitive position with respect to other manufacturers, including import sources of production; and
          - innumerable other factors.

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

     Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of Lancaster Colony Corporation:

     We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lancaster Colony Corporation and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ DELOITTE & TOUCHE LLP
-------------------------
Deloitte & Touche LLP

Columbus, Ohio
August 22, 2002

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                                                        Years Ended June 30
                                                      -----------------------------------------------------
                                                            2002               2001              2000
                                                      ----------------   ---------------    ---------------
NET SALES..........................................   $  1,129,687,000   $ 1,092,653,000    $ 1,090,696,000
COST OF SALES......................................        876,122,000       836,932,000        817,196,000
                                                      ----------------   ---------------    ---------------
GROSS MARGIN.......................................        253,565,000       255,721,000        273,500,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.......        119,196,000       108,047,000        111,551,000
                                                      ----------------   ---------------    ---------------
OPERATING INCOME...................................        134,369,000       147,674,000        161,949,000
OTHER INCOME (EXPENSE):
   Interest expense................................            (54,000)       (1,239,000)        (1,588,000)
   Interest income and other-net...................         15,027,000          (550,000)          (172,000)
                                                      ----------------   ---------------    ---------------
INCOME BEFORE INCOME TAXES.........................        149,342,000       145,885,000        160,189,000
TAXES BASED ON INCOME..............................         57,402,000        55,649,000         60,925,000
                                                      ----------------   ---------------    ---------------
INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE...............................         91,940,000        90,236,000         99,264,000
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
   NET OF TAX BENEFIT OF $619,000..................                             (998,000)
                                                      ----------------   ---------------    ---------------
NET INCOME ........................................   $     91,940,000   $    89,238,000    $    99,264,000
                                                      ================   ===============    ===============

NET INCOME PER COMMON SHARE:
   Before Cumulative Effect of Accounting Change:
     Basic and Diluted.............................              $2.49             $2.40              $2.51
   Cumulative Effect of Accounting Change:
     Basic and Diluted.............................                                 (.03)
   After Cumulative Effect of Accounting Change:
     Basic and Diluted.............................              $2.49             $2.37              $2.51

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic.........................................         36,850,000        37,618,000         39,498,000
     Diluted.......................................         36,910,000        37,636,000         39,554,000


                 See Notes to Consolidated Financial Statements

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2002 AND 2001


                                                                                      June 30
                                                                         ----------------------------------
                                                                               2002               2001
                                                                         --------------      --------------
                                     ASSETS

CURRENT ASSETS:
   Cash and equivalents...............................................   $   83,378,000      $    4,873,000
   Receivables (less allowance for doubtful accounts,
     2002-$3,414,000; 2001-$3,167,000)................................      109,350,000         107,895,000

   Inventories:
     Raw materials and supplies.......................................       43,670,000          48,435,000
     Finished goods and work in process...............................      104,581,000         135,952,000
                                                                         --------------      --------------
     Total inventories................................................      148,251,000         184,387,000
   Prepaid expenses and other current assets..........................       25,121,000          20,450,000
                                                                         --------------      --------------
       Total current assets...........................................      366,100,000         317,605,000

PROPERTY, PLANT AND EQUIPMENT:
   Land, buildings and improvements...................................      117,608,000         116,661,000
   Machinery and equipment............................................      336,063,000         320,477,000
                                                                         --------------      --------------
     Total cost.......................................................      453,671,000         437,138,000
   Less accumulated depreciation......................................      287,728,000         263,969,000
                                                                         --------------      --------------
       Property, plant and equipment-net..............................      165,943,000         173,169,000

OTHER ASSETS:
   Goodwill (net of accumulated amortization,
     2002-$15,136,000; 2001-$12,456,000)..............................       72,677,000          73,397,000
   Other..............................................................       13,985,000          12,181,000
                                                                         --------------      --------------
         TOTAL........................................................   $  618,705,000      $  576,352,000
                                                                         ==============      ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term bank loans..............................................   $                   $    4,500,000
   Current portion of long-term debt..................................                            1,945,000
   Accounts payable...................................................       43,258,000          41,565,000
   Accrued liabilities................................................       46,046,000          48,699,000
                                                                         --------------      --------------
       Total current liabilities......................................       89,304,000          96,709,000
LONG-TERM DEBT-less current portion...................................                            1,095,000
OTHER NONCURRENT LIABILITIES..........................................       15,890,000           7,346,000
DEFERRED INCOME TAXES.................................................       12,234,000          11,301,000

SHAREHOLDERS' EQUITY:
   Preferred stock-authorized 3,050,000 shares;
     Outstanding-none
   Common stock-authorized 75,000,000 shares;
     Outstanding, 2002-36,598,239; 2001-37,253,216....................       61,919,000          55,229,000
   Retained earnings..................................................      752,534,000         686,722,000
   Accumulated other comprehensive (loss) income......................       (2,752,000)             99,000
                                                                         --------------      --------------
     Total............................................................      811,701,000         742,050,000
   Common stock in treasury, at cost..................................     (310,424,000)       (282,149,000)
                                                                         --------------      --------------
   Total shareholders' equity.........................................      501,277,000         459,901,000
                                                                         --------------      --------------
         TOTAL........................................................   $  618,705,000      $  576,352,000
                                                                         ==============      ==============

                 See Notes to Consolidated Financial Statements

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                                                        Years Ended June 30
                                                          ------------------------------------------------
                                                              2002              2001             2000
                                                          -------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.........................................    $  91,940,000    $  89,238,000     $  99,264,000
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization....................       35,287,000       35,528,000        34,340,000
     Provision for losses on accounts receivable......       16,405,000        2,038,000         5,081,000
     Deferred income taxes and other noncash charges..       (1,754,000)      (4,255,000)         (121,000)
     Loss (gain) on sale of property..................          144,000         (420,000)           89,000
     Changes in operating assets and liabilities:
       Receivables....................................      (17,860,000)      10,653,000          (804,000)
       Inventories....................................       36,136,000       (7,232,000)       (6,059,000)
       Prepaid expenses and other current assets......          329,000          307,000          (338,000)
       Accounts payable and accrued liabilities.......         (302,000)         355,000        (2,922,000)
                                                          -------------    -------------     -------------
         Net cash provided by operating activities....      160,325,000      126,212,000       128,530,000
                                                          -------------    -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments on property additions....................       (22,546,000)     (22,632,000)      (24,564,000)
   Acquisitions net of cash acquired.................        (2,250,000)     (49,831,000)         (400,000)
   Proceeds from sale of property....................           336,000          766,000            78,000
   Other-net.........................................        (1,699,000)      (2,839,000)       (3,857,000)
                                                          -------------    -------------     -------------
         Net cash used in investing activities.......       (26,159,000)     (74,536,000)      (28,743,000)
                                                          -------------    -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in short-term bank loans...............        (4,500,000)      (3,750,000)        8,250,000
   Payment of dividends..............................       (26,128,000)     (25,176,000)      (24,747,000)
   Purchase of treasury stock........................       (28,275,000)     (22,742,000)      (75,101,000)
   Payments on long-term debt, including acquisition
     debt payoff.....................................        (3,040,000)        (836,000)      (25,520,000)
   Common stock issued, including stock issued upon
     exercise of stock options.......................         6,265,000        3,061,000         1,118,000
                                                          -------------    -------------     -------------
         Net cash used in financing activities.......       (55,678,000)     (49,443,000)     (116,000,000)
                                                          -------------    -------------     -------------
Effect of exchange rate changes on cash..............            17,000          (16,000)            9,000
                                                          -------------    -------------     -------------
Net change in cash and equivalents...................        78,505,000        2,217,000       (16,204,000)
Cash and equivalents at beginning of year............         4,873,000        2,656,000        18,860,000
                                                          -------------    -------------     -------------
Cash and equivalents at end of year..................     $  83,378,000    $   4,873,000     $   2,656,000
                                                          =============    =============     =============

                 See Notes to Consolidated Financial Statements

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                           COMMON STOCK                     ACCUMULATED
                                           OUTSTANDING                         OTHER                        TOTAL
                                     -----------------------    RETAINED    COMPREHENSIVE   TREASURY     SHAREHOLDERS'
                                       SHARES      AMOUNT       EARNINGS    INCOME/(LOSS)     STOCK         EQUITY
                                     ----------  -----------  ------------  ------------- -------------  -------------
BALANCE, JUNE 30, 1999...........    40,547,796  $50,912,000  $548,143,000  $   106,000   $(184,306,000) $414,855,000
                                     ----------  -----------  ------------  -----------   -------------  ------------
Net income.......................                               99,264,000                                 99,264,000
Translation adjustment...........                                                 9,000                         9,000
                                                                                                         ------------
COMPREHENSIVE INCOME.............                                                                          99,273,000
                                                                                                         ------------
Cash dividends -
    common stock
   ($.63 per share)..............                              (24,747,000)                               (24,747,000)
Purchase of treasury shares......    (2,631,032)                                            (75,101,000)  (75,101,000)
Shares issued upon
   exercise of stock
   options including
   related tax benefits..........        45,653    1,203,000                                                1,203,000
                                     ----------  -----------  ------------  -----------   -------------  ------------
BALANCE, JUNE 30, 2000...........    37,962,417   52,115,000   622,660,000      115,000    (259,407,000)  415,483,000
                                     ----------  -----------  ------------  -----------   -------------  ------------
Net income.......................                               89,238,000                                 89,238,000
Translation adjustment...........                                               (16,000)                      (16,000)
                                                                                                         ------------
COMPREHENSIVE INCOME.............                                                                          89,222,000
                                                                                                         ------------
Cash dividends -
    common stock
   ($.67 per share)..............                              (25,176,000)                               (25,176,000)
Purchase of treasury shares......      (826,379)                                            (22,742,000)  (22,742,000)
Shares issued upon
   exercise of stock
   options including
   related tax benefits..........       117,178    3,114,000                                                3,114,000
                                     ----------  -----------  ------------  -----------   -------------  ------------
BALANCE, JUNE 30, 2001...........    37,253,216   55,229,000   686,722,000       99,000    (282,149,000)  459,901,000
                                     ----------  -----------  ------------  -----------   -------------  ------------
Net income.......................                               91,940,000                                 91,940,000
Translation adjustment...........                                                17,000                        17,000
Minimum pension
   liability, net of
   $1,777,000 tax effect.........                                            (2,868,000)                   (2,868,000)
                                                                                                         ------------
COMPREHENSIVE INCOME.............                                                                          89,089,000
                                                                                                         ------------
Cash dividends -
    common stock
   ($.71 per share)..............                              (26,128,000)                               (26,128,000)
Purchase of treasury shares......      (869,200)                                            (28,275,000)  (28,275,000)
Shares issued upon
   exercise of stock
   options including
   related tax benefits..........       214,223    6,690,000                                                6,690,000
                                     ----------  -----------  ------------  -----------   -------------  ------------
BALANCE, JUNE 30, 2002...........    36,598,239  $61,919,000  $752,534,000  $(2,752,000)  $(310,424,000) $501,277,000
                                     ==========  ===========  ============  ===========   =============  ============


                 See Notes to Consolidated Financial Statements

                          LANCASTER COLONY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Lancaster Colony Corporation and its wholly-owned subsidiaries, collectively referred to as the "Company." All significant intercompany transactions and accounts have been eliminated in consolidation.

   USE OF ESTIMATES

     The preparation of the consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates included in these consolidated financial statements include allowance for doubtful accounts receivable, net realizable value of inventories, useful lives for depreciation and amortization, accruals for marketing and merchandising programs, distribution and self-insured related expenses. Actual results could differ from those estimates.

   CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As a result of the Company's cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in other accrued liabilities and totaled $4,503,000 and $4,969,000 as of June 30, 2002 and 2001, respectively.

   PROPERTY, PLANT AND EQUIPMENT

     The Company uses the straight-line method of computing depreciation for financial reporting purposes based on the estimated useful lives of the corresponding assets. Estimated useful lives for buildings and improvements range from three to forty-five years while machinery and equipment range from three to twenty years. For tax purposes, the Company generally computes depreciation using accelerated methods.

   GOODWILL

     For financial reporting purposes goodwill has been amortized on a straight-line basis over ten to forty years, with the exception of $2,243,000 which relates to a company acquired prior to November 1, 1970. Such amount is not being amortized as, in the opinion of management, there has been no diminution in value. Management periodically evaluates the future economic benefit of its recorded goodwill and other long-term assets when events or circumstances indicate potential recoverability concerns. This evaluation is based on consideration of expected future undiscounted cash flows and other operating factors. Carrying amounts are adjusted appropriately when determined to have been impaired. See discussion under "Recently Issued Accounting Standards" herein regarding the accounting for goodwill in future fiscal years.

   REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which effectively summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As a result, the Company adopted a change in the method of accounting for shipments to customers and cumulatively applied this change as if it had occurred on July 1, 2000. Historically, net sales and related cost of sales were recognized upon shipment of the products. Under the new accounting method, the Company recognizes net sales and related cost of sales at the time of shipment of the products, or at the time when all substantial risks of ownership change, if later. The effect of the change was a one-time charge of $998,000 (net of tax benefit of $619,000), or approximately $.03 per share, which is reflected as a cumulative effect of an accounting change in the fiscal 2001 income statement. Net sales are recorded net of estimated sales discounts, returns and other applicable promotional type expenses.

                          LANCASTER COLONY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In April 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which was later codified by EITF Issue No. 01-9. The EITF concluded that certain sales incentives which were classified as selling expenses be recorded as a reduction of revenue. The Company adopted this guidance during the quarter ended December 31, 2001. The adoption of EITF 00-25 had no impact on the Company's net income and all applicable expenses have been reclassified from selling to net sales for all years presented to conform with the new presentation requirements.

   SHIPPING AND HANDLING COSTS

     Shipping and handling costs are included in cost of sales.

   OTHER INCOME

     In February 2002, consistent with notice previously provided to the Company by the U.S. Treasury Department in January, the Company received approximately $15.6 million under the Continued Dumping and Subsidy Offset Act of 2000. This amount was recorded within fiscal 2002 as other income in the accompanying financial statements.

   PER SHARE INFORMATION

     Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period.

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the diluted weighted average number of common shares outstanding during the period, which includes the dilutive potential common shares associated with outstanding stock options. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

   CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, trade accounts receivable and debt. The carrying amounts of these financial instruments approximates fair value. The Company places its cash equivalents with high-quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentration of credit risk with respect to trade accounts receivable is limited by the Company having a large and diverse customer base.

   BUSINESS SEGMENTS

     The business segments information for 2002, 2001 and 2000 is included in
Note 13 of the consolidated financial statements.

                          LANCASTER COLONY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


   COMPREHENSIVE INCOME

     Comprehensive income includes changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income is composed of two subsets - net income and other comprehensive income/(loss). Included in other comprehensive income/(loss) for the Company are foreign currency translation adjustments for which there are no related income tax effects and a minimum pension liability adjustment which is recorded net of a related tax benefit of $1,777,000. These adjustments are accumulated within the Consolidated Statements of Shareholders' Equity under the caption Accumulated Other Comprehensive Income/(Loss). As of June 30, 2002 and 2001, accumulated other comprehensive income/(loss), as reflected in the Consolidated Statements of Shareholders' Equity, was comprised of the following:

      (DOLLARS IN THOUSANDS)                                                       2002        2001
      ----------------------                                                    ----------   ---------

     Cumulative translation adjustments.....................................     $   116       $ 99
     Minimum pension liability adjustment...................................      (2,868)
                                                                                 -------       ----
                                                                                 $(2,752)      $ 99
                                                                                 =======       ====

   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

   RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective July 1, 2002, the Company is required to adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and indefinite-lived intangible assets to no longer be amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. Amortization of goodwill and other intangibles for 2002, 2001 and 2000 was $2,680,000, $2,102,000 and $1,470,000,
respectively. Of the $72.7 million in goodwill at June 30, 2002, approximately $71.5 million, $1.0 million and $.2 million relates to the Specialty Foods, Automotive and Glassware and Candles segments, respectively. The Company has not yet completed its initial asset impairment assessment as required in adopting SFAS No. 142.

     Also effective July 1, 2002, the Company is required to adopt the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale, and to be disposed of by sale. The adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial condition.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions; and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This Statement is effective for exit or disposal activities initiated after December 31, 2002.

                          LANCASTER COLONY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 2 -  ACQUISITIONS

     During March 2001, the Company acquired all the outstanding stock of Ausmac Inc., producer of Mamma Bella brand specialty frozen breads, for cash of $15,257,000, net of cash acquired. During September 2000, the Company acquired all of the outstanding stock of Sister Schubert's Homemade Rolls, Inc. for $32,444,000, net of cash acquired. Sister Schubert's is a manufacturer and marketer of frozen, partially baked yeast rolls and related products. The Company made additional payments of $2,250,000 and $2,130,000 in fiscal years 2002 and 2001, respectively, as required under the terms of a contingent payment arrangement associated with this acquisition. This contingent payment arrangement continues through calendar 2003 and is based largely on the future annual level of Sister Schubert's earnings, as defined. During January 2000, the Company acquired certain assets of a glass container distributor for cash of approximately $400,000.

     These acquisitions were accounted for under the purchase method of accounting and the non-cash aspects have been excluded from the accompanying Consolidated Statements of Cash Flows. The results of operations of these entities have been included in the consolidated financial statements from the dates of acquisition and are immaterial in relation to the consolidated totals.

NOTE 3 -  INVENTORIES

     Inventories are valued at the lower of cost or market. Inventories which comprise approximately 18% and 21% of total inventories at June 30, 2002 and 2001, respectively, are costed on a last-in, first-out ("LIFO") basis. Replacement cost for this inventory would have been higher by approximately $14,494,000 and $17,976,000 at June 30, 2002 and 2001, respectively. Inventories which are costed by various other methods approximate actual cost on a first-in, first-out ("FIFO") basis. During fiscal 2002, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The fiscal 2002 effect of the liquidation was an increase in net earnings of approximately $2 million after taxes, or approximately five cents per share.

     It is not practicable to segregate work in process from finished goods inventories. Management estimates, however, that work in process inventories amount to approximately 11% and 9% of the combined total of finished goods and work in process inventories at June 30, 2002 and 2001, respectively.

NOTE 4 -  SHORT-TERM BORROWINGS

     The Company has the ability to borrow up to $125,000,000 under the terms of an unsecured revolving credit facility. The facility expires in February 2005 and contains certain representations, warranties, covenants and conditions customary to credit facilities of this nature. Under terms of the agreement, certain financial ratios influence the extent of the Company's all-in borrowing costs, including interest and ongoing facility fees. At June 30, 2002, the Company was in compliance with all provisions of the facility and there were no amounts outstanding under the facility.

     As of June 30, 2002, 2001 and 2000, the Company had lines of credit for short-term borrowings from various banks of $25,000,000, $25,000,000 and $70,000,000, respectively. The lines of credit have been granted at the discretion of the lending banks and, generally, are subject to periodic review. As of June 30, 2001, the Company had short-term borrowings outstanding of $4,500,000 under such an arrangement with a weighted average interest rate of 4.2%.

                          LANCASTER COLONY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 5 -  ACCRUED LIABILITIES

     Accrued liabilities at June 30, 2002 and 2001 are composed of:


     (DOLLARS IN THOUSANDS)                                                         2002         2001
      --------------------                                                       ---------     ---------
     Accrued compensation and employee benefits..............................    $  31,065     $  28,640
     Accrued marketing and distribution......................................        5,765         7,480
     Income and other taxes..................................................          372         2,035
     Other...................................................................        8,844        10,544
                                                                                 ---------     ---------
     Total accrued liabilities...............................................    $  46,046     $  48,699
                                                                                 =========     =========

NOTE 6 -  LONG-TERM DEBT

     As of June 30, 2002, the Company had no outstanding long-term debt. Long-term debt (including current portion) at June 30, 2001 consisted of:

     (DOLLARS IN THOUSANDS)                                                                       2001
      --------------------                                                                      --------
     Obligations with various industrial development authorities -
         collateralized by real estate and equipment - floating rate due
         in installments to December 1, 2005.................................................   $  3,040
     Less current portion....................................................................      1,945
                                                                                                --------
     Long-term debt..........................................................................   $  1,095
                                                                                                ========

     No material debt was assumed for the purchase of property additions in 2002, 2001 and 2000. Cash payments for interest (including interest paid on short-term borrowings) were $83,000, $1,248,000 and $2,511,000 for 2002, 2001 and 2000, respectively.

NOTE 7 -  INCOME TAXES

     The Company and its domestic subsidiaries file a consolidated Federal income tax return. Taxes based on income for the years ended June 30, 2002, 2001 and 2000, have been provided as follows:

     (DOLLARS IN THOUSANDS)                                            2002         2001         2000
      --------------------                                           --------     --------     ---------
     Currently payable:
       Federal...................................................    $ 52,952     $ 48,646     $  53,623
       State and local...........................................       6,709        6,755         7,142
                                                                     --------     --------     ---------
     Total current provision.....................................      59,661       55,401        60,765
     Deferred Federal, state and local (credit) provision........      (2,259)        (371)          160
                                                                     --------     --------     ---------
     Total taxes based on income.................................    $ 57,402     $ 55,030     $  60,925
                                                                     ========     ========     =========

     Tax expense resulting from allocating certain tax benefits directly to common stock totaled $425,000, $53,000 and $85,000 for 2002, 2001 and 2000,
respectively. The Company's effective tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                                                       2002         2001         2000
                                                                     --------     --------     ---------
     Statutory rate..............................................      35.0%        35.0%        35.0%
     State and local income taxes................................       2.9%         3.0%         2.9%
     Other.......................................................       0.5%         0.1%         0.1%
                                                                      ------       ------       ------
     Effective rate..............................................      38.4%        38.1%        38.0%
                                                                      ======       ======       ======

                          LANCASTER COLONY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Deferred income taxes recorded in the Consolidated Balance Sheets at June 30, 2002 and 2001 consist of the following:

                                                                                    2002         2001
     (DOLLARS IN THOUSANDS)                                                       --------     ---------
     ----------------------
     Deferred tax assets (liabilities):
       Inventories...........................................................     $  6,784     $   6,928
       Employee medical and other benefits...................................        9,298         7,890
       Receivable and other valuation allowances.............................        7,173         3,878
       Other accrued liabilities.............................................        3,443         3,218
                                                                                  --------     ---------
     Total deferred tax assets...............................................       26,698        21,914
                                                                                  --------     ---------
     Total deferred tax liabilities-property and other.......................      (16,932)      (16,215)
                                                                                  --------     ---------
     Net deferred tax asset..................................................     $  9,766     $   5,699
                                                                                  ========     =========

     Net current deferred tax assets totaled approximately $22,000,000 and $17,000,000 for 2002 and 2001, respectively, and were included in prepaid expenses and other current assets. Cash payments for income taxes were $60,997,000, $54,008,000 and $63,862,000 for 2002, 2001 and 2000, respectively.

NOTE 8 -  SHAREHOLDERS' EQUITY

     The Company is authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock without par value and 1,150,000 shares of Class C Nonvoting Preferred Stock without par value.

     As authorized by the Company's Board of Directors in February 2000, each share of the Company's outstanding common stock includes a nondetachable stock purchase right that provides, upon becoming exercisable, for the purchase of one-hundredth of a share of Series A Participating Preferred Shares at an exercise price of $185, subject to certain adjustments. Alternatively, once exercisable, each right will also entitle the holder to buy shares of the Company's common stock having a market value of twice the exercise price. The rights may be exercised on or after the time when a person or group of persons without the approval of the Board of Directors acquire beneficial ownership of 15 percent or more of the Company's common stock or announce the initiation of a tender or exchange offer which, if successful, would cause such person or group to beneficially own 30 percent or more of the common stock. The person or group effecting such 15 percent acquisition or undertaking such tender offer will not be entitled to exercise any rights. If the Company is acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights. Until the rights become exercisable, they may be redeemed by the Company at a price of one cent per right. These rights expire in April 2010 unless earlier redeemed by the Company under circumstances permitted by the Rights Agreement.

     In May 2000, the Company's Board of Directors approved a share repurchase authorization of 3,000,000 shares of which approximately 1,731,000 remained authorized for future purchase as of June 30, 2002.

NOTE 9 -  STOCK OPTIONS

     Under the terms of the 1995 Key Employee Stock Option Plan ("Plan") approved by the shareholders in November 1995, the Company has reserved 3,000,000 common shares for issuance to qualified key employees. All options granted under the Plan are exercisable at prices not less than fair market value as of the date of grant. At June 30, 2002, 2,239,220 shares were available for future grants under the Plan. In general, options granted under the Plan vest immediately and have a maximum term of 10 years.

     As permitted by SFAS No. 123, the Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock-based compensation. Under APB Opinion No. 25, because the exercise price of the Company's stock options was at least equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

                          LANCASTER COLONY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     The following summarizes for each of the three years in the period ended June 30, 2002 the activity relating to stock options granted under the 1995 Plan mentioned above as well as those granted under a separate shareholder approved plan that expired in May 1995:

                                                     2002                 2001                2000
                                               ----------------    -----------------   ----------------
                                                       WEIGHTED             Weighted           Weighted
                                               NUMBER  AVERAGE     Number   Average    Number  Average
                                                 OF    EXERCISE      of     Exercise     of    Exercise
                                               SHARES   PRICE      Shares     Price    Shares    Price
                                               ------   -----      ------     -----    ------    -----

     Outstanding at beginning of period...     478,330  $ 28.80    380,946    $26.98   430,149  $26.75
       Exercised..........................    (214,223)   29.25   (117,178)    26.12   (45,653)  24.54
       Granted............................                         370,250     29.52
       Forfeited..........................      (1,128)   29.92   (155,688)    28.08    (3,550)  27.13
                                               -------  -------    -------     ----- ---------  ------
     Outstanding at end of the period.....     262,979  $ 28.42    478,330    $28.80   380,946  $26.98
                                               =======  =======    =======    ====== =========  ======
     Exercisable at end of period.........     224,547  $ 28.93    417,569    $29.29   294,437  $27.46
                                               =======  =======    =======    ======   =======  ======

     The weighted average fair value of options granted during fiscal year 2001 was $6.96.

     The following table summarizes information about the options outstanding at June 30, 2002:

                                OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
    --------------------------------------------------------------------   -----------------------------
                                                      WEIGHTED AVERAGE
                                                      ----------------
                                                    REMAINING
                          RANGE OF        NUMBER    CONTRACTUAL  EXERCISE    NUMBER     WEIGHTED AVERAGE
     GRANT YEARS      EXERCISE PRICES  OUTSTANDING LIFE IN YEARS  PRICE    EXERCISABLE   EXERCISE PRICE
     -----------      ---------------  -------------------------  -----    -----------   --------------

     1995                      $22.25      26,982      2.59       $22.25         9,006       $22.25
     1999                      $27.13      40,000      2.22       $27.13        29,544       $27.13
     2001               $29.50-$32.45     195,997      3.80       $29.54       185,997       $29.54

     The fair value of the options presented above was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for options granted in 2001: risk free interest rate of 5.52%; dividend yield of 2.03%; volatility factor of the expected market price of the Company's common stock of 33.71%; and a weighted average expected option life of
2.59 years.

     Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended June 30:

     (DOLLARS IN THOUSANDS EXCEPT PER SHARE FIGURES)                    2002         2001         2000
      ---------------------------------------------                   -------      -------      --------
     Net income.............................    As reported           $91,940      $89,238      $ 99,264
     .......................................    Pro forma             $91,799      $88,434      $ 99,078
     Earnings per Share:
       Basic and Diluted....................    As reported           $  2.49      $  2.37      $   2.51
       Basic................................    Pro forma             $  2.49      $  2.35      $   2.51
       Diluted..............................    Pro forma             $  2.49      $  2.35      $   2.50

NOTE 10 -  PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company and certain of its operating subsidiaries provide multiple defined benefit pension and postretirement medical and life insurance benefit plans. Benefits under the defined benefit pension plans are primarily based on negotiated rates and years of service and cover the union workers at such locations. The Company contributes to these pension plans at least the minimum amount required by regulation or contract. The Company recognizes the cost of postretirement medical and life insurance benefits as the employees render service. Benefits are funded as incurred.

                          LANCASTER COLONY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



     Relevant information with respect to these defined benefit pension and postretirement medical and life insurance benefits as of June 30, can be summarized as follows:

                                                                                            OTHER
                                                              PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                            --------------------    -----------------------
     (DOLLARS IN THOUSANDS)                                   2002        2001        2002        2001
      --------------------                                  -------     --------    --------    --------
     CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year...........     $29,405     $ 27,975    $  2,646    $  2,657
     Service cost......................................         630          610         122         128
     Interest cost.....................................       2,124        2,009         182         193
     Amendments........................................         114          756
     Actuarial loss (gain).............................       2,536          296         712         (63)
     Prior service cost................................                                             (104)
     Benefits paid.....................................      (2,200)      (2,241)       (244)       (165)
                                                            -------     --------    --------    --------
     Benefit obligation at end of year.................     $32,609     $ 29,405    $  3,418    $  2,646
                                                            -------     --------    --------    --------
     CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning of year....     $32,133     $ 32,881
     Actual return on plan assets......................      (1,073)         975
     Employer contribution.............................         708          518    $    244    $    165
     Benefits paid.....................................      (2,200)      (2,241)       (244)       (165)
                                                            -------     --------    --------    --------
     Fair value of plan assets at end of year..........     $29,568     $ 32,133
                                                            -------     --------    --------    --------
     RECONCILIATION OF FUNDED STATUS
     (Under) over funded status........................     $(3,041)    $  2,728    $ (3,418)   $ (2,646)
     Unrecognized net actuarial loss (gain)............       4,854       (1,541)        (28)       (774)
     Unrecognized prior service cost (asset)...........       2,988        3,114         (97)       (104)
     Unrecognized net transition obligation............          83          114
                                                            -------     --------    --------    --------
     Prepaid (accrued) benefit cost....................     $ 4,884     $  4,415    $ (3,543)   $ (3,524)
                                                            =======     ========    ========    ========
     AMOUNTS RECOGNIZED IN THE CONSOLIDATED
       BALANCE SHEETS CONSIST OF
     Prepaid benefit cost(1)...........................     $ 4,884     $  4,415
     Accrued benefit liability(2)......................      (7,306)                $ (3,543)   $ (3,524)
     Intangible asset(1)...............................       2,661
     Accumulated other comprehensive loss..............       4,645
                                                            -------     --------    --------    --------
     Net amount recognized.............................     $ 4,884     $  4,415    $ (3,543)   $ (3,524)
                                                            =======     ========    ========    ========

     WEIGHTED-AVERAGE ASSUMPTIONS AS OF JUNE 30
     Discount rate.....................................       6.95%         7.25%      6.95%       7.25%
     Expected return on plan assets....................       9.00%         9.00%

------------------

(1)  Recorded in other noncurrent assets
(2)  Recorded in other noncurrent liabilities


     For measurement purposes, annual increases in medical costs for fiscal 2002 are assumed to total approximately 8% per year and gradually decline to 5% by approximately the year 2008 and remain level thereafter. Annual increases in medical costs for fiscal 2001 were assumed to total approximately 6% per year and gradually decline to 5% by approximately the year 2003 and remain level thereafter.

                          LANCASTER COLONY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




                                                                                          OTHER
                                                       PENSION BENEFITS          POSTRETIREMENT BENEFITS
                                                -----------------------------    ------------------------
     (DOLLARS IN THOUSANDS)                       2002       2001       2000      2002    2001     2000
      --------------------                      -------    -------    -------    ------  ------   -----
     COMPONENTS OF NET PERIODIC BENEFIT COST
     Service cost.............................. $   630    $   610    $   625    $ 122   $  128   $  111
     Interest cost.............................   2,124      2,009      1,954      182      193      199
     Expected return on plan assets............  (2,794)    (2,871)    (3,072)
     Amortization of unrecognized
       net loss (gain).........................       8        (54)      (203)     (34)     (31)     (25)
     Amortization of prior service cost (asset)     240        240        199       (7)
     Amortization of unrecognized net
       obligation existing at transition.......      31         31         32
                                                -------    -------    -------    -----   ------   ------
     Net periodic benefit cost (benefit)....... $   239    $   (35)   $  (465)   $ 263   $  290   $  285
                                                =======    =======    =======    =====   ======   ======

     The majority of the pension plan assets are invested in bonds, short-term investments and common stock including shares of the Company's common stock with a market value of $3,620,000 and $4,601,000 as of June 30, 2002 and 2001,
respectively.

     Assumed health care cost rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

                                                                     1-PERCENTAGE-POINT  1-PERCENTAGE-POINT
     (DOLLARS IN THOUSANDS)                                             INCREASE              DECREASE
      --------------------                                           -----------------   ------------------
     Effect on total of service and interest cost components.........     $   27              $  (23)
     Effect on postretirement benefit obligation as of June 30, 2002.     $  214              $ (187)

     The Company and certain of its subsidiaries also participate in multiemployer plans that provide pension and postretirement health and welfare benefits to the union workers at such locations. The Company's contributions required by its participation in the multiemployer plans totaled $3,423,000, $3,277,000 and $2,920,000 in 2002, 2001 and 2000, respectively.

     During fiscal 1998, the Company adopted the Lancaster Colony Corporation 401(k) Profit Sharing Plan and Trust ("401(k) Plan"). In general, the 401(k) Plan extends participation to all domestic employees, except those covered by a collective bargaining agreement. The Company's contribution is 40% of the participant's contribution up to a maximum of 4% of the participant's annual compensation and is funded annually at the end of the 401(k) Plan year, December
31. The funds are invested in mutual funds with the exception of the Company contribution which is invested in Company stock. The Company's 401(k) Plan contributions totaled approximately $896,000, $815,000 and $811,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

     The Company also sponsors an Employee Stock Ownership Plan ("ESOP"). Effective January 1, 1998, the ESOP was frozen and all benefit accruals under and further contributions to the ESOP ceased. All participants in the ESOP at that time were immediately 100% vested. The Company has no further obligation to the ESOP.

NOTE 11 -  COMMITMENTS

     The Company has operating leases with initial noncancelable lease terms in excess of one year, covering the rental of various facilities and equipment, which expire at various dates through fiscal 2011. Certain of these leases contain renewal options, some provide options to purchase during the lease term and some require contingent rentals based on usage. The future minimum rental commitments due under these leases are summarized as follows (in thousands):
2003-$4,606; 2004-$3,585; 2005-$2,384; 2006-$1,236; 2007-$693; thereafter-
$1,470.

                          LANCASTER COLONY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Total rent expense, including short-term cancelable leases, during fiscal years ended June 30, 2002, 2001 and 2000 is summarized as follows:

     (DOLLARS IN THOUSANDS)                                              2002        2001        2000
      --------------------                                              ------      ------      -------
     Operating leases:
       Minimum rentals...............................................   $5,130      $4,866      $ 4,427
       Contingent rentals............................................      392         340          452
     Short-term cancelable leases....................................    2,706       3,256        2,696
                                                                        ------      ------      -------
         Total.......................................................   $8,228      $8,462      $ 7,575
                                                                        ======      ======      =======

NOTE 12 -  CONTINGENCIES AND ENVIRONMENTAL MATTERS

     At June 30, 2002, the Company is a party to various legal and environmental matters which have arisen in the ordinary course of business. Such matters did not have a material adverse effect on the current year results of operations and, in the opinion of management, their ultimate disposition will not have a material adverse effect on the Company's consolidated financial statements.

     A lawsuit was filed against a subsidiary of the Company in late June 2001 asserting that the subsidiary received approximately $16 million in preferential payments prior to the January 2000 bankruptcy of a former customer. An answer to this claim was filed in July 2001 denying liability. In December 2001, the Company settled this litigation. The effect of this settlement on the Company's financial results was not significant.

NOTE 13 -  BUSINESS SEGMENTS INFORMATION

     Management has evaluated its operations in accordance with SFAS No. 131 and has determined that the business is separated into three distinct operating and reportable product categories: "Specialty Foods," "Glassware and Candles" and "Automotive."

     SPECIALTY FOODS-includes the production and marketing of a family of pourable and refrigerated produce salad dressings; croutons; sauces; refrigerated produce vegetable and fruit dips; chip dips; dry and frozen egg noodles; caviar; frozen ready-to-bake pies; frozen hearth-baked breads; and frozen yeast rolls. Salad dressings, sauces, frozen egg noodles, frozen bread products and frozen yeast rolls are sold to both retail and foodservice markets. The remaining products of this business segment are primarily directed to retail markets.

     GLASSWARE AND CANDLES-includes the production and marketing of table and giftware consisting of domestic glassware, both machine pressed and machine blown; imported glassware; candles in all popular sizes, shapes and scents; potpourri and related scented products; industrial glass and lighting components; and glass floral containers. This segment's products are sold primarily to retail markets such as mass merchandisers and department stores.

     AUTOMOTIVE-includes the production and marketing for original equipment manufacturers, importers and the auto aftermarket of rubber, vinyl and carpet-on-rubber floor mats; truck and trailer splash guards; pickup truck bed mats; aluminum accessories for pickup trucks and vans; and a broad line of additional automotive accessories.

     Operating income represents net sales less operating expenses related to the business segments. Expenses of a general corporate nature have not been allocated to the business segments. All intercompany transactions have been eliminated, and intersegment revenues are not significant. Identifiable assets for each segment include those assets used in its operations and intangible assets allocated to purchased businesses. Corporate assets consist principally of cash, cash equivalents and deferred income taxes.

     The 2001 and 2000 capital expenditures of the segments include property relating to business acquisitions as follows:

     SEGMENT                                                                    2001           2000
     -------                                                                -----------      --------

     Specialty Foods.....................................................    $7,814,000
     Glassware and Candles...............................................                    $150,000

                          LANCASTER COLONY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The following sets forth certain financial information attributable to the Company's business segments for the three years ended June 30, 2002, 2001 and 2000:


     (DOLLARS IN THOUSANDS)                                  2002              2001             2000
     ----------------------                             -------------     ------------      ------------

     NET SALES(1)
       Specialty Foods...............................   $     579,940     $    517,714      $    460,982
       Glassware and Candles.........................         314,591          336,291           368,374
       Automotive....................................         235,156          238,648           261,340
                                                        -------------     ------------      ------------
           Total.....................................   $   1,129,687     $  1,092,653      $  1,090,696
                                                        =============     ============      ============

     OPERATING INCOME
       Specialty Foods...............................   $     113,710     $    105,656      $     83,372
       Glassware and Candles.........................          10,547           47,154            76,756
       Automotive....................................          15,489              673             7,452
       Corporate Expenses............................          (5,377)          (5,809)           (5,631)
                                                        -------------     ------------      ------------
           Total.....................................   $     134,369     $    147,674      $    161,949
                                                        =============     ============      ============

     IDENTIFIABLE ASSETS
       Specialty Foods...............................   $     182,819     $    187,249      $    131,657
       Glassware and Candles.........................         224,819          255,860           253,659
       Automotive....................................         104,872          110,650           126,819
       Corporate.....................................         106,195           22,593            19,709
                                                        -------------     ------------      ------------
           Total.....................................   $     618,705     $    576,352      $    531,844
                                                        =============     ============      ============

     CAPITAL EXPENDITURES
       Specialty Foods...............................   $       4,513     $     13,451      $      5,753
       Glassware and Candles.........................          13,881           12,363            11,301
       Automotive....................................           4,138            4,502             7,544
       Corporate.....................................              14              130               116
                                                        -------------     ------------      ------------
           Total.....................................   $      22,546     $     30,446      $     24,714
                                                        =============     ============      ============

     DEPRECIATION AND AMORTIZATION
       Specialty Foods...............................   $      10,567     $      9,698      $      7,927
       Glassware and Candles.........................          16,201           16,432            16,939
       Automotive....................................           8,299            9,207             9,327
       Corporate.....................................             220              191               147
                                                        -------------     ------------      ------------
           Total.....................................   $      35,287     $     35,528      $     34,340
                                                        =============     ============      ============

------------------------

(1) As is further discussed in Note 1 to the consolidated financial statements, segment net sales have been restated in accordance with EITF No. 00-25 for all years presented.

     Net sales and long-lived assets are predominantly domestic.

     Combined net sales from the three segments to one customer totaled approximately $136,000,000 or 12% of consolidated fiscal 2002 net sales; $120,000,000 or 11% of consolidated fiscal 2001 net sales and $112,000,000 or 10% of consolidated net sales in fiscal 2000.

                         LANCASTER COLONY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 14 -  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                 DILUTED
                                                                                 EARNINGS
                                                           INCOME               PER SHARE
                                                           BEFORE                 BEFORE
                                                         CUMULATIVE             CUMULATIVE
                                                          EFFECT OF              EFFECT OF     DILUTED
     (THOUSANDS EXCEPT             NET         GROSS     ACCOUNTING     NET     ACCOUNTING    EARNINGS
     PER SHARE FIGURES)          SALES(2)     MARGIN(2)    CHANGE      INCOME     CHANGE      PER SHARE
     ------------------        ----------    ----------  ----------   --------  ----------    ---------

     2002
     FIRST QUARTER...........  $  264,929    $  59,317     $20,341     $20,341      $ .55        $ .55
     SECOND QUARTER(3).......     311,873       70,353      17,423      17,423        .47          .47
     THIRD QUARTER(4)........     270,912       57,524      28,807      28,807        .78          .78
     FOURTH QUARTER(5).......     281,973       66,371      25,369      25,369        .69          .69
                               ----------    ---------     -------     -------      -----        -----
          YEAR...............  $1,129,687    $ 253,565     $91,940     $91,940      $2.49        $2.49
                               ==========    =========     =======     =======      =====        =====
     2001(1)
     First quarter...........  $  260,676    $  60,531     $21,247     $20,249      $ .56        $ .53
     Second quarter..........     311,101       77,240      29,853      29,853        .79          .79
     Third quarter...........     266,721       59,383      19,070      19,070        .51          .51
     Fourth quarter..........     254,155       58,567      20,066      20,066        .54          .54
                               ----------    ---------     -------     -------      -----        -----
          Year...............  $1,092,653    $ 255,721     $90,236     $89,238      $2.40        $2.37
                               ==========    =========     =======     =======      =====        =====

--------------------

(1) Reflects the impact of adopting the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.
(2) Net Sales and Gross Margin reflect accounting reclassifications in accordance with adopting the provisions of the Emerging Issues Task Force of the Financial Accounting Standards Board Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products.
(3) Included in the second quarter's earnings is a provision for bad debt of approximately $8.8 million, net of taxes, or approximately $.24 per share related to the bankruptcy filing of Kmart Corporation in January 2002.
(4) Included in the third quarter's earnings is income of approximately $9.6 million, net of taxes, or approximately $.26 per share related to funds received in February 2002 under the Continued Dumping and Subsidy Offset Act of 2000.
(5) As influenced by a decision to curtail certain production in late May 2002, the fourth quarter's earnings include income of approximately $1.8 million, net of taxes, equivalent to approximately five cents per share, related to the liquidation of certain LIFO inventories carried at prior years' lower costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

     Items 10 through 13 are incorporated herein by reference to the sections captioned "Nomination and Election of Directors," "Executive Compensation," "Security Ownership of Certain Beneficial Owners" and "Other Transactions" in the Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held November 18, 2002 and to the "Supplementary Item" in
Part I of this Annual Report on Form 10-K captioned "Executive Officers of the Registrant."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following consolidated financial statements as of June 30, 2002 and 2001 and for each of the three years in the period ended June 30, 2002 together with the report thereon of Deloitte & Touche LLP dated August 22, 2002 are included in Item 8 of this report:

     Independent Auditors' Report
     Consolidated Statements of Income for the years ended June 30, 2002, 2001 and 2000
     Consolidated Balance Sheets as of June 30, 2002 and 2001
     Consolidated Statements of Cash Flows for the years ended June 30, 2002,
        2001 and 2000
     Consolidated Statements of Shareholders' Equity for the years ended
        June 30, 2002, 2001 and 2000
     Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules Required by Items 8 and 14(d). Included in Part IV of this report is the following additional financial data which should be read in conjunction with the consolidated financial statements included in Item 8 of this report:

     Schedule II - Valuation and Qualifying Accounts.

     Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (a)(3) Exhibits Required by Item 601 of Regulation S-K and Item 14(c). See Index to Exhibits following "Schedule II - Valuation and Qualifying Accounts."

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of September, 2002.


                                       LANCASTER COLONY CORPORATION (REGISTRANT)





                                       By:/s/JOHN B. GERLACH, JR.
                                          --------------------------------------
                                             John B. Gerlach, Jr.
                                             Chairman, Chief Executive Officer,
                                             President and Director

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


                 SIGNATURES                                     TITLE                           DATE
                 ----------                                     -----                           ----

/s/JOHN B. GERLACH, JR.                                       Chairman,                 September 25, 2002
-----------------------------------                   Chief Executive Officer,
John B. Gerlach, Jr.                                   President and Director


/s/JOHN L. BOYLAN                                    Treasurer, Vice President,         September 25, 2002
-----------------------------------                     Assistant Secretary,
John L. Boylan                                         Chief Financial Officer
                                                      (Principal Financial and
                                                  Accounting Officer) and Director

/s/KERRII B. ANDERSON                                         Director                  September 16, 2002
-----------------------------------
Kerrii B. Anderson

/s/ROBERT L. FOX                                              Director                  September 13, 2002
-----------------------------------
Robert L. Fox

/s/MORRIS S. HALPERN                                          Director                  September 15, 2002
-----------------------------------
Morris S. Halpern

/s/ROBERT S. HAMILTON                                         Director                  September 16, 2002
-----------------------------------
Robert S. Hamilton

/s/EDWARD H. JENNINGS                                         Director                  September 14, 2002
-----------------------------------
Edward H. Jennings

/s/HENRY M. O'NEILL, JR.                                      Director                  September 12, 2002
-----------------------------------
Henry M. O'Neill, Jr.

/s/ZUHEIR SOFIA                                               Director                  September 16, 2002
-----------------------------------
Zuheir Sofia

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, John B. Gerlach, Jr., certify that:

      1. I have reviewed this annual report on Form 10-K of Lancaster Colony Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 25, 2002

/s/JOHN B. GERLACH, JR.
-----------------------
John B. Gerlach, Jr.
Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, John L. Boylan, certify that:

      1. I have reviewed this annual report on Form 10-K of Lancaster Colony Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 25, 2002

/s/JOHN L. BOYLAN
-----------------
John L. Boylan
Chief Financial Officer

                          LANCASTER COLONY CORPORATION
                                AND SUBSIDIARIES

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE THREE YEARS ENDED JUNE 30, 2002


COLUMN A                                      COLUMN B         COLUMN C            COLUMN D          COLUMN E
-----------                                 ------------     -------------      --------------    -------------
                                                               ADDITIONS
                                             BALANCE AT        CHARGED TO                            BALANCE
                                             BEGINNING         COSTS AND                             AT END
DESCRIPTION                                   OF YEAR          EXPENSES         DEDUCTIONS (A)       OF YEAR
-----------                                 ------------     -------------      --------------    -------------
Reserves deducted from asset to
   which they apply - Allowance
   for doubtful accounts:
   Year ended June 30, 2000..............   $  3,300,000     $   5,081,000      $    5,986,000    $  2,395,000
                                            ============     =============      ==============    ============
   Year ended June 30, 2001..............   $  2,395,000     $   2,038,000      $    1,266,000    $  3,167,000
                                            ============     =============      ==============    ============
   Year ended June 30, 2002..............   $  3,167,000     $  16,405,000(B)   $   16,158,000(B) $  3,414,000
                                            ============     =============      ==============    ============

NOTES:
(A) Represents uncollectible accounts written off net of recoveries.
(B) Included in fiscal 2002 is a provision and write-off for bad debt of approximately $14.3 million related to the bankruptcy filing of Kmart Corporation in January 2002.

                          LANCASTER COLONY CORPORATION
                                    FORM 10-K
                                  JUNE 30, 2002
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                      DESCRIPTION                                        LOCATED AT
------                                      -----------                                        ----------

  3.1        Certificate of Incorporation of the registrant approved by
             the shareholders November 18, 1991...........................................         (i)
   .2        Certificate of Amendment to the Articles of Incorporation approved by
             the shareholders November 16, 1992...........................................         (i)
   .3        Certificate of Amendment to the Articles of Incorporation approved by
             the shareholders November 17, 1997...........................................         (i)
   .4        By-laws of the registrant as amended through November 18, 1991...............         (a)
   .5        Certificate of Designation, Rights and Preferences of the Series A
             Participating Preferred Stock of Lancaster Colony Corporation................         (b)
  4.1        Specimen Certificate of Common Stock.........................................         (l)
   .2        Rights Agreement dated as of April 20, 2000 between Lancaster
             Colony Corporation and The Huntington Trust Company, N.A.....................         (k)
   .3        Credit Agreement dated as of February 13, 2001 among Lancaster
             Colony Corporation, The Lenders and Bank One, NA, as Agent...................         (m)
 10.1        1981 Incentive Stock Option Plan.............................................         (c)
   .2        Resolution by the Board of Directors to amend registrant's 1981 Incentive
             Stock Option Plan approved by the shareholders November 21, 1983.............         (d)
   .3        Resolution by the Board of Directors to amend registrant's 1981 Incentive
             Stock Option Plan approved by the shareholders November 18, 1985.............         (e)
   .4        Resolution by the Board of Directors to amend registrant's 1981 Incentive
             Stock Option Plan approved by the shareholders November 19, 1990.............         (f)
   .5        Key Employee Severance Agreement between Lancaster Colony
             Corporation and John L. Boylan...............................................         (f)
   .6        Consulting Agreement by and between Lancaster Colony
             Corporation and Morris S. Halpern............................................         (g)
   .7        1995 Key Employee Stock Option Plan..........................................         (h)
   .8        Key Employee Severance Agreement between Lancaster Colony
             Corporation and Bruce L. Rosa................................................         (j)
   .9        Lancaster Colony Corporation Executive Employee Deferred
             Compensation Plan............................................................         (l)
 21.         Significant Subsidiaries of Registrant.......................................   Filed herewith
 23.         The consent of Deloitte & Touche LLP to the incorporation by reference in Registration Statements No. 33-39102 and 333-01275 on Form S-8
             of their reports dated August 22, 2002, appearing in and incorporated by reference in this Annual Report on Form 10-K of Lancaster Colony
             Corporation for the year ended June 30, 2002.................................   Filed herewith
 99.1        Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002.....   Filed herewith
 99.2        Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002.....   Filed herewith

------------

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