Form 10-Q
period 2002-09-30
LANCASTER COLONY CORP
filed 2002-11-12
CIK 57515

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004

                                  ------------

                                    FORM 10-Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-4065-1

                                  ------------

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

     As of September 30, 2002, there were approximately 36,507,000 shares of Common Stock, no par value per share, outstanding.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets - September 30, 2002 and June 30, 2002

             Condensed Consolidated Statements of Income - Three Months Ended September 30, 2002 and 2001

             Condensed Consolidated Statements of Cash Flows - Three Months Ended September 30, 2002 and 2001

             Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition

Item 4.   Controls and Procedures

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Certifications

Index to Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   SEPTEMBER 30           JUNE 30
                                                                                       2002                2002
                                                                                  --------------      -------------
                                                                                   (UNAUDITED)

                                                 ASSETS

CURRENT ASSETS:

   Cash and equivalents..........................................................  $  89,556,000      $  83,378,000
   Receivables - net of allowance for doubtful accounts..........................    109,424,000        109,350,000

   Inventories:
     Raw materials and supplies..................................................     50,962,000         43,670,000
     Finished goods and work in process..........................................    111,957,000        104,581,000
                                                                                   -------------      -------------
       Total inventories.........................................................    162,919,000        148,251,000

   Prepaid expenses and other current assets.....................................     27,211,000         25,121,000
                                                                                   -------------      -------------

       Total current assets......................................................    389,110,000        366,100,000

PROPERTY, PLANT AND EQUIPMENT - at cost..........................................    459,808,000        453,671,000
   Less Accumulated Depreciation.................................................    294,802,000        287,728,000
                                                                                   -------------      -------------
       Property, plant and equipment - net.......................................    165,006,000        165,943,000

GOODWILL - net of accumulated amortization.......................................     72,212,000         72,212,000

INTANGIBLE ASSETS................................................................        458,000            465,000

OTHER ASSETS.....................................................................     13,615,000         13,985,000
                                                                                   -------------      -------------

TOTAL ASSETS.....................................................................  $ 640,401,000      $ 618,705,000
                                                                                   =============      =============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable..............................................................  $  47,880,000      $  43,258,000
   Accrued liabilities...........................................................     52,370,000         46,046,000
                                                                                   -------------      -------------

       Total current liabilities.................................................    100,250,000         89,304,000

OTHER NONCURRENT LIABILITIES.....................................................     16,873,000         15,890,000

DEFERRED INCOME TAXES............................................................     12,336,000         12,234,000

SHAREHOLDERS' EQUITY:

   Preferred stock - authorized 3,050,000 shares issuable in series; Class A -
     $1.00 par value, authorized 750,000 shares; Class B and C - no par value, authorized 1,150,000 shares each; outstanding - none

   Common stock - authorized 75,000,000 shares; issued September 30, 2002 -
     no par value - 47,558,400 shares; June 30, 2002 - no par value -
     47,484,253 shares...........................................................     64,414,000         61,919,000

   Retained earnings.............................................................    766,508,000        752,534,000

   Accumulated other comprehensive income........................................     (2,745,000)        (2,752,000)
                                                                                   -------------      -------------

       Total.....................................................................    828,177,000        811,701,000

   Common stock in treasury, at cost September 30, 2002 -
     11,051,014 shares; June 30, 2002 - 10,886,014 shares........................   (317,235,000)      (310,424,000)
                                                                                   -------------      -------------

       Total shareholders' equity................................................    510,942,000        501,277,000
                                                                                   -------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................................  $ 640,401,000      $ 618,705,000
                                                                                   =============      =============


            See Notes to Condensed Consolidated Financial Statements

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                        2002               2001
                                                   -------------      --------------

NET SALES.....................................     $ 275,821,000      $ 264,929,000

COST OF SALES.................................       218,135,000        205,612,000
                                                   -------------      -------------

GROSS MARGIN..................................        57,686,000         59,317,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..        24,886,000         25,664,000
                                                   -------------      -------------

OPERATING INCOME..............................        32,800,000         33,653,000

OTHER INCOME (EXPENSE):
   Interest Expense...........................                              (54,000)
   Interest Income and Other - Net............           397,000           (584,000)
                                                   -------------      -------------

INCOME BEFORE INCOME TAXES....................        33,197,000         33,015,000

TAXES BASED ON INCOME.........................        12,641,000         12,674,000
                                                   -------------      -------------

NET INCOME....................................     $  20,556,000      $  20,341,000
                                                   =============      =============

NET INCOME PER COMMON SHARE:
   Basic and Diluted..........................     $         .56      $         .55

CASH DIVIDENDS PER COMMON SHARE...............     $         .18      $         .17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic......................................        36,562,000         37,181,000
   Diluted....................................        36,629,000         37,230,000




            See Notes to Condensed Consolidated Financial Statements

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                   2002              2001
                                                               ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................    $ 20,556,000      $ 20,341,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization.........................       8,143,000         8,741,000
     Provision for losses on accounts receivable...........         195,000           840,000
     Deferred income taxes and other noncash charges.......       1,085,000        (1,296,000)
     (Gain) loss on sale of property.......................          (4,000)          110,000
     Changes in operating assets and liabilities:
       Receivables.........................................        (269,000)      (21,571,000)
       Inventories.........................................     (14,668,000)        1,541,000
       Prepaid expenses and other current assets...........      (2,090,000)       (1,554,000)
       Accounts payable....................................       4,622,000         4,368,000
       Accrued liabilities.................................       6,664,000        17,988,000
                                                               ------------      ------------

     Net cash provided by operating activities.............      24,234,000        29,508,000
                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments on property additions..........................      (6,469,000)       (4,400,000)
   Proceeds from sale of property..........................           5,000             3,000
   Other - net.............................................        (361,000)         (222,000)
                                                               ------------      ------------

     Net cash used in investing activities.................      (6,825,000)       (4,619,000)
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock..............................      (6,811,000)       (7,605,000)
   Payment of dividends....................................      (6,582,000)       (6,318,000)
   Net change in short-term bank loans.....................                        (4,500,000)
   Payments on long-term debt..............................                        (1,700,000)
   Common stock issued upon exercise of stock options......       2,155,000         1,364,000
                                                               ------------      ------------

     Net cash used in financing activities.................     (11,238,000)      (18,759,000)
                                                               ------------      ------------

Effect of exchange rate changes on cash....................           7,000            10,000
                                                               ------------      ------------
Net change in cash and equivalents.........................       6,178,000         6,140,000
Cash and equivalents at beginning of year..................      83,378,000         4,873,000
                                                               ------------      ------------
Cash and equivalents at end of period......................    $ 89,556,000      $ 11,013,000
                                                               ============      ============

SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

   Cash paid during the period for:

       Interest............................................    $       --        $     58,000
                                                               ============      ============
       Income taxes........................................    $  1,451,000      $    958,000
                                                               ============      ============




            See Notes to Condensed Consolidated Financial Statements

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

(2)  Comparative first quarter unaudited results by segment are as follows:


                                           THREE MONTHS ENDED
                                              SEPTEMBER 30
(DOLLARS IN THOUSANDS)                    2002           2001
----------------------                 ---------      ----------

NET SALES
   Specialty Foods...................  $ 147,633      $ 135,820
   Glassware and Candles.............     68,210         78,657
   Automotive........................     59,978         50,452
                                       ---------      ---------
     Total...........................  $ 275,821      $ 264,929
                                       =========      =========
OPERATING INCOME
   Specialty Foods...................  $  26,276      $  28,300
   Glassware and Candles.............      4,077          5,396
   Automotive........................      3,903          1,500
   Corporate expenses................     (1,456)        (1,543)
                                       ---------      ---------
     Total...........................  $  32,800      $  33,653
                                       =========      =========

(3) Effective July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 specifies that, among other things, goodwill and intangible assets with an indefinite useful life will no longer be amortized. Thus, in accordance with SFAS No. 142, goodwill is no longer being amortized. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. SFAS No. 142 also requires goodwill to be tested for impairment on at least an annual basis and written down to fair value if considered impaired. Accordingly, management has completed its initial asset impairment assessment and such analysis indicated that there is no impairment.

     The following table summarizes the Company's identifiable intangible assets as of September 30, 2002 and June 30, 2002:


(DOLLARS IN THOUSANDS)                        SEPTEMBER 30, 2002             JUNE 30, 2002
---------------------                      -----------------------    -----------------------
                                             GROSS                     GROSS
         INTANGIBLE ASSETS                 CARRYING    ACCUMULATED    CARRYING    ACCUMULATED
      SUBJECT TO AMORTIZATION               AMOUNT    AMORTIZATION     AMOUNT    AMORTIZATION
      -----------------------              --------   ------------    --------   ------------

Specialty Foods - Trademarks.............    $350         $ 85         $350         $ 83
Glassware & Candles - Customer Lists.....     250           57          250           52
                                             ----         ----         ----         ----
   Total.................................    $600         $142         $600         $135
                                             ====         ====         ====         ====


     Amortization expense relating to these assets was approximately $7,000 and $30,000 for the quarter ended September 30, 2002 and the year ended June 30, 2002, respectively. The amortization expense is estimated to be approximately $30,000 for each of the five fiscal years to end June 30, 2003, 2004, 2005, 2006 and 2007.

     Goodwill attributable to the Specialty Foods and Automotive segments is $71.2 million and $1 million, respectively.

     The following is a reconciliation assuming goodwill and other intangible assets had been accounted for in accordance with the provisions of SFAS No. 142 in the three months ended September 30, 2001:

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30
(DOLLARS IN THOUSANDS)                                    2002         2001
----------------------                                  -------      -------

Reported Net Income..................................   $20,556      $20,341
Add back amortization of goodwill, net of taxes......                    624
                                                        -------      -------
Adjusted Net Income..................................   $20,556      $20,965
                                                        =======      =======

Reported Basic and Diluted Earnings Per Share........   $   .56      $   .55
Adjusted Basic and Diluted Earnings Per Share........   $   .56      $   .56

(4) Effective July 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale, and to be disposed of by sale. SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of these Statements did not have a material impact on the Company's results of operations or financial condition.

(5) In November 2002, the Company announced that the glass manufacturing operations of its Indiana Glass Company facility in Dunkirk, Indiana would be consolidated over the next several months into that of the Indiana Glass facility located in Sapulpa, Oklahoma. This action is expected to result in a substantial improvement in overall capacity utilization, and the Sapulpa facility will gain the capability to manufacture pressed glassware. The number of jobs to be adversely affected at the Dunkirk facility is approximately 240. Warehousing and certain other ancillary functions will continue to be maintained at Dunkirk.

     In connection with this consolidation, it is anticipated that a pretax charge for restructuring somewhat in excess of $4 million, or approximately $.08 per share after taxes, will be recorded against earnings of the quarter to end December 31, 2002. The accounting for this restructuring will be in accordance with Emerging Issues Task Force No. 94-3. Of this charge, approximately $3 million is expected to be associated with the write-down of property, plant and equipment expected to no longer be of use as a result of this manufacturing consolidation. The manufacturing of pressed glass is expected to begin in Sapulpa during the quarter ended March 31, 2003. Transitional start-up costs associated with this relocated production may be significant and could persist through the balance of the current fiscal year. Accordingly, it is anticipated that the benefits of this restructuring will not become fully evident until the fiscal year beginning July 1, 2003.

(6) Certain prior year amounts have been reclassified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30
(DOLLARS IN THOUSANDS)                  2002         2001
----------------------                --------     --------

NET SALES
  Specialty Foods..................   $147,633     $135,820
  Glassware and Candles............     68,210       78,657
  Automotive.......................     59,978       50,452
                                      --------     --------
    Total..........................   $275,821     $264,929
                                      ========     ========

     As reflected above, consolidated net sales for the three months ended September 30, 2002 reached a first quarter record total of $275,821,000, which is a 4% increase over the $264,929,000 for the three months ended September 30, 2001. The Specialty Foods segment contributed the most growth in dollars as such sales totaled $147,633,000, a 9% increase over the comparable fiscal 2002 total of $135,820,000. This segment's increased sales were derived from internally generated growth, primarily through sauces and dressings sold to large national restaurant accounts, and also from greater sales of frozen bread products into the retail channel.

     The Automotive segment's sales totaled $59,978,000, a 19% increase from the prior year's first quarter total of $50,452,000. Increased sales of aluminum light truck accessories to original equipment manufacturers led this improvement. Sales of the Glassware and Candles segment totaled $68,210,000, a 13% decline from sales levels that totaled $78,657,000 a year ago. This decline is primarily attributable to lower sales of candles. Factors influencing this decline include the extent of competitive market conditions, the prior year's quarter containing a large placement of private-label candles at a large mass merchandiser and generally unsettled economic conditions combined with lackluster consumer demand for candles.

     As a percentage of sales, the Company's consolidated gross margins for the three months ended September 30, 2002 totaled 20.9% compared to 22.4% achieved during the comparable period of 2001. Margins within the Specialty Foods segment declined as influenced by factors involving a less favorable sales mix, somewhat higher promotional costs for frozen breads and increased overhead costs in certain dressing operations. Gross margins of the Glassware and Candles segment also declined as affected by a less favorable sales mix, competitive pricing conditions and less fixed cost absorption on lower manufacturing levels. Despite pricing pressures impacting many of its product lines, margins in the Automotive segment improved due to the implementation of manufacturing cost reduction initiatives and some moderation in material costs.

     Consolidated selling, general and administrative costs of $24,886,000 for the three months ended September 30, 2002 decreased 3% from the $25,664,000 incurred for the three months ended September 30, 2001 and declined as a percentage of sales from 9.7% to 9.0%. Contributing to this decrease were changes in sales mix and a lower provision for bad debts.

     The foregoing factors contributed to consolidated operating income totaling $32,800,000 for the three months ended September 30, 2002, a decrease of 3% from the corresponding fiscal 2002 total of $33,653,000. By segment, the Company's operating income can be summarized as follows:

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30
(DOLLARS IN THOUSANDS)                  2002          2001
----------------------                --------      --------

OPERATING INCOME
  Specialty Foods..................   $ 26,276      $ 28,300
  Glassware and Candles............      4,077         5,396
  Automotive.......................      3,903         1,500
  Corporate expenses...............     (1,456)       (1,543)
                                      --------      --------
    Total..........................   $ 32,800      $ 33,653
                                      ========      ========

     With the effective income tax rate of 38.1% for the quarter ended
September 30, 2002 being slightly lower than the 38.4% of the comparable period of 2001, net income of $20,556,000 was essentially even with the preceding year's net income for the quarter of $20,341,000. Earnings per share for the fiscal 2003 quarter was influenced by the Company's share repurchase program and totaled $.56 per share on a basic and diluted basis compared to $.55 recorded in the prior year.

FINANCIAL CONDITION

     For the three months ended September 30, 2002, net cash provided by operating activities totaled $24,234,000 which compares to $29,508,000 provided in the comparable period of 2001. This decrease primarily results from relative changes in working capital components.

     Total working capital at September 30, 2002 of $288,860,000 increased by $12,064,000 over the $276,796,000 present this past June 30. In particular, inventories in the current year's quarter increased $14,668,000 as the result of seasonal builds of candles and certain food products. Accrued liabilities also increased by $6,324,000 since June 30 primarily as a result of an increase in accruals for corporate income taxes.

     Significant investment activities conducted during the three months ended September 30, 2002 included $6,469,000 expended for payments on property additions. Financing activities of note consisted of $6,811,000 expended for the purchase of treasury stock and $6,582,000 related to the payment of dividends. Approximately 1,566,000 shares remain authorized for future buyback at September 30, 2002. The dividends paid during the current quarter increased approximately 4% due to the effects a 6% increase in the stated dividend rate being somewhat offset by the extent of share repurchases. Management believes that cash provided from operations and the currently available bank credit arrangements should be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 2003.

     In November 2002, the Company announced that the glass manufacturing operations of its Indiana Glass Company facility in Dunkirk, Indiana would be consolidated over the next several months into that of the Indiana Glass facility located in Sapulpa, Oklahoma. This action is expected to result in a substantial improvement in overall capacity utilization, and the Sapulpa facility will gain the capability to manufacture pressed glassware. The number of jobs to be adversely affected at the Dunkirk facility is approximately 240. Warehousing and certain other ancillary functions will continue to be maintained at Dunkirk.

     In connection with this consolidation, it is anticipated that a pretax charge for restructuring somewhat in excess of $4 million, or approximately $.08 per share after taxes, will be recorded against earnings of the quarter to end December 31, 2002. The accounting for this restructuring will be in accordance with Emerging Issues Task Force No. 94-3. Of this charge, approximately $3 million is expected to be associated with the write-down of property, plant and equipment expected to no longer be of use as a result of this manufacturing consolidation. The manufacturing of pressed glass is expected to begin in Sapulpa during the quarter ended March 31, 2003. Transitional start-up costs associated with this relocated production may be significant and could persist through the balance of the current fiscal year. Accordingly, it is anticipated that the benefits of this restructuring will not become fully evident until the fiscal year beginning July 1, 2003.

     There have been no changes in critical accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

ITEM 4.   CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits - See Index to Exhibits following Certifications.

    (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the three months ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LANCASTER COLONY CORPORATION (REGISTRANT)



Date:  November 12, 2002               By:  /s/JOHN B. GERLACH, JR.
     ----------------------               --------------------------------------
                                              John B. Gerlach, Jr.
                                              Chairman, Chief Executive Officer,
                                              President and Director

Date:  November 12, 2002               By:  /s/JOHN L. BOYLAN
     ----------------------               --------------------------------------
                                              John L. Boylan
                                              Treasurer, Vice President,
                                              Assistant Secretary and
                                              Chief Financial Officer
                                              (Principal Financial
                                              and Accounting Officer)

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, John B. Gerlach, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lancaster Colony Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                      By:  /s/JOHN B. GERLACH, JR.
                                                   -----------------------
                                                     John B. Gerlach, Jr.
                                                     Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, John L. Boylan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lancaster Colony Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                        By: /s/JOHN L. BOYLAN
                                                    -----------------
                                                      John L. Boylan
                                                      Chief Financial Officer

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2002
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                 DESCRIPTION                                           LOCATED AT
------                                 -----------                                           ----------
99.1     Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002........   Filed herewith

99.2     Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002........   Filed herewith
