Form 10-Q
period 2002-12-31
LANCASTER COLONY CORP
filed 2003-02-13
CIK 57515

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004

                                  -------------

                                    FORM 10-Q

(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-4065-1

                                  -------------

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

     As of December 31, 2002, there were approximately 36,172,000 shares of Common Stock, no par value per share, outstanding.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets - December 31, 2002 and June 30, 2002

             Condensed Consolidated Statements of Income - Three Months and Six Months Ended December 31, 2002 and 2001

             Condensed Consolidated Statements of Cash Flows - Six Months Ended December 31, 2002 and 2001

             Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition

Item 4.   Controls and Procedures


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Certifications

Index to Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31        JUNE 30
(DOLLARS IN THOUSANDS)                                                          2002              2002
----------------------                                                        ---------         ---------
                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and equivalents ..............................................        $ 128,505         $  83,378
   Receivables - net of allowance for doubtful accounts ..............           98,407           109,350
   Other receivable - Continued Dumping and Subsidy Offset Act .......           39,177

   Inventories:
     Raw materials and supplies ......................................           47,322            43,670
     Finished goods and work in process ..............................          100,540           104,581
                                                                              ---------         ---------
       Total inventories .............................................          147,862           148,251

   Prepaid expenses and other current assets .........................           27,559            25,121
                                                                              ---------         ---------
       Total current assets ..........................................          441,510           366,100

 PROPERTY, PLANT AND EQUIPMENT - at cost .............................          456,190           453,671
   Less Accumulated Depreciation .....................................          296,912           287,728
                                                                              ---------         ---------
       Property, plant and equipment - net ...........................          159,278           165,943

GOODWILL - net of accumulated amortization ...........................           75,212            72,212

INTANGIBLE ASSETS - net of accumulated amortization ..................              450               465

OTHER ASSETS .........................................................           12,933            13,985
                                                                              ---------         ---------

TOTAL ASSETS .........................................................        $ 689,383         $ 618,705
                                                                              =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..................................................        $  41,208         $  43,258
   Accrued liabilities ...............................................           51,639            45,674
   Accrued income and other taxes ....................................           24,129               372
                                                                              ---------         ---------
       Total current liabilities .....................................          116,976            89,304

OTHER NONCURRENT LIABILITIES .........................................           17,519            15,890

DEFERRED INCOME TAXES ................................................           11,066            12,234

SHAREHOLDERS' EQUITY:
   Preferred stock - authorized 3,050,000 shares issuable in series;
     Class A - $1.00 par value, authorized 750,000 shares; Class B and
     C - no par value, authorized 1,150,000 shares each; outstanding -
     none
   Common stock - authorized 75,000,000 shares; issued December 31,
     2002 - no par value - 47,566,150 shares;
     June 30, 2002 - no par value - 47,484,253 shares ................           64,643            61,919
   Retained earnings .................................................          811,237           752,534
   Accumulated other comprehensive loss ..............................           (2,741)           (2,752)
                                                                              ---------         ---------
       Total .........................................................          873,139           811,701
   Common stock in treasury, at cost December 31, 2002 -
     11,394,314 shares; June 30, 2002 - 10,886,014 shares ............         (329,317)         (310,424)
                                                                              ---------         ---------
       Total shareholders' equity ....................................          543,822           501,277
                                                                              ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................        $ 689,383         $ 618,705
                                                                              =========         =========


            See Notes to Condensed Consolidated Financial Statements

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
(DOLLARS IN THOUSANDS                                      DECEMBER 31                   DECEMBER 31
EXCEPT PER SHARE AMOUNTS)                              2002          2001             2002          2001
------------------------                            ----------    ----------       ----------    ----------
NET SALES........................................   $  307,669    $  311,873       $  583,490    $  576,802

COST OF SALES....................................      233,437       241,520          451,572       447,132
                                                    ----------    ----------       ----------    ----------

GROSS MARGIN.....................................       74,232        70,353          131,918       129,670

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES.......................       26,236        42,359           51,122        68,023

RESTRUCTURING AND IMPAIRMENT
   CHARGE........................................        4,945                          4,945
                                                    ----------    ----------       ----------    ----------

OPERATING INCOME.................................       43,051        27,994           75,851        61,647

OTHER INCOME (EXPENSE):
   Interest Expense..............................                                                       (54)
   Other Income - Continued Dumping and
      Subsidy Offset Act.........................       39,177                         39,177
   Interest Income and Other - Net...............          880           462            1,277          (122)
                                                    ----------    ----------       ----------    ----------

INCOME BEFORE INCOME TAXES.......................       83,108        28,456          116,305        61,471

TAXES BASED ON INCOME............................       31,129        11,033           43,770        23,707
                                                    ----------    ----------       ----------    ----------

NET INCOME.......................................   $   51,979    $   17,423       $   72,535    $   37,764
                                                    ==========    ==========       ==========    ==========

NET INCOME PER COMMON SHARE:
   Basic and Diluted.............................   $     1.43    $      .47       $    1.99     $     1.02

CASH DIVIDENDS PER
   COMMON SHARE..................................   $      .20    $      .18       $     .38     $      .35

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic.........................................   36,354,000    36,880,000       36,458,000    37,031,000
   Diluted.......................................   36,406,000    36,931,000       36,517,000    37,081,000



            See Notes to Condensed Consolidated Financial Statements

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                        DECEMBER 31
(DOLLARS IN THOUSANDS)                                                             2002             2001
----------------------                                                           ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................................................     $  72,535       $   37,764
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization..........................................        16,119           17,486
     Provision for losses on accounts receivable............................           253           16,028
     Deferred income taxes and other noncash charges........................           461           (5,921)
     Restructuring and impairment charge....................................         4,101
     (Gain) loss on sale of property........................................          (324)              87
     Changes in operating assets and liabilities:
       Receivables..........................................................       (28,487)         (21,875)
       Inventories..........................................................           389           34,211
       Prepaid expenses and other current assets............................        (2,438)          (2,444)
       Accounts payable.....................................................        (5,050)          (1,492)
       Accrued liabilities and accrued income and other taxes...............        29,666            2,085
                                                                                 ---------       ----------
     Net cash provided by operating activities..............................        87,225           75,929
                                                                                 ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments on property additions...........................................       (12,143)          (8,734)
   Proceeds from sale of property...........................................         1,431               49
   Other - net..............................................................        (1,056)            (995)
                                                                                 ---------       ----------
     Net cash used in investing activities..................................       (11,768)          (9,680)
                                                                                 ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock...............................................       (18,893)         (17,070)
   Payment of dividends.....................................................       (13,832)         (12,943)
   Net change in short-term bank loans......................................                         (4,500)
   Payments on long-term debt...............................................                         (3,040)
   Common stock issued upon exercise of stock options.......................         2,384            2,382
                                                                                 ---------       ----------
     Net cash used in financing activities..................................       (30,341)         (35,171)
                                                                                 ---------       ----------

Effect of exchange rate changes on cash.....................................            11                2
                                                                                 ---------       ----------
Net change in cash and equivalents..........................................        45,127           31,080
Cash and equivalents at beginning of year...................................        83,378            4,873
                                                                                 ---------       ----------
Cash and equivalents at end of period.......................................     $ 128,505       $   35,953
                                                                                 =========       ==========

SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

   Cash paid during the period for:
       Interest.............................................................     $      -        $       90
                                                                                 =========       ==========
       Income taxes.........................................................     $  19,930       $   24,201
                                                                                 =========       ==========




            See Notes to Condensed Consolidated Financial Statements

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION

     The interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

     During fiscal 2003, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation for the three and six months ended December 31, 2002, was an increase in net earnings of approximately $1.7 million after taxes, or approximately five cents per share.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - BUSINESS SEGMENTS INFORMATION

     Comparative second quarter and year-to-date unaudited results by segment are as follows:

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      DECEMBER 31                    DECEMBER 31
                                                   2002          2001            2002           2001
                                                ----------    ----------      ----------     ----------
          NET SALES
             Specialty Foods...............     $  164,316    $  149,728      $  311,949     $  285,548
             Glassware and Candles.........         81,753       103,926         149,963        182,583
             Automotive....................         61,600        58,219         121,578        108,671
                                                ----------    ----------      ----------     ----------
               Total.......................     $  307,669    $  311,873      $  583,490     $  576,802
                                                ==========    ==========      ==========     ==========
          OPERATING INCOME
             Specialty Foods...............     $   34,296    $   28,606      $   60,572     $   56,906
             Glassware and Candles.........          5,896        (2,687)          9,973          2,709
             Automotive....................          4,541         3,505           8,444          5,005
             Corporate expenses............         (1,682)       (1,430)         (3,138)        (2,973)
                                                ----------    ----------      ----------     ----------
               Total.......................     $   43,051    $   27,994      $   75,851     $   61,647
                                                ==========    ==========      ==========     ==========

NOTE 3 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

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

     The following table summarizes the Company's identifiable intangible assets as of December 31, 2002 and June 30, 2002:

                                                         DECEMBER 31, 2002             JUNE 30, 2002
                                                     ------------------------    ------------------------
                                                        GROSS                      GROSS
                  INTANGIBLE ASSETS                   CARRYING    ACCUMULATED    CARRYING    ACCUMULATED
               SUBJECT TO AMORTIZATION                 AMOUNT    AMORTIZATION     AMOUNT    AMORTIZATION
               -----------------------                --------   ------------    --------   ------------
     Specialty Foods - Trademarks...................  $  370       $  108         $ 370        $ 103
     Glassware & Candles - Customer Lists...........     250           62           250           52
                                                       -----        -----           ---         ----
       Total........................................  $  620       $  170         $ 620        $ 155
                                                      ======       ======         =====        =====

     Amortization expense relating to these assets was approximately $15,000 and $30,000 for the six months ended December 31, 2002 and the year ended June 30, 2002, respectively. The amortization expense is estimated to be approximately $30,000 for each of the five fiscal years to end June 30, 2003, 2004, 2005, 2006 and 2007.

     Goodwill attributable to the Specialty Foods and Automotive segments is $74.2 million and $1.0 million, respectively, as of December 31, 2002.

     The following is a reconciliation assuming goodwill and other intangible assets had been accounted for in accordance with the provisions of SFAS No. 142 in the six months ended December 31, 2001:

                                                                                 SIX MONTHS ENDED
                                                                                    DECEMBER 31
                                                                                2002             2001
                                                                              --------         --------
     Reported Net Income...................................................   $ 72,535         $ 37,764
     Add back amortization of goodwill, net of taxes.......................                       1,256
                                                                              --------         --------
     Adjusted Net Income...................................................   $ 72,535         $ 39,020
                                                                              ========         ========

     Reported Basic and Diluted Earnings Per Share.........................      $1.99            $1.02
     Adjusted Basic and Diluted Earnings Per Share.........................      $1.99            $1.05


NOTE 4 - RESTRUCTURING AND IMPAIRMENT CHARGE

     On November 1, 2002, the Company announced the restructuring and consolidation of its glass manufacturing facility located in Dunkirk, Indiana into that of the Company's facility located in Sapulpa, Oklahoma. The Sapulpa plant gains pressed glassware manufacturing in addition to its blown glassware capabilities, while warehousing and certain other ancillary functions will continue to be performed at the Dunkirk facility. This action was deemed necessary due to a combination of weaker demand for pressed glassware, import competition and the existence of excess plant capacity and is expected to result in a substantial improvement over time in capacity utilization.

     As a result of this plan, during the second quarter ended December 31, 2002, the Company recognized a pretax charge of approximately $4.9 million, consisting of employee separation costs (relating to approximately 250 hourly and salary employees), pension curtailment costs, closure and cleanup costs and the write-down of property, plant and equipment having no future utility as a result of the restructuring decision. The accounting for this restructuring is in accordance with Emerging Issues Task Force No. 94-3. In accordance with this guidance, the restructuring provision was determined based on estimates prepared at the time the restructuring actions were approved by management. An analysis of the Company's restructuring activity and related liability is as follows:

                                                       EMPLOYEE
                                                      SEPARATION        ASSET         OTHER
                                                         COSTS       WRITE-OFFS      CHARGES     TOTAL
                                                      ----------     ----------      -------    --------
     Restructuring Provision
       Employee separation costs...................    $  1,040       $   -          $   -      $  1,040
       Property and equipment impairment...........                     3,027                      3,027
       Pension curtailment.........................                                      678         678
       Closing and cleanup costs...................                                      200         200
                                                       --------       -------        -------    --------
         Total.....................................       1,040         3,027            878       4,945

     Cash Paid.....................................         802                           42         844

     Non-Cash Charges..............................                     3,027            678       3,705
                                                       --------       -------        -------    --------

     Accrual Balance at December 31, 2002
     (included in accrued liabilities).............    $    238       $    -         $   158    $    396
                                                       ========       =======        =======    ========

     It is anticipated that the remaining cash-related charges will be paid by the end of the current fiscal year. Although pressed glassware manufacturing has commenced during the third quarter at the Sapulpa facility, it is anticipated that the Company will incur some amount of transitional costs over the balance of the fiscal year. Accordingly, it does not appear that the benefits of this restructuring will become fully evident until the fiscal year beginning July 1, 2003.

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures for the period ended December 31, 2002. The Company does not expect that the provisions of FIN 45 will have a material impact on the Company's results of operations or financial condition. The Company has provided additional disclosure with respect to guarantees in Note 6.

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 will be effective for arrangements entered into after June 30, 2003. The adoption of EITF No. 00-21 is not expected to have a material impact on the Company's results of operation or financial condition.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements beginning with the third quarter of fiscal 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements, none of which appear to apply to the Company at this time, are effective in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the requirements and impact of FIN 46 on the consolidated results of operations and financial condition but does not anticipate any impact to the financials at this time.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     At December 31, 2002, the Company is a party to various claims and litigation which have arisen in the ordinary course of business. Such matters did not have a material effect on the current fiscal year-to-date results of operations and, in the opinion of management, their ultimate disposition will not have a material adverse effect on the Company's consolidated financial statements.

     In December 2002, the Company received notice from the U.S. Customs Service regarding its intent to remit to the Company approximately $39.2 million under the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). This amount was recognized as other income in the accompanying financial statements. As this payment was not received until January 2003, a receivable was recorded and titled "Other receivable - Continued Dumping and Subsidy Offset Act" at December 31, 2002. The Company was notified and received approximately $15.6 million under this Act in the fiscal third quarter of the prior year. The CDSOA, which applies to the Company's candle operations, is in its second year of effectiveness and is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Payments to be received in future years under CDSOA are subject to many variables outside the control of the Company and, accordingly, the related amounts, if any, are not subject to reasonable estimation at the present time. The Company is aware that another candle manufacturer has initiated legal proceedings against the Customs Service and claims a right to share in the total proceeds payable to candle manufacturers pursuant to the provisions of CDSOA. The Company has been informed that the Customs Service, which denied the claim originally, is defending its position before the court. If resolved in favor of the claimant, it might become asserted that the payments that have been made to Lancaster Colony could be reduced by an undetermined amount through either smaller future distributions or as refunds to the Customs Service.

     Certain of the Company's automotive accessory products carry explicit limited warranties that extend from twelve months to the life of the product, based on terms that are generally accepted in the marketplace. The Company's policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring Company obligations under the warranty plans. The warranty accrual as of December 31, 2002 and June 30, 2002 is immaterial to the financial condition of the Company, and the change in the accrual for the current quarter and the first six months of fiscal 2003 is immaterial to the Company's results of operations and cash flows.

     During the quarters ended December 31, 2002 and 2001, the Company accrued $3.0 million and $2.3 million, respectively, in conjunction with estimated contingent payments associated with the September 2000 acquisition of Sister Schubert's Homemade Rolls, Inc. As actual cash payments had not yet been made, this activity was excluded from the Statements of Cash Flows for the respective periods. This contingent payment arrangement continues through calendar 2003 with a maximum payment of $3.0 million and is based largely on the future annual level of Sister Schubert's earnings, as defined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                         (TABULAR DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       DECEMBER 31                   DECEMBER 31
                                                   2002          2001             2002          2001
                                                ----------    ----------      ----------     ----------
     NET SALES
       Specialty Foods.....................     $  164,316    $  149,728      $  311,949     $  285,548
       Glassware and Candles...............         81,753       103,926         149,963        182,583
       Automotive..........................         61,600        58,219         121,578        108,671
                                                ----------    ----------      ----------     ----------
         Total.............................     $  307,669    $  311,873      $  583,490     $  576,802
                                                ==========    ==========      ==========     ==========

     As reflected above, consolidated net sales of $308 million for the three months ended December 31, 2002 declined 1% from the $312 million recorded in the comparable period of fiscal 2002. Consolidated net sales for the six months ended December 31, 2002 of $583 million increased 1% over the preceding year's total of $577 million.

     Within the Specialty Foods segment, internally generated growth led to sales increasing in excess of 9% in both the three- and six-month periods. Among significant contributors to this growth were retail sales of frozen breads and rolls along with greater volumes of dressings and sauces sold to larger, national restaurant accounts. Trade promotional costs, which are netted against gross sales of the segment, were also somewhat higher last year, particularly in the second quarter. Factors contributing to this reduction were improved oversight and changes in customer mix.

     Net sales of the Glassware and Candles segment declined 21% and 18% for the respective three- and six-month periods. This decline is primarily due to lower sales of candles. Affecting this trend are competitive market pricing conditions, the general softness of the category and the loss of a large mass-market customer. Net sales of the Automotive segment increased 6% for the second quarter and 12% for the six-month period. Increased volume with OEM accounts, especially of aluminum light truck accessories more than offset weaker volumes of aftermarket floor mats.

     The Company's consolidated gross margins as a percentage of net sales of 24.1% and 22.6% increased for both the respective three- and six-month periods ended December 31, 2002 relative to the 22.6% and 22.5% achieved for the comparable periods of fiscal 2002. The second quarter's margins of the Specialty Foods segment increased as influenced by greater utilization of plant capacity and lower promotional costs. A decline in year-to-date margins was experienced due to issues involving sales mix, operating inefficiencies and higher promotional costs affecting first quarter results. Food commodity costs for the first six months of fiscal 2003 were relatively stable although it is expected that increased soybean oil costs may impact the comparative results of the last six months by in excess of $2 million. Despite pricing pressures impacting many of its product lines, margins in the Automotive segment for both the three- and six-month periods improved due to the implementation of manufacturing cost reduction initiatives and the moderation in certain material costs. However, such costs are anticipated to rise in the latter half of fiscal 2003.

     Gross margins of the Glassware and Candles segment for the fiscal 2003 periods reflected improvement over the prior year as benefiting from the liquidation of certain LIFO glassware inventory acquired at substantially lower prior years' costs. Such liquidation reduced cost of sales by $2.7 million in the second quarter of fiscal 2003. Otherwise, margins were adversely impacted by issues such as a competitive pricing environment and less fixed cost absorption on lower candle sales. Prior year margins in this segment were adversely affected by costs associated with a labor strike occurring at one of the glassware production facilities.

     Consolidated selling, general and administrative costs of $26.2 million and $51.1 million decreased 38% and 25%, respectively, from the corresponding fiscal 2002 three- and six-month totals of $42.4 million and $68.0 million. This decrease is primarily due to the Glassware and Candles segment incurring a greater provision for bad debts in fiscal 2002 including a $14.3 million charge to reserve accounts receivable associated with the bankruptcy filing of Kmart Corporation.

     For the three- and six-month periods ended December 31, 2002, a restructuring and asset impairment charge totaling $4.9 million before taxes was provided in the Glassware and Candles segment. The accounting for this restructuring has been in accordance with Emerging Issues Task Force No. 94-3. The majority of this charge, approximately $3.0 million, was associated with the write-down of property, plant and equipment no longer expected to be used as a result of the restructuring. This charge related to the November 2002 announcement that the Company's glass manufacturing facility located in Dunkirk, Indiana would be consolidated over a period of several months into that of the Company's facility located in Sapulpa, Oklahoma. This action is expected to result in a substantial improvement over time in capacity utilization. Additionally, the Sapulpa facility is gaining the capability to manufacture pressed glassware. The number of jobs adversely affected at the Dunkirk facility approximated 250. Warehousing and certain other ancillary functions will continue to be performed at Dunkirk. Although pressed glassware manufacturing has commenced during the third quarter at the Sapulpa facility, it is anticipated that the Company will incur some amount of transitional costs over the balance of the fiscal year. Accordingly, it is anticipated that the benefits of this restructuring will not become fully evident until the fiscal year beginning July 1, 2003.

     The foregoing factors contributed to consolidated operating income totaling $43.1 million and $75.9 million for the three- and six-month periods ended December 31, 2002. These amounts represented increases of 54% and 23% over the corresponding fiscal 2002 totals of $28.0 million and $61.6 million. By segment, the Company's operating income can be summarized as follows:

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     DECEMBER 31               DECEMBER 31
                                                  2002        2001          2002         2001
                                                --------    --------      --------     --------
     OPERATING INCOME
       Specialty Foods.....................     $ 34,296    $ 28,606      $ 60,572     $ 56,906
       Glassware and Candles...............        5,896      (2,687)        9,973        2,709
       Automotive..........................        4,541       3,505         8,444        5,005
       Corporate expenses..................       (1,682)     (1,430)       (3,138)      (2,973)
                                                --------    --------      --------     --------
         Total.............................     $ 43,051    $ 27,994      $ 75,851     $ 61,647
                                                ========    ========      ========     ========

     In December 2002, the Company received notice from the U.S. Customs Service regarding its intent to remit to the Company approximately $39.2 million under the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). This amount was recognized as other income in the accompanying financial statements. As this payment was not received until January 2003, a receivable was recorded and titled "Other receivable - Continued Dumping and Subsidy Offset Act" at December 31, 2002. The Company was notified and received approximately $15.6 million under this Act in the fiscal third quarter of the prior year. The CDSOA, which applies to the Company's candle operations, is in its second year of effectiveness and is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Payments to be received in future years under CDSOA are subject to many variables outside the control of the Company and, accordingly, the related amounts, if any, are not subject to reasonable estimation at the present time. The Company is aware that another candle manufacturer has initiated legal proceedings against the Customs Service and claims a right to share in the total proceeds payable to candle manufacturers pursuant to the provisions of CDSOA. The Company has been informed that the Customs Service, which denied the claim originally, is defending its position before the court. If resolved in favor of the claimant, it might become asserted that the payments that have been made to Lancaster Colony could be reduced by an undetermined amount through either smaller future distributions or as refunds to the Customs Service. Further affecting other income has been an increase in the level of interest income as influenced by the Company's greater level of investable cash and equivalents, although as somewhat offset by a year-over-year decline in interest rates. Also recognized in other income in the second quarter of fiscal 2002 was a gain of approximately $1 million related to insurance proceeds associated with a casualty loss that occurred in January 2001.

     With fiscal 2003 results notably influenced by the CDSOA income, net income of $52.0 million and $72.5 million for the three- and six-month periods ended December 31, 2002 increased by 198% and 92% over the corresponding totals of fiscal 2002. As was further affected by the Company's share repurchases, fully diluted earnings per share of $1.43 and $1.99 for the three- and six-month periods increased 204% and 95%, respectively, compared to the preceding year's comparable totals of $.47 and $1.02.

FINANCIAL CONDITION

     Net cash provided by operating activities for the six months ended December 31, 2002 totaled $87.2 million, which is $11.3 million greater than the $75.9 million provided in the six months ended December 31, 2001. This fluctuation in cash flows was influenced by the increased level of net income and the extent of relative year-over-year changes in various working capital components. Total receivables of $137.6 million were $28.2 million greater than at June 30, 2002 due to the CDSOA remittance of $39.2 million from the U.S. Customs Service not being received until early January 2003. Accrued liabilities and accrued income and other taxes at December 31, 2002 of $75.8 million increased $29.7 million since June 30, 2002 primarily due to greater accruals for corporate income taxes as affected by the higher level of net income, which included the CDSOA income, and seasonal factors.

     Significant investment activities for the first half of fiscal 2003 included $12.1 million paid for property additions. Financing activities for the six months ended December 31, 2002 included $18.9 million expended for share repurchases and $13.8 million for dividends paid. The level of total dividends paid in the current six-month period increased 7% over that paid in the comparable prior year as the impact of a $.03, or 9%, per share increase in the effective dividend rate was partially offset by the impact of the Company's share repurchases on shares outstanding. Approximately 1,223,000 shares remained authorized for future buyback at December 31, 2002.

     Management believes that cash and equivalents currently available, cash provided from operations and the currently available bank credit arrangements should be adequate to meet the Company's foreseeable cash requirements over the remainder of fiscal 2003.

     There have been no significant changes in critical accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

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

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The registrant held its annual meeting of the shareholders on November 18, 2002. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. There were no matters discussed or voted upon at the annual meeting, except for the election of the following three directors whose term will expire in 2005:

                                                         Shares                          Shares
                                                          Voted           Shares           Not
                                                          "For"         "Withheld"        Voted
                                                       -----------      ----------     ----------
          Robert L. Fox.........................        34,205,404         53,726       2,285,292
          John B. Gerlach, Jr...................        34,098,739        160,391       2,285,292
          Edward H. Jennings....................        33,882,082        377,048       2,285,292

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - See Index to Exhibits following Certifications.

     (b) Reports on Form 8-K - On December 23, 2002, the Company filed a Form 8-K under Item 5 - Other Events, regarding a press release announcement that Lancaster Colony Corporation had been notified by the U.S. Customs Service that the Company would receive a payment of approximately $39 million under the Continued Dumping and Subsidy Offset Act of 2000.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LANCASTER COLONY CORPORATION



Date:  February 13, 2003         By:  /s/JOHN B. GERLACH, JR.
     -------------------            ---------------------------
                                         John B. Gerlach, Jr.
                                         Chairman, Chief Executive Officer,
                                         President and Director



Date:  February 13, 2003         By:  /s/JOHN L. BOYLAN
     -------------------            ---------------------------
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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date:  February 13, 2003                   By:  /s/JOHN B. GERLACH, JR.
                                                -----------------------
                                                   John B. Gerlach, Jr.
                                                   Chief Executive Officer

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date:  February 13, 2003                      By:  /s/JOHN L. BOYLAN
                                                   -----------------
                                                      John L. Boylan
                                                      Chief Financial Officer

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                DECEMBER 31, 2002
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                         DESCRIPTION                        LOCATED AT
------                         -----------                        ----------
  99.1     Certification of CEO under Section 906 of the
           Sarbanes-Oxley Act of 2002.........................   Filed herewith

  99.2     Certification of CFO under Section 906 of the
           Sarbanes-Oxley Act of 2002.........................   Filed herewith