Form 10-Q
period 2003-03-31
LANCASTER COLONY CORP
filed 2003-05-14
CIK 57515

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004


                                    FORM 10-Q

(Mark One)
  /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                ---     ---

     As of March 31, 2003, there were approximately 35,844,000 shares of Common Stock, no par value per share, outstanding.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets - March 31, 2003 and June 30, 2002

             Condensed Consolidated Statements of Income - Three and Nine Months Ended March 31, 2003 and 2002

             Condensed Consolidated Statements of Cash Flows - Nine Months Ended March 31, 2003 and 2002

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

Certifications

Index to Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31            JUNE 30
(DOLLARS IN THOUSANDS)                                                          2003              2002
 --------------------                                                     -------------        ----------
                                                                            (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and equivalents................................................    $   131,357         $   83,378
   Receivables - net of allowance for doubtful accounts................        101,520            109,350

   Inventories:
     Raw materials and supplies........................................         45,944             43,670
     Finished goods and work in process................................        107,192            104,581
                                                                           -----------         ----------
       Total inventories...............................................        153,136            148,251

   Prepaid expenses and other current assets...........................         27,022             25,121
                                                                           -----------         ----------
       Total current assets............................................        413,035            366,100

PROPERTY, PLANT AND EQUIPMENT - at cost................................        455,941            453,671
   Less Accumulated Depreciation.......................................        296,086            287,728
                                                                           -----------         ----------
       Property, plant and equipment - net.............................        159,855            165,943

GOODWILL - net of accumulated amortization.............................         75,212             72,212

INTANGIBLE ASSETS - net of accumulated amortization....................            442                465

OTHER ASSETS...........................................................         12,900             13,985
                                                                           -----------         ----------

TOTAL ASSETS...........................................................    $   661,444         $  618,705
                                                                           ===========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ...................................................    $    42,730         $   43,258
   Accrued liabilities ................................................         43,885             45,674
   Accrued income and other taxes......................................          4,223                372
                                                                           -----------         ----------
       Total current liabilities.......................................         90,838             89,304

OTHER NONCURRENT LIABILITIES...........................................         17,513             15,890

DEFERRED INCOME TAXES..................................................         10,932             12,234

SHAREHOLDERS' EQUITY:
   Preferred stock - authorized 3,050,000 shares issuable in series;
     Class A - $1.00 par value, authorized 750,000 shares; Class B and
     C - no par value, authorized 1,150,000 shares each; outstanding -
     none
   Common stock - authorized 75,000,000 shares; issued March 31, 2003 -
     no par value - 47,580,755 shares;
     June 30, 2002 - no par value - 47,484,253 shares..................         65,009             61,919
   Retained earnings...................................................        822,120            752,534
   Accumulated other comprehensive loss................................         (2,735)            (2,752)
                                                                           -----------        -----------
       Total...........................................................        884,394            811,701
   Common stock in treasury, at cost March 31, 2003 -
     11,737,014 shares; June 30, 2002 - 10,886,014 shares..............       (342,233)          (310,424)
                                                                           -----------        -----------
       Total shareholders' equity......................................        542,161            501,277
                                                                           -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................    $   661,444        $   618,705
                                                                           ===========        ===========



            See Notes to Condensed Consolidated Financial Statements

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
(DOLLARS IN THOUSANDS                                       MARCH 31                       MARCH 31
 EXCEPT PER SHARE AMOUNTS)                              2003          2002            2003           2002
 ------------------------                           ----------    ----------       ----------    ----------

NET SALES........................................   $  259,535    $  270,912       $  843,025    $  847,714

COST OF SALES....................................      205,962       213,388          657,534       660,520
                                                    ----------    ----------       ----------    ----------

GROSS MARGIN.....................................       53,573        57,524          185,491       187,194

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES.......................       24,629        26,030           75,751        94,053

RESTRUCTURING AND IMPAIRMENT CHARGE..............          (84)                         4,861
                                                    ----------    ----------       ----------    ----------

OPERATING INCOME.................................       29,028        31,494          104,879        93,141

OTHER INCOME (EXPENSE):
   Interest Expense..............................                                                       (54)
   Other Income - Continued Dumping
     and Subsidy Offset Act......................                     15,588           39,177        15,588
   Interest Income and Other - Net...............          (47)         (205)           1,230          (327)
                                                    ----------    ----------       ----------    ----------

INCOME BEFORE INCOME TAXES.......................       28,981        46,877          145,286       108,348

TAXES BASED ON INCOME............................       10,934        18,070           54,704        41,777
                                                    ----------    ----------       ----------    ----------

NET INCOME.......................................   $   18,047    $   28,807       $   90,582    $   66,571
                                                    ==========    ==========       ==========    ==========

NET INCOME PER COMMON SHARE:
   Basic and Diluted.............................   $      .50    $      .78       $    2.49     $     1.80

CASH DIVIDENDS PER COMMON SHARE..................   $      .20    $      .18       $     .58     $      .53

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic.........................................   36,013,000    36,712,000       36,310,000    36,924,000
   Diluted.......................................   36,064,000    36,777,000       36,366,000    36,980,000












            See Notes to Condensed Consolidated Financial Statements

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                          MARCH 31
(DOLLARS IN THOUSANDS)                                                              2003            2002
 --------------------                                                            ---------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................................................     $  90,582       $   66,571
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization..........................................        24,056           26,352
     Provision for losses on accounts receivable............................           617           16,418
     Deferred income taxes and other noncash charges........................         1,761           (6,039)
     Restructuring and impairment charge....................................         3,912
     Loss on sale of property...............................................            68              129
     Changes in operating assets and liabilities:
       Receivables..........................................................         7,213          (24,235)
       Inventories..........................................................        (4,885)          29,881
       Prepaid expenses and other current assets............................        (1,901)          (1,330)
       Accounts payable.....................................................          (528)           1,490
       Accrued liabilities and accrued income and other taxes...............         2,111            3,882
                                                                                 ---------       ----------
     Net cash provided by operating activities..............................       123,006          113,119
                                                                                 ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments on property additions...........................................       (21,673)         (14,305)
   Cash paid for acquisitions...............................................        (3,000)
   Proceeds from sale of property...........................................         1,440               80
   Other - net..............................................................        (1,756)          (1,552)
                                                                                 ---------       ----------
     Net cash used in investing activities..................................       (24,989)         (15,777)
                                                                                 ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock...............................................       (31,809)         (25,128)
   Payment of dividends.....................................................       (20,996)         (19,535)
   Net change in short-term bank loans......................................                         (4,500)
   Payments on long-term debt...............................................                         (3,040)
   Common stock issued upon exercise of stock options.......................         2,750            4,118
                                                                                 ---------       ----------
     Net cash used in financing activities..................................       (50,055)         (48,085)
                                                                                 ---------       ----------

Effect of exchange rate changes on cash.....................................            17
                                                                                 ---------       ----------
Net change in cash and equivalents..........................................        47,979           49,257
Cash and equivalents at beginning of year...................................        83,378            4,873
                                                                                 ---------       ----------
Cash and equivalents at end of period.......................................     $ 131,357       $   54,130
                                                                                 =========       ==========

SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:

   Cash paid during the period for:
     Interest...............................................................     $               $      111
                                                                                 =========       ==========
     Income taxes...........................................................     $  51,887       $   44,179
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

     During fiscal 2003, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation for the three and nine months ended March 31, 2003 was an increase in net earnings of approximately $1.5 million and $3.2 million after taxes, or approximately four and nine cents per share, respectively.

     The Company accounts for its stock option plan under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair-value-based method under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to record expense for stock option compensation:

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            MARCH 31                     MARCH 31
                                                         2003         2002           2003         2002
                                                     ---------    ---------       --------     ---------
     Net income as reported......................    $  18,047    $  28,807       $ 90,582     $  66,571
     Less:  Total stock-based employee
     compensation expense determined
     under fair-value-based method for all
     awards, net of related tax effects..........       (1,068)         (35)        (1,139)         (106)
                                                     ---------    ---------       --------     ---------
     Pro forma net income........................    $  16,979    $  28,772       $ 89,443     $  66,465
                                                     =========    =========       ========     =========
     Net income per common share
       Basic
         As reported.............................    $     .50    $     .78       $   2.49     $   1.80
         Pro forma...............................    $     .47    $     .78       $   2.46     $   1.80
       Assuming full dilution
         As reported.............................    $     .50    $     .78       $   2.49     $   1.80
         Pro forma...............................    $     .47    $     .78       $   2.46     $   1.80

     Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - BUSINESS SEGMENTS INFORMATION

     Comparative third quarter and year-to-date unaudited results by segment are as follows:

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        MARCH 31                      MARCH 31
                                                    2003         2002             2003          2002
                                                 ---------    ----------      ----------     ----------
         NET SALES
           Specialty Foods..................     $ 140,959    $  143,425      $  452,908     $  428,973
           Glassware and Candles............        57,274        67,988         207,237        250,571
           Automotive.......................        61,302        59,499         182,880        168,170
                                                 ---------    ----------      ----------     ----------
              Total.........................     $ 259,535    $  270,912      $  843,025     $  847,714
                                                 =========    ==========      ==========     ==========
         OPERATING INCOME
           Specialty Foods..................     $  23,342    $   25,910      $   83,914     $   82,816
           Glassware and Candles............         2,279         2,291          12,252          5,000
           Automotive.......................         4,937         4,720          13,381          9,725
           Corporate expenses...............        (1,530)       (1,427)         (4,668)        (4,400)
                                                 ---------    ----------      ----------     ----------
              Total.........................     $  29,028    $   31,494      $  104,879     $   93,141
                                                 =========    ==========      ==========     ==========

NOTE 3 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

     Effective July 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 specifies that, among other things, goodwill and intangible assets with an indefinite useful life will no longer be amortized. Thus, in accordance with SFAS No. 142, goodwill is no longer being amortized. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. SFAS No. 142 also requires goodwill to be tested for impairment on at least an annual basis and written down to fair value if considered impaired. Accordingly, management has completed its initial asset impairment assessment and such analysis indicated that there is no impairment.

     The following table summarizes the Company's identifiable intangible assets as of March 31, 2003 and June 30, 2002:

                                                          MARCH 31, 2003               JUNE 30, 2002
                                                     -----------------------     ------------------------
                                                        GROSS                      GROSS
                  INTANGIBLE ASSETS                   CARRYING    ACCUMULATED    CARRYING    ACCUMULATED
               SUBJECT TO AMORTIZATION                 AMOUNT    AMORTIZATION     AMOUNT    AMORTIZATION
               -----------------------                --------   ------------    --------   ------------
     Specialty Foods - Trademarks...................  $  370       $  110         $ 370        $ 103
     Glassware & Candles - Customer Lists...........     250           68           250           52
                                                      ------       ------         -----        -----
       Total........................................  $  620       $  178         $ 620        $ 155
                                                      ======       ======         =====        =====

     Amortization expense relating to these assets was approximately $23,000 and $30,000 for the nine months ended March 31, 2003 and the year ended June 30, 2002, respectively. The amortization expense is estimated to be approximately $30,000 for each of the five fiscal years to end June 30, 2003, 2004, 2005, 2006 and 2007.

     Goodwill attributable to the Specialty Foods and Automotive segments is $74.2 million and $1.0 million, respectively, as of March 31, 2003. The $74.2 million includes the current year contingent payment of $3.0 million as further discussed in Note 6.

     The following is a reconciliation assuming goodwill and other intangible assets had been accounted for in accordance with the provisions of SFAS No. 142 in the three and nine months ended March 31, 2002:

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               MARCH 31                  MARCH 31
                                                           2003         2002         2003         2002
                                                        --------      -------      -------      --------

     Reported Net Income..............................  $ 18,047      $28,807      $90,582       $66,571
     Add back amortization of goodwill, net of taxes..                    640                      1,896
                                                        --------      -------      -------       -------
     Adjusted Net Income..............................  $ 18,047      $29,447      $90,582       $68,467
                                                        ========      =======      =======       =======

     Reported Basic and Diluted Earnings Per Share....      $.50         $.78        $2.49         $1.80
     Adjusted Basic and Diluted Earnings Per Share....      $.50         $.80        $2.49         $1.85

NOTE 4 - RESTRUCTURING AND IMPAIRMENT CHARGE

     On November 1, 2002, the Company announced the restructuring and consolidation of its glass manufacturing facility located in Dunkirk, Indiana into that of the Company's facility located in Sapulpa, Oklahoma. The Sapulpa plant has gained pressed glassware manufacturing in addition to its blown glassware capabilities, while warehousing and certain other ancillary functions continue to be performed at the Dunkirk facility. This action was deemed necessary due to a combination of weaker demand for pressed glassware, import competition and the existence of excess plant capacity and is expected to improve capacity utilization over time.

     As a result of this plan, during the second quarter ended December 31, 2002, the Company recognized a pretax charge of approximately $4.9 million, consisting of employee separation costs (relating to approximately 250 hourly and salary employees), pension curtailment costs, closure and cleanup costs and the write-down of property, plant and equipment having no future utility as a result of the restructuring decision. The write-down was reduced approximately $84,000 during the quarter ended March 31, 2003 based on a final review of the related property involved. The accounting for this restructuring is in accordance with Emerging Issues Task Force No. 94-3. In accordance with this guidance, the restructuring provision was determined based on estimates prepared at the time the restructuring actions were approved by management. An analysis of the Company's restructuring activity and related liability is as follows:

                                                       EMPLOYEE
                                                      SEPARATION        ASSET         OTHER
                                                         COSTS       WRITE-OFFS      CHARGES      TOTAL
                                                      ----------     ----------      -------      -----
     Restructuring Provision
       Employee separation costs...................    $  1,040       $   -          $   -      $  1,040
       Property and equipment impairment...........                     2,943                      2,943
       Pension curtailment.........................                                      678         678
       Closing and cleanup costs...................                                      200         200
                                                       --------       -------        -------    --------
         Total.....................................       1,040         2,943            878       4,861

     Cash Paid.....................................         893                           56         949

     Non-Cash Charges..............................                     2,943            678       3,621
                                                       --------       -------        -------    --------

     Accrual Balance at March 31, 2003
     (included in accrued liabilities).............    $    147       $    -         $   144    $    291
                                                       ========       ==========     =======    ========

     It is anticipated that the remaining cash-related charges will be paid by the end of the current fiscal year. Although pressed glassware manufacturing commenced during the third quarter at the Sapulpa facility, it is anticipated that the Company will incur some amount of transitional costs over the balance of the fiscal year. Accordingly, it does not appear that the benefits of this restructuring will become fully evident until the fiscal year beginning July 1, 2003.

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures beginning with the Company's fiscal second quarter ended December 31, 2002. The provisions of FIN 45 have been adopted with no material impact on the Company's results of operations or financial condition. Additional disclosure has been provided with respect to guarantees in Note 6.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN

46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements, none of which appear to apply to the Company at this time, are effective in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The provisions of FIN 46 have been adopted and based upon a review of such provisions it has been determined that there are no variable interest entities which would require consolidation or disclosure at this time.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     At March 31, 2003, the Company is a party to various claims and litigation which have arisen in the ordinary course of business. Such matters did not have a material effect on the current fiscal year-to-date results of operations and, in the opinion of management, their ultimate disposition will not have a material adverse effect on the Company's consolidated financial statements.

     During the second quarter of fiscal 2003, the Company recognized as income approximately $39.2 million being distributed by the U.S. Customs Service to the Company consistent with the terms of the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). In fiscal 2002, approximately $15.6 million received under this Act was recognized in the fiscal third quarter. These amounts are recorded as other income in the accompanying financial statements. The CDSOA, which applies to the Company's candle operations, is in its second year of effectiveness and is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Payments to be received in future years under CDSOA are subject to many variables outside the control of the Company and, accordingly, the related amounts, if any, are not subject to reasonable estimation at the present time. The Company is aware that another candle manufacturer initiated legal proceedings against the Customs Service and claimed a right to share in the total proceeds payable to candle manufacturers pursuant to the provisions of CDSOA. This matter was decided by the trial court in favor of the Customs Service in April 2003. The trial court ruling has since been appealed by the plaintiff to the applicable Federal Appeals Court. If this litigation is eventually resolved in favor of the claimant, it might become asserted that the payments that have been received by the Company should be reduced by an undetermined amount through either smaller future distributions or refunds to the Customs Service.

     Certain of the Company's automotive accessory products carry explicit limited warranties that extend from twelve months to the life of the product, based on terms that are generally accepted in the marketplace. The Company's policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring Company obligations under the warranty plans. The warranty accrual as of March 31, 2003 and June 30, 2002 is immaterial to the financial condition of the Company, and the change in the accrual for the current quarter and the first nine months of fiscal 2003 is immaterial to the Company's results of operations and cash flows.

     During the quarters ended December 31, 2002 and 2001, the Company accrued $3.0 million and $2.3 million, respectively, in conjunction with estimated contingent payments associated with the September 2000 acquisition of Sister Schubert's Homemade Rolls, Inc. The December 31, 2002 accrual of $3.0 million was paid during the quarter ended March 31, 2003. The December 31, 2001 accrual of $2.3 million was paid in the quarter ended June 30, 2002; thus, this activity was excluded from the Statements of Cash Flows for the period ending March 31, 2002. This contingent payment arrangement continues through calendar 2003 with a maximum payment of $3.0 million and is based largely on the future annual level of Sister Schubert's earnings, as defined.

NOTE 7 - COMPREHENSIVE INCOME

     Total comprehensive income for the quarters ended March 31, 2003 and 2002 was approximately $18.1 million and $28.8 million, respectively. Total comprehensive income year-to-date as of March 31, 2003 and 2002 was approximately $90.6 million and $66.6 million, respectively. Total comprehensive income for these respective periods includes net income and foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                         (TABULAR DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        MARCH 31                      MARCH 31
                                                   2003          2002             2003          2002
                                                ----------    ----------      ----------     ----------
     NET SALES
       Specialty Foods.....................     $  140,959    $  143,425      $  452,908     $  428,973
       Glassware and Candles...............         57,274        67,988         207,237        250,571
       Automotive..........................         61,302        59,499         182,880        168,170
                                                ----------    ----------      ----------     ----------
         Total.............................     $  259,535    $  270,912      $  843,025     $  847,714
                                                ==========    ==========      ==========     ==========

     As reflected above, consolidated net sales of $259.5 million for the fiscal third quarter ended March 31, 2003 decreased approximately 4% from the comparable prior year total of $270.9 million. For the nine-month period ended March 31, 2003, net sales totaled $843.0 million, or less than 1% below the prior year total of $847.7 million. Of some affect across all three segments in the three months ended March 31, 2003 was the presence of unsettled economic conditions, in part resulting from uncertainties associated with the conflict in Iraq.

     Net sales of the Specialty Foods segment for the three-month period ended March 31, 2003 declined by almost 2% while net sales between the comparable nine-month periods increased by over 5%. The most recent quarter's sales were influenced by a more competitive retail environment and by the 2003 Easter holiday occurring in April, as opposed to March in 2002. Additionally, fiscal 2003 third quarter sales of foodservice products were adversely affected by harsher winter weather dampening the volume of national chain restaurant customers. Factors contributing to increased sales for the nine-month period included growth in retail sales of frozen breads and rolls along with greater volumes of dressings and sauces sold to national chain restaurant accounts. Trade promotional costs, which are netted against gross sales, have declined during both comparative periods of fiscal 2003 as affected by changes in customer mix, improved oversight and, in the third quarter, lower sales.

     Net sales of the Glassware and Candles segment declined approximately 16% and 17% for the respective three- and nine-month periods. Lackluster consumer demand, competitive market and pricing conditions, and a softer candle category led to lower three-month sales for the segment. However, the fiscal 2003 three-month period benefited from the initial stocking shipments of a new line of branded candle products. This impact was mitigated by the extent of the related placement costs, which were recorded as a reduction to net sales in the period. The nine-month decline, which was primarily due to lower candle sales, was also affected by the loss of a mass-market candle customer that occurred as of the beginning of calendar 2002.

     Automotive segment sales increased 3% for the third quarter and almost 9% for the nine-month period. Increased volume with OEM accounts, especially of aluminum light truck accessories, more than offset weaker aftermarket volumes for floor mats.

     The Company's consolidated gross margins as a percentage of net sales of 20.6% and 22.0% declined slightly for both the respective three- and nine-month periods ended March 31, 2003 relative to the 21.2% and 22.1% achieved for the comparable periods of fiscal 2002. Third quarter gross margins in the Specialty Foods segment were adversely affected by a less favorable sales mix and material costs that rose markedly above levels of a year ago, primarily due to higher costs for soybean oil. The effect of increased material costs on comparative third quarter results is estimated to have exceeded $2 million. These factors also contributed to lower segment gross margins for the nine-month period. It is anticipated that increased levels of soybean oil costs will persist through at least the fourth quarter of fiscal 2003. Gross margins of the Automotive segment during the third quarter were relatively constant as the effects of certain rising material costs and ongoing pricing pressures were mitigated by a better sales mix and the implementation of manufacturing cost reduction initiatives. Nine-month segment gross margins remained ahead of year ago margins.

     Gross margins of the Glassware and Candles segment for the fiscal 2003 periods reflected improvement over the prior year levels as benefiting from the liquidation of certain LIFO glassware inventory carried at substantially lower prior years' costs. Such liquidation reduced segment cost of sales by approximately $2.4 million and $5.1 million for the respective three- and nine-month periods of fiscal 2003. Similarly derived income of $0.4 million was recognized for the comparative periods of fiscal 2002. Margins in the current year periods also benefited from the overhead eliminated by the closure of the Dunkirk, Indiana manufacturing operations as further discussed below. Otherwise, margins were adversely impacted by a competitive pricing environment and less fixed cost absorption on lower candle sales. Segment operating results were also impacted in the current year periods by a provision of approximately $1.4 million related to the impairment of certain glass-forming molds based on a decision to exit several consumer product lines. Prior year margins in this segment were adversely affected by costs associated with a labor strike which occurred at the Dunkirk facility.

     Consolidated selling, general and administrative costs of $24.6 million and $75.8 million decreased approximately 5% and 19%, respectively, from the corresponding fiscal 2002 three- and nine-month totals of $26.0 million and $94.1 million. Contributing to the decline in the most recent quarter were volume-driven decreases in selling costs of the Specialty Foods and Glassware and Candles segments. The fiscal 2002 nine-month total included a second quarter provision for bad debts within the Glassware and Candles segment of approximately $14.3 million related to the Company's accounts receivable exposure to Kmart Corporation, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2002.

     During the quarter ended December 31, 2002, a restructuring and asset impairment charge totaling $4.9 million before taxes was provided in the Glassware and Candles segment. The accounting for this restructuring has been in accordance with Emerging Issues Task Force No. 94-3. The majority of this charge, approximately $2.9 million, was associated with the write-down of property, plant and equipment no longer expected to be used as a result of the restructuring. This write-down was reduced approximately $84,000 during the quarter ended March 31, 2003 based on a final review of the related property involved. The restructuring and asset impairment charge related to the November 2002 announcement that the Company's glass manufacturing facility located in Dunkirk, Indiana would be consolidated over a period of several months into that of the Company's facility located in Sapulpa, Oklahoma. This action is expected to improve capacity utilization over time. Additionally, the Sapulpa facility has gained the capability to manufacture pressed glassware. The number of jobs adversely affected at the Dunkirk facility approximated 250. Warehousing and certain other ancillary functions are continuing to be performed at Dunkirk. Although pressed glassware manufacturing commenced during the third quarter at the Sapulpa facility, it is anticipated that the Company will incur some amount of transitional costs over the balance of the fiscal year. Accordingly, it is anticipated that the benefits of this restructuring will not become fully evident until the fiscal year beginning July 1, 2003.

     The foregoing factors contributed to consolidated operating income totaling $29.0 million and $104.9 million for the three- and nine-month periods ended March 31, 2003 compared to the corresponding fiscal 2002 totals of $31.5 million and $93.1 million. By segment, the Company's operating income can be summarized as follows:

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        MARCH 31                      MARCH 31
                                                   2003          2002             2003          2002
                                                ----------    ----------      ----------     ----------
OPERATING INCOME
   Specialty Foods.........................     $   23,342    $   25,910      $   83,914     $   82,816
   Glassware and Candles...................          2,279         2,291          12,252          5,000
   Automotive..............................          4,937         4,720          13,381          9,725
   Corporate expenses......................         (1,530)       (1,427)         (4,668)        (4,400)
                                                ----------    ----------      ----------     ----------
     Total.................................     $   29,028    $   31,494      $  104,879     $   93,141
                                                ==========    ==========      ==========     ==========

     During the second quarter of fiscal 2003, the Company recognized as income approximately $39.2 million being distributed by the U.S. Customs Service to the Company consistent with the terms of the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). In fiscal 2002, approximately $15.6 million received under this Act was recognized in the fiscal third quarter. These amounts are recorded as other income in the accompanying financial statements. The CDSOA, which applies to the Company's candle operations, is in its second year of effectiveness and is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Payments to be received in future years under CDSOA are subject to many variables outside the control of the Company and, accordingly, the related amounts, if any, are not subject to reasonable estimation at the present time. The Company is aware that another candle manufacturer initiated legal proceedings against the Customs Service and claimed a right to share in the total proceeds payable to candle manufacturers pursuant to the provisions of CDSOA. This matter was decided by the trial court in favor of the Customs Service in April 2003. The trial court ruling has since been appealed by the plaintiff to the applicable Federal Appeals Court. If this litigation is eventually resolved in favor of the claimant, it might become asserted that the payments that have been received by the Company should be reduced by an undetermined amount through either smaller future distributions or refunds to the Customs Service. Further affecting other income during fiscal 2003 has been an increase in the level of interest income as influenced by the Company's greater level of investable cash and equivalents, although as somewhat offset by a year-over-year decline in interest rates. Also recognized in other income in the second quarter of fiscal 2002 was a gain of approximately $1 million related to insurance proceeds associated with a casualty loss that occurred in January 2001.

     With the fiscal 2002 three-month results being inclusive of the prior fiscal year's CDSOA remittance, and with the fiscal 2003 nine-month results notably influenced by the increased CDSOA income applicable to the current fiscal year, net income of $18.0 million and $90.6 million for the three- and nine-month periods ended March 31, 2003 decreased by 37% and increased by 36% over the respective totals of fiscal 2002. As was further affected by the Company's share repurchases, fully diluted earnings per share of $.50 and $2.49 for the three- and nine-month periods decreased 36% and increased 38%, respectively, as compared to the corresponding totals of $.78 and $1.80 of a year ago.

FINANCIAL CONDITION

     Net cash provided by operating activities for the nine months ended March 31, 2003 totaled $123.0 million, which is $9.9 million greater than the $113.1 million provided in the nine months ended March 31, 2002. The increased level of net income and the extent of relative year-over-year changes in various working capital components influenced this fluctuation in cash flows.

     Significant investment activities for the first nine months of fiscal 2003 included $21.7 million paid for property additions and the $3.0 million contingent payment related to the fiscal 2001 Sister Schubert's Homemade Rolls, Inc. acquisition. Financing activities for the nine months ended March 31, 2003 included $31.8 million expended for share repurchases and $21.0 million for dividends paid. The level of total dividends paid in the current nine-month period increased 7% over that paid in the comparable prior year as the impact of a five cent, or 9%, per share increase in the effective dividend rate was partially offset by the impact of the Company's share repurchases on shares outstanding. Approximately 880,000 shares remained authorized for future buyback at March 31, 2003.

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


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - See Index to Exhibits following Certifications.

     (b) Reports on Form 8-K - There were no reports filed on Form 8-K during the three months ended March 31, 2003.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LANCASTER COLONY CORPORATION



Date:  May 13, 2003                 By:  /s/JOHN B. GERLACH, JR.
     --------------                    ----------------------------------------
                                            John B. Gerlach, Jr.
                                            Chairman, Chief Executive Officer,
                                            President and Director



Date:  May 13, 2003                 By:  /s/JOHN L. BOYLAN
     --------------                    ----------------------------------------
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

Date:  May 13, 2003                         By:  /s/JOHN B. GERLACH, JR.
                                                 -----------------------
                                                    John B. Gerlach, Jr.
                                                    Chief Executive Officer

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

Date:  May 13, 2003                         By:  /s/JOHN L. BOYLAN
                                                 -----------------
                                                    John L. Boylan
                                                    Chief Financial Officer

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2003
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                    DESCRIPTION                                          LOCATED AT
-------                                   -----------                                          ----------

  99.1     Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002.......   Filed herewith

  99.2     Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002.......   Filed herewith