Form 10-K
period 2003-06-30
LANCASTER COLONY CORP
filed 2003-09-25
CIK 57515

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004
                                    FORM 10-K

(Mark One)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [X] No [ ]

         The aggregate market value of Common Stock held by non-affiliates on December 31, 2002 was approximately $1,072,088,000, based on the closing price of these shares on that day.

         As of August 29, 2003, there were approximately 35,767,000 shares of Common Stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement to be filed for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2003 Definitive Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

EXHIBIT INDEX LOCATED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K.

================================================================================

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I
Item 1.       Business
Item 2.       Properties
Item 3.       Legal Proceedings
Item 4.       Submission of Matters to a Vote of Security Holders
Supplementary Item. Executive Officers of the Registrant

PART II
Item 5.       Market for the Registrant's Common Stock and Related Stockholder
              Matters
Item 6.       Selected Financial Data
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk
Item 8.       Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.      Controls and Procedures

PART III
Item 10.      Directors and Executive Officers of the Registrant
Item 11.      Executive Compensation
Item 12.      Security Ownership of Certain Beneficial Owners and Management
Item 13.      Certain Relationships and Related Transactions
Item 14.      Principal Accounting Fees and Services

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K Signatures
Index to Exhibits

PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Lancaster Colony Corporation, an Ohio corporation, is a diversified manufacturer and marketer of consumer products including Specialty Foods for the retail and foodservice markets; Glassware and Candles for the retail, industrial, floral and foodservice markets; and Automotive accessories for the original equipment market and aftermarket. Our principal executive offices are located at 37 West Broad Street, Columbus, Ohio 43215 and our telephone number is 614/224-7141.

         As used in this Annual Report on Form 10-K and except as the context otherwise may require, the terms "we," "us," "our," "registrant," or "the Company" means Lancaster Colony Corporation and all entities owned or controlled by Lancaster Colony Corporation except where it is clear that the term only means the parent company.

         Current and periodic reports are available at the Company Web site (www.lancastercolony.com) free of charge as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

         We operate in three business segments - "Specialty Foods," "Glassware and Candles" and "Automotive" - which accounted for approximately 55%, 23% and 22%, respectively, of consolidated net sales for the fiscal year ended June 30, 2003. The financial information relating to business segments for each of the three years in the period ended June 30, 2003 is included in Note 15 to the consolidated financial statements, which is included in Part II, Item 8 of this Form 10-K. Further description of each business segment within which we operate is provided below:

     SPECIALTY FOODS

         The food products we manufacture and sell include salad dressings and sauces marketed under the brand names "Marzetti," "T. Marzetti's," "Cardini's," "Pfeiffer" and "Girard's"; fruit glazes, vegetable dips and fruit dips marketed under the brand name "T. Marzetti's"; frozen unbaked pies marketed under the brand name "Mountain Top"; frozen hearth-baked breads marketed under the brand names "New York Brand" and "Mamma Bella"; frozen Parker House style yeast dinner rolls and sweet rolls marketed under the brand name "Sister Schubert's"; premium dry egg noodles marketed under the brand names "Inn Maid" and "Amish Kitchen"; frozen specialty noodles and pastas marketed under the brand name "Reames"; croutons and related products marketed under the brand names "Chatham Village," and "T. Marzetti's" and caviar marketed under the brand name "Romanoff." A portion of our sales in this segment are also sold under private label to retailers, distributors and restaurants primarily in the United States.

         A significant portion of this segment's product lines is manufactured by our 13 plants located throughout the United States. Certain individual items are manufactured and packaged by third parties located in the United States and Canada under contractual agreements established by us.

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

         One customer accounted for approximately 13% and 12% of this segment's total net sales in the current year and prior year, respectively. Although we have the leading market share in several product categories, all of the markets in which we sell food products are highly competitive in the areas of price, quality and customer service.

         The operations of this segment are not affected to any material extent by seasonal fluctuations. We do not utilize any franchises or concessions in this business segment. The trademarks which we utilize are significant to the overall success of this segment. However, the patents and licenses under which we operate are not essential to the overall success of this segment.

     GLASSWARE AND CANDLES

         Candles, candle accessories, and other home fragrance products in a variety of sizes, forms and fragrance are primarily sold to the mass merchandise markets as well as to supermarkets, drug stores and specialty shops under the "Candle-lite" brand name. A portion of our candle business is marketed under private label.

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

         Our glass products are sold to discount, department, variety, drug stores and specialty shops, as well as to wholesalers. Commercial markets such as foodservice, hotels, hospitals and schools are also served by this segment's products.

         All the markets in which we sell houseware products are highly competitive in the areas of design, price, quality and customer service. The aggregate sales of glassware and candles to one customer accounted for approximately 21% of this segment's total net sales during fiscal 2003. In fiscal 2002, two customers accounted for approximately 32% of this segment's total net sales. No other customer accounted for more than 10% of this segment's total net sales.

         Seasonal retail stocking patterns cause certain of this segment's products to experience increased sales in the first half of the fiscal year. We do not use any franchises or concessions in this segment. The patents under which we operate are not essential to the overall success of this segment. However, certain trademarks and licenses are important to this segment's marketing efforts.

     AUTOMOTIVE

         We manufacture and sell a complete line of rubber, vinyl and carpeted floor mats to both original equipment manufacturers and aftermarket retailers. Other products include pickup truck bed mats; running boards; tube steps; toolboxes and other accessories for pickup trucks, vans and sport utility vehicles; heavy-duty truck and trailer splash guards and quarter fenders; and accessories such as cup holders, litter caddies and floor consoles. The automotive aftermarket products are marketed primarily through mass merchandisers and automotive outlets. Floor mats are marketed under the brand name "Rubber Queen," bed mats under the "Protecta" trademark, and aluminum accessories and running boards under the "Dee Zee" brand name. These products are also subject to marketing under private labels. The aggregate sales to two customers accounted for approximately 44% and 38% of this segment's total net sales during fiscal 2003 and 2002, respectively. No other customer accounted for more than 10% of this segment's total net sales. Although we are a market leader in many of our product lines, all the markets in which we sell automotive products are highly competitive in the areas of design, price, quality and customer service.

         The operations of this segment are not affected to any material extent by seasonal fluctuations. We do not utilize any significant franchises or concessions in this segment. The patents and licenses under which we operate are generally not essential to the overall success of this segment. However, certain trademarks are valuable to the segment's marketing efforts.

NET SALES BY CLASS OF PRODUCTS

         The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products which account for at least 10% of our consolidated net sales in any fiscal year from 2001 through 2003:

                                                                           2003     2002     2001
                                                                           ----     ----     ----
Specialty Foods:
  Retail................................................................    29%     27%      25%
  Foodservice...........................................................    26%     24%      22%
Glassware and Candles:
  Consumer Table and Giftware...........................................    19%     24%      26%
Automotive:
  Original Equipment Manufacturers......................................    15%     13%      13%

         Combined net sales from the three segments to Wal-Mart Stores, Inc. totaled approximately 12%, 13% and 11% of consolidated net sales for fiscal years 2003, 2002 and 2001, respectively.

GENERAL BUSINESS

     RESEARCH AND DEVELOPMENT

         The estimated amount spent during each of the last three fiscal years on research and development activities determined in accordance with generally accepted accounting principles is not considered material.

     BACKLOG

         Our backlog by business segment, which we believe to be firm at June 30, 2003 and 2002, is as follows:

(DOLLARS IN THOUSANDS)                                                         2003         2002
 --------------------                                                        --------     ---------
Specialty Foods.........................................................     $ 13,182     $   9,267
Glassware and Candles...................................................       16,975        33,786
Automotive(1)...........................................................        6,037         6,102
                                                                             --------     ---------
  Total.................................................................     $ 36,194     $  49,155
                                                                             ========     =========

---------------

(1) Automotive backlogs do not reflect certain orders by original equipment manufacturers as, due to its nature, such information is not readily available.

         We expect that all of our fiscal 2003 backlog will be filled in fiscal 2004.

     ENVIRONMENTAL MATTERS

         Certain of our operations are subject to compliance with various air emission standards promulgated under Title V of the Federal Clean Air Act. Pursuant to this Act, with respect to certain of our facilities, we are required to submit compliance strategies to various regulatory authorities for review and approval. Based upon available information, compliance with the Federal Clean Air Act provisions, as well as other various Federal, state and local environmental protection laws and regulations, is not expected to have a material adverse effect upon the level of capital expenditures, earnings or our competitive position for the remainder of the current and succeeding fiscal year.

     EMPLOYEES AND LABOR RELATIONS

         As of June 30, 2003, we had approximately 5,500 employees. Approximately 33% of these employees are represented under various collective bargaining agreements, which expire at various times through March 2008. One contract covering approximately 232 employees has been indefinitely extended by oral agreement of both parties who continue to negotiate. We feel that we will be able to come to an agreement on a new contract in the near future. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material adverse effect on business and results of operations.

     FOREIGN OPERATIONS AND EXPORT SALES

         Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations.

     RAW MATERIALS AND SUPPLIES

         During fiscal year 2003, we obtained adequate supplies of raw materials for all of the segments. We rely on the following principal raw materials and supplies for the day-to-day production of our products: natural gas, paraffin wax, soybean oil, dairy products, flour, fragrances and colorant agents, plastic and paper packaging materials, resins, synthetic rubbers, rubber friction and compound, aluminum and steel.

         We have some long-term fixed-price contracts on certain of these materials and supplies, but we purchase the majority of these materials and supplies on the open market to meet current requirements. We believe in the future our sources of supply will be adequate for our needs.

ITEM 2.  PROPERTIES

         We use approximately 5,806,000 square feet of space for our operations. Of this space, approximately 1,102,000 square feet are leased.

         The following table summarizes locations wherein multiple facilities are aggregated and in total exceed 75,000 square feet of space and which are considered the principal manufacturing and warehousing operations of the registrant:

                                                                          APPROXIMATE     TERMS OF
        LOCATION                          BUSINESS SEGMENT(S)             SQUARE FEET     OCCUPANCY
        --------                          -------------------             -----------   ------------
Bedford Heights, OH (3).....  Specialty Foods...........................     81,000     Owned/Leased
Columbus, OH................  Specialty Foods...........................    244,000         Owned
Grove City, OH..............  Specialty Foods...........................    195,000         Owned
Milpitas, CA (4)............  Specialty Foods...........................    130,000     Owned/Leased
Wilson, NY .................  Specialty Foods...........................     80,000         Owned
Dunkirk, IN ................  Glassware and Candles.....................    622,000         Owned
Lancaster, OH...............  Glassware and Candles.....................    465,000         Owned
Leesburg, OH (1)............  Glassware and Candles.....................    875,000     Owned/Leased
Sapulpa, OK (3).............  Glassware and Candles.....................    686,000     Owned/Leased
Jackson, OH.................  Automotive and Glassware and Candles......    223,000         Owned
Coshocton, OH...............  Automotive................................    591,000         Owned
Des Moines, IA (1)(4).......  Automotive................................    444,000     Owned/Leased
LaGrange, GA................  Automotive................................    211,000         Owned
Wapakoneta, OH (1)..........  Automotive................................    263,000     Owned/Leased
Waycross, GA (2)(3).........  Automotive................................    146,000     Owned/Leased

---------------------
(1) Part leased on a monthly basis

(2) Part leased for term expiring in 2003

(3) Part leased for term expiring in 2004

(4) Part leased for term expiring in 2005

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 2003.

         The following is a list of names and ages of all of our executive officers indicating all positions and offices held by such person and each person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer:

                                                                                               FIRST
                                                                                              ELECTED
                                                                                 AGE AS OF     AS AN
                                           OFFICES AND                           AUGUST 29,  EXECUTIVE
NAME                                     POSITIONS HELD                             2003       OFFICER
----                                     --------------                           ---------  ---------
John B. Gerlach, Jr...  Chairman, Chief Executive Officer,
                        President and Director.................................     49        1982
John L. Boylan........  Treasurer, Vice President, Assistant Secretary,
                        Chief Financial Officer and Director...................     48        1990
Bruce L. Rosa(1)......  Vice President-Development - elected July 1, 1998;
                        Executive Vice President of T. Marzetti Company
                        (a subsidiary of Lancaster Colony Corporation)
                        from 1996 to 1998......................................     54        1998

-------------------

(1)      Larry G. Noble, former Vice President of the Company and President of
         T. Marzetti Company, retired from these positions as of June 30, 2003, and Bruce L. Rosa became President of T. Marzetti Company effective July 1, 2003.

         The above named officers were elected or re-elected to their present positions at the annual meeting of the Board of Directors on November 18, 2002. All such persons have been elected to serve until the next annual election of officers, which shall occur on November 17, 2003, when their successors are elected or until their earlier resignation or removal.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         Our common stock trades on The Nasdaq Stock Market(R) under the symbol LANC. Stock prices were provided by The Nasdaq Stock Market(R). The following table sets forth the high and low prices for Lancaster Colony common shares and the dividends paid for each quarter of fiscal 2003 and 2002.

                                                                        STOCK PRICES    DIVIDENDS
                                                                     -----------------     PAID
                                                                       HIGH      LOW    PER SHARE
                                                                     -------   -------  ---------
2003
FIRST QUARTER...................................................     $ 44.71   $ 32.68    $.18
SECOND QUARTER..................................................       46.74     33.50     .20
THIRD QUARTER...................................................       39.53     35.47     .20
FOURTH QUARTER..................................................       42.79     37.55     .20
                                                                                          ----
  YEAR..........................................................                          $.78
                                                                                          ====

                                                                        STOCK PRICES    DIVIDENDS
                                                                     -----------------     PAID
                                                                       HIGH      LOW    PER SHARE
                                                                     -------   -------  ---------
2002
First quarter...................................................     $ 34.96   $ 24.96    $.17
Second quarter..................................................       37.36     27.26     .18
Third quarter...................................................       37.80     32.09     .18
Fourth quarter..................................................       41.16     35.50     .18
                                                                                          ----
  Year..........................................................                          $.71
                                                                                          ====

         The number of shareholders as of September 24, 2003 was approximately 12,900. The highest and lowest prices for our common stock from July 1, 2003 to September 24, 2003 were $42.00 and $38.68.

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of June 30, 2003. The table includes the following plans: The 1981 Incentive Stock Option Plan and the 1995 Key Employee Stock Option Plan.

                                                                               NUMBER OF COMMON
                                     NUMBER OF COMMON                          SHARES REMAINING
                                       SHARES TO BE                          AVAILABLE FOR FUTURE
                                        ISSUED UPON      WEIGHTED-AVERAGE    ISSUANCE UNDER EQUITY
                                        EXERCISE OF      EXERCISE PRICE OF    COMPENSATION PLANS
                                        OUTSTANDING         OUTSTANDING     (EXCLUDING COMMON SHARES
                                          OPTIONS             OPTIONS       REFLECTED IN COLUMN (a))
                                     ----------------    ---------------    ------------------------
                                            (a)                 (b)                   (c)
                                     ----------------    ---------------    ------------------------
Equity Compensation Plans
  Approved by Shareholders..........      496,941             $34.53               1,884,834

Equity Compensation Plans
  Not Approved by Shareholders......            -                  -                       -
                                          -------             ------               ---------
Total...............................      496,941             $34.53               1,884,834
                                          =======             ======               =========

ITEM 6.  SELECTED FINANCIAL DATA

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                           FIVE YEAR FINANCIAL SUMMARY

                                                                  YEARS ENDED JUNE 30
(THOUSANDS EXCEPT                      ------------------------------------------------------------------------
PER SHARE FIGURES)                         2003          2002          2001(1)          2000           1999
------------------                     -----------    -----------    -----------     -----------    -----------
OPERATIONS
Net Sales...........................   $ 1,106,800    $ 1,129,687    $ 1,092,653     $ 1,090,696    $ 1,034,116
Gross Margin........................   $   243,860    $   253,565    $   255,721     $   273,500    $   266,075
   Percent of Sales.................          22.0%          22.4%          23.4%           25.1%          25.7%
Interest Expense....................   $         -    $        54    $     1,239     $     1,588    $     2,718
   Percent of Sales.................           0.0%           0.0%           0.1%            0.1%           0.3%
Income Before Income Taxes..........   $   180,801    $   149,342    $   145,885     $   160,189    $   153,462
   Percent of Sales.................          16.3%          13.2%          13.4%           14.7%          14.8%
Taxes Based on Income...............   $    68,255    $    57,402    $    55,649     $    60,925    $    58,333
Income Before Cumulative
   Effect of Accounting Change......   $   112,546    $    91,940    $    90,236     $    99,264    $    95,129
Cumulative Effect of
   Accounting Change, Net of Tax....   $         -    $         -    $      (998)    $         -    $         -
Net Income..........................   $   112,546    $    91,940    $    89,238     $    99,264    $    95,129
   Percent of Sales.................          10.2%           8.1%           8.2%            9.1%           9.2%
Per Common Share:
   Net Income-Basic and Diluted.....   $      3.11    $      2.49    $      2.37     $      2.51    $      2.28
   Cash Dividends...................   $      0.78    $      0.71    $      0.67     $      0.63    $      0.59

FINANCIAL POSITION
Total Assets........................   $   667,716    $   618,705    $   576,352     $   531,844    $   550,014
Working Capital.....................   $   329,462    $   276,796    $   220,896     $   219,420    $   212,162
Property, Plant and Equipment-Net...   $   161,111    $   165,943    $   173,169     $   172,384    $   175,617
Long-Term Debt......................   $         -    $         -    $     1,095     $     3,040    $     3,575
Property Additions..................   $    29,941    $    22,546    $    22,632     $    24,564    $    33,804
Depreciation and Amortization.......   $    31,669    $    35,287    $    35,528     $    34,340    $    35,569
Shareholders' Equity................   $   547,665    $   501,277    $   459,901     $   415,483    $   414,855
   Per Common Share.................   $     15.31    $     13.70    $     12.35     $     10.94    $     10.23
Weighted Average Common Shares
   Outstanding-Diluted..............        36,243         36,910         37,636          39,554         41,799

STATISTICS
Price-Earnings Ratio at Year-End....          12.4           14.3           13.9             7.8           15.1
Current Ratio.......................           4.9            4.1            3.3             3.3            2.8
Long-Term Debt as a Percent
   of Shareholders' Equity..........           0.0%           0.0%           0.2%            0.7%           0.9%
Dividends Paid as a Percent
   of Net Income....................          25.0%          28.4%          28.2%           24.9%          25.8%
Return on Average Equity............          21.5%          19.1%          20.4%           23.9%          23.0%

------------------
(1) Reflects the impact of adopting the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVIEW OF CONSOLIDATED OPERATIONS

         Consolidated net sales during fiscal 2003 reached $1,106,800,000, a 2% decline from the prior year's record sales level of $1,129,687,000. Sales through fiscal 2002 had increased for eleven consecutive years. Like many other consumer product companies, our sales for fiscal 2003 were impacted by unsettled domestic economic conditions. We also experienced heightened competitive influences, particularly in non-food markets.

         The relative proportion of sales and operating income contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix and related operating income percentages achieved by the business segments over each of the last three years:

                                                                          2003      2002      2001
                                                                          ----      ----      ----
SEGMENT SALES MIX: (1)
  Specialty Foods...................................................       55%       51%       47%
  Glassware and Candles.............................................       23%       28%       31%
  Automotive........................................................       22%       21%       22%

SEGMENT OPERATING INCOME %: (2)
  Specialty Foods...................................................       19%       20%       20%
  Glassware and Candles.............................................        5%        3%       14%
  Automotive........................................................        7%        7%        0%

-----------------

(1)      Expressed as a percentage of consolidated net sales

(2)      Expressed as a percentage of the related segment's net sales

         Our gross margin as a percentage of net sales was 22.0% in 2003 compared with 22.4% in 2002 and 23.4% in 2001. Over the last two years, gross margins have been particularly affected by lower margins occurring within the Glassware and Candles segment. This segment has experienced significant price competition, lower fixed cost absorption on reduced production levels and, in fiscal 2003, the impact of consolidating certain glass manufacturing operations. In conjunction with the latter action, a restructuring charge of approximately $4.9 million ($3.0 million after taxes) was recorded. This charge consisted of employee separation costs, pension curtailment costs, closure and cleanup costs, and the writedown of property, plant and equipment having no future utility as a result of the restructuring decision.

         The plant consolidation, which affected approximately 250 jobs, was substantially completed by June 2003 and is expected to improve capacity utilization over time. An analysis of our restructuring activity and related liability is as follows:

                                            EMPLOYEE
                                           SEPARATION      ASSET     OTHER
(Dollars in Thousands)                       COSTS      WRITE-OFFS  CHARGES     TOTAL
 --------------------                      ----------   ----------  -------    -------
Restructuring Provision
  Employee separation costs...........      $ 1,063     $     -     $     -    $ 1,063
  Property and equipment impairment...            -       2,943           -      2,943
  Pension curtailment.................            -           -         678        678
  Closing and cleanup costs...........            -           -         201        201
                                            -------     -------     -------    -------
    Total Provision...................        1,063       2,943         879      4,885
Cash Paid.............................         (974)          -         (87)    (1,061)
Non-Cash Charges......................            -      (2,943)       (678)    (3,621)
                                            -------     -------     -------    -------
Accrual Balance at June 30, 2003
  (included in accrued liabilities)...      $    89     $     -     $   114    $   203
                                            =======     =======     =======    =======

         We anticipate that the remaining cash-related charges will be paid by the end of the third quarter of fiscal 2004. Although pressed glassware manufacturing commenced during the third quarter of fiscal 2003 at the Sapulpa facility, we incurred some amount of transitional start-up costs over the balance of fiscal 2003. Accordingly, the benefits of this restructuring will not become fully evident until the fiscal year beginning July 1, 2003.

         Gross margin as a percentage of sales of the Specialty Foods segment was also somewhat lower in fiscal 2003 due to higher ingredient costs. Fiscal 2002 margins were influenced by sales mix and higher levels of trade promotions, which are reflected as reductions to net sales. Gross margin as a percentage of sales within the Automotive segment remained relatively flat in fiscal 2003 after having increased in fiscal 2002 as a result of the benefits of higher production efficiencies, somewhat lower material costs and the decision to exit certain lower margin floor mat business.

         Selling, general and administrative expenses for 2003 totaled $99,032,000 and decreased 17% from the 2002 total of $119,196,000. The fiscal 2002 total included a second quarter provision for bad debts within the Glassware and Candles segment of approximately $14.3 million ($8.8 million after taxes) related to our accounts receivable exposure to Kmart Corporation, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2002. This provision led to the 10% increase in such costs over the fiscal 2001 levels.

         Improved operating income in each of the three operating segments led to consolidated operating income for fiscal 2003 totaling $139,943,000, a 4% increase over fiscal 2002 income of $134,369,000. The fiscal 2002 total had declined by 9% from fiscal 2001 operating income totaling $147,674,000. Overall, compared to fiscal 2001, fiscal 2002 results reflected strong improvement in the Specialty Foods and Automotive segments exceeded by weaker results from the Glassware and Candles segment.

         In January 2003 and February 2002, we received approximately $39.2 million and $15.6 million, respectively, under the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). These amounts were recorded within the accompanying financial statements as other income. CDSOA, which applies to our candle operations, is intended to redress the unfair dumping of imported products through annual cash payments to eligible affected companies. Certain litigation has arisen regarding CDSOA, generally, and we are also aware that other candle manufacturers have initiated certain legal proceedings against the U.S. Customs Service claiming a right to share in the total proceeds paid to candle manufacturers pursuant to the provisions of CDSOA. To date, one such case was decided by the trial court in favor of the Customs Service in April 2003. The trial court ruling has since been appealed by the plaintiff to the applicable Federal Appeals Court. If the Customs Service is ultimately unable to prevail in these matters, it might become asserted that the payments that we have received should be reduced by an undetermined amount through either smaller future distributions or as refunds to the Customs Service. Also influencing other income and expense were the impact of lower interest rates upon interest income and in fiscal 2002 a recorded gain of approximately $1 million from insurance proceeds related to a casualty loss that occurred during January 2001.

         As affected by the increased CDSOA payment, our income before income taxes for fiscal 2003 of $180,801,000 increased 21% over the fiscal 2002 total of $149,342,000. In fiscal 2002, as similarly influenced by the initial $15.6 million receipt under CDSOA, income before income taxes had increased 2% from the level of 2001. As influenced by the cessation of nondeductible goodwill amortization as discussed below, our effective tax rate during fiscal 2003 declined to 37.8% compared to 38.4% and 38.1% in fiscals 2002 and 2001, respectively.

         Fiscal 2003 diluted earnings per share totaled $3.11, a 25% increase from the prior year's total of $2.49. The latter amount was 4% more than fiscal 2001 diluted earnings per share of $2.40 before the cumulative effect of an accounting change. The fiscal 2001 accounting change related to adopting the guidance of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"). As adjusted for the $998,000, or $0.03 per share, after-tax effect of the SAB 101 accounting change, diluted earnings per share in 2001 totaled $2.37. Earnings per share in each of the last three years has been beneficially affected by share repurchases which have totaled in excess of $86 million over the three-year period ended June 30, 2003.

         Effective July 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and indefinite-lived intangible assets to no longer be amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. Amortization of other intangibles for 2003 was $30,000. Amortization of goodwill and other intangibles for 2002 and 2001 was $2,680,000 and $2,102,000, respectively. Of the $75.2 million in goodwill at June 30, 2003, approximately $74.2 million relates to the Specialty Foods segment and approximately $1.0 million relates to the Automotive segment.

SEGMENT REVIEW - SPECIALTY FOODS

         Record levels of both net sales and earnings were again achieved by the Specialty Foods segment during fiscal 2003. Net sales during fiscal 2003 totaled $609,994,000, a 5% increase over the prior year's total of $579,940,000. Fiscal 2002 sales had increased 12% over the fiscal 2001 total of $517,714,000. The percentage of sales to retail customers for this segment was approximately 53% during fiscal 2003 compared to 52% and 53% in fiscals 2002 and 2001, respectively.

         Sales growth to retail customers over the last two years has been influenced by the continued strength of the frozen bread product lines. Further, although fiscal 2003 lacked the benefit of sales growth attributable to business acquisitions, the two acquisitions made during fiscal 2001 did contribute to fiscal 2002 growth. These acquisitions provided approximately $35 million in incremental sales volume during their first year of operations within the segment, including $21 million in fiscal 2001. Foodservice sales also increased through this period as a result of well-received product development efforts for existing national account customers as well as sales to new national account customers. However, this channel saw only modest growth in the latter half of fiscal 2003 due to generally soft consumer demand and a decrease in significant new account activity.

         The Specialty Foods segment's operating income in fiscal 2003 totaled $116,068,000, a 2% increase over the fiscal 2002 total of $113,710,000. The 2002 level was $8,054,000, or 8%, above the fiscal 2001 level of $105,656,000. The increase in fiscal 2003's operating income was principally driven by the benefits of higher sales volumes, changes in sales mix and lower trade promotional activities. These influences were partially offset by higher ingredient costs, especially for soybean oil. The impact of soybean oil costs is estimated to have exceeded $4 million, and higher soybean oil costs are currently anticipated to continue to adversely affect comparative results through at least the first half of fiscal 2004. The impact of year-over-year variations in ingredient costs between fiscal 2002 and 2001 was not significant. The higher income level in fiscal 2002 compared to fiscal 2001 largely resulted from the higher sales volumes partially offset by higher trade promotional costs and the presence of competitive foodservice pricing pressures.

SEGMENT REVIEW - GLASSWARE AND CANDLES

         Net sales of the Glassware and Candles segment are comprised primarily of candles and related accessories. The segment's sales during fiscal 2003 totaled $251,437,000, and declined 20% compared to fiscal 2002 net sales of $314,591,000. Similarly, compared to net sales in fiscal 2001 totaling $336,291,000, fiscal 2002 sales declined by 6%. The sales decline in each year was primarily attributable to a year-over-year decline in candle sales made to mass merchants. Factors contributing to the decline in the sales of the segment's candles were an apparent overall softening in the consumer demand of candles within the mass market, heightened competition from imported product and a continuation of competitive market pricing conditions. Sales of glassware products also declined in the segment's industrial and floral channels.

         The segment's operating income totaled $12,432,000 during fiscal 2003, an 18% increase over the prior year's total of $10,547,000. Compared to fiscal 2001 operating income of $47,154,000, fiscal 2002 income declined by 78%. Over the last two years, in addition to the effects of the lower volume and competitive pricing conditions, income was adversely affected by a less favorable sales mix and lower production levels leading to greater amounts of unabsorbed overhead in both candle and glassware manufacturing operations. Somewhat offsetting this impact has been the income associated with the liquidations of LIFO glassware inventory acquired at substantially lower costs in prior years. Such liquidations reduced cost of sales by approximately $7.0 million in fiscal 2003 and $3.3 million in fiscal 2002. As discussed above, the $4.9 million restructuring charge related to the consolidation of glass manufacturing operations also impacted fiscal 2003 results.

         The January 2002 bankruptcy filing of Kmart Corporation affected the fiscal 2002 results. In addition to recording a related bad debt provision of $14.3 million during fiscal 2002, the segment's sales to this customer were adversely affected by the impact of the reorganization process on Kmart Corporation's sales. Other issues negatively impacting fiscal 2002 results were expenses associated with a prolonged labor strike at a consumer glassware facility and unabsorbed costs associated with a scheduled rebuild of a glass-melting tank.

         Many of the effects of the decline in sales volume will persist into fiscal 2004, and we continue to assess how to most optimally utilize the capacity of this segment's manufacturing facilities.

SEGMENT REVIEW - AUTOMOTIVE

         Net sales of the Automotive segment during fiscal 2003 totaled $245,369,000, a 4% increase over the prior year's sales level of $235,156,000. Fiscal 2002 sales declined 1% from the sales level of $238,648,000 achieved in fiscal 2001. Consistent with the trend experienced in fiscal 2002, the overall sales of aluminum truck accessories in fiscal 2003 increased as a result of new product lines being sold to original equipment manufacturers ("OEMs"). However, the unsettled economic conditions that began in fiscal 2001 continued to adversely impact the sales of many of the segment's other products, especially in the aftermarket. Additionally, certain floor mat product lines have been discontinued based on our analysis that an adequate contribution margin would not be provided in the future.

         Operating income of the Automotive segment totaled $17,351,000 for fiscal 2003, a 12% increase over the prior year's total of $15,489,000. This increase was influenced by the greater sales level, the sales mix and better overhead absorption. Material costs, however, were trending up in the latter half of fiscal 2003. The substantial improvement in fiscal 2002 results above fiscal 2001's operating income of $673,000 was primarily attributable to greater production efficiencies achieved within the floor mat operations, generally lower material costs, less need for inventory obsolescence provisions and higher capacity utilization occurring within the aluminum accessory operations. Price reductions occurred among certain OEM programs and mitigated the extent to which operating income increased.

         This segment's sales to OEMs are made both directly to the OEMs and indirectly through third-party "Tier 1" suppliers. Such sales are sensitive to the overall rate of new vehicle sales, the availability of competitive alternatives and the Tier 1 suppliers' ongoing ability to maintain their relationship with the OEMs. Additionally, the extent of pricing flexibility associated with these sales continues to be particularly limited with certain products subject to annual price reductions. During 2003, sales to OEMs comprised 69% of this segment's sales compared to 63% and 60% in 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The higher level of net income achieved in the year ended June 30, 2003 allowed us to further strengthen our already strong financial position, including again ending the year without debt. We believe that this financial position provides us with substantial flexibility to acquire businesses complementary in function to that of our existing operations, evaluate share repurchase levels and otherwise meet ongoing liquidity requirements.

         We maintain a revolving credit arrangement with several commercial banks totaling $125,000,000. Terms of the related agreement allow for borrowings to occur at or below the U.S. prime rate of interest. We did not have any borrowings under this arrangement in fiscal 2003 and thus did not pay any interest in 2003. We believe that internally generated funds, the existing credit facilities and an ability to obtain additional financing, if desired, will be sufficient to meet operating requirements and fund future foreseeable capital needs.

         Our cash flows for the fiscal years 2001 through 2003 are presented in the Consolidated Statements of Cash Flows. Cash flow generated from operations remains the primary source of financing for our internal growth. Cash provided from operating activities in fiscal 2003 totaled $155,985,000, a 3% decrease from the prior year's total of $160,325,000 and 24% increase over the fiscal 2001 total of $126,212,000. Cash flows provided by operating activities during fiscal 2002 benefited from the extent to which inventories declined.

         Among the components of working capital, accounts receivable at June 30, 2003 of $88,583,000 declined 19% from year ago levels as affected by the lower fourth quarter sales. The rising proportion of Specialty Food sales has also contributed to a lower level of consolidated accounts receivable, as such sales typically have shorter payment terms than do sales of our other two segments.

         Net cash used in investing activities during fiscal 2003 included capital expenditures totaling $29,941,000, compared to $22,546,000 in fiscal 2002 and $22,632,000 in fiscal 2001. Capital spending allocations during fiscal 2003 by segment were 48% to Specialty Foods, 25% to Glassware and Candles and 27% to Automotive. Expenditures in fiscal 2003 included an expansion to a frozen roll manufacturing facility of the Specialty Foods segment. Fiscal 2004 expenditures are currently expected to exceed that of fiscal 2003 due to construction starting on a new salad dressing facility that is not anticipated to be completed until fiscal 2005.

         During fiscals 2003 and 2002, no business acquisitions were consummated although payments totaling $3,000,000 and $2,250,000, respectively, were made as required under the terms of a contingent payment arrangement associated with a business acquired in fiscal 2001. The single largest purpose of cash flows used in investing activities during fiscal 2001 was for business acquisitions. Two such acquisitions, both in the Specialty Foods segment, were made that required an initial fiscal 2001 aggregate expenditure of $49,831,000 net of cash acquired.

         Financing activities used net cash totaling $59,364,000, $55,678,000 and $49,443,000 in fiscals 2003, 2002 and 2001 respectively. Cash utilized for share repurchases totaled $35,552,000, $28,275,000 and $22,742,000 in 2003, 2002
and 2001, respectively. In May 2000, our Board of Directors approved a share repurchase authorization of 3,000,000 shares of which approximately 783,000 remained authorized for future purchase as of June 30, 2003.

         Total dividend payments for 2003 were $28,152,000 which was nearly 8% greater than the 2002 total of $26,128,000. This increase reflects the higher dividend payout rate of $.78 present during 2003 as compared to $.71 during 2002 and $.67 in fiscal 2001. Fiscal 2003 marks the 40th consecutive year in which our dividend rate was increased. The future levels of share repurchases and declared dividends are subject to the periodic review of our Board of Directors and are generally determined after an assessment is made of such factors as anticipated earnings levels, cash flow requirements and general business conditions.

         Our ongoing business activities continue to be subject to compliance with various laws, rules and regulations as may be issued and enforced by various Federal, state and local agencies. With respect to environmental matters, costs are incurred pertaining to regulatory compliance and, upon occasion, remediation. Such costs have not been, and are not anticipated to become, material.

         We are contingently liable with respect to lawsuits, taxes and various other matters that routinely arise in the normal course of business. We do not have any related party transactions that materially affect our results of operations, cash flow or financial condition.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "Variable Interest Entities" that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity or capital expenditures.

IMPACT OF INFLATION

         Raw material costs during fiscal 2003 were above fiscal 2002 levels, particularly in the latter half of fiscal 2003. Among commodities most affecting this increase were soybean oil in the Specialty Foods segment and certain petroleum-derived materials used in the Automotive segment. Energy costs in fiscal 2003 were also above year ago levels after having abated from record high levels incurred in fiscal 2001.

         We generally attempt to adjust our selling prices to offset the effects of increased raw material costs. However, these adjustments have historically been difficult to implement. If implemented, such adjustments tend to lag the increase in costs incurred. Minimizing the exposure to such increased costs is our diversity of operations and our ongoing efforts to achieve greater manufacturing and distribution efficiencies through the improvement of work processes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Results of Operations and Financial Condition discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, marketing and distribution costs, asset impairments and self-insurance reserves. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a significant impact on our consolidated financial statements. While a summary of our significant accounting policies can be found in Note 1 to the consolidated financial statements, which is included in Part II, Item 8 of this Form 10-K, we believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     REVENUE RECOGNITION

         Customer sales are recognized when revenue is realized and earned. We recognize revenue when the risk and title passes to the customer, generally at the time of shipment. Customer sales are recorded net of allowances for estimated returns, trade promotions and other discounts, which are recognized as a deduction from sales at the time of sale.

     RECEIVABLES AND THE ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We provide an allowance for doubtful accounts based on the aging of accounts receivable balances and historical write-off experience and on-going reviews of our trade receivables. Measurement of potential losses requires credit review of existing customer relationships, consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the economic health of customers. In addition to credit concerns, we also evaluate the adequacy of our allowances for customer deductions considering several factors including historical losses and existing customer relationships.

     VALUATION OF INVENTORY

         When necessary, we provide allowances to adjust the carrying value of our inventory to the lower of cost or net realizable value, including any costs to sell or dispose. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates about the future demand for our products. The estimates as to future demand used in the valuation of inventory are subject to the ongoing success of our products. In addition, our allowance for obsolescence may be impacted by the number of stock-keeping units. A decrease in product demand due to changing customer tastes, consumer buying patterns or loss of shelf space to competitors could significantly impact our evaluation of our excess and obsolete inventories. The valuation during interim periods of inventories determined under the LIFO method of accounting requires estimations regarding the year-end mix of inventory quantities and costs of product. Such estimates may differ from the actual due to such factors as changes in customer demand and production schedules.

     ACCRUED MARKETING AND DISTRIBUTION

         Various marketing programs are offered to customers to reimburse them for a portion or all of their promotional activities related to our products. Additionally, we often incur various costs associated with shipping products to the customer. We provide accruals for the costs of marketing and distribution based on historical information as may be modified by estimates of actual costs incurred. Actual costs may differ significantly if factors such as the level and success of the customers' programs, changes in customer utilization practices, or other conditions differ from expectations.

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

     ACCOUNTING FOR PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

         To determine our ultimate obligation under our defined benefit pension plans and our other postretirement benefit plans, we must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. To record the related net assets and obligation of such benefit plans, we use assumptions related to inflation, investment returns, mortality, employee turnover, medical costs and discount rates. These assumptions follow the guidance provided in SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." We, along with third party actuaries, review all of these assumptions on an ongoing basis to ensure that the most reasonable information available is being considered. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance on the appropriate classification for and accounting of financial instruments with characteristics of both liabilities and equity. It requires that financial instruments be classified as a liability (or an asset in certain circumstances) if they are within the scope of the statement. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on our results of operations or our financial condition.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 have been adopted and based upon a review of such provisions it has been determined that there are no variable interest entities which would require consolidation or disclosure at this time.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25 and comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 was effective for guarantees issued or modified starting January 1, 2003 and required the additional disclosures beginning with our fiscal second quarter ended December 31, 2002. The provisions of FIN 45 have been adopted with no material impact on our results of operations or financial condition. Additional disclosure has been provided with respect to guarantees in Note 13.

         In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 will be effective for arrangements entered into after June 30, 2003. The adoption of EITF 00-21 is not expected to have a material impact on our results of operation or financial condition.

         Effective July 1, 2002, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and indefinite-lived intangible assets to no longer be amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. We completed our initial asset impairment assessment as required in adopting SFAS No. 142 and no impairment was indicated. See additional information at Note 4.

         Effective July 1, 2002, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale, and to be disposed of by sale. The adoption of this Statement did not have a material impact on our results of operations or financial condition.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This Statement is effective for exit or disposal activities initiated after December 31, 2002. We did not have any exit or disposal activities initiated after December 31, 2002, therefore, there is no current year impact of this statement.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions; and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this Statement did not have a material impact on our financial position or results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         All statements made by us in both this annual report and in other contexts, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future, are forward-looking statements. Such statements are based upon certain assumptions and assessments made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. The forward-looking statements included in this report are also subject to a number of risks and uncertainties,
                                       17
including but not limited to economic, competitive, governmental and technological factors affecting our operations, markets, customers, products, services and prices.

         Specific influences relating to these forward-looking statements include, but are not limited to:

              - fluctuations in material costs;

              - the continued solvency of key customers;

              - efficiencies in plant operations, including the ability to optimize overhead utilization in non-food operations;

              - stability of labor relations;

              - the success and cost of new product development efforts;

              - lack of market acceptance of new products;

              - changes in market trends;

              - changes in demand for our products;

              - dependence on key personnel;

              - effect of governmental regulations, including environmental matters;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our cash and cash equivalents have been maintained only with maturities of 90 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity. As of June 30, 2003, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of Lancaster Colony Corporation:

         We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lancaster Colony Corporation and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/S/DELOITTE & TOUCHE LLP
------------------------
   DELOITTE & TOUCHE LLP

Columbus, Ohio
August 19, 2003

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           June 30
                                                                                 --------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                           2003            2002
-----------------------------------------                                        ---------       ----------
                                          ASSETS
CURRENT ASSETS:
   Cash and equivalents.....................................................     $ 142,847       $   83,378
   Receivables (less allowance for doubtful accounts,
     2003-$1,952; 2002-$3,414)..............................................        88,583          109,350
   Inventories:
     Raw materials and supplies.............................................        42,957           43,670
     Finished goods and work in process.....................................       116,455          104,581
                                                                                 ---------       ----------
     Total inventories......................................................       159,412          148,251
   Deferred income taxes and other current assets...........................        23,543           25,121
                                                                                 ---------       ----------
       Total current assets.................................................       414,385          366,100
PROPERTY, PLANT AND EQUIPMENT:
   Land, buildings and improvements.........................................       118,457          117,608
   Machinery and equipment..................................................       343,419          336,063
                                                                                 ---------       ----------
     Total cost.............................................................       461,876          453,671
   Less accumulated depreciation............................................       300,765          287,728
                                                                                 ---------       ----------
       Property, plant and equipment-net....................................       161,111          165,943
OTHER ASSETS:
   Goodwill (net of accumulated amortization,
     2003 and 2002-$15,136).................................................        75,212           72,212
   Other intangible assets..................................................           435              465
   Other noncurrent assets..................................................        16,573           13,985
                                                                                 ---------       ----------
         TOTAL..............................................................     $ 667,716       $  618,705
                                                                                 =========       ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.........................................................     $  41,983       $   42,988
   Accrued liabilities......................................................        42,940           46,316
                                                                                 ---------       ----------
       Total current liabilities............................................        84,923           89,304
OTHER NONCURRENT LIABILITIES................................................        27,811           15,890
DEFERRED INCOME TAXES.......................................................         7,317           12,234
SHAREHOLDERS' EQUITY:
   Preferred stock-authorized 3,050,000 shares;
     Outstanding-none
   Common stock-authorized 75,000,000 shares;
     Outstanding, 2003-35,770,663; 2002-36,598,239..........................        65,864           61,919
   Retained earnings........................................................       836,928          752,534
   Accumulated other comprehensive loss.....................................        (9,151)          (2,752)
                                                                                 ---------       ----------
     Total..................................................................       893,641          811,701
   Common stock in treasury, at cost........................................      (345,976)        (310,424)
                                                                                 ---------       ----------
   Total shareholders' equity...............................................       547,665          501,277
                                                                                 ---------       ----------
         TOTAL..............................................................     $ 667,716       $  618,705
                                                                                 =========       ==========

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           Years Ended June 30
                                                            -----------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                   2003              2002             2001
---------------------------------------------               ------------     ------------      ------------
NET SALES..............................................     $  1,106,800     $  1,129,687      $  1,092,653
COST OF SALES..........................................          862,940          876,122           836,932
                                                            ------------     ------------      ------------

GROSS MARGIN...........................................          243,860          253,565           255,721
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...........           99,032          119,196           108,047
RESTRUCTURING AND IMPAIRMENT CHARGE....................            4,885                -                 -
                                                            ------------     ------------      ------------

OPERATING INCOME.......................................          139,943          134,369           147,674
OTHER INCOME (EXPENSE):
   Interest expense....................................                -              (54)           (1,239)
   Other income-Continued Dumping and Subsidy
     Offset Act........................................           39,177           15,588                 -
   Interest income and other-net.......................            1,681             (561)             (550)
                                                            ------------     ------------      ------------

INCOME BEFORE INCOME TAXES.............................          180,801          149,342           145,885
TAXES BASED ON INCOME..................................           68,255           57,402            55,649
                                                            ------------     ------------      ------------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE................................          112,546           91,940            90,236
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
   NET OF TAX BENEFIT OF $619..........................                -                -              (998)
                                                            ------------     ------------      ------------
NET INCOME ............................................     $    112,546     $     91,940      $     89,238
                                                            ============     ============      ============

NET INCOME PER COMMON SHARE:
   Before Cumulative Effect of Accounting Change:
     Basic and Diluted.................................            $3.11            $2.49             $2.40
   Cumulative Effect of Accounting Change:
     Basic and Diluted.................................                -                -              (.03)
   After Cumulative Effect of Accounting Change:
     Basic and Diluted.................................            $3.11            $2.49             $2.37

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic.............................................           36,184           36,850            37,618
     Diluted...........................................           36,243           36,910            37,636

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended June 30
                                                                 -----------------------------------------
(AMOUNTS IN THOUSANDS)                                              2003           2002           2001
----------------------                                           ----------      ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income................................................    $  112,546      $  91,940      $   89,238
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization...........................        31,669         35,287          35,528
     Provision for losses on accounts receivable.............           667         16,405           2,038
     Deferred income taxes and other noncash charges.........         2,810         (1,754)         (4,255)
     Restructuring and impairment charge.....................         3,824              -               -
     Loss (gain) on sale of property.........................            21            144            (420)
     Changes in operating assets and liabilities:
       Receivables...........................................        20,100        (17,860)         10,653
       Inventories...........................................       (11,161)        36,136          (7,232)
       Other current assets..................................            78            329             307
       Accounts payable and accrued liabilities..............        (4,569)          (302)            355
                                                                 ----------      ---------      ----------
         Net cash provided by operating activities...........       155,985        160,325         126,212
                                                                 ----------      ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments on property additions............................       (29,941)       (22,546)        (22,632)
   Acquisitions, net of cash acquired........................        (3,000)        (2,250)        (49,831)
   Proceeds from sale of property............................         1,550            336             766
   Other-net.................................................        (5,771)        (1,699)         (2,839)
                                                                 ----------      ---------      ----------
         Net cash used in investing activities...............       (37,162)       (26,159)        (74,536)
                                                                 ----------      ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock................................       (35,552)       (28,275)        (22,742)
   Payment of dividends......................................       (28,152)       (26,128)        (25,176)
   Common stock issued, including stock issued upon
     exercise of stock options...............................         4,340          6,265           3,061
   Payment of short-term bank loans..........................             -         (4,500)         (3,750)
   Payments on long-term debt, including acquisition
     debt payoff.............................................             -         (3,040)           (836)
                                                                 ----------      ---------      ----------
         Net cash used in financing activities...............       (59,364)       (55,678)        (49,443)
                                                                 ----------      ---------      ----------
Effect of exchange rate changes on cash......................            10             17             (16)
                                                                 ----------      ---------      ----------
Net change in cash and equivalents...........................        59,469         78,505           2,217
Cash and equivalents at beginning of year....................        83,378          4,873           2,656
                                                                 ----------      ---------      ----------
Cash and equivalents at end of year..........................    $  142,847      $  83,378      $    4,873
                                                                 ==========      =========      ==========

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     COMMON STOCK                     ACCUMULATED
                                      OUTSTANDING                        OTHER                      TOTAL
(AMOUNTS IN THOUSANDS,             -----------------    RETAINED     COMPREHENSIVE    TREASURY   SHAREHOLDERS'
EXCEPT PER SHARE DATA)             SHARES    AMOUNT     EARNINGS     (LOSS)/INCOME      STOCK       EQUITY
----------------------             ------   --------    ---------    -------------   ----------  -------------
BALANCE, JUNE 30, 2000........     37,962   $ 52,115    $ 622,660       $   115      $ (259,407)   $ 415,483
                                   ------   --------    ---------       -------      ----------    ---------
Net income....................                             89,238                                     89,238
Translation adjustment........                                              (16)                         (16)
                                                                                                   ---------
COMPREHENSIVE INCOME..........                                                                        89,222
                                                                                                   ---------
Cash dividends -
   common stock
   ($0.67 per share)..........                            (25,176)                                   (25,176)
Purchase of treasury shares...       (826)                                              (22,742)     (22,742)
Shares issued upon
   exercise of stock
   options including
   related tax benefits.......        117      3,114                                                   3,114
                                   ------   --------    ---------       -------      ----------    ---------
BALANCE, JUNE 30, 2001........     37,253     55,229      686,722            99        (282,149)     459,901
                                   ------   --------    ---------       -------      ----------    ---------
Net income....................                             91,940                                     91,940
Translation adjustment........                                               17                           17
Minimum pension
   liability, net of
   $1,777 tax effect..........                                           (2,868)                      (2,868)
                                                                                                   ---------
COMPREHENSIVE INCOME..........                                                                        89,089
                                                                                                   ---------
Cash dividends -
   common stock
   ($0.71 per share)..........                            (26,128)                                   (26,128)
Purchase of treasury shares...       (869)                                              (28,275)     (28,275)
Shares issued upon
   exercise of stock
   options including
   related tax benefits.......        214      6,690                                                   6,690
                                   ------   --------    ---------       -------      ----------    ---------

BALANCE, JUNE 30, 2002........     36,598     61,919      752,534        (2,752)       (310,424)     501,277
                                   ------   --------    ---------       -------      ----------    ---------
Net income....................                            112,546                                    112,546
Translation adjustment........                                               10                           10
Minimum pension
   liability, net of
   $3,862 tax effect..........                                           (6,409)                      (6,409)
                                                                                                   ---------
COMPREHENSIVE INCOME..........                                                                       106,147
                                                                                                   ---------
Cash dividends -
   common stock
   ($0.78 per share)..........                            (28,152)                                   (28,152)
Purchase of treasury shares...       (948)                                              (35,552)     (35,552)
Shares issued upon
   exercise of stock
   options including
   related tax benefits.......        120      3,945                                                   3,945
                                   ------   --------    ---------       -------      ----------    ---------
BALANCE, JUNE 30, 2003........     35,770   $ 65,864    $ 836,928       $(9,151)     $ (345,976)   $ 547,665
                                   ======   ========    =========       =======      ==========    =========

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as "we," "us," "our," "registrant," or "the Company." All significant intercompany transactions and accounts have been eliminated in consolidation.

     USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates included in these consolidated financial statements include allowance for doubtful accounts receivable, net realizable value of inventories, useful lives for depreciation and amortization, impairments of long-lived assets, accruals for marketing and merchandising programs, pension and postretirement assumptions, as well as expenses related to distribution and self-insurance. Actual results could differ from those estimates.

     CASH EQUIVALENTS

         We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in other accrued liabilities and totaled $-0- and $4,503,000 as of June 30, 2003 and 2002, respectively.

     PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. We use the straight-line method of computing depreciation for financial reporting purposes based on the estimated useful lives of the corresponding assets. Estimated useful lives for buildings and improvements range from two to forty-five years while machinery and equipment range from two to twenty years. For tax purposes, we generally compute depreciation using accelerated methods. See Note 14 for discussion of asset impairment in the current fiscal year.

     GOODWILL

         In accordance with SFAS No. 142, goodwill is no longer being amortized. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized over their useful lives. Also in accordance with SFAS No. 142, in April 2003, we completed asset impairment assessments, and such analysis indicated that there was no impairment. We periodically evaluate the future economic benefit of the recorded goodwill and other long-lived assets when events or circumstances indicate potential recoverability concerns. This evaluation is based on consideration of expected future undiscounted cash flows and other operating factors. Carrying amounts are adjusted appropriately when determined to have been impaired. See further discussion and disclosure in Note 4.

     REVENUE RECOGNITION

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which effectively summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As a result, we adopted a change in the method of accounting for shipments to customers and cumulatively applied this change as if it had occurred on July 1, 2000. Historically, net sales and related cost of sales were recognized upon shipment of the products. Under the new accounting method, we recognize net sales and related cost of sales at the time of shipment of the products, or at the time when all substantial risks of ownership change, if later. The effect of the change was a one-time charge of $998,000 (net of tax benefit of $619,000), or approximately $.03 per share, which is reflected as a cumulative effect of an accounting change in the fiscal

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2001 income statement. Net sales are recorded net of estimated sales discounts, returns and certain sales incentives, including coupons and rebates.

     SHIPPING AND HANDLING COSTS

         Shipping and handling costs are included in cost of sales.

     STOCK-BASED EMPLOYEE COMPENSATION PLANS

         At June 30, 2003, we had a stock-based compensation plan, which is described more fully in Note 10. As permitted by SFAS No. 123, as amended by SFAS No. 148, we have elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock-based compensation. Under APB Opinion No. 25, because the exercise price of the stock options was at least equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

         The weighted average per share fair value of options granted during fiscal year 2003 and 2001 was $7.18 and $6.96, respectively.

         The fair value of the options presented above was estimated at the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted in 2003: risk free interest rate of 1.76%; dividend yield of 2.15%; volatility factor of the expected market price of our common stock of 33.34%; and a weighted average expected option life of 2.5 years. The assumptions used for options granted in 2001 were: risk free interest rate of 5.52%; dividend yield of 2.03%; volatility factor of the expected market price of our common stock of 33.71%; and a weighted average expected option life of 2.59 years.

         Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended June 30:

                                                                   2003         2002          2001
                                                                 ---------    --------      --------
Net income.............................    As reported           $ 112,546    $ 91,940      $ 89,238
........................................    Pro forma             $ 110,339    $ 91,799      $ 88,434
Earnings per Share:
  Basic and Diluted....................    As reported           $   3.11     $   2.49      $   2.37
  Basic................................    Pro forma             $   3.05     $   2.49      $   2.35
  Diluted..............................    Pro forma             $   3.04     $   2.49      $   2.35

     OTHER INCOME

         During the second quarter of fiscal 2003, we recognized as income approximately $39.2 million being distributed by the U.S. Customs Service to us consistent with the terms of the Continued Dumping and Subsidy Offset Act of 2000. In fiscal 2002, approximately $15.6 million received under this Act was recognized in the fiscal third quarter. These amounts are recorded as other income in the accompanying financial statements. See further discussion at Note 13.

     PER SHARE INFORMATION

         We account for earnings per share under SFAS No. 128. Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period.

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the diluted

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

weighted average number of common shares outstanding during the period, which includes the dilutive potential common shares associated with outstanding stock options. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.

     CREDIT RISK

         Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. The carrying amounts of these financial instruments approximates fair value. We place our cash equivalents with high-quality institutions and, by policy, limit the amount of credit exposure to any one institution. Concentration of credit risk with respect to trade accounts receivable is limited by having a large and diverse customer base.

     BUSINESS SEGMENTS

         The business segments information for 2003, 2002 and 2001 is included in Note 15 of the consolidated financial statements.

     COMPREHENSIVE INCOME

         Comprehensive income includes changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income is composed of two subsets - net income and other comprehensive (loss)/income. Included in other comprehensive (loss)/income are foreign currency translation adjustments for which there are no related income tax effects and a minimum pension liability adjustment which is recorded net of a related tax benefit of $3,862,000 and $1,777,000 in 2003 and 2002, respectively. These adjustments are accumulated within the Consolidated Statements of Shareholders' Equity under the caption Accumulated Other Comprehensive (Loss)/Income. As of June 30, 2003 and 2002, accumulated other comprehensive (loss)/income, as reflected in the Consolidated Statements of Shareholders' Equity, was comprised of the following:

                                                                              2003          2002
                                                                            --------      --------
Cumulative translation adjustments.....................................     $    126      $    116
Minimum pension liability adjustment...................................       (9,277)       (2,868)
                                                                            --------      --------
                                                                            $ (9,151)     $ (2,752)
                                                                            ========      ========

     RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

     RECENTLY ISSUED ACCOUNTING STANDARDS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance on the appropriate classification for and accounting of financial instruments with characteristics of both liabilities and equity. It requires that financial instruments be classified as a liability (or an asset in certain circumstances) if they are within the scope of the statement. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on our results of operations or our financial condition.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 have been adopted and based upon a review of such provisions it has been determined that there are no variable interest entities which would require consolidation or disclosure at this time.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. We account for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 was effective for guarantees issued or modified starting January 1, 2003 and required the additional disclosures beginning with our fiscal second quarter ended December 31, 2002. The provisions of FIN 45 have been adopted with no material impact on our results of operations or financial condition. Additional disclosure has been provided with respect to guarantees in Note 13.

         In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 will be effective for arrangements entered into after June 30, 2003. The adoption of EITF 00-21 is not expected to have a material impact on our results of operation or financial condition.

         Effective July 1, 2002, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and indefinite-lived intangible assets to no longer be amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. We completed our initial asset impairment assessment as required in adopting SFAS No. 142 and no impairment was indicated. See additional information at Note 4.

         Effective July 1, 2002, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale, and to be disposed of by sale. The adoption of this Statement did not have a material impact on our results of operations or financial condition.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This Statement is effective for exit or disposal activities initiated after December 31, 2002. We did not have any exit or disposal activities initiated after December 31, 2002, therefore, there is no current year impact of this statement.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions; and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this Statement did not have a material impact on our financial position or results of operations.

NOTE 2 -  ACQUISITIONS

         During March 2001, we acquired all the outstanding stock of Ausmac Inc., producer of Mamma Bella brand specialty frozen breads, for cash of $15,257,000, net of cash acquired. During September 2000, we acquired all of the outstanding stock of Sister Schubert's Homemade Rolls, Inc. for $32,444,000, net of cash acquired. Sister Schubert's is a manufacturer and marketer of frozen, partially baked yeast rolls and related products. We made additional payments of $3,000,000, $2,250,000 and $2,130,000 in fiscal years 2003, 2002 and 2001, respectively, as required under the terms of a contingent payment arrangement associated with the Sister Schubert's acquisition. This contingent payment arrangement continues through calendar 2003 and is based largely on the future annual level of Sister Schubert's earnings, as defined in the purchase agreement.

         These acquisitions were accounted for under the purchase method of accounting and the non-cash aspects have been excluded from the accompanying Consolidated Statements of Cash Flows. The results of operations of these entities have been included in the consolidated financial statements from the dates of acquisition and are immaterial in relation to the consolidated totals.

NOTE 3 -  INVENTORIES

         Inventories are valued at the lower of cost or market. Inventories which comprise approximately 11% and 18% of total inventories at June 30, 2003 and 2002, respectively, are costed on a last-in, first-out ("LIFO") basis. Replacement cost for this inventory would have been higher by approximately $7,393,000 and $14,494,000 at June 30, 2003 and 2002, respectively. Inventories which are costed by various other methods approximate actual cost on a first-in, first-out ("FIFO") basis. During fiscal 2003 and 2002, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The fiscal 2003 and 2002 effect of the liquidation was an increase in net earnings of approximately $4.4 million and $2.0 million after taxes, or approximately twelve and five cents per share, respectively.

         It is not practicable to segregate work in process from finished goods inventories. We estimate, however, that work in process inventories amount to approximately 10% and 11% of the combined total of finished goods and work in process inventories at June 30, 2003 and 2002, respectively.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

         The following tables summarize our segment identifiable other intangible assets as of June 30, 2003 and 2002:

                                                                                 2003        2002
                                                                                -------     -------
Specialty Foods - Trademarks
  Gross carrying value......................................................    $   370     $   370
  Accumulated amortization..................................................       (112)       (103)
                                                                                -------     -------
  Net Carrying Value........................................................    $   258     $   267
                                                                                =======     =======
Glassware and Candles - Customer Lists
  Gross carrying value......................................................    $   250     $   250
  Accumulated amortization..................................................        (73)        (52)
                                                                                -------     -------
  Net Carrying Value........................................................    $   177     $   198
                                                                                =======     =======
Total Net Carrying Value....................................................    $   435     $   465
                                                                                =======     =======

         Amortization expense relating to these assets was approximately $30,000 in each of the years ended June 30, 2003 and 2002. The amortization expense is estimated to be approximately $30,000 for each of the next five fiscal years.

         Goodwill attributable to the Specialty Foods and Automotive segments is $74.2 million and $1.0 million, respectively. There were no changes to goodwill in the current year except that the $74.2 million includes the current year contingent payment of $3.0 million as further discussed in Note 2.

         The following is a reconciliation assuming goodwill and other intangible assets had been accounted for in accordance with the provisions of SFAS No. 142 in the years ended June 30:

                                                                  2003           2002         2001
                                                                --------      ---------    ---------
Reported Net Income........................................     $112,546      $  91,940    $  89,238
Add back amortization of goodwill, net of taxes............            -          2,552        1,974
                                                                --------      ---------    ---------
Adjusted Net Income........................................     $112,546      $  94,492    $  91,212
                                                                ========      =========    =========

Reported Basic and Diluted Earnings per Share..............     $   3.11      $    2.49    $    2.37
Adjusted Basic and Diluted Earnings per Share..............     $   3.11      $    2.56    $    2.42

NOTE 5 - SHORT-TERM BORROWINGS

         We have the ability to borrow up to $125,000,000 under the terms of an unsecured revolving credit facility. The facility expires in February 2005 and contains certain representations, warranties, covenants and conditions customary to credit facilities of this nature. Under terms of the agreement, certain financial ratios influence the extent of the all-in borrowing costs, including interest and ongoing facility fees. At June 30, 2003, we were in compliance with all provisions of the facility and there were no amounts outstanding under the facility.

         As of June 30, 2003, 2002 and 2001, we had lines of credit for short-term borrowings from various banks of $25,000,000. The lines of credit have been granted at the discretion of the lending banks and, generally, are subject to periodic review.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 6 - ACCRUED LIABILITIES

         Accrued liabilities at June 30, 2003 and 2002 are composed of:

                                                                               2003         2002
                                                                             --------     ---------
Accrued compensation and employee benefits..............................     $ 30,033     $  31,335
Accrued marketing and distribution......................................        5,475         5,765
Income and other taxes..................................................        3,074           372
Other...................................................................        4,358         8,844
                                                                             --------     ---------
Total accrued liabilities...............................................     $ 42,940     $  46,316
                                                                             ========     =========

NOTE 7 - LONG-TERM DEBT

         As of June 30, 2003 and 2002, we had no outstanding long-term debt.

         No material debt was assumed for the purchase of property additions in 2003, 2002 and 2001. Cash payments for interest (including interest paid on short-term borrowings) were $-0-, $83,000 and $1,248,000 for 2003, 2002 and
2001, respectively.

NOTE 8 - INCOME TAXES

         We and our domestic subsidiaries file a consolidated Federal income tax return. Taxes based on income for the years ended June 30, 2003, 2002 and 2001, have been provided as follows:

                                                                  2003         2002         2001
                                                                --------     --------     ---------
Currently payable:
  Federal...................................................    $ 60,340     $ 52,952     $  48,646
  State and local...........................................       7,832        6,709         6,755
                                                                --------     --------     ---------
Total current provision.....................................      68,172       59,661        55,401
Deferred Federal, state and local (credit) provision........          83       (2,259)         (371)
                                                                --------     --------     ---------
Total taxes based on income.................................    $ 68,255     $ 57,402     $  55,030
                                                                ========     ========     =========

         Tax expense resulting from allocating certain tax benefits directly to common stock totaled $395,000, $425,000 and $53,000 for 2003, 2002 and 2001,
respectively. Our effective tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                                                  2003         2002         2001
                                                                --------     --------     ---------
Statutory rate..............................................      35.0%        35.0%        35.0%
State and local income taxes................................       2.8%         2.9%         3.0%
Other.......................................................       0.0%         0.5%         0.1%
                                                                  ----         ----         ----
Effective rate..............................................      37.8%        38.4%        38.1%
                                                                  ====         ====         ====

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 follow:

                                                                               2003         2002
                                                                             --------     ---------
Deferred tax assets (liabilities):
  Inventories...........................................................     $  7,503     $   6,784
  Employee medical and other benefits...................................       13,615         9,298
  Receivable and other valuation allowances.............................        5,583         7,173
  Other accrued liabilities.............................................        3,714         3,443
                                                                             --------     ---------
Total deferred tax assets...............................................       30,415        26,698
                                                                             --------     ---------
Total deferred tax liabilities - property and other.....................      (17,232)      (16,932)
                                                                             --------     ---------
Net deferred tax asset..................................................     $ 13,183     $   9,766
                                                                             ========     =========

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Net current deferred tax assets totaled approximately $20,500,000 and $22,000,000 for 2003 and 2002, respectively, and were included in deferred income taxes and other current assets. Cash payments for income taxes were approximately $64,428,000, $60,997,000 and $54,008,000 for 2003, 2002 and 2001,
respectively.

NOTE 9 - SHAREHOLDERS' EQUITY

         We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock without par value and 1,150,000 shares of Class C Nonvoting Preferred Stock without par value.

         As authorized by the Board of Directors in February 2000, each share of our outstanding common stock includes a nondetachable stock purchase right that provides, upon becoming exercisable, for the purchase of one-hundredth of a share of Series A Participating Preferred Shares at an exercise price of $185, subject to certain adjustments. Alternatively, once exercisable, each right will also entitle the holder to buy shares of common stock having a market value of twice the exercise price. The rights may be exercised on or after the time when a person or group of persons without the approval of the Board of Directors acquire beneficial ownership of 15 percent or more of common stock or announce the initiation of a tender or exchange offer which, if successful, would cause such person or group to beneficially own 30 percent or more of the common stock. The person or group effecting such 15 percent acquisition or undertaking such tender offer will not be entitled to exercise any rights. If we are acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights. Until the rights become exercisable, they may be redeemed by us at a price of one cent per right. These rights expire in April 2010 unless earlier redeemed by us under circumstances permitted by the Rights Agreement.

         In May 2000, the Board of Directors approved a share repurchase authorization of 3,000,000 shares of which approximately 783,000 remained authorized for future purchase as of June 30, 2003.

NOTE 10 - STOCK OPTIONS

         Under the terms of the 1995 Key Employee Stock Option Plan ("Plan") approved by the shareholders in November 1995, we have reserved 3,000,000 common shares for issuance to qualified key employees. All options granted under the Plan are exercisable at prices not less than fair market value as of the date of grant. At June 30, 2003, 1,884,834 shares were available for future grants under the Plan. In general, options granted under the Plan vest immediately and have a maximum term of 10 years.

         The following summarizes for each of the three years in the period ended June 30, 2003 the activity relating to stock options granted under the 1995 Plan mentioned above as well as those granted under a separate shareholder approved plan that expired in May 1995:

                                               2003                 2002                2001
                                        -------------------  ------------------  ------------------
                                                   WEIGHTED            Weighted            Weighted
                                          NUMBER   AVERAGE    Number    Average   Number    Average
                                            OF     EXERCISE     of     Exercise     of     Exercise
                                          SHARES    PRICE     Shares     Price    Shares     Price
                                        ---------  --------  --------  --------  --------  --------
Outstanding at beginning of period...     262,979   $28.42    478,330   $28.80    380,946   $26.98
  Exercised..........................    (120,424)   29.34   (214,223)   29.25   (117,178)   26.12
  Granted............................     359,800    37.26          -        -    370,250    29.52
  Forfeited..........................      (5,414)   34.73     (1,128)   29.92   (155,688)   28.08
                                        ---------   ------   --------   ------   --------   ------
Outstanding at end of the period.....     496,941   $34.53    262,979   $28.42    478,330   $28.80
                                        =========   ======   ========   ======   ========   ======
Exercisable at end of period.........     466,197   $34.81    224,547   $28.93    417,569   $29.29
                                        =========   ======   ========   ======   ========   ======

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The following table summarizes information about the options outstanding at June 30, 2003:

                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
--------------------------------------------------------------------   -----------------------------
                                                 WEIGHTED AVERAGE
                                             -----------------------
                                               REMAINING
                  RANGE OF         NUMBER     CONTRACTUAL   EXERCISE      NUMBER    WEIGHTED AVERAGE
GRANT YEARS    EXERCISE PRICES  OUTSTANDING  LIFE IN YEARS   PRICE     EXERCISABLE   EXERCISE PRICE
-----------    ---------------  -----------  -------------  --------   -----------  ----------------
1995                  $22.25       17,988        1.59        $22.25        9,000        $22.25
1999                  $27.13       26,628        1.41        $27.13       24,744        $27.13
2001           $29.50-$32.45      106,175        2.85        $29.57       98,461        $29.57
2003           $37.23-$40.95      346,150        4.76        $37.26      333,992        $37.26

NOTE 11 - PENSION AND OTHER POSTRETIREMENT BENEFITS

         We and certain of our operating subsidiaries provide multiple defined benefit pension and postretirement medical and life insurance benefit plans. Benefits under the defined benefit pension plans are primarily based on negotiated rates and years of service and cover the union workers at such locations. We contribute to these pension plans at least the minimum amount required by regulation or contract. We recognize the cost of pension plans and postretirement medical and life insurance benefits as the employees render service. Postretirement benefits are funded as incurred.

         Relevant information with respect to these defined benefit pension and postretirement medical and life insurance benefits as of June 30, can be summarized as follows:

                                                                                       OTHER
                                                         PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                      ---------------------    -----------------------
                                                        2003         2002          2003        2002
                                                      --------     --------      --------    --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.........      $ 32,609     $ 29,405      $  3,418    $  2,646
Service cost....................................           625          630           176         122
Interest cost...................................         2,324        2,124           227         182
Amendments......................................           854          114             -           -
Actuarial loss..................................         7,871        2,536           985         712
Benefits paid...................................        (2,047)      (2,200)         (471)       (244)
                                                      --------     --------      --------    --------
Benefit obligation at end of year...............      $ 42,236     $ 32,609      $  4,335    $  3,418
                                                      --------     --------      --------    --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..      $ 29,568     $ 32,133      $      -    $      -
Actual return on plan assets....................           223       (1,073)            -           -
Employer contributions..........................         3,236          708           471         244
Benefits paid...................................        (2,047)      (2,200)         (471)       (244)
                                                      --------     --------      --------    --------
Fair value of plan assets at end of year........      $ 30,980     $ 29,568      $      -    $      -
                                                      --------     --------      --------    --------
RECONCILIATION OF FUNDED STATUS
Under funded status......................             $(11,256)    $ (3,041)     $ (4,335)   $ (3,418)
Unrecognized net actuarial loss (gain)..........        14,916        4,854           957         (28)
Unrecognized prior service cost (asset).........         2,897        2,988           (90)        (97)
Unrecognized net transition obligation..........           126           83             -           -
                                                      --------     --------      --------    --------
Prepaid (accrued) benefit cost..................      $  6,683     $  4,884      $ (3,468)   $ (3,543)
                                                      ========     ========      ========    ========

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       OTHER
                                                         PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                      ---------------------    -----------------------
                                                        2003         2002          2003        2002
                                                      --------     --------      --------    --------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEETS CONSIST OF
Prepaid benefit cost(1).........................      $  6,683     $  4,884      $      -    $      -
Accrued benefit liability(2)....................       (17,939)      (7,306)       (3,468)     (3,543)
Intangible asset(1).............................         3,023        2,661             -           -
Accumulated other comprehensive loss............        14,916        4,645             -           -
                                                      --------     --------      --------    --------
Net amount recognized...........................      $  6,683     $  4,884      $ (3,468)   $ (3,543)
                                                      ========     ========      ========    ========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF JUNE 30
Discount rate...................................          5.75%        6.95%         5.75%       6.95%
Expected return on plan assets..................          9.00%        9.00%

-----------------------
(1)      Recorded in other noncurrent assets

(2)      Recorded in other noncurrent liabilities

         FASB 87 "Employers' Accounting for Pensions," requires recognition in the balance sheet of an additional minimum liability for pension plans with accumulated benefit obligation in excess of plan assets. At June 30, 2003, the accumulated benefit obligation exceeded the plan assets resulting in the recognition of an additional minimum pension liability of $10,633,000, an intangible asset of $362,000 and a charge to shareholders' equity, net of tax benefit, of $6,409,000. At June 30, 2002, the accumulated benefit obligation exceeded the plan assets resulting in the recognition of an additional minimum pension liability of $7,306,000, an intangible asset of $2,661,000 and a charge to shareholders' equity, net of tax benefit, of $2,868,000.

         For measurement purposes, annual increases in medical costs for fiscal 2003 are assumed to total approximately 9% per year and gradually decline to 5% by approximately the year 2011 and remain level thereafter. Annual increases in medical costs for fiscal 2002 were assumed to total approximately 8% per year and gradually decline to 5% by approximately the year 2008 and remain level thereafter.

                                                                                           OTHER
                                                        PENSION BENEFITS          POSTRETIREMENT BENEFITS
                                                 -----------------------------    -----------------------
                                                   2003       2002       2001     2003     2002     2001
                                                 -------    -------    -------    -----   ------   ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost...................................  $   625    $   630    $   610    $ 176   $  122   $  128
Interest cost..................................    2,324      2,124      2,009      227      182      193
Expected return on plan assets.................   (2,564)    (2,794)    (2,871)       -        -        -
Amortization of unrecognized
  net loss (gain)..............................      125          8        (54)       -      (34)     (31)
Amortization of prior service cost (asset).....      267        240        240       (7)      (7)       -
Change in prior service cost due to
  curtailment..................................      678          -          -        -        -        -
Amortization of unrecognized net(asset)
  obligation existing at transition............      (19)        31         31        -        -        -
                                                 -------    -------    -------    -----   ------   ------
Net periodic benefit cost (benefit)............  $ 1,436    $   239    $   (35)   $ 396   $  263   $  290
                                                 =======    =======    =======    =====   ======   ======

     The majority of the pension plan assets are invested in bonds, short-term investments and common stock including shares of our common stock with a market value of $2,670,000 and $3,620,000 as of June 30, 2003 and 2002, respectively.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Assumed health care cost rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

                                                                           1-PERCENTAGE-POINT   1-PERCENTAGE-POINT
                                                                                INCREASE              DECREASE
                                                                           ------------------   ------------------
Effect on total of service and interest cost components................          $   39                $  (33)
Effect on postretirement benefit obligation as of June 30, 2003........          $  347                $ (299)

         Certain of our subsidiaries also participate in multiemployer plans that provide pension and postretirement health and welfare benefits to the union workers at such locations. The contributions required by our participation in the multiemployer plans totaled $3,674,000, $3,423,000 and $3,277,000 in 2003,
2002 and 2001, respectively.

         During fiscal 1998, we adopted the Lancaster Colony Corporation 401(k) Profit Sharing Plan and Trust ("401(k) Plan"). In general, the 401(k) Plan extends participation to all domestic employees, except those covered by a collective bargaining agreement. Our contribution is 40% of the participant's contribution up to a maximum of 4% of the participant's annual compensation and is funded annually at the end of the 401(k) Plan year, December 31. The funds are invested in mutual funds with the exception of our contribution which is invested in our common stock. Our 401(k) Plan contributions totaled approximately $914,000, $896,000 and $815,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

         We also sponsor an Employee Stock Ownership Plan ("ESOP"). Effective January 1, 1998, the ESOP was frozen and all benefit accruals under and further contributions to the ESOP ceased. All participants in the ESOP at that time were immediately 100% vested. We have no further obligation to the ESOP.

NOTE 12 - COMMITMENTS

         We have operating leases with initial noncancelable lease terms in excess of one year, covering the rental of various facilities and equipment, which expire at various dates through fiscal 2011. Certain of these leases contain renewal options, some provide options to purchase during the lease term and some require contingent rentals based on usage. The future minimum rental commitments due under these leases are summarized as follows (in thousands):
2004 - $4,310; 2005 - $2,982; 2006 - $1,715; 2007 - $1,020; 2008 - $626;
thereafter - $1,135.

         Total rent expense, including short-term cancelable leases, during fiscal years ended June 30, 2003, 2002 and 2001 is summarized as follows:

                                                                    2003        2002        2001
                                                                   ------      ------      ------
Operating leases:
  Minimum rentals...............................................   $5,126      $5,130      $ 4,866
  Contingent rentals............................................      360         392          340
Short-term cancelable leases....................................    2,786       2,706        3,256
                                                                   ------      ------      -------
    Total.......................................................   $8,272      $8,228      $ 8,462
                                                                   ======      ======      =======

NOTE 13 - CONTINGENCIES AND ENVIRONMENTAL MATTERS

         At June 30, 2003, we are a party to various legal and environmental matters which have arisen in the ordinary course of business. Such matters did not have a material adverse effect on the current year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         During the second quarter of fiscal 2003, we recognized as income approximately $39.2 million being distributed by the U.S. Customs Service to us consistent with the terms of the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). In fiscal 2002, approximately $15.6 million received under this Act was recognized in the fiscal third quarter. These amounts are recorded as other income in the accompanying financial statements. The CDSOA, which applies to our candle operations, is in its second year of effectiveness and is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Payments to be received in future years under CDSOA are subject to many variables outside of our control and, accordingly, the related amounts, if any, are not subject to reasonable estimation at the present time. We are aware that other candle manufacturers have initiated certain legal proceedings against the Customs Service and claimed a right to share in the total proceeds payable to candle manufacturers pursuant to the provisions of CDSOA. To date, one such case was decided by the trial court in favor of the Customs Service in April 2003. The trial court ruling has since been appealed by the plaintiff to the applicable Federal Appeals Court. If the Customs Service is ultimately unable to prevail in these matters, it might become asserted that the payments we have received should be reduced by an undetermined amount through either smaller future distributions or refunds to the Customs Service.

         Certain of our automotive accessory products carry explicit limited warranties that extend from 12 months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring obligations under the warranty plans. The warranty accrual as of June 30, 2003 and 2002 is immaterial to our financial condition, and the change in the accrual for the current year of fiscal 2003 is immaterial to our results of operations and cash flows.

NOTE 14 - RESTRUCTURING AND IMPAIRMENT CHARGE

         On November 1, 2002, we announced the restructuring and consolidation of our glass manufacturing facility located in Dunkirk, Indiana into our facility located in Sapulpa, Oklahoma. The Sapulpa plant gained pressed glassware manufacturing in addition to its blown glassware capabilities, while warehousing and certain other ancillary functions continue to be performed at the Dunkirk facility. This action was deemed necessary due to a combination of weaker demand for pressed glassware, import competition and the existence of excess plant capacity and is expected to improve capacity utilization over time.

         As a result of this plan, during the year ended June 30, 2003, we recognized a pretax charge of approximately $4.9 million, consisting of employee separation costs (relating to approximately 250 hourly and salary employees), pension curtailment costs, closure and cleanup costs and the write-down of property, plant and equipment having no future utility as a result of the restructuring decision. The accounting for this restructuring is in accordance with Emerging Issues Task Force No. 94-3. In accordance with this guidance, the restructuring provision was determined based on estimates prepared at the time we approved the restructuring actions. An analysis of our restructuring activity and related liability is as follows:

                                                        EMPLOYEE
                                                       SEPARATION     ASSET        OTHER
                                                          COSTS     WRITE-OFFS    CHARGES    TOTAL
                                                       ----------   ----------    -------   -------
Restructuring Provision
  Employee separation costs..........................    $ 1,063     $     -      $    -    $ 1,063
  Property and equipment impairment..................          -       2,943           -      2,943
  Pension curtailment................................          -           -         678        678
  Closing and cleanup costs..........................          -           -         201        201
                                                         -------     -------      ------    -------
    Total Provision..................................      1,063       2,943         879      4,885
Cash Paid............................................       (974)          -         (87)    (1,061)
Non-Cash Charges.....................................          -      (2,943)       (678)    (3,621)
                                                         -------     -------      ------    -------
Accrual Balance at June 30, 2003
  (included in accrued liabilities)..................    $    89     $     -      $  114    $   203
                                                         =======     =======      ======    =======

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         We anticipate that the remaining cash-related charges will be paid by the end of the third quarter of fiscal 2004. Although pressed glassware manufacturing commenced during the third quarter of fiscal 2003 at the Sapulpa facility, we incurred some amount of transitional costs over the balance of the fiscal year. Accordingly, the benefits of this restructuring will not become fully evident until the fiscal year beginning July 1, 2003.

NOTE 15 - BUSINESS SEGMENTS INFORMATION

         We have evaluated our operations in accordance with SFAS No. 131 and have determined that the business is separated into three distinct operating and reportable product categories: "Specialty Foods," "Glassware and Candles" and "Automotive."

         SPECIALTY FOODS - includes the production and marketing of a family of pourable and refrigerated produce salad dressings, croutons, sauces, refrigerated produce vegetable and fruit dips, chip dips, dry and frozen egg noodles, caviar, frozen ready-to-bake pies, frozen hearth-baked breads, and frozen yeast rolls. Salad dressings, sauces, croutons, frozen egg noodles, frozen bread products and frozen yeast rolls are sold to both retail and foodservice markets. The remaining products of this business segment are primarily directed to retail markets.

         GLASSWARE AND CANDLES - includes the production and marketing of table and giftware consisting of domestic glassware, both machine pressed and machine blown; imported glassware; candles in a variety of popular sizes, shapes and scents; potpourri and related scented products; industrial glass and lighting components; and glass floral containers. This segment's products are sold primarily to retail markets such as mass merchandisers and food and drug stores.

         AUTOMOTIVE - includes the production and marketing for original equipment manufacturers, importers and the auto aftermarket of rubber, vinyl and carpet-on-rubber floor mats; truck and trailer splash guards; pickup truck bed mats; aluminum accessories for pickup trucks and vans; and a broad line of additional automotive accessories.

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

         The 2001 capital expenditures of the Specialty Foods segment include property relating to a business acquisition of $7,814,000.

         The following sets forth certain financial information attributable to our business segments for the three years ended June 30, 2003, 2002 and 2001:

                                                        2003             2002              2001
                                                   -------------     ------------      ------------
NET SALES(1)
  Specialty Foods...............................   $     609,994     $    579,940      $    517,714
  Glassware and Candles.........................         251,437          314,591           336,291
  Automotive....................................         245,369          235,156           238,648
                                                   -------------     ------------      ------------
      Total.....................................   $   1,106,800     $  1,129,687      $  1,092,653
                                                   =============     ============      ============

OPERATING INCOME
  Specialty Foods...............................   $     116,068     $    113,710      $    105,656
  Glassware and Candles.........................          12,432           10,547            47,154
  Automotive....................................          17,351           15,489               673
  Corporate Expenses............................          (5,908)          (5,377)           (5,809)
                                                   -------------     ------------      ------------
      Total.....................................   $     139,943     $    134,369      $    147,674
                                                   =============     ============      ============

\
                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        2003              2002             2001
                                                   -------------     ------------      ------------
IDENTIFIABLE ASSETS(1)
  Specialty Foods...............................   $     194,254     $    182,819      $    187,249
  Glassware and Candles.........................         205,651          224,819           255,860
  Automotive....................................         103,685          104,872           110,650
  Corporate.....................................         164,126          106,195            22,593
                                                   -------------     ------------      ------------
      Total.....................................   $     667,716     $    618,705      $    576,352
                                                   =============     ============      ============

CAPITAL EXPENDITURES
  Specialty Foods...............................   $      14,355     $      4,513      $     13,451
  Glassware and Candles.........................           7,587           13,881            12,363
  Automotive....................................           7,910            4,138             4,502
  Corporate.....................................              89               14               130
                                                   -------------     ------------      ------------
      Total.....................................   $      29,941     $     22,546      $     30,446
                                                   =============     ============      ============

DEPRECIATION AND AMORTIZATION(2)
  Specialty Foods...............................   $       8,227     $     10,567      $      9,698
  Glassware and Candles.........................          15,756           16,201            16,432
  Automotive....................................           7,539            8,299             9,207
  Corporate.....................................             147              220               191
                                                   -------------     ------------      ------------
      Total.....................................   $      31,669     $     35,287      $     35,528
                                                   =============     ============      ============

--------------------
(1)      Net sales and long-lived assets are predominantly domestic.

(2) Includes goodwill and other amortization of approximately $2.8 million for 2002 and approximately $2.2 million for 2001, recorded under the caption "Interest income and other - net" in the accompanying Consolidated Statements of Income.

         Combined net sales from the three segments to one customer totaled approximately $137,000,000 or 12% of consolidated fiscal 2003 net sales; $143,000,000 or 13% of consolidated fiscal 2002 net sales and $125,000,000 or 11% of consolidated net sales in fiscal 2001.

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          DILUTED
                                                NET           GROSS            NET       EARNINGS
                                               SALES          MARGIN         INCOME      PER SHARE
                                            -----------     ----------      ---------    ---------
2003
FIRST QUARTER..........................     $   275,821     $   57,686      $  20,556      $  .56
SECOND QUARTER(1)......................         307,669         74,232         51,979        1.43
THIRD QUARTER(2).......................         259,535         53,573         18,047         .50
FOURTH QUARTER(3)......................         263,775         58,369         21,964         .61
                                            -----------     ----------      ---------      ------
     YEAR(4)...........................     $ 1,106,800     $  243,860      $ 112,546      $ 3.11
                                            ===========     ==========      =========      ======
2002
First quarter..........................     $   264,929     $   59,317      $  20,341      $  .55
Second quarter(5)......................         311,873         70,353         17,423         .47
Third quarter(6).......................         270,912         57,524         28,807         .78
Fourth quarter(7)......................         281,973         66,371         25,369         .69
                                            -----------     ----------      ---------      ------
     Year..............................     $ 1,129,687     $  253,565      $  91,940      $ 2.49
                                            ===========     ==========      =========      ======

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

--------------------
(1) Included in the second quarter's earnings are a) a restructuring charge of approximately $3.0 million, net of taxes, or approximately $.08 per share related to the restructuring of some of our glass manufacturing facilities, b) income of approximately $1.7 million, after taxes, or approximately $.05 per share related to the liquidation of certain LIFO inventories carried at prior years' lower costs and c) income of approximately $24.5 million, net of taxes, or approximately $.67 per share related to funds received under the Continued Dumping and Subsidy Offset Act of 2000.

(2) Included in the third quarter's earnings is income of approximately $1.5 million, net of taxes, or approximately $.04 per share related to the liquidation of certain LIFO inventories carried at prior years' lower costs.

(3) Included in the fourth quarter's earnings is income of approximately $1.2 million, net of taxes, or approximately $.03 per share related to the liquidation of certain LIFO inventories carried at prior years' lower costs.

(4) Quarterly diluted earnings per share for 2003 do not add to $3.11 due to rounding.

(5) Included in the second quarter's earnings is a provision for bad debt of approximately $8.8 million, net of taxes, or approximately $.24 per share related to the bankruptcy filing of Kmart Corporation in January 2002.

(6) Included in the third quarter's earnings is income of approximately $9.6 million, net of taxes, or approximately $.26 per share related to funds received in February 2002 under the Continued Dumping and Subsidy Offset Act of 2000.

(7) Included in the fourth quarter's earnings is income of approximately $1.8 million, net of taxes, or approximately $.05 per share related to the liquidation of certain LIFO inventories carried at prior years' lower costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

         Items 10 through 13 are incorporated herein by reference to the sections captioned "Nomination and Election of Directors," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management" and "Other Transactions" in the Registrant's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held November 17, 2003 and to the "Supplementary Item" in Part I of this Annual Report on Form 10-K captioned "Executive Officers of the Registrant."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Not applicable

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements. The following consolidated financial statements as of June 30, 2003 and 2002 and for each of the three years in the period ended June 30, 2003 together with the report thereon of Deloitte & Touche LLP dated August 19, 2003 are included in Item 8 of this report:

         Independent Auditors' Report

         Consolidated Balance Sheets as of June 30, 2003 and 2002

         Consolidated Statements of Income for the years ended June 30, 2003, 2002 and 2001

         Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001

         Consolidated Statements of Shareholders' Equity for the years ended June 30, 2003, 2002 and 2001

         Notes to Consolidated Financial Statements

         (a)(2) Financial Statement Schedules Required by Items 8 and 15(d). Included in Part IV of this report is the following additional financial data which should be read in conjunction with the consolidated financial statements included in Item 8 of this report:

         Schedule II - Valuation and Qualifying Accounts.

         Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         (a)(3) Exhibits Required by Item 601 of Regulation S-K and Item 15(c). See Index to Exhibits following "Schedule II - Valuation and Qualifying Accounts."

         (b) Reports on Form 8-K. A report, dated May 1, 2003, on Form 8-K was filed with the SEC on May 1, 2003, pursuant to Items 7 and 9, announcing the financial results for the three and nine months ended March 31, 2003.

             A report, dated June 4, 2003, on Form 8-K was filed with the SEC on June 4, 2003, pursuant to Items 5 and 7, announcing a change in food group executives.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of September, 2003.

                                      LANCASTER COLONY CORPORATION (REGISTRANT)

                                      By:/s/JOHN B. GERLACH, JR.
                                        ----------------------------------------
                                            John B. Gerlach, Jr.
                                            Chairman, Chief Executive Officer,
                                            President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURES                       TITLE                      DATE
       ----------                       -----                      ----

/s/JOHN B. GERLACH, JR.               Chairman,              September 23, 2003
-------------------------        Chief Executive Officer,
   John B. Gerlach, Jr.           President and Director

/s/JOHN L. BOYLAN               Treasurer, Vice President,   September 23, 2003
-------------------------           Assistant Secretary,
   John L. Boylan                 Chief Financial Officer
                                 (Principal Financial and
                                    Accounting Officer)
                                       and Director

/s/KERRII B. ANDERSON                 Director               September 23, 2003
-------------------------
   Kerrii B. Anderson

/s/ROBERT L. FOX                      Director               September 14, 2003
-------------------------
   Robert L. Fox

/s/MORRIS S. HALPERN                  Director               September 23, 2003
-------------------------
   Morris S. Halpern

/s/ROBERT S. HAMILTON                 Director               September 15, 2003
-------------------------
   Robert S. Hamilton

/s/EDWARD H. JENNINGS                 Director               September 14, 2003
-------------------------
   Edward H. Jennings

/s/HENRY M. O'NEILL, JR.              Director               September 23, 2003
-------------------------
   Henry M. O'Neill, Jr.

/s/ZUHEIR SOFIA                       Director               September 16, 2003
-------------------------
   Zuheir Sofia

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE THREE YEARS ENDED JUNE 30, 2003

                  COLUMN A                       COLUMN B      COLUMN C        COLUMN D        COLUMN E
                  --------                       --------      --------        --------        --------
                                                              ADDITIONS
                                                BALANCE AT    CHARGED TO                       BALANCE
                                                 BEGINNING     COSTS AND                        AT END
                DESCRIPTION                       OF YEAR      EXPENSES      DEDUCTIONS(A)     OF YEAR
                -----------                     ----------    ----------     -------------    ---------
Reserves deducted from asset to which they
   apply - Allowance for doubtful accounts
   (amounts in thousands):
   Year ended June 30, 2001 ..............      $   2,395      $   2,038       $   1,266      $   3,167
                                                =========      =========       =========      =========
   Year ended June 30, 2002 ..............      $   3,167      $  16,405(B)    $  16,158(B)   $   3,414
                                                =========      =========       =========      =========
   Year ended June 30, 2003 ..............      $   3,414      $     667       $   2,129      $   1,952
                                                =========      =========       =========      =========

NOTES:

(A) Represents uncollectible accounts written off net of recoveries.

(B) Included in fiscal 2002 is a provision and write-off for bad debt of approximately $14.3 million related to the bankruptcy filing of Kmart Corporation in January 2002.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                                  JUNE 30, 2003
                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                                   DESCRIPTION                                          LOCATED AT
--------                                  -----------                                          ----------
  3.1        Certificate of Incorporation of the registrant approved by
             the shareholders November 18, 1991...........................................         (i)
   .2        Certificate of Amendment to the Articles of Incorporation approved by
             the shareholders November 16, 1992...........................................         (i)
   .3        Certificate of Amendment to the Articles of Incorporation approved by
             the shareholders November 17, 1997...........................................         (i)
   .4        By-laws of the registrant as amended through November 18, 1991...............         (a)
   .5        Certificate of Designation, Rights and Preferences of the Series A
             Participating Preferred Stock of Lancaster Colony Corporation................         (b)
  4.1        Specimen Certificate of Common Stock.........................................         (l)
   .2        Rights Agreement dated as of April 20, 2000 between Lancaster
             Colony Corporation and The Huntington Trust Company, N.A.....................         (k)
   .3        Credit Agreement dated as of February 13, 2001 among Lancaster
             Colony Corporation, The Lenders and Bank One, NA, as Agent...................         (m)
   .4        First Amendment to Credit Agreement dated as of June 24, 2003 among
             Lancaster Colony Corporation, the Lenders and Bank One, NA as Agent..........   Filed herewith
 10.1        1981 Incentive Stock Option Plan.............................................         (c)
   .2        Resolution by the Board of Directors to amend registrant's 1981 Incentive
             Stock Option Plan approved by the shareholders November 21, 1983.............         (d)
   .3        Resolution by the Board of Directors to amend registrant's 1981 Incentive
             Stock Option Plan approved by the shareholders November 18, 1985.............         (e)
   .4        Resolution by the Board of Directors to amend registrant's 1981 Incentive
             Stock Option Plan approved by the shareholders November 19, 1990.............         (f)
   .5        Key Employee Severance Agreement between Lancaster Colony
             Corporation and John L. Boylan...............................................         (f)
   .6        Consulting Agreement by and between Lancaster Colony
             Corporation and Morris S. Halpern............................................         (g)
   .7        1995 Key Employee Stock Option Plan..........................................         (h)
   .8        Key Employee Severance Agreement between Lancaster Colony
             Corporation and Bruce L. Rosa................................................         (j)
   .9        Lancaster Colony Corporation Executive Employee Deferred
             Compensation Plan............................................................         (l)
 21.         Significant Subsidiaries of Registrant.......................................   Filed herewith
 23.         The consent of Deloitte & Touche LLP to the incorporation by reference in Registration Statements No. 33-39102 and 333-01275 on Form S-8
             of their reports dated August 19, 2003, appearing in and incorporated by reference in this Annual Report on Form 10-K of Lancaster Colony
             Corporation for the year ended June 30, 2003.................................   Filed herewith
 31.1        Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002.....   Filed herewith
 31.2        Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002.....   Filed herewith
 32.         Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley
             Act of 2002..................................................................   Filed herewith

---------------------
(a) Indicates the exhibit is incorporated by reference from filing as an annex to the Proxy Statement of Lancaster Colony Corporation for the Annual Meeting of Shareholders held November 18, 1991.

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