Form 10-Q
period 2003-09-30
LANCASTER COLONY CORP
filed 2003-11-12
CIK 57515

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004
                                   __________

                                    FORM 10-Q


(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-4065-1
                                   __________

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

        Indicate by check mark whether the registrant is an accelerated filer
(as defined by Rule 12b-2 of the Exchange Act). Yes [x]   No [ ]


        As of October 31, 2003, there were approximately 35,760,000 shares of Common Stock, no par value per share, outstanding.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
            Consolidated Balance Sheets - September 30, 2003 and June 30, 2003 Consolidated Statements of Income - Three Months Ended
              September 30, 2003 and 2002
            Consolidated Statements of Cash Flows - Three Months Ended
              September 30, 2003 and 2002
            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 4.   Controls and Procedures


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

INDEX TO EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            SEPTEMBER 30          JUNE 30
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                       2003                2003
 ---------------------------------------                                   -------------        -----------
                                                                             (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and equivalents.................................................    $   145,633         $   142,847
   Receivables - (net of allowance for doubtful accounts,
     September - $2,147 and June - $1,952)..............................        105,562              88,583

   Inventories:
     Raw materials and supplies.........................................         46,952              42,957
     Finished goods and work in process.................................        120,709             116,455
                                                                            -----------         -----------
       Total inventories................................................        167,661             159,412

   Deferred income taxes and other current assets.......................         25,718              23,543
                                                                            -----------         -----------
       Total current assets.............................................        444,574             414,385

PROPERTY, PLANT AND EQUIPMENT:
   Land, buildings and improvements.....................................        117,728             118,457
   Machinery and equipment..............................................        345,342             343,419
                                                                            -----------         -----------
       Total cost.......................................................        463,070             461,876

   Less accumulated depreciation........................................        302,657             300,765
                                                                            -----------         -----------
       Property, plant and equipment - net..............................        160,413             161,111

OTHER ASSETS:
   Goodwill - (net of accumulated amortization
     September and June - $15,136) .....................................         75,212              75,212
   Other intangible assets..............................................            428                 435
   Other noncurrent assets..............................................         17,012              16,573
                                                                            -----------         -----------

       TOTAL............................................................    $   697,639         $   667,716
                                                                            ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ....................................................    $    47,439         $    41,983
   Accrued liabilities..................................................         54,178              42,940
                                                                            -----------         -----------
       Total current liabilities........................................        101,617              84,923

OTHER NONCURRENT LIABILITIES............................................         28,657              27,811

DEFERRED INCOME TAXES...................................................          7,558               7,317

SHAREHOLDERS' EQUITY:
   Preferred stock - authorized 3,050,000 shares;
     outstanding - none
   Common stock - authorized 75,000,000 shares; outstanding -
     September 30, 2003 - 35,757,347 shares;
     June 30, 2003 - 35,770,663 shares..................................         66,329              65,864
   Retained earnings....................................................        849,478             836,928
   Accumulated other comprehensive loss.................................         (8,968)             (9,151)
                                                                            -----------         -----------
       Total............................................................        906,839             893,641
   Common stock in treasury, at cost....................................       (347,032)           (345,976)
                                                                            -----------         -----------
   Total shareholders' equity...........................................        559,807             547,665
                                                                            -----------         -----------

       TOTAL............................................................    $   697,639         $   667,716
                                                                            ===========         ===========

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                    2003               2002
 -------------------------------------------                                -----------         -----------

NET SALES...............................................................    $   266,652         $   275,821

COST OF SALES...........................................................        210,845             218,135
                                                                            -----------         -----------

GROSS MARGIN............................................................         55,807              57,686

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES............................         24,169              24,886
                                                                            -----------         -----------

OPERATING INCOME........................................................         31,638              32,800

INTEREST INCOME AND OTHER - NET.........................................            346                 397
                                                                            -----------         -----------

INCOME BEFORE INCOME TAXES..............................................         31,984              33,197

TAXES BASED ON INCOME...................................................         12,284              12,641
                                                                            -----------         -----------

NET INCOME..............................................................    $    19,700         $    20,556
                                                                            ===========         ===========

NET INCOME PER COMMON SHARE:
   Basic and Diluted....................................................    $       .55         $       .56

CASH DIVIDENDS PER COMMON SHARE.........................................    $       .20         $       .18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic................................................................         35,763              36,562
   Diluted..............................................................         35,831              36,629









          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30
(AMOUNTS IN THOUSANDS)                                                            2003              2002
 --------------------                                                         ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.............................................................    $   19,700         $   20,556
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization........................................         7,432              8,143
     Provision for losses on accounts receivable..........................           201                195
     Deferred income taxes and other noncash charges......................         1,087              1,085
     Restructuring and impairment charge..................................           (48)                 -
     Gain on sale of property.............................................          (744)                (4)
     Changes in operating assets and liabilities:
       Receivables........................................................       (17,130)              (269)
       Inventories........................................................        (8,249)           (14,668)
       Other current assets...............................................        (2,175)            (2,090)
       Accounts payable...................................................         5,456              4,622
       Accrued liabilities................................................        11,504              6,664
                                                                              ----------         ----------
         Net cash provided by operating activities........................        17,034             24,234
                                                                              ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments on property additions.........................................        (6,677)            (6,469)
   Proceeds from sale of property.........................................         1,128                  5
   Other - net............................................................          (923)              (361)
                                                                              ----------         ----------
         Net cash used in investing activities............................        (6,472)            (6,825)
                                                                              ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends...................................................        (7,150)            (6,582)
   Purchase of treasury stock.............................................        (1,056)            (6,811)
   Common stock issued upon exercise of stock options.....................           420              2,155
                                                                              ----------         ----------
         Net cash used in financing activities............................        (7,786)           (11,238)
                                                                              ----------         ----------

Effect of exchange rate changes on cash...................................            10                  7
                                                                              ----------         ----------
Net change in cash and equivalents........................................         2,786              6,178
Cash and equivalents at beginning of year.................................       142,847             83,378
                                                                              ----------         ----------
Cash and equivalents at end of period.....................................    $  145,633         $   89,556
                                                                              ==========         ==========

SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:
   Cash paid during the period for income taxes..........................    $     1,254        $     1,451
                                                                             ===========        ===========








          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 -  BASIS OF PRESENTATION

        The interim consolidated financial statements are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended June 30, 2003.

        During the three months ended September 30, 2003, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation for the three months ended September 30, 2003 was an increase in net earnings of approximately $1.0 million after taxes, or approximately three cents per share.

        We account for our stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share as if we had applied the fair-value-based method under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, to record expense for stock option compensation:

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                                2003            2002
                                                                            ----------       ----------
     Net income as reported..............................................   $   19,700       $   20,556
     Less:  Total stock-based employee compensation
     expense determined under fair-value-based method
     for all awards, net of related tax effects..........................         (102)             (35)
                                                                            ----------       ----------
     Pro forma net income................................................   $   19,598       $   20,521
                                                                            ==========       ==========
     Net income per common share - basic and diluted
     as reported and pro forma...........................................   $      .55       $      .56

NOTE 2 -  BUSINESS SEGMENT INFORMATION

     The following summary financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2003 consolidated financial statements:

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                                2003            2002
                                                                            ----------       ----------
          NET SALES
             Specialty Foods.............................................   $  154,817       $  147,633
             Glassware and Candles.......................................       56,126           68,210
             Automotive..................................................       55,709           59,978
                                                                            ----------       ----------
               Total.....................................................   $  266,652       $  275,821
                                                                            ==========       ==========
          OPERATING INCOME
             Specialty Foods.............................................   $   26,313       $   26,276
             Glassware and Candles.......................................        3,106            4,077
             Automotive..................................................        3,651            3,903
             Corporate Expenses..........................................       (1,432)          (1,456)
                                                                            ----------       ----------
               Total.....................................................   $   31,638       $   32,800
                                                                            ==========       ==========

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 3 -  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance on the appropriate classification for and accounting of financial instruments with characteristics of both liabilities and equity. It requires that financial instruments be classified as a liability (or an asset in certain circumstances) if they are within the scope of the Statement. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or our financial condition.

NOTE 4 -  GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill attributable to the Specialty Foods and Automotive segments was $74.2 million and $1.0 million, respectively, at both September and June 30, 2003.

        The following table summarizes our segment identifiable other intangible assets as of September and June 30, 2003:

                                                                                  SEPTEMBER       JUNE
                                                                                    2003          2003
                                                                                 ----------     --------
     Specialty Foods - Trademarks
       Gross carrying value...................................................     $  370        $   370
       Accumulated amortization...............................................       (114)          (112)
                                                                                   ------        -------
       Net Carrying Value.....................................................     $  256        $   258
                                                                                   ======        =======
     Glassware and Candles - Customer Lists
       Gross carrying value...................................................     $  250        $   250
       Accumulated amortization...............................................        (78)           (73)
                                                                                   ------        -------
       Net Carrying Value.....................................................     $  172        $   177
                                                                                   ======        =======
     Total Net Carrying Value.................................................     $  428        $   435
                                                                                   ======        =======


        Amortization expense relating to these assets was approximately $7,000 for the quarters ended September 30, 2003 and 2002. The amortization expense is estimated to be approximately $30,000 for each of the five fiscal years ending June 30, 2004 through 2008.

NOTE 5 -  RESTRUCTURING AND IMPAIRMENT CHARGE

        On November 1, 2002, we announced the restructuring and consolidation of our glass manufacturing facility located in Dunkirk, Indiana into our facility located in Sapulpa, Oklahoma. The Sapulpa plant gained pressed glassware manufacturing in addition to its blown glassware capabilities, while warehousing and certain other ancillary functions continue to be performed at the Dunkirk facility. This action was deemed necessary due to a combination of weaker demand for pressed glassware, import competition and the existence of excess plant capacity.

        As a result of this plan, during the second quarter of the year ended June 30, 2003, we recognized a pretax charge of approximately $4.9 million, consisting of employee separation costs (relating to approximately 250 hourly and salary employees), pension curtailment costs, closure and cleanup costs and the write-down of property, plant and equipment having no future utility as a result of the restructuring decision. The accounting for this restructuring was in accordance with Emerging Issues Task Force No. 94-3. In accordance with this guidance, the restructuring provision was determined based on estimates prepared at

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
           ---------------------------------------------------------


the time we approved the restructuring actions. An analysis of our restructuring activity and related liability is as follows:

                                                                       EMPLOYEE
                                                                      SEPARATION      OTHER
                                                                        COSTS        CHARGES      TOTAL
                                                                      ----------    ---------    -------
     Accrual Balance at June 30, 2003................................    $  89        $  114     $  203
     Cash Paid.......................................................      (43)           (5)       (48)
                                                                         -----        ------     ------
     Accrual Balance at September 30, 2003
       (included in accrued liabilities).............................    $  46        $  109     $  155
                                                                         =====        ======     ======


        We anticipate that the remaining cash-related charges will be paid by the end of the third quarter of fiscal 2004. Although pressed glassware manufacturing commenced during the third quarter of fiscal 2003 at the Sapulpa facility, we incurred transitional costs over the balance of fiscal year 2003. Accordingly, the benefits of this restructuring will not become fully evident until the current fiscal year.

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

        At September 30, 2003, we are a party to various claims and litigation which have arisen in the ordinary course of business. Such matters did not have a material effect on the current fiscal year-to-date results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.

        Certain of our automotive accessory products carry explicit limited warranties that extend from twelve months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of September 30, 2003 and June 30, 2003 is immaterial to our financial condition, and the change in the accrual for the current quarter of fiscal 2004 is immaterial to our results of operations and cash flows.

NOTE 7 -  COMPREHENSIVE INCOME

        Total comprehensive income for the quarters ended September 30, 2003 and 2002 was approximately $19.9 million and $20.6 million, respectively. The September 30, 2003 comprehensive income consists of net income, the tax benefit on Employee Stock Ownership Plan dividends and foreign currency translation adjustments. The September 30, 2002 comprehensive income consists of net income and foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                         (TABULAR DOLLARS IN THOUSANDS)


RESULTS OF OPERATIONS

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                                2003            2002
                                                                            ----------       ----------

     NET SALES
       Specialty Foods...................................................   $  154,817       $  147,633
       Glassware and Candles.............................................       56,126           68,210
       Automotive........................................................       55,709           59,978
                                                                            ----------       ----------
         Total...........................................................   $  266,652       $  275,821
                                                                            ==========       ==========


        As reflected above, consolidated net sales for the three months ended September 30, 2003 were $266,652,000, which is a 3% decrease from the prior year record total of $275,821,000. Growth in the Specialty Foods segment was more than offset by declines in the Glassware and Candles segment and Automotive segment. Net sales of the Specialty Foods segment totaled $154,817,000, a 5% increase over the comparable first quarter fiscal 2003 total of $147,633,000. This segment's increased sales were derived from internally-generated growth, primarily through greater retail sales of frozen breads, dips and dressings. Foodservice sales also grew due to increased volumes with larger national restaurant accounts.

        Sales of the Glassware and Candles segment totaled $56,126,000, an 18% decline from the comparable prior year total of $68,210,000. This decline was primarily attributable to lower sales of candles and accessories due to softer consumer demand and ongoing competitive pressures. Automotive segment sales totaled $55,709,000, a 7% decrease from the prior year's first quarter total of $59,978,000. The loss of a larger program with an aluminum accessory original equipment manufacturer ("OEM") was offset, for the most part, by increased sales in other OEM programs and the aftermarket. The reduction of production schedules by certain OEM customers also affected sales volumes.

        As a percentage of sales, our consolidated gross margins for the three months ended September 30, 2003 totaled 20.9%, the same level that was achieved during the comparable period of 2002. Margins within the Specialty Foods segment declined mainly due to increases in ingredient costs, including soybean oil, eggs and certain dairy products. The impact of the higher soybean oil costs alone was in excess of $1.5 million for this first quarter. Soybean oil costs are expected to persist at higher year-over-year levels through at least early calendar 2004. Gross margins of the Glassware and Candles segment increased due to the recognition of pre-tax income of approximately $1.6 million related to the liquidation of LIFO inventories carried at substantially lower prior years' costs. This segment experienced competitive pricing conditions and less fixed cost absorption on lower manufacturing levels. Gross margins of the Automotive segment achieved slight improvement and were influenced by a $0.4 million gain on the sale of an idle manufacturing facility. However, this segment also generally experienced somewhat higher material costs.

        Consistent with the decrease in net sales, consolidated selling, general and administrative costs of $24,169,000 for the three months ended September 30, 2003 decreased 3% from the $24,886,000 incurred for the three months ended September 30, 2002. As a percentage of sales, such costs were 9.1%, essentially flat as compared to the prior year percentage of 9.0%.

        The foregoing factors contributed to consolidated operating income totaling $31,638,000 for the three months ended September 30, 2003, a decrease of 4% from the corresponding fiscal 2003 total of $32,800,000. By segment, our operating income can be summarized as follows:

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                                2003            2002
                                                                            ----------       ----------

     OPERATING INCOME

       Specialty Foods...................................................   $   26,313       $   26,276
       Glassware and Candles.............................................        3,106            4,077
       Automotive........................................................        3,651            3,903
       Corporate Expenses................................................       (1,432)          (1,456)
                                                                            ----------       ----------
         Total...........................................................   $   31,638       $   32,800
                                                                            ==========       ==========


        Consistent with the decline in operating income, net income of $19,700,000 decreased 4% from the preceding year's net income for the quarter of $20,556,000. Earnings per share for the fiscal 2004 quarter was influenced by our share repurchase program and totaled $.55 per share on a basic and diluted basis compared to $.56 recorded in the prior year.

FINANCIAL CONDITION

        For the three months ended September 30, 2003, net cash provided by operating activities totaled $17,034,000, which compares to $24,234,000 provided in the comparable prior year period. This decrease primarily results from relative changes in working capital components, particularly receivables and inventories, somewhat offset by accrued liabilities.

        Total working capital at September 30, 2003 of $342,957,000 increased by $13,495,000 over the $329,462,000 present this past June 30. In particular, accounts receivable increased by $17,130,000 due to seasonal sales in preparation for the holiday season. Also, inventories in the current year's quarter increased $8,249,000 as influenced by the first quarter's candle sales being at lower levels than expected. However, we have reduced scheduled production in the second fiscal quarter to more appropriately adjust future inventory levels. Offsetting these increases, accrued liabilities increased by $11,504,000 since June 30 primarily as a result of an increase in accruals for Federal income taxes.

        Significant investment activities conducted during the three months ended September 30, 2003 included $6,677,000 expended for payments on property additions. Financing activities of note consisted of $1,056,000 expended for the purchase of treasury stock and $7,150,000 related to the payment of dividends. Approximately 756,000 shares remain authorized for future buyback at September 30, 2003. The dividends paid during the current quarter increased approximately 9% due to the effects of an 11% increase in the stated dividend rate being somewhat offset by the extent of share repurchases. We believe that cash provided from operations and the currently available bank credit arrangements should be adequate to meet our foreseeable cash requirements over the remainder of fiscal 2004.

        In fiscal 2003, we consolidated the glass manufacturing operations of our Indiana Glass Company facility in Dunkirk, Indiana into that of the Indiana Glass facility located in Sapulpa, Oklahoma. As a result of this action, we recorded a restructuring charge of approximately $4.9 million ($3.0 million after taxes) during the second quarter of fiscal 2003. The charge consisted of employee separation costs, pension curtailment costs, closure and cleanup costs, and the writedown of property, plant and equipment having no future utility as a result of the restructuring decision. The plant consolidation, which affected approximately

250 jobs, was substantially completed by June 2003. The following table reflects cash payments made during the quarter ended September 30, 2003:

                                                                        EMPLOYEE
                                                                       SEPARATION      OTHER
                                                                         COSTS        CHARGES    TOTAL
                                                                       ----------     -------   -------
     Accrual Balance at June 30, 2003................................    $  89        $  114     $  203
     Cash Paid.......................................................      (43)           (5)       (48)
                                                                         -----        ------     ------
     Accrual Balance at September 30, 2003
       (included in accrued liabilities).............................    $  46        $  109     $  155
                                                                         =====        ======     ======


        There have been no changes in critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2003.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Form 10-Q contains forward-looking statements related to future growth and earnings opportunities. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. Actual results may differ as a result of factors over which the Company has no, or limited, control including the strength of the economy, slower than anticipated sales growth, the extent of operational efficiencies achieved, the success of new product introductions, price and product competition, and increases in raw materials costs. Management believes these forward-looking statements to be reasonable; however, undue reliance should not be placed on such statements, which are based on current expectations. The Company undertakes no obligation to publicly update such forward-looking statements. More detailed statements regarding significant events which could affect the Company's financial results are included in the Company's Form 10-K filed with the Securities and Exchange Commission.

ITEM 4.   CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2003 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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


                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.  See Index to Exhibits following Signatures.

     (b) Reports on Form 8-K. A report, dated August 21, 2003, on Form 8-K was filed with the SEC on August 21, 2003 pursuant to Items 7 and 12, announcing the financial results for the three months and fiscal year ended June 30, 2003.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LANCASTER COLONY CORPORATION (REGISTRANT)



Date:  November 12, 2003               By:  /s/JOHN B. GERLACH, JR.
     -------------------                    ------------------------------------
                                               John B. Gerlach, Jr.
                                               Chairman, Chief Executive Officer
                                               and President



Date:  November 12, 2003               By:  /s/JOHN L. BOYLAN
     -------------------                    ------------------------------------
                                               John L. Boylan
                                               Treasurer, Vice President,
                                               Assistant Secretary and
                                               Chief Financial Officer
                                               (Principal Financial
                                               and Accounting Officer)

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2003
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                    DESCRIPTION                                          LOCATED AT
------                                    -----------                                          ----------

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