Form 10-Q
period 2003-12-31
LANCASTER COLONY CORP
filed 2004-02-11
CIK 57515

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004

                             ----------------------

                                    FORM 10-Q

(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-4065-1

                             ----------------------

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

     As of January 31, 2004, there were approximately 35,764,000 shares of Common Stock, no par value per share, outstanding.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
             Consolidated Balance Sheets - December 31, 2003 and June 30, 2003 Consolidated Statements of Income - Three and Six Months Ended December 31, 2003 and 2002
             Consolidated Statements of Cash Flows - Six Months Ended
             December 31, 2003 and 2002
             Notes to Consolidated Financial Statements

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

SIGNATURES

INDEX TO EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31           JUNE 30
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                       2003               2003
 ---------------------------------------                                    -----------         -----------
                                                                             (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and equivalents.................................................    $   152,505         $   142,847
   Receivables - (net of allowance for doubtful accounts,
     December - $2,398 and June - $1,952)...............................        106,288              88,583

   Inventories:
     Raw materials and supplies.........................................         46,429              42,957
     Finished goods and work in process.................................        104,245             116,455
                                                                            -----------         -----------
       Total inventories................................................        150,674             159,412

   Deferred income taxes and other current assets.......................         26,780              23,543
                                                                            -----------         -----------
       Total current assets.............................................        436,247             414,385

PROPERTY, PLANT AND EQUIPMENT:
   Land, buildings and improvements.....................................        121,290             118,457
   Machinery and equipment..............................................        354,724             343,419
                                                                            -----------         -----------
       Total cost.......................................................        476,014             461,876

   Less accumulated depreciation........................................        308,457             300,765
                                                                            -----------         -----------
       Property, plant and equipment - net..............................        167,557             161,111

OTHER ASSETS:
   Goodwill - (net of accumulated amortization
     December and June - $15,136) ......................................         84,047              75,212
   Other intangible assets..............................................            420                 435
   Other noncurrent assets..............................................         16,743              16,573
                                                                            -----------         -----------

       TOTAL............................................................    $   705,014         $   667,716
                                                                            ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ....................................................    $    41,410         $    41,983
   Accrued liabilities..................................................         50,175              42,940
                                                                            -----------         -----------
       Total current liabilities........................................         91,585              84,923

OTHER NONCURRENT LIABILITIES............................................         28,897              27,811

DEFERRED INCOME TAXES...................................................          8,147               7,317

SHAREHOLDERS' EQUITY:
   Preferred stock - authorized 3,050,000 shares;
     outstanding - none
   Common stock - authorized 75,000,000 shares; outstanding -
     December 31, 2003 - 35,710,047 shares;
     June 30, 2003 - 35,770,663 shares..................................         67,005              65,864
   Retained earnings....................................................        867,916             836,928
   Accumulated other comprehensive loss.................................         (8,862)             (9,151)
                                                                            -----------         -----------
       Total............................................................        926,059             893,641
   Common stock in treasury, at cost....................................       (349,674)           (345,976)
                                                                            -----------         -----------
   Total shareholders' equity...........................................        576,385             547,665
                                                                            -----------         -----------

       TOTAL............................................................    $   705,014         $   667,716
                                                                            ===========         ===========


          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           DECEMBER 31                    DECEMBER 31
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)           2003          2002            2003           2002
--------------------------------------------        ----------    ----------       ----------    ----------
NET SALES........................................   $  291,196    $  307,669       $  557,848    $  583,490

COST OF SALES....................................      226,145       233,437          436,990       451,572
                                                    ----------    ----------       ----------    ----------

GROSS MARGIN.....................................       65,051        74,232          120,858       131,918

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES.......................       24,903        26,236           49,072        51,122

RESTRUCTURING AND IMPAIRMENT CHARGE..............         -            4,945            -             4,945
                                                    ----------    ----------       ----------    ----------

OPERATING INCOME.................................       40,148        43,051           71,786        75,851

OTHER INCOME (EXPENSE):
   Other Income - Continued Dumping and
     Subsidy Offset Act..........................        1,987        39,177            1,987        39,177
   Interest Income and Other - Net...............          493           880              839         1,277
                                                    ----------    ----------       ----------    ----------

INCOME BEFORE INCOME TAXES.......................       42,628        83,108           74,612       116,305

TAXES BASED ON INCOME............................       15,978        31,129           28,262        43,770
                                                    ----------    ----------       ----------    ----------

NET INCOME.......................................   $   26,650    $   51,979       $   46,350    $   72,535
                                                    ==========    ==========       ==========    ==========

NET INCOME PER COMMON SHARE:
   Basic.........................................   $      .75    $     1.43       $     1.30    $     1.99
   Diluted.......................................   $      .74    $     1.43       $     1.29    $     1.99

CASH DIVIDENDS PER COMMON SHARE..................   $      .23    $      .20       $      .43    $      .38

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic.........................................       35,719        36,354           35,741        36,458
   Diluted.......................................       35,798        36,406           35,815        36,517




          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                      DECEMBER 31
(AMOUNTS IN THOUSANDS)                                                           2003               2002
----------------------                                                        ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.............................................................    $   46,350         $   72,535
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization........................................        15,322             16,119
     (Recovery of) provision for losses on accounts receivable............          (629)               253
     Deferred income taxes and other noncash charges......................         1,916                461
     Restructuring and impairment charge..................................           (58)             4,101
     Gain on sale of property.............................................          (736)              (324)
     Changes in operating assets and liabilities:
       Receivables........................................................       (15,507)           (28,487)
       Inventories........................................................         9,813                389
       Other current assets...............................................        (3,237)            (2,438)
       Accounts payable...................................................          (965)            (5,050)
       Accrued liabilities................................................         7,129             29,666
                                                                              ----------         ----------
         Net cash provided by operating activities........................        59,398             87,225
                                                                              ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions.............................................       (20,568)              -
   Payments on property additions.........................................       (10,840)           (12,143)
   Proceeds from sale of property.........................................         1,130              1,431
   Other - net............................................................        (1,464)            (1,056)
                                                                              ----------         ----------
         Net cash used in investing activities............................       (31,742)           (11,768)
                                                                              ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends...................................................       (15,362)           (13,832)
   Purchase of treasury stock.............................................        (3,698)           (18,893)
   Common stock issued upon exercise of stock options.....................         1,046              2,384
                                                                              ----------         ----------
         Net cash used in financing activities............................       (18,014)           (30,341)
                                                                              ----------         ----------

Effect of exchange rate changes on cash...................................            16                 11
                                                                              ----------         ----------
Net change in cash and equivalents........................................         9,658             45,127
Cash and equivalents at beginning of year.................................       142,847             83,378
                                                                              ----------         ----------
Cash and equivalents at end of period.....................................    $  152,505         $  128,505
                                                                              ==========         ==========

SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:
   Cash paid during the period for income taxes...........................    $   21,995         $   19,930
                                                                              ==========         ==========

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

     During the three and six months ended December 31, 2003 and 2002, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation for the three and six months ended December 31, 2003 was an increase in pretax income of approximately $1.0 million and $2.6 million, or approximately two cents and five cents per share after taxes, respectively. The effect of the liquidation for the three and six months ended December 31, 2002 was an increase in pretax income of approximately $2.7 million, or approximately five cents per share after taxes.

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

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         DECEMBER 31                   DECEMBER 31
                                                     2003           2002           2003          2002
                                                   ---------     ---------       --------      ---------

     Net income as reported....................    $  26,650     $  51,979       $ 46,350      $  72,535

     Less:  Total stock-based employee
     compensation expense determined
     under fair-value-based method for
     all awards, net of related tax effects....         (102)          (35)          (204)           (70)
                                                   ---------     ---------       --------      ---------

     Pro forma net income......................    $  26,548     $  51,944       $ 46,146      $  72,465
                                                   =========     =========       ========      =========

     Net income per common share -
     basic as reported.........................    $     .75     $    1.43       $   1.30      $    1.99

     Net income per common share -
     diluted as reported.......................    $     .74     $    1.43       $   1.29      $    1.99

     Net income per common share -
     basic pro forma...........................    $     .74     $    1.43       $   1.29      $    1.99

     Net income per common share -
     diluted pro forma.........................    $     .74     $    1.43       $   1.29      $    1.98

NOTE 2 -  ACQUISITION

     On December 12, 2003, we completed the acquisition of substantially all the operating assets of Warren Frozen Foods, Inc. ("Warren"), a privately owned producer and marketer of frozen noodle and pasta products based in Altoona, Iowa. Warren has a well-recognized presence in the industrial and foodservice markets and will complement our existing frozen noodle operation, which has a greater presence in retail markets. Warren is reported in our Specialty Foods segment, and its results of operations have been included in our consolidated statement of income since December 12, 2003. Proforma financial information relating to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     Under the terms of the purchase agreement, we acquired certain personal and real property including fixed assets, inventory, accounts receivable, and certain assumed liabilities. The purchase price was approximately $20.6 million, although this amount is subject to a net asset adjustment as determined under the terms of the purchase agreement.

     The following purchase price allocation is based on the estimated fair value of the net assets acquired and will be finalized upon resolution of the net asset adjustment and the completion of an independent appraisal with respect to certain intangible assets other than goodwill, which we are currently in the process of obtaining. All of the purchase price in excess of the net identifiable assets acquired has been tentatively assigned to goodwill, pending the completion of the third-party valuation. Accordingly, a preliminary allocation of the purchase price is as follows:

                                                                                            PRELIMINARY
                                    BALANCE SHEET CAPTIONS                                  ALLOCATION
                                    ----------------------                                  -----------
     Receivables........................................................................     $  1,519
     Inventories........................................................................        1,075
     Property, Plant and Equipment (as determined by independent appraisal).............       10,062
     Goodwill...........................................................................        8,836
     Current Liabilities................................................................         (924)
                                                                                             --------
       Total............................................................................     $ 20,568
                                                                                             ========


     The preliminary goodwill is reported in the Specialty Foods segment and it is estimated that all of it will be deductible for tax purposes.

NOTE 3 -  BUSINESS SEGMENT INFORMATION

     The following summary financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2003 consolidated financial statements:

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        DECEMBER 31                    DECEMBER 31
                                                    2003          2002             2003          2002
                                                 ----------    ----------       ---------     ----------
     NET SALES
       Specialty Foods......................     $  163,888    $  164,316       $ 318,705     $  311,949
       Glassware and Candles................         72,709        81,753         128,835        149,963
       Automotive...........................         54,599        61,600         110,308        121,578
                                                 ----------    ----------       ---------     ----------
         Total .............................     $  291,196    $  307,669       $ 557,848     $  583,490
                                                 ==========    ==========       =========     ==========

     OPERATING INCOME
       Specialty Foods......................     $   31,096    $   34,296       $  57,409     $   60,572
       Glassware and Candles................          6,764         5,896           9,870          9,973
       Automotive...........................          3,804         4,541           7,455          8,444
       Corporate expenses...................         (1,516)       (1,682)         (2,948)        (3,138)
                                                 ----------    ----------       ---------     ----------
         Total .............................     $   40,148    $   43,051       $  71,786     $   75,851
                                                 ==========    ==========       =========     ==========

NOTE 4 -  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises the annual disclosure requirements for pension and postretirement plans to include additional disclosures about assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension and

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


other defined benefit postretirement plans. SFAS No. 132 also revises the interim disclosure requirements to include disclosures of the net periodic benefit costs for each period in which an income statement is presented and the employer's contributions paid and expected to be paid during the current fiscal year, if the contributions are significantly different than previously disclosed amounts. The Statement is effective for financial statements with fiscal years ending after December 15, 2003. For interim-period disclosures, the Statement is effective for interim periods beginning after December 15, 2003. We will adopt this Statement for interim-period disclosures with our March 31, 2004 Form 10-Q, and we will adopt the annual disclosures with our June 30, 2004 Form 10-K. The adoption of FAS No. 132 will not have an impact on our financial condition or results of operations, as it pertains only to disclosure provisions.

     In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). We have elected to defer accounting for any effect of the Act until specific authoritative accounting guidance is issued. Therefore, the amounts included in the financial statements related to our postretirement benefit plans do not reflect the effects of the Act. The effect of the Act is not expected to have a material effect on our results of operations, cash flows or financial position.

NOTE 5 -  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill attributable to the Specialty Foods and Automotive segments was $83.0 million and $1.0 million, respectively, at December 31, 2003 and $74.2 million and $1.0 million, respectively, at June 30, 2003. The increase in goodwill at December 31 is the result of the acquisition of Warren, as discussed in Note 2.

     The following table summarizes our segment identifiable other intangible assets as of December 31 and June 30, 2003:

                                                                     DECEMBER        JUNE
                                                                       2003          2003
                                                                     ----------     -------
     Specialty Foods - Trademarks
       Gross carrying value.......................................    $  370        $   370
       Accumulated amortization...................................      (117)          (112)
                                                                      ------        -------
       Net Carrying Value.........................................    $  253        $   258
                                                                      ======        =======
     Glassware and Candles - Customer Lists
       Gross carrying value.......................................    $  250        $   250
       Accumulated amortization...................................       (83)           (73)
                                                                      ------        -------
       Net Carrying Value.........................................    $  167        $   177
                                                                      ======        =======
     Total Net Carrying Value.....................................    $  420        $   435
                                                                      ======        =======

     Amortization expense relating to these assets was approximately $8,000 for the three months ended December 31, 2003 and 2002 and $15,000 for the six months ended December 31, 2003 and 2002. The amortization expense is estimated to be approximately $30,000 for each of the five fiscal years ending June 30, 2004 through 2008.

NOTE 6 -  RESTRUCTURING AND IMPAIRMENT CHARGE

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

                                                                       EMPLOYEE
                                                                      SEPARATION      OTHER
                                                                         COSTS       CHARGES     TOTAL
                                                                      ----------     -------     -----
     Accrual Balance at June 30, 2003................................    $  89        $  114     $  203
     Cash Paid.......................................................      (52)           (6)       (58)
                                                                         -----        ------     ------
     Accrual Balance at December 31, 2003
       (included in accrued liabilities).............................    $  37        $  108     $  145
                                                                         =====        ======     ======

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

     At December 31, 2003, we are a party to various claims and litigation which have arisen in the ordinary course of business. Such matters did not have a material effect on the current fiscal year-to-date results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.

     Certain of our automotive accessory products carry explicit limited warranties that extend from twelve months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of December 31, 2003 and June 30, 2003 is immaterial to our financial condition, and the change in the accrual for the current quarter of fiscal 2004 is immaterial to our results of operations and cash flows.

NOTE 8 -  COMPREHENSIVE INCOME

     Total comprehensive income for the three months ended December 31, 2003 and 2002 was approximately $26.8 million and $52.0 million, respectively. Total comprehensive income for the six-month periods ended December 31, 2003 and 2002 was approximately $46.7 million and $72.6 million, respectively. The December 31, 2003 comprehensive income consists of net income, the tax benefit on Employee Stock Ownership Plan dividends and foreign currency translation adjustments. The December 31, 2002 comprehensive income consists of net income and foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                         (TABULAR DOLLARS IN THOUSANDS)


OVERVIEW

     We are a diversified manufacturer and marketer of consumer products including specialty foods for the retail and foodservice markets; glassware and candles for the retail, industrial, floral and foodservice markets; and automotive accessories for the original equipment market and aftermarket.

     On December 12, 2003, we purchased substantially all the operating assets of Warren Frozen Foods, Inc. ("Warren"), a privately owned producer and marketer of frozen noodle and pasta products. Warren is reported in our Specialty Foods segment. This acquisition is discussed in further detail in Note 2 to the accompanying consolidated financial statements.

     The following is an overview of our consolidated operating results for the three and six months ended December 31, 2003.

     Net sales for the second quarter ended December 31, 2003 decreased 5% to $291.2 million from the prior year second quarter total of $307.7 million. Gross margin decreased 12% to $65.1 million from the prior year comparable total of $74.2 million. Net income for the current year second quarter was $26.7 million or $0.74 per diluted share.

     For the current year-to-date period, net sales were $557.8 million, a 4% decline from $583.5 million in the prior year comparable period. Gross margin declined by 8% to $120.9 million from the prior year period total of $131.9 million. Net income for the six months ended December 31, 2003 was $46.4 million or $1.29 per diluted share.

     Our second quarter and year-to-date results reflect an environment of increased competition, continued soft economic conditions, and higher material costs. We have been able to maintain a strong balance sheet with no debt throughout this period.

RESULTS OF OPERATIONS

                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                   DECEMBER 31                            DECEMBER 31
                                 2003      2002        CHANGE           2003       2002       CHANGE
                               --------  --------  ---------------    --------   -------  ----------------
     NET SALES

       Specialty Foods.......  $163,888  $164,316  $   (428)   0 %    $318,705  $311,949  $  6,756     2 %

       Glassware and Candles.    72,709    81,753    (9,044) (11)      128,835   149,963   (21,128)  (14)

       Automotive............    54,599    61,600    (7,001) (11)      110,308   121,578   (11,270)   (9)
                               --------  --------  --------  ---       -------   -------  --------  ----

         Total ..............  $291,196  $307,669  $(16,473)  (5)%    $557,848  $583,490  $(25,642)   (4)%
                               ========  ========  ========  ===      ========  ========  ========  ====

     For the most recent quarter, net sales of the Specialty Foods segment were flat as compared to the prior year period, but the Glassware and Candles and Automotive segments experienced declines of 11% each. For the current year's six-month period, growth in the Specialty Foods segment was more than offset by declines in the Glassware and Candles segment and the Automotive segment.

     For the quarter ended December 31, 2003, net sales of the Specialty Foods segment totaled $163.9 million, essentially even with the prior year total of $164.3 million. For the six months ended December 31, 2003, the Specialty Foods segment's net sales increased by 2% over the prior year total of $311.9 million. The segment's year-to-date increased sales were generated in both the retail and foodservice lines. For the most recent quarter, increases in foodservice sales were offset by decreases in retail sales due to weakness in the demand for certain produce dips and dressings. Our Warren acquisition, discussed in Note 2 to the accompanying consolidated financial statements, contributed approximately
$0.8 million in net sales in the current year second quarter and year-to-date periods.

     Net sales of the Glassware and Candles segment for the second quarter ended December 31, 2003 totaled $72.7 million, an 11% decline from the comparable prior year quarter total of $81.8 million. For the six months ended December 31, 2003, Glassware and Candles sales were $128.8 million, or a 14% decline from the prior year total of $150.0 million. This decline was primarily attributable to continued weakness in candle demand and the overall retail market, as well as intense competitive pressures.

     Automotive segment net sales for the second quarter ended December 31, 2003 totaled $54.6 million, an 11% decline from the prior year second quarter total of $61.6 million. Similarly, for the six-month period ended December 31, 2003, Automotive segment net sales were $110.3 million, or a 9% decline from the comparable prior year period total of $121.6 million. The loss of a larger aluminum accessory original equipment manufacturer ("OEM") program in the first quarter adversely affected sales in this segment. Also, sales of aftermarket floor mats continued to decline.

     As a percentage of sales, our consolidated gross margins for the three and six months ended December 31, 2003 totaled 22.3% and 21.7%, respectively, which are slightly lower than the levels that were achieved during the comparable periods of fiscal 2003. Margins within the Specialty Foods segment declined due to increases in ingredient costs, especially soybean oil and certain dairy-related products. The impact of the higher soybean oil costs alone was in excess of $1.9 million and $3.5 million for the second quarter and year-to-date periods, respectively. Based on current market conditions, we anticipate that unfavorable comparisons with ingredient costs will persist through the remainder of fiscal 2004. Gross margins of the Glassware and Candles segment decreased due to several factors including a decline in candle production resulting in lower fixed cost absorption. Despite higher material costs, gross margins of the Automotive segment achieved some improvement. Results for the six months ended December 31, 2003 also reflected the inclusion of a $0.4 million gain on the August 2003 sale of an idle manufacturing facility.

     Consolidated selling, general and administrative costs of $24.9 million and $49.1 million for the three and six months ended December 31, 2003, respectively, decreased 5% and 4% from the $26.2 million and $51.1 million incurred for the three and six months ended December 31, 2002, respectively. The decrease in these costs reflected a $1.2 million recovery of bad debt from a bankrupt customer whose account was previously written off in the Glassware and Candles segment. In January 2004, we received an additional distribution from the same bankrupt customer worth approximately $0.8 million. As a percentage of sales, selling, general and administrative costs were 8.6% and 8.8% for the most recent quarter and year-to-date periods, respectively, versus 8.5% and 8.8% for the prior year comparable periods.

     In the prior year's second quarter, we recorded a restructuring and impairment charge of approximately $4.9 million ($3.0 million after taxes) due to the consolidation of our glass manufacturing operations in Dunkirk, Indiana into our facility located in Sapulpa, Oklahoma. The charge consisted of employee separation costs, pension curtailment costs, closure and cleanup costs, and the writedown of property, plant and equipment having no future utility as a result of the restructuring decision. The plant consolidation, which affected approximately 250 jobs, was substantially completed by June 2003. The following table reflects cash payments made during the quarter ended December 31, 2003:

                                                                        EMPLOYEE
                                                                       SEPARATION     OTHER
                                                                          COSTS      CHARGES      TOTAL
                                                                       ----------    -------      -----
     Accrual Balance at June 30, 2003................................    $  89        $  114     $  203
     Cash Paid.......................................................      (52)           (6)       (58)
                                                                         -----        ------     ------
     Accrual Balance at December 31, 2003
       (included in accrued liabilities).............................    $  37        $  108     $  145
                                                                         =====        ======     ======

     The foregoing factors contributed to consolidated operating income totaling $40.1 million and $71.8 million for the three and six months ended December 31, 2003, respectively. These amounts represent a decrease of 7% from the prior year quarter and 5% from the prior year to date. By segment, our operating income can be summarized as follows:

                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                     DECEMBER 31                            DECEMBER 31
                                   2003      2002       CHANGE            2003      2002       CHANGE
                                 -------   -------  --------------      -------   -------   --------------

OPERATING INCOME

  Specialty Foods........        $31,096   $34,296  $(3,200)  (9)%       $57,409  $60,572  $(3,163)   (5)%

  Glassware and Candles..          6,764     5,896      868   15           9,870    9,973     (103)   (1)

  Automotive.............          3,804     4,541     (737) (16)          7,455    8,444     (989)  (12)

  Corporate Expenses.....         (1,516)   (1,682)     166   10          (2,948)  (3,138)     190     6
                                 -------   -------   ------   --         -------   ------    -----   ---

    Total ...............        $40,148   $43,051  $(2,903)  (7)%       $71,786  $75,851  $(4,065)   (5)%
                                 =======   =======  =======   ==         =======  =======  =======   ===

     Other income - Continued Dumping and Subsidy Offset Act for the three- and six-month periods ended December 31, 2003 was $2.0 million compared to $39.2 million for the comparable prior year periods. This income represents distributions received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). CDSOA is intended to redress unfair dumping of imported products through cash payments to eligible affected companies.

     Consistent with the decline in operating income and as influenced by the impact of the CDSOA distributions, second quarter net income of $26.7 million decreased from the preceding year's net income for the quarter of $52.0 million. Year-to-date December 31, 2003 net income was $46.4 million compared to $72.5 million in the prior year period. Earnings per share for the fiscal 2004 second quarter was influenced by the above-noted items and by our share repurchase program and totaled $0.75 per basic share and $0.74 per diluted share as compared to $1.43 per basic and diluted share recorded in the prior year. Year-to-date December 31, 2003 earnings per share were $1.30 on a basic basis and $1.29 on a diluted basis compared to $1.99 for the prior year period.

FINANCIAL CONDITION

     For the six months ended December 31, 2003, net cash provided by operating activities totaled $59.4 million, which compares to $87.2 million provided in the comparable prior year period. This decrease results from the relative changes in working capital components, particularly receivables and accrued liabilities.

     Cash used in investing activities for the six months ended December 31, 2003 increased to $31.7 million from the prior year amount of $11.8 million due to the acquisition of Warren for approximately $20.6 million. The purchase price is subject to a net asset adjustment as determined under the terms of the purchase agreement. All of the purchase price in excess of the net identifiable assets acquired has been tentatively assigned to goodwill. We are in the process of obtaining an independent appraisal of the intangible assets other than goodwill. The final purchase price allocation will be completed upon the resolution of the net asset adjustment and the independent valuation.

     Cash used in financing activities for the six months ended December 31, 2003 decreased to $18.0 million from the prior year total of $30.3 million due to a decrease in the purchase of treasury stock. At December 31, 2003, approximately 690,000 shares remain authorized for future buyback. Offsetting the decrease was the increase in the amount of dividends paid over the prior year. Total dividends paid during the current year-to-date period increased approximately 11% as compared to the prior year period due to the effects of a 13% increase in the stated dividend rate being somewhat offset by the extent of share repurchases.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Form 10-Q contains forward-looking statements related to future growth and earnings opportunities. Such statements are based upon certain assumptions and assessments made by management of the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. Actual results may differ as a result of factors over which the Company has no, or limited, control including the strength of the economy, slower than anticipated sales growth, the extent of operational efficiencies achieved, the success of new product introductions, price and product competition, and increases in raw materials costs. Management believes these forward-looking statements to be reasonable; however, undue reliance should not be placed on such statements, which are based on current expectations. The Company undertakes no obligation to publicly update such forward-looking statements. More detailed statements regarding significant events which could affect the Company's financial results are included in the Company's Forms 10-Q and 10-K filed with the Securities and Exchange Commission.

ITEM 4.   CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     (b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of the shareholders on November 17, 2003. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. There were no matters discussed or voted upon at the annual meeting, except for the election of the following three directors whose terms will expire in 2006:
                                        SHARES                        SHARES
                                         VOTED         SHARES           NOT
                                         "FOR"       "WITHHELD"        VOTED
                                      ----------     ----------      ---------
     Kerrii B. Anderson.............  33,852,740       194,769       1,709,838
     James B. Bachmann..............  33,863,288       184,221       1,709,838
     Robert S. Hamilton.............  33,860,221       187,288       1,709,838

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.  See Index to Exhibits following Signatures.

     (b) Reports on Form 8-K:

         A report, dated October 30, 2003, on Form 8-K was filed with the SEC on October 30, 2003 pursuant to Items 7 and 12, announcing the financial results for the three months ended September 30, 2003.

         A report, dated December 12, 2003, on Form 8-K was filed with the SEC on December 12, 2003 pursuant to Items 5 and 7, announcing the acquisition of the operating assets of Warren Frozen Foods, Inc.

         A report, dated December 15, 2003, on Form 8-K was filed with the SEC on December 15, 2003 pursuant to Item 5, announcing the receipt of notification from U.S. Customs and Border Protection that we would receive approximately $2 million under the Continued Dumping and Subsidy Offset Act of 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LANCASTER COLONY CORPORATION (REGISTRANT)



Date:  February 11, 2004             By:  /s/ JOHN B. GERLACH, JR.
     -------------------                  -------------------------------------
                                              John B. Gerlach, Jr.
                                              Chairman, Chief Executive Officer
                                              and President



Date:  February 11, 2004             By:  /s/ JOHN L. BOYLAN
     -------------------                  -------------------------------------
                                              John L. Boylan
                                              Treasurer, Vice President,
                                              Assistant Secretary and
                                              Chief Financial Officer
                                              (Principal Financial
                                              and Accounting Officer)

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                DECEMBER 31, 2003
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                    DESCRIPTION                                          LOCATED AT
-------                                   -----------                                          ----------
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
