Form 10-Q
period 2004-03-31
LANCASTER COLONY CORP
filed 2004-05-10
CIK 57515

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004

                                    ---------

                                    FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 0-4065-1

                               -------------------
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

     As of April 30, 2004, there were approximately 35,661,000 shares of Common Stock, no par value per share, outstanding.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements:
                 Consolidated Balance Sheets - March 31, 2004 and June 30, 2003 Consolidated Statements of Income - Three and Nine Months Ended March 31, 2004 and 2003
                 Consolidated Statements of Cash Flows - Nine Months Ended March 31, 2004 and 2003
                 Notes to Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of Results of Operations and
                 Financial Condition

Item 4.       Controls and Procedures

PART II - OTHER INFORMATION

Item 2.       Changes in Securities, Use of Proceeds, and Issuer Purchases of
                 Equity Securities

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

INDEX TO EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31            JUNE 30
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                       2004                2003
-----------------------------------------                                   -----------         -----------
                                                                            (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
   Cash and equivalents.................................................    $   159,377         $   142,847
   Receivables - (net of allowance for doubtful accounts,
     March - $2,546 and June - $1,952)..................................        106,195              88,583

   Inventories:
     Raw materials and supplies.........................................         45,488              42,957
     Finished goods and work in process.................................        103,364             116,455
                                                                            -----------         -----------
       Total inventories................................................        148,852             159,412

   Deferred income taxes and other current assets.......................         28,635              23,543
                                                                            -----------         -----------
       Total current assets.............................................        443,059             414,385

PROPERTY, PLANT AND EQUIPMENT:
   Land, buildings and improvements.....................................        121,543             118,457
   Machinery and equipment..............................................        355,724             343,419
                                                                            -----------         -----------
       Total cost.......................................................        477,267             461,876

   Less accumulated depreciation........................................        313,602             300,765
                                                                            -----------         -----------
       Property, plant and equipment - net..............................        163,665             161,111

OTHER ASSETS:
   Goodwill - (net of accumulated amortization
     March and June - $15,136) .........................................         84,047              75,212
   Other intangible assets..............................................            412                 435
   Other noncurrent assets..............................................         18,795              16,573
                                                                            -----------         -----------

       TOTAL............................................................    $   709,978         $   667,716
                                                                            ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ....................................................    $    42,708         $    41,983
   Accrued liabilities..................................................         45,136              42,940
                                                                            -----------         -----------
       Total current liabilities........................................         87,844              84,923

OTHER NONCURRENT LIABILITIES............................................         28,441              27,811

DEFERRED INCOME TAXES...................................................         10,358               7,317

SHAREHOLDERS' EQUITY:
   Preferred stock - authorized 3,050,000 shares;
     outstanding - none
   Common stock - authorized 75,000,000 shares; outstanding -
     March 31, 2004 - 35,697,563 shares;
     June 30, 2003 - 35,770,663 shares..................................         69,731              65,864
   Retained earnings....................................................        875,731             836,928
   Accumulated other comprehensive loss.................................         (8,770)             (9,151)
                                                                            -----------         -----------
       Total............................................................        936,692             893,641
   Common stock in treasury, at cost....................................       (353,357)           (345,976)
                                                                            -----------         -----------
   Total shareholders' equity...........................................        583,335             547,665
                                                                            -----------         -----------

       TOTAL............................................................    $   709,978         $   667,716
                                                                            ===========         ===========

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             MARCH 31                       MARCH 31
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)          2004          2003             2004          2003
--------------------------------------------        ----------    ----------       ----------    ----------
NET SALES........................................   $  269,463    $  259,535       $  827,311    $  843,025

COST OF SALES....................................      219,659       205,962          656,649       657,534
                                                    ----------    ----------       ----------    ----------

GROSS MARGIN.....................................       49,804        53,573          170,662       185,491

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES.......................       24,401        24,629           73,473        75,751

RESTRUCTURING AND IMPAIRMENT CHARGE..............            -           (84)               -         4,861
                                                    ----------    ----------       ----------    ----------

OPERATING INCOME.................................       25,403        29,028           97,189       104,879

OTHER INCOME (EXPENSE):
   Other Income - Continued Dumping and
     Subsidy Offset Act..........................            -             -            1,987        39,177
   Interest Income and Other - Net...............          457           (47)           1,296         1,230
                                                    ----------    ----------       ----------    ----------

INCOME BEFORE INCOME TAXES.......................       25,860        28,981          100,472       145,286

TAXES BASED ON INCOME............................        9,815        10,934           38,077        54,704
                                                    ----------    ----------       ----------    ----------

NET INCOME.......................................   $   16,045    $   18,047       $   62,395    $   90,582
                                                    ==========    ==========       ==========    ==========

NET INCOME PER COMMON SHARE:
   Basic.........................................   $      .45    $      .50       $     1.75    $     2.49
   Diluted.......................................   $      .45    $      .50       $     1.74    $     2.49

CASH DIVIDENDS PER COMMON SHARE..................   $      .23    $      .20       $      .66    $      .58

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic.........................................       35,736        36,013           35,740        36,310
   Diluted.......................................       35,814        36,064           35,814        36,366

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                         MARCH 31
(AMOUNTS IN THOUSANDS)                                                            2004               2003
----------------------                                                        ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.............................................................    $   62,395         $   90,582
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization........................................        23,183             24,056
     (Recovery of) provision for losses on accounts receivable............        (1,039)               617
     Deferred income taxes and other noncash charges......................         4,371              1,761
     Restructuring and impairment charge..................................           (60)             3,912
     (Gain) loss on sale of property......................................          (699)                68
     Changes in operating assets and liabilities:
       Receivables........................................................       (15,004)             7,213
       Inventories........................................................        11,635             (4,885)
       Other current assets...............................................        (5,792)            (1,901)
       Accounts payable...................................................           333               (528)
       Accrued liabilities................................................         2,380              2,111
                                                                              ----------         ----------
         Net cash provided by operating activities........................        81,703            123,006
                                                                              ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions.............................................       (20,568)            (3,000)
   Payments on property additions.........................................       (14,192)           (21,673)
   Proceeds from sale of property.........................................         1,261              1,440
   Other - net............................................................        (4,293)            (1,756)
                                                                              ----------         ----------
         Net cash used in investing activities............................       (37,792)           (24,989)
                                                                              ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends...................................................       (23,592)           (20,996)
   Purchase of treasury stock.............................................        (7,381)           (31,809)
   Common stock issued upon exercise of stock options.....................         3,578              2,750
                                                                              ----------         ----------
         Net cash used in financing activities............................       (27,395)           (50,055)
                                                                              ----------         ----------

Effect of exchange rate changes on cash...................................            14                 17
                                                                              ----------         ----------
Net change in cash and equivalents........................................        16,530             47,979
Cash and equivalents at beginning of year.................................       142,847             83,378
                                                                              ----------         ----------
Cash and equivalents at end of period.....................................    $  159,377         $  131,357
                                                                              ==========         ==========

SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:
   Cash paid during the period for income taxes...........................    $   39,822         $   51,887
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

     During the three and nine months ended March 31, 2004 and 2003, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation for the three and nine months ended March 31, 2004 was an increase in pretax income of approximately $0.8 million and $3.4 million, or approximately one cent and six cents per share after taxes, respectively. The effect of the liquidation for the three and nine months ended March 31, 2003 was an increase in pretax income of approximately $2.4 million and $5.1 million, or approximately four cents and nine cents per share after taxes, respectively.

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

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      MARCH 31                      MARCH 31
                                                2004           2003           2004           2003
                                              ---------     ---------       --------      ---------
Net income as reported....................    $  16,045     $  18,047       $ 62,395      $  90,582

Less:  Total stock-based employee
compensation expense determined
under fair-value-based method for
all awards, net of related tax effects....         (102)       (1,068)          (305)        (1,139)
                                              ---------     ---------       --------      ---------

Pro forma net income......................    $  15,943     $  16,979       $ 62,090      $  89,443
                                              =========     =========       ========      =========

Net income per common share -
basic as reported.........................    $     .45     $     .50       $   1.75      $    2.49

Net income per common share -
diluted as reported.......................    $     .45     $     .50       $   1.74      $    2.49

Net income per common share -
basic pro forma...........................    $     .45     $     .47       $   1.74      $    2.46

Net income per common share -
diluted pro forma.........................    $     .45     $     .47       $   1.73      $    2.46

NOTE 2 - ACQUISITION

     On December 12, 2003, we completed the acquisition of substantially all the operating assets of Warren Frozen Foods, Inc. ("Warren"), a privately owned producer and marketer of frozen noodle and pasta products based in Altoona, Iowa. Warren has a well-recognized presence in the industrial and foodservice markets and will complement our existing frozen noodle operation, which has a greater presence in the retail markets. Warren is reported in our Specialty Foods segment, and its results of operations have been included in our consolidated statement of income since December 12, 2003. Proforma financial information relating to this acquisition is not included, as the impact of this transaction is not material to our consolidated results.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Under the terms of the purchase agreement, we acquired certain personal and real property including fixed assets, inventory and accounts receivable, and assumed certain liabilities. The purchase price was approximately $20.6 million, although this amount is subject to a net asset adjustment as defined under the terms of the purchase agreement.

     The following purchase price allocation is based on the estimated fair value of the net assets acquired and will be finalized upon resolution of the net asset adjustment and the completion of an independent appraisal with respect to certain intangible assets other than goodwill, which we are currently in the process of obtaining. All of the purchase price in excess of the net identifiable assets acquired has been tentatively assigned to goodwill, pending the completion of the third-party valuation. We anticipate that the cumulative amortization on the intangibles ultimately identified will not have a material impact on the consolidated statement of income in the current fiscal year.
A preliminary allocation of the purchase price is as follows:

                                                                                       PRELIMINARY
BALANCE SHEET CAPTIONS                                                                 ALLOCATION
----------------------                                                                 -----------
Receivables........................................................................     $  1,519
Inventories........................................................................        1,075
Property, Plant and Equipment (as determined by independent appraisal).............       10,062
Goodwill (tax deductible)..........................................................        8,836
Current Liabilities................................................................         (924)
                                                                                        --------
  Total............................................................................     $ 20,568
                                                                                        ========

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises the annual disclosure requirements for pension and postretirement plans to include additional disclosures about assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension and other defined benefit postretirement plans. SFAS No. 132 also revises the interim disclosure requirements to include disclosures of the net periodic benefit costs for each period in which an income statement is presented and the employer's contributions paid and expected to be paid during the current fiscal year, if the contributions are significantly different than previously disclosed amounts. The Statement is effective for financial statements with fiscal years ending after December 15, 2003. For interim-period disclosures, the Statement is effective for interim periods beginning after December 15, 2003. We adopted this Statement for interim-period disclosures with this Form 10-Q (see Note 5), and we will adopt the annual disclosures with our June 30, 2004 Form 10-K. The adoption of SFAS No. 132 will not have an impact on our financial condition or results of operations, as it pertains only to disclosure provisions.

     In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). We have elected to defer accounting for any effect of the Act until specific authoritative accounting guidance is issued. Therefore, the amounts included in the financial statements related to our postretirement benefit plans do not reflect the effects of the Act. The effect of the Act is not expected to have a material impact on our results of operations, cash flows or financial position.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill attributable to the Specialty Foods and Automotive segments was $83.0 million and $1.0 million, respectively, at March 31, 2004 and $74.2 million and $1.0 million, respectively, at June 30, 2003. The increase in goodwill was the result of the acquisition of Warren, as discussed in Note 2.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table summarizes our segment identifiable other intangible assets as of March 31, 2004 and June 30, 2003:

                                                                             MARCH 31       JUNE 30
                                                                               2004           2003
                                                                             --------       -------
Specialty Foods - Trademarks
  Gross carrying value...................................................     $ 370         $  370
  Accumulated amortization...............................................      (119)          (112)
                                                                              -----         ------
  Net Carrying Value.....................................................     $ 251         $  258
                                                                              =====         ======
Glassware and Candles - Customer Lists
  Gross carrying value...................................................     $ 250         $  250
  Accumulated amortization...............................................       (89)           (73)
                                                                              -----         ------
  Net Carrying Value.....................................................     $ 161         $  177
                                                                              =====         ======
Total Net Carrying Value.................................................     $ 412         $  435
                                                                              =====         ======

     Amortization expense relating to these assets was approximately $8,000 and $23,000 for the three and nine months ended March 31, 2004 and 2003, respectively. The amortization expense is estimated to be approximately $30,000 for each of the five fiscal years ending June 30, 2004 through 2008.

NOTE 5 - PENSION AND OTHER POSTRETIREMENT BENEFITS

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

     The following chart discloses net periodic benefit cost for our pension and postretirement plans:

                                                                                            OTHER
                                                      PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                               -----------------------------     --------------------------
                                               THREE MONTHS    NINE MONTHS       THREE MONTHS   NINE MONTHS
                                                   ENDED          ENDED             ENDED          ENDED
                                                 MARCH 31        MARCH 31          MARCH 31       MARCH 31
                                                2004  2003    2004     2003      2004   2003    2004   2003
                                                ----  ----   ------   ------     ----   ----    ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost.................................   $151  $156   $  454   $  469     $ 63   $ 44    $190   $132
Interest cost................................    594   581    1,782    1,743       60     57     179    170
Expected return on plan assets...............   (627) (641)  (1,881)  (1,923)       -      -       -      -
Amortization of unrecognized net loss........    175    31      524       94        9      -      27      -
Amortization of prior service cost (asset)...     58    67      176      200       (2)    (2)     (5)    (5)
Change in prior service cost due to
  curtailment................................      -     -        -      678        -      -       -      -
Amortization of unrecognized net
  obligation (asset) existing at transition..      9    (5)      26      (14)       -      -       -      -
                                                ----  ----   ------   ------     ----   ----    ----   ----

Net periodic benefit cost....................   $360  $189   $1,081   $1,247     $130   $ 99    $391   $297
                                                ====  ====   ======   ======     ====   ====    ====   ====

     For the nine months ended March 31, 2004, we have made $3.0 million in contributions to our pension plans. We expect to make approximately $80,000 more in contributions to our pension plans during the remainder of this fiscal year.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     For the nine months ended March 31, 2004, we have made approximately $281,000 in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $78,000 more in contributions to our postretirement medical and life insurance benefit plans during the remainder of this fiscal year.

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

     As a result of this plan, during the second quarter of the year ended June 30, 2003, we recognized a pretax charge of approximately $4.9 million, consisting of employee separation costs (relating to approximately 250 hourly and salary employees), pension curtailment costs, closure and cleanup costs and the write-down of property, plant and equipment having no future utility as a result of the restructuring decision. The accounting for this restructuring was in accordance with Emerging Issues Task Force No. 94-3. In accordance with this guidance, the restructuring provision was determined based on estimates prepared at the time we approved the restructuring actions. The liability that remains for this restructuring is immaterial to the overall consolidated financial statements. We continue to make cash payments against the liability as deemed necessary under the plan.

NOTE 7 - BUSINESS SEGMENT INFORMATION

     The following summary financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2003 consolidated financial statements:

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    MARCH 31                       MARCH 31
                                               2004          2003             2004          2003
                                            ----------    ----------       ---------     ----------
NET SALES
  Specialty Foods......................     $  156,748    $  140,959       $ 475,453     $  452,908
  Glassware and Candles................         55,658        57,274         184,493        207,237
  Automotive...........................         57,057        61,302         167,365        182,880
                                            ----------    ----------       ---------     ----------
    Total .............................     $  269,463    $  259,535       $ 827,311     $  843,025
                                            ==========    ==========       =========     ==========

OPERATING INCOME
  Specialty Foods......................     $   24,085    $   23,342       $  81,494     $   83,914
  Glassware and Candles................          1,147         2,279          11,017         12,252
  Automotive...........................          2,025         4,937           9,480         13,381
  Corporate expenses...................         (1,854)       (1,530)         (4,802)        (4,668)
                                            ----------    ----------       ---------     ----------
    Total..............................     $   25,403    $   29,028       $  97,189     $  104,879
                                            ==========    ==========       =========     ==========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     At March 31, 2004, we are a party to various claims and litigation which have arisen in the ordinary course of business. Such matters did not have a material effect on the current fiscal year-to-date results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Certain of our automotive accessory products carry explicit limited warranties that extend from twelve months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of March 31, 2004 and June 30, 2003 is immaterial to our financial condition, and the change in the accrual for the current quarter of fiscal 2004 is immaterial to our results of operations and cash flows.

NOTE 9 - COMPREHENSIVE INCOME

     Total comprehensive income for the three months ended March 31, 2004 and 2003 was approximately $16.1 million and $18.1 million, respectively. Total comprehensive income for the nine-month periods ended March 31, 2004 and 2003 was approximately $62.8 million and $90.6 million, respectively. Total comprehensive income for these respective periods includes net income and foreign currency translation adjustments.

NOTE 10 - SUBSEQUENT EVENT

     On April 27, 2004, we announced our intent to close our automotive floor mat manufacturing facility located in Waycross, Georgia. We currently anticipate that manufacturing will cease by June 30, 2004. The decision to close the plant was brought on by the decrease in demand for compression molded rubber floor mats that has resulted in excess capacity at this and our other automotive plant locations. The estimated cash costs associated with closure include termination benefits and other associated costs totaling approximately $600,000. Some of these costs will be incurred and thus recorded in the quarter ended June 30, 2004. The other associated costs include removal and relocation costs for certain equipment, costs to prepare the building for sale, and various other charges. In the fourth quarter, we also expect to record an impairment charge of approximately $700,000 relating to this facility's property, plant and equipment.

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

     On April 27, 2004, we announced our intent to close our automotive floor mat manufacturing facility located in Waycross, Georgia. We currently anticipate that manufacturing will cease by June 30, 2004. The decision to close the plant was brought on by the decrease in demand for compression molded rubber floor mats that has resulted in excess capacity at this and our other automotive plant locations. The estimated cash costs associated with closure include termination benefits and other associated costs totaling approximately $600,000. Some of these costs will be incurred and thus recorded in the quarter ended June 30, 2004. The other associated costs include removal and relocation costs for certain equipment, costs to prepare the building for sale, and various other charges. In the fourth quarter, we also expect to record an impairment charge of approximately $700,000 relating to this facility's property, plant and equipment.

     The following is an overview of our consolidated operating results for the three and nine months ended March 31, 2004.

     Net sales for the third quarter ended March 31, 2004 increased 4% to $269.5 million from the prior year third quarter total of $259.5 million. Gross margin decreased 7% to $49.8 million from the prior year comparable total of $53.6 million. Net income for the current year third quarter was $16.0 million or $0.45 per diluted share.

     For the current year-to-date period, net sales were $827.3 million, a 2% decline from $843.0 million in the prior year-to-date period. Gross margin declined by 8% to $170.7 million from the prior year period total of $185.5 million. Net income for the nine months ended March 31, 2004 was $62.4 million or $1.74 per diluted share.

     Our third quarter and year-to-date results continue to reflect an environment of increased competition and higher material costs. To date, we have found our opportunities to increase prices to be limited and generally not sufficient to offset the impact of higher material costs. We have been able to maintain a strong balance sheet with no debt throughout this period.

RESULTS OF OPERATIONS

                                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                  MARCH 31                               MARCH 31
                              2004      2003        CHANGE            2004       2003        CHANGE
                            --------  --------   -------------      --------   --------  ---------------
NET SALES
  Specialty Foods.........  $156,748  $140,959   $15,789   11%      $475,453   $452,908  $ 22,545    5 %
  Glassware and Candles...    55,658    57,274    (1,616)  (3)       184,493    207,237   (22,744) (11)
  Automotive..............    57,057    61,302    (4,245)  (7)       167,365    182,880   (15,515)  (8)
                            --------  --------  --------   --       --------   --------  --------  ---
    Total ................  $269,463  $259,535   $ 9,928    4%      $827,311   $843,025  $(15,714)  (2)%
                            ========  ========   =======   ==       ========   ========  ========  ===

     For the most recent quarter, consolidated net sales increased 4% compared to the prior year period due to the strength of the 11% sales growth achieved by the Specialty Foods segment. However, the Glassware and Candles segment and the Automotive segment experienced sales declines of 3% and 7%, respectively. For the current year's nine-month period, the sales growth of the Specialty Foods segment was more than offset by the combined sales decline occurring within the nonfood segments.

     For the quarter ended March 31, 2004, net sales of the Specialty Foods segment totaled $156.7 million, which was $15.7 million higher than the prior year total of $141.0 million. Approximately one-third of this increase was due to the incremental sales of Warren, which is discussed in Note 2 to the accompanying consolidated financial statements. The remaining increase was primarily volume-driven from both retail and foodservice customers. The current year third quarter's sales of retail products were influenced by higher levels of trade promotional support, while the prior year volume was negatively impacted by a somewhat later Easter holiday. Additionally, foodservice demand in the prior year was adversely affected by unusually severe winter weather.
For the nine months ended March 31, 2004, the Specialty Foods segment's net sales increased by 5% over the prior year. Similar to the comparative quarterly results, this segment's year-to-date increased sales were also generated in both the retail and foodservice lines.

     Net sales of the Glassware and Candles segment for the third quarter ended March 31, 2004 totaled $55.7 million, a 3% decline from the comparable prior year quarter total of $57.3 million. This segment's sales were influenced by a continued weakness in glassware demand and intense competitive pressures, especially on pricing. However, the third quarter sales of candles increased over the prior year's comparable quarter and benefited from a lower level of promotional support and the introduction of a new line of private-label candle products. For the nine months ended March 31, 2004, Glassware and Candles sales were $184.5 million, an 11% decline from the prior year total of $207.2 million.

     Automotive segment net sales for the third quarter ended March 31, 2004 totaled $57.1 million, a 7% decline from the prior year third quarter total of $61.3 million. Similarly, for the nine-month period ended March 31, 2004, Automotive segment net sales were $167.4 million, an 8% decline from the comparable prior year period total of $182.9 million. The loss of a larger aluminum accessory original equipment manufacturer ("OEM") program in the first quarter of 2004 adversely affected sales in this segment, as only a portion of this loss was offset by gains with other OEM manufacturers. Also, sales of aftermarket floor mats continued to decline.

     As a percentage of sales, our consolidated gross margins for the three and nine months ended March 31, 2004 totaled 18.5% and 20.6%, respectively, as compared to the prior year levels of 20.6% for the third quarter and 22.0% for the nine months ended March 31, 2003. Margins within the Specialty Foods segment declined due to continued increases in ingredient costs, especially soybean oil and certain dairy-related products. The current year impact of the higher soybean oil costs alone was in excess of $1.0 million and $4.5 million for the third quarter and year-to-date periods, respectively. Based on current market conditions, we anticipate that unfavorable comparisons with ingredient costs will become even more pronounced in the quarter ending June 30, 2004. Gross margins of the Glassware and Candles segment were adversely affected by competitive pricing conditions and lower fixed cost absorption due to the segment's reduced production levels. Higher material costs along with less fixed cost absorption persisted in the Automotive segment, contributing to lower margins as compared to the prior year.

     Consolidated selling, general and administrative expenses of $24.4 million and $73.5 million for the three and nine months ended March 31, 2004, respectively, decreased 1% and 3% from the $24.6 million and $75.8 million incurred for the three and nine months ended March 31, 2003, respectively. The 2004 year-to-date costs reflect a $1.8 million recovery of bad debt associated with one bankrupt customer whose account was previously written off in the Glassware and Candles segment during fiscal 2002. The majority of this recovery was received and recognized in the current year's second quarter. As a percentage of sales, selling, general and administrative expenses were 9.1% and 8.9% for the most recent quarter and year-to-date periods, respectively. In the prior year, such costs were 9.5% and 9.0% for the third quarter and year-to-date periods, respectively.

     In the prior year's second quarter, we recorded a restructuring and impairment charge of approximately $4.9 million ($3.0 million after taxes) due to the consolidation of our glass manufacturing operations in Dunkirk, Indiana into our facility located in Sapulpa, Oklahoma. The charge consisted of employee separation costs, pension curtailment costs, closure and cleanup costs, and the writedown of property, plant and equipment having no future utility as a result of the restructuring decision. The plant consolidation, which affected approximately 250 jobs, was substantially completed by June 2003. The liability that remains for this restructuring is immaterial to the overall consolidated financial statements. We continue to make cash payments against the liability as deemed necessary under the plan.

     The foregoing factors contributed to consolidated operating income totaling $25.4 million and $97.2 million for the three and nine months ended March 31, 2004, respectively. These amounts represent a decrease of 12% from the prior year quarter and 7% from the prior year-to-date period. By segment, our operating income can be summarized as follows:

                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                 MARCH 31                               MARCH 31
                              2004      2003         CHANGE          2004      2003          CHANGE
                            -------   -------   ---------------    -------   --------   ----------------
OPERATING INCOME
  Specialty Foods........   $24,085   $23,342   $   743     3 %    $81,494   $ 83,914   $ (2,420)   (3)%
  Glassware and Candles..     1,147     2,279    (1,132)  (50)      11,017     12,252     (1,235)  (10)
  Automotive.............     2,025     4,937    (2,912)  (59)       9,480     13,381     (3,901)  (29)
  Corporate Expenses.....    (1,854)   (1,530)     (324)  (21)      (4,802)    (4,668)      (134)   (3)
                            -------   -------   -------   ---      -------   --------   --------   ---
    Total ...............   $25,403   $29,028   $(3,625)  (12)%    $97,189   $104,879   $ (7,690)   (7)%
                            =======   =======   =======   ===      =======   ========   ========   ===

     Other income - Continued Dumping and Subsidy Offset Act year-to-date March 31, 2004 was $2.0 million compared to $39.2 million for the comparable prior year period. This income represents distributions received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). The CDSOA is intended to redress unfair dumping of imported products through cash payments to eligible affected companies.

     Consistent with the decline in operating income, third quarter net income of $16.0 million decreased 11% from the preceding year's net income for the quarter of $18.0 million. As affected by the substantially lower level of income from the CDSOA distribution in the current year, year-to-date March 31, 2004 net income was $62.4 million compared to $90.6 million in the prior year period. Earnings per share for the fiscal 2004 third quarter of $0.45 per basic and diluted share was influenced by the above-noted items and by our share repurchase program, and compares to $0.50 per basic and diluted share recorded in the prior year. Year-to-date March 31, 2004 earnings per share were $1.75 on a basic basis and $1.74 on a diluted basis compared to $2.49 per basic and diluted share for the prior year period.

FINANCIAL CONDITION

     For the nine months ended March 31, 2004, net cash provided by operating activities totaled $81.7 million, which compares to $123.0 million provided in the corresponding prior year period. This decrease results partly from the decrease in net income due to the prior year's higher level of CDSOA income. Also, the decrease results from relative changes in working capital components, particularly accounts receivable and inventory.

     Cash used in investing activities for the nine months ended March 31, 2004 increased to $37.8 million from the prior year amount of $25.0 million. The increase was primarily due to the acquisition of Warren for approximately $20.6 million, but this was offset somewhat by a decrease in the payments for property additions, as the prior year total included a plant addition of approximately $8 million. The Warren purchase price is subject to a net asset adjustment as defined under the terms of the purchase agreement. The entire purchase price in excess of the net identifiable assets acquired has been tentatively assigned to goodwill. We are in the process of obtaining an independent appraisal of the intangible assets other than goodwill. The final purchase price allocation will be completed upon the resolution of the net asset adjustment and the independent valuation. We anticipate that the cumulative amortization on the intangibles ultimately identified will not have a material impact on the consolidated statement of income in the current fiscal year.

     Cash used in financing activities for the nine months ended March 31, 2004 decreased to $27.4 million from the prior year total of $50.1 million due to a decrease in the purchase of treasury stock. At March 31, 2004, approximately 602,000 shares remain authorized for future buyback. Offsetting the decrease was the increase in the amount of dividends paid over the prior year. Total dividends paid during the current year-to-date period increased approximately 12% as compared to the prior year period due to the effects of a 14% increase in the stated dividend rate being somewhat offset by the extent of share repurchases.

     We believe that cash provided from operations and the currently available bank credit arrangements should be adequate to meet our foreseeable cash requirements over the remainder of fiscal 2004 and into fiscal 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     (b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     In May 2000, the Board of Directors approved a share repurchase authorization of 3,000,000 shares. In the third quarter, we made the following repurchases of our common stock:

                                                                 TOTAL NUMBER      MAXIMUM NUMBER
                                           TOTAL      AVERAGE      OF SHARES     OF SHARES THAT MAY
                                          NUMBER       PRICE     PURCHASED AS     YET BE PURCHASED
                                         OF SHARES   PAID PER  PART OF PUBLICLY  UNDER THE PLANS OR
PERIOD                                   PURCHASED     SHARE    ANNOUNCED PLANS       PROGRAMS
------                                   ---------   --------  ----------------  ------------------
January 1-31, 2004...................           -          -              -            690,193
February 1-29, 2004..................       1,200     $43.00          1,200            688,993
March 1-31, 2004.....................      87,261     $41.62         87,261            601,732

     There were no share repurchase plans that expired during the quarter, and we did not terminate any plan prior to its expiration date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. See Index to Exhibits following Signatures.

     (b) Reports on Form 8-K. A report, dated January 29, 2004, on Form 8-K was filed with the SEC on January 29, 2004 pursuant to Items 7 and 12, announcing the financial results for the three and six months ended December 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LANCASTER COLONY CORPORATION
                                     -------------------------------------------
                                                   (Registrant)


Date: May 10, 2004                 By: /s/JOHN B. GERLACH, JR.
     -------------                     -----------------------------------------
                                          John B. Gerlach, Jr.
                                          Chairman, Chief Executive Officer and
                                          President


Date: May 10, 2004                 By: /s/JOHN L. BOYLAN
     -------------                     --------------------------------------
                                          John L. Boylan
                                          Treasurer, Vice President,
                                          Assistant Secretary and
                                          Chief Financial Officer
                                          (Principal Financial
                                          and Accounting Officer)

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2004
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                         DESCRIPTION                                                 LOCATED AT
------                                         -----------                                                 ----------
  31.1           Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002...........     Filed herewith
  31.2           Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002...........     Filed herewith
  32.            Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley
                 Act of 2002........................................................................     Filed herewith