Form 10-K
period 2004-06-30
LANCASTER COLONY CORP
filed 2004-09-10
CIK 57515

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549-1004
                                    FORM 10-K

   (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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

      The aggregate market value of Common Stock held by non-affiliates on December 31, 2003 was approximately $1,218,551,000, based on the closing price of these shares on that day.

      As of August 31, 2004, there were approximately 35,301,000 shares of Common Stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Definitive Proxy Statement to be filed for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2004 Definitive Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

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

PART II
Item 5.       Market for the Registrant's Common Stock, Related Stockholder Matters, and Issuer Purchases of
              Equity Securities
Item 6.       Selected Financial Data
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk
Item 8.       Financial Statements and Supplementary Data
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.      Controls and Procedures

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

DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

      We operate in three business segments - "Specialty Foods," "Glassware and Candles" and "Automotive" - which accounted for approximately 58%, 21% and 21%, respectively, of consolidated net sales for the fiscal year ended June 30, 2004. The financial information relating to business segments for each of the three years in the period ended June 30, 2004 is included in Note 15 to the consolidated financial statements, which is included in Part II, Item 8 of this Form 10-K. Further description of each business segment within which we operate is provided below:

  SPECIALTY FOODS

      The food products we manufacture and sell include salad dressings and sauces marketed under the brand names "Marzetti," "T. Marzetti's," "Cardini's," "Pfeiffer" and "Girard's"; fruit glazes, vegetable dips and fruit dips marketed under the brand name "T. Marzetti's"; frozen unbaked pies marketed under the brand name "Mountain Top"; frozen hearth-baked breads marketed under the brand names "New York Brand" and "Mamma Bella"; frozen Parker House style yeast dinner rolls and sweet rolls marketed under the brand name "Sister Schubert's"; premium dry egg noodles marketed under the brand names "Inn Maid" and "Amish Kitchen"; frozen specialty noodles and pastas marketed under the brand names "Reames" and "Aunt Vi's"; croutons and related products marketed under the brand names "Chatham Village" and "T. Marzetti's" and caviar marketed under the brand name "Romanoff." A portion of our sales in this segment is sold under private label to retailers, distributors and restaurants primarily in the United States. Additionally, a portion of our sales relates to frozen specialty noodles and pastas sold to industrial customers for use as ingredients in their products.

      A significant portion of this segment's product lines is manufactured by our 14 plants located throughout the United States. Certain items are manufactured and packaged by third parties located in the United States, Canada and England under contractual agreements established by us.

      The dressings, sauces, croutons, fruit glazes, vegetable dips, fruit dips, frozen hearth-baked breads and yeast rolls are sold primarily through sales personnel, food brokers and distributors in various metropolitan areas in the United States with sales being made to retail, club stores and foodservice markets.

      The dry egg noodles and frozen specialty noodles are sold through sales personnel, food brokers and distributors to retail markets principally in the central and midwestern United States.

      Sales attributable to one customer comprised approximately 10% and 13% of this segment's total net sales in the current year and prior year, respectively. No other customer accounted for more than 10% of this segment's total net sales. Although we have the leading market share in several product categories, all of the markets in which we sell food products are highly competitive in the areas of price, quality and customer service.

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

      Consumer glassware includes a diverse line of decorative and ornamental products such as tumblers, bowls, pitchers, jars, barware, and candle accessories. These products are marketed under a variety of trademarks, the most important of which are "Indiana Glass," "Colony" and "Fostoria."

      Glass vases and containers are sold to both the retail and wholesale floral markets under the brand names "Brody" and "Indiana Glass" as well as under private label.

      Our glass products are sold to discount, department, variety, drug stores and specialty shops, as well as to wholesalers. Commercial markets such as foodservice, hotels, hospitals and schools are also served by this segment's products.

      All the markets in which we sell houseware products are highly competitive in the areas of design, price, quality and customer service. Sales attributable to one customer comprised approximately 26% and 21% of this segment's total net sales in the current year and prior year, respectively. No other customer accounted for more than 10% of this segment's total net sales.

      Seasonal retail stocking patterns cause certain of this segment's products to experience increased sales in the first half of the fiscal year. We do not use any franchises or concessions in this segment. The patents and licenses under which we operate are not essential to the overall success of this segment. However, certain trademarks are important to this segment's marketing efforts.

  AUTOMOTIVE

      We manufacture and sell a complete line of rubber, vinyl and carpeted floor mats to both original equipment manufacturers and aftermarket retailers. Other products include pickup truck bed mats; running boards; tube steps; toolboxes and other accessories for pickup trucks, vans and sport utility vehicles; heavy-duty truck and trailer splash guards and quarter fenders; and accessories such as cup holders, litter caddies and floor consoles. The automotive aftermarket products are marketed primarily through mass merchandisers and automotive outlets. Floor mats are marketed under the brand name "Rubber Queen," bed mats under the "Protecta" trademark, and aluminum accessories and running boards under the "Dee Zee" brand name. These products are also subject to marketing under private labels. The aggregate sales to three customers accounted for approximately 31% of this segment's total net sales during fiscal 2004. In fiscal 2003, three customers accounted for 44% of this segment's total net sales. No other customer accounted for more than 10% of this segment's total net sales. Although we are a market leader in many of our product lines, all the markets in which we sell automotive products are highly competitive in the areas of design, price, quality and customer service.

      The operations of this segment are not affected to any material extent by seasonal fluctuations. We do not utilize any significant franchises or concessions in this segment. The patents and licenses under which we operate are generally not essential to the overall success of this segment. However, certain trademarks are valuable to the segment's marketing efforts.

NET SALES BY CLASS OF PRODUCTS

      The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products which account for at least 10% of our consolidated net sales in any fiscal year from 2002 through 2004:

                                                                           2004      2003    2002
                                                                           ----      ----    ----
Specialty Foods:
  Retail...............................................................     30%       29%     27%
  Foodservice..........................................................     28%       26%     24%

Glassware and Candles:
  Consumer Table and Giftware..........................................     17%       19%     24%

Automotive:
  Original Equipment Manufacturers.....................................     14%       15%     13%

      Net sales attributable to Wal-Mart Stores, Inc. totaled approximately 12%, 12% and 13% of consolidated net sales for fiscal years 2004, 2003 and 2002, respectively.

RESEARCH AND DEVELOPMENT

      The estimated amount spent during each of the last three fiscal years on research and development activities determined in accordance with generally accepted accounting principles is not considered material.

BACKLOG

      The nature of our backlog varies by segment. Orders in our Specialty Foods segment are generally filled in three to seven days following the receipt of the order. In our Glassware and Candles segment, certain orders are received in a highly seasonal manner, and the timing of the receipt of several large customer orders can materially impact the amount of the backlog at any point in time without being an indication of longer-term sales. In the aftermarket sector of our Automotive segment, orders are generally filled within four to six weeks following the receipt of the order. In the OEM sector of our Automotive segment, orders are generally filled within four to eight weeks. Also, our Automotive segment backlog is impacted by general market conditions in the automobile industry and is subject to general economic conditions and changes in consumer demand. Due to these variables, we do not view the amount of backlog at any particular point in time as a meaningful indicator of longer-term shipments.

ENVIRONMENTAL MATTERS

      Certain of our operations are subject to various Federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations is not expected to have a material adverse effect upon the level of capital expenditures, earnings or our competitive position for the remainder of the current and succeeding fiscal year.

EMPLOYEES AND LABOR RELATIONS

      As of June 30, 2004, we had approximately 5,500 employees. Approximately 34% of these employees are represented under various collective bargaining agreements, which expire at various times through May 2009. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material adverse effect on our business and results of operations.

FOREIGN OPERATIONS AND EXPORT SALES

      Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations.

RAW MATERIALS

      During fiscal year 2004, we obtained adequate supplies of raw materials for all of the segments. We rely on a variety of raw materials for the day-to-day production of our products, including the following: soybean oil, certain dairy-related products, flour, fragrances and colorant agents, paraffin wax, plastic and paper packaging materials, resins, synthetic rubbers, rubber friction and compound, aluminum and steel.

      We purchase the majority of these materials on the open market to meet current requirements, but we also have some longer-term fixed-price contracts. See further discussion in our contractual obligations disclosure in the Management's Discussion and Analysis of Financial Condition and Results of Operations. Although the availability of certain of these materials has become more influenced by the level of global demand, we anticipate that future sources of supply will generally be adequate for our needs.

ITEM 2. PROPERTIES

      We use approximately 5.9 million square feet of space for our operations. Of this space, approximately 1.1 million square feet are leased.

      The following table summarizes locations wherein multiple facilities are aggregated and in total exceed 75,000 square feet of space and which are considered the principal manufacturing and warehousing operations of the registrant:

                                                                        APPROXIMATE     TERMS OF
         LOCATION                        BUSINESS SEGMENT(S)            SQUARE FEET    OCCUPANCY
         --------                        -------------------            -----------   ------------
Altoona, Iowa.............  Specialty Foods...........................     90,000         Owned
Bedford Heights, OH (3)...  Specialty Foods...........................     81,000     Owned/Leased
Columbus, OH..............  Specialty Foods...........................    241,000         Owned
Grove City, OH............  Specialty Foods...........................    198,000         Owned
Luverne, AL...............  Specialty Foods...........................     91,000         Owned
Milpitas, CA (2)..........  Specialty Foods...........................    130,000     Owned/Leased
Wilson, NY ...............  Specialty Foods...........................     80,000         Owned
Dunkirk, IN ..............  Glassware and Candles.....................    622,000         Owned
Lancaster, OH.............  Glassware and Candles.....................    465,000         Owned
Leesburg, OH (1)..........  Glassware and Candles.....................    875,000     Owned/Leased
Sapulpa, OK (3)...........  Glassware and Candles.....................    686,000     Owned/Leased
Jackson, OH...............  Automotive and Glassware and Candles......    223,000         Owned
Coshocton, OH.............  Automotive................................    591,000         Owned
Des Moines, IA (2)........  Automotive................................    444,000     Owned/Leased
LaGrange, GA..............  Automotive................................    211,000         Owned
Wapakoneta, OH (1)(2).....  Automotive................................    273,000     Owned/Leased

----------

(1)   Part leased on a monthly basis

(2)   Part leased for term expiring in 2005

(3)   Part leased for term expiring in 2006

ITEM 3. LEGAL PROCEEDINGS

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

      Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 15, 2004.

      The following is a list of names and ages of all of our executive officers indicating all positions and offices held by such person and each person's principal occupation or employment during the past five years. No person other than those listed below has been chosen to become an executive officer:

                                                                                            FIRST
                                                                                           ELECTED
                                                                             AGE AS OF      AS AN
                                        OFFICES AND                         SEPTEMBER 3,  EXECUTIVE
NAME                                   POSITIONS HELD                           2004       OFFICER
----                                   --------------                       ------------  ---------
John B. Gerlach, Jr....  Chairman, Chief Executive Officer,
                         President and Director...........................       50         1982
John L. Boylan.........  Treasurer, Vice President, Assistant Secretary,
                         Chief Financial Officer and Director.............       49         1990
Bruce L. Rosa..........  Vice President-Development, President of
                         T. Marzetti Company..............................       55         1998

      The above named officers were elected or re-elected to their present positions at the annual meeting of the Board of Directors on November 17, 2003. All such persons have been elected to serve until the next annual election of officers, which shall occur on November 15, 2004, when their successors are elected or until their earlier resignation or removal.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock trades on The Nasdaq Stock Market(R) under the symbol LANC. Stock prices were provided by The Nasdaq Stock Market(R). The following table sets forth the high and low close prices for Lancaster Colony common shares and the dividends paid for each quarter of fiscal 2004 and 2003.

                                                                 CLOSING
                                                               STOCK PRICES       DIVIDENDS
                                                           --------------------      PAID
                                                            HIGH          LOW     PER SHARE
                                                           -------      -------   ---------
2004
FIRST QUARTER.........................................     $ 42.00      $ 38.68      $.20
SECOND QUARTER........................................       45.18        39.36       .23
THIRD QUARTER.........................................       46.11        39.09       .23
FOURTH QUARTER........................................       44.06        38.20       .23
                                                                                     ----
  YEAR................................................                               $.89
                                                                                     ====
2003
First quarter.........................................     $ 44.71      $ 32.68      $.18
Second quarter........................................       46.74        33.50       .20
Third quarter.........................................       39.53        35.47       .20
Fourth quarter........................................       42.79        37.55       .20
                                                                                     ----
  Year................................................                               $.78
                                                                                     ====

      The number of shareholders as of August 27, 2004 was approximately 11,750. The highest and lowest close prices for our common stock from July 1, 2004 to August 27, 2004 were $41.17 and $38.26.

EQUITY COMPENSATION PLAN INFORMATION

      The following table summarizes information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of June 30, 2004. The table includes the following plans: The 1981 Incentive Stock Option Plan and the 1995 Key Employee Stock Option Plan.

                                              NUMBER OF                                      NUMBER OF COMMON
                                               COMMON                                        SHARES REMAINING
                                            SHARES TO BE                                    AVAILABLE FOR FUTURE
                                             ISSUED UPON         WEIGHTED-AVERAGE          ISSUANCE UNDER EQUITY
                                             EXERCISE OF        EXERCISE PRICE OF            COMPENSATION PLANS
                                             OUTSTANDING           OUTSTANDING            (EXCLUDING COMMON SHARES
                                               OPTIONS               OPTIONS              REFLECTED IN COLUMN (a))
                                            ------------       --------------------       ------------------------
                                                 (a)                   (b)                          (c)
                                            ------------       --------------------       ------------------------
Equity Compensation Plans
  Approved by Shareholders ..............     380,664                 $34.93                      1,891,234

Equity Compensation Plans
  Not Approved by Shareholders                      -                      -                              -
                                              -------                 ------                      ---------
       Total ............................     380,664                 $34.93                      1,891,234
                                              =======                 ======                      =========

ISSUER PURCHASES OF EQUITY SECURITIES

      In May 2000, our Board of Directors approved a share repurchase authorization of 3,000,000 shares of which approximately 375,000 remained authorized for future purchase as of June 30, 2004. In August 2004, our Board of Directors approved a share repurchase authorization of an additional 2,000,000 shares. In the fourth quarter, we made the following repurchases of our common stock:

                                                                  TOTAL NUMBER      MAXIMUM NUMBER
                                            TOTAL     AVERAGE       OF SHARES     OF SHARES THAT MAY
                                           NUMBER      PRICE      PURCHASED AS     YET BE PURCHASED
                                          OF SHARES   PAID PER  PART OF PUBLICLY  UNDER THE PLANS OR
PERIOD                                    PURCHASED    SHARE    ANNOUNCED PLANS        PROGRAMS
------                                    ---------   --------  ----------------  ------------------
April 1-30, 2004........................    37,000     $42.62         37,000            564,732
May 1-31, 2004..........................    85,000     $39.44         85,000            479,732
June 1-30, 2004.........................   105,000     $41.49        105,000            374,732

      These share repurchase authorizations do not have a stated expiration date.

ITEM 6. SELECTED FINANCIAL DATA

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                           FIVE YEAR FINANCIAL SUMMARY

                                                                   YEARS ENDED JUNE 30
(THOUSANDS EXCEPT                     --------------------------------------------------------------------------------
PER SHARE FIGURES)                       2004             2003             2002            2001(1)            2000
------------------                    -----------      -----------      -----------      -----------       -----------
OPERATIONS
Net Sales ..........................  $ 1,096,953      $ 1,106,800      $ 1,129,687      $ 1,092,653       $ 1,090,696
Gross Margin .......................  $   223,686      $   243,860      $   253,565      $   255,721       $   273,500
   Percent of Sales ................         20.4%            22.0%            22.4%            23.4%             25.1%
Interest Expense ...................  $         -      $         -      $        54      $     1,239       $     1,588
   Percent of Sales ................          0.0%             0.0%             0.0%             0.1%              0.1%
Income Before Income Taxes .........  $   128,464      $   180,801      $   149,342      $   145,885       $   160,189
   Percent of Sales ................         11.7%            16.3%            13.2%            13.4%             14.7%
Taxes Based on Income ..............  $    48,462      $    68,255      $    57,402      $    55,649       $    60,925
Income Before Cumulative
   Effect of Accounting Change .....  $    80,002      $   112,546      $    91,940      $    90,236       $    99,264
Cumulative Effect of
   Accounting Change, Net of Tax ...  $         -      $         -      $         -      $      (998)      $         -
Net Income .........................  $    80,002      $   112,546      $    91,940      $    89,238       $    99,264
   Percent of Sales ................          7.3%            10.2%             8.1%             8.2%              9.1%
Per Common Share:
   Net Income - Basic and Diluted ..  $      2.24      $      3.11      $      2.49      $      2.37       $      2.51
   Cash Dividends ..................  $      0.89      $      0.78      $      0.71      $      0.67       $      0.63

FINANCIAL POSITION
Total Assets .......................  $   712,887      $   667,716      $   618,705      $   576,352       $   531,844
Working Capital ....................  $   358,274      $   329,462      $   276,796      $   220,896       $   219,420
Property, Plant and Equipment-Net ..  $   159,494      $   161,111      $   165,943      $   173,169       $   172,384
Long-Term Debt .....................  $         -      $         -      $         -      $     1,095       $     3,040
Property Additions .................  $    18,172      $    29,941      $    22,546      $    22,632       $    24,564
Depreciation and Amortization ......  $    31,267      $    31,669      $    35,287      $    35,528       $    34,340
Shareholders' Equity ...............  $   586,785      $   547,665      $   501,277      $   459,901       $   415,483
   Per Common Share ................  $     16.54      $     15.31      $     13.70      $     12.35       $     10.94
Weighted Average Common Shares
   Outstanding - Diluted ...........       35,778           36,243           36,910           37,636            39,554

STATISTICS
Price-Earnings Ratio at Year-End ...         18.6             12.4             14.3             13.9               7.8
Current Ratio ......................          4.9              4.9              4.1              3.3               3.3
Long-Term Debt as a Percent
   of Shareholders' Equity .........          0.0%             0.0%             0.0%             0.2%              0.7%
Dividends Paid as a Percent
   of Net Income ...................         39.7%            25.0%            28.4%            28.2%             24.9%
Return on Average Equity ...........         14.1%            21.5%            19.1%            20.4%             23.9%

----------

(1) Reflects the impact of adopting the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a diversified manufacturer and marketer of consumer products including specialty foods for the retail and foodservice markets; glassware and candles for the retail, industrial, floral and foodservice markets; and automotive accessories for the original equipment market and aftermarket.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important in understanding the results of our operations for each of the three years in the period ended June 30, 2004 and our liquidity and capital resources as of June 30, 2004 and 2003. Our fiscal year begins on July 1 and ends on June
30. We analyze the results of our operations for the last three years, including the trends in the overall business, followed by a discussion of our cash flows and liquidity and contractual obligations. We then provide a review of the critical accounting policies and estimates that we have made which we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recently issued accounting pronouncements.

      The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and our consolidated financial statements and the notes thereto, all included elsewhere herein. The forward-looking statements in this section and other parts of this document involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

      With respect to our consolidated operating results for the fiscal year ended June 30, 2004, net sales for the year ended June 30, 2004 decreased 1% to $1,097 million from the prior year total of $1,107 million. Gross margin decreased 8% to $223.7 million from the prior year comparable total of $243.9 million. Net income for the current year was $80.0 million or $2.24 per diluted share, compared to $112.5 million or $3.11 per diluted share in the prior year.

      Our current year results reflected an environment of increased competition and higher raw material costs. During the year, we found our opportunities to increase prices to be limited and generally not sufficient to offset the impact of the higher material costs. We have been able to maintain a strong balance sheet with no debt throughout this fiscal year. Our consolidated cash balance increased by $35.7 million to $178.5 million compared to the prior year total of $142.8 million. Overall results were also affected by the decrease in funds received under the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). In fiscal 2004, we received $2.0 million under CDSOA compared to $39.2 million in fiscal 2003 and $15.6 million in fiscal 2002.

      On December 12, 2003, we purchased substantially all the operating assets of Warren Frozen Foods, Inc. ("Warren"), a privately owned producer and marketer of frozen noodle and pasta products. Warren is reported in our Specialty Foods segment. This acquisition's final purchase price was approximately $21.0 million, including an estimated net asset adjustment of approximately $461,000 as determined under the terms of the purchase agreement, and this transaction is discussed in further detail in Note 2 to the consolidated financial statements.

      On April 27, 2004, we announced our intent to close our automotive floor mat manufacturing facility located in Waycross, Georgia. We recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes). Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. See further discussion in Note 14 to the consolidated financial statements.

REVIEW OF CONSOLIDATED OPERATIONS

  SEGMENT SALES MIX

      The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

                                                          2004      2003      2002
                                                          ----      ----      ----
SEGMENT SALES MIX: (1)
 Specialty Foods....................................       58%       55%       51%
 Glassware and Candles..............................       21%       23%       28%
 Automotive.........................................       21%       22%       21%

----------

(1)   Expressed as a percentage of consolidated net sales

  NET SALES AND GROSS MARGIN

                                           FISCAL YEAR ENDED
                                                JUNE 30                                  CHANGE
(DOLLARS IN THOUSANDS)              2004        2003           2002         2004 VS. 2003     2003 VS. 2002
----------------------           ----------  ----------     ----------     ---------------   ---------------
NET SALES
  Specialty Foods........        $  639,226  $  609,994     $  579,940     $ 29,232    5%    $ 30,054    5%
  Glassware and Candles..           231,125     251,437        314,591      (20,312)  (8%)    (63,154) (20%)
  Automotive.............           226,602     245,369        235,156      (18,767)  (8%)     10,213    4%
                                 ----------  ----------     ----------     --------   --     --------   --
    Total................        $1,096,953  $1,106,800     $1,129,687     $ (9,847)  (1%)   $(22,887)  (2%)
                                 ==========  ==========     ==========     ========   ==     ========   ==
GROSS MARGIN.............        $  223,686  $  243,860     $  253,565     $(20,174)  (8%)   $ (9,705)  (4%)
                                 ==========  ==========     ==========     ========   ==     ========   ==
GROSS MARGIN AS A
  PERCENT OF SALES.......          20.4%       22.0%          22.4%

      Consolidated net sales during fiscal 2004 reached $1,097 million, essentially flat as compared to the prior year sales level of $1,107 million. Sales through fiscal 2002 had increased for eleven consecutive years before the 2% decline in fiscal 2003. Like many other consumer product companies, our sales for fiscals 2004 and 2003 were impacted by unsettled domestic economic conditions. We also experienced heightened competitive influences, particularly in nonfood markets.

      Our gross margin as a percentage of net sales was 20.4% in 2004 compared with 22.0% in 2003 and 22.4% in 2002. The Specialty Foods segment gross margin was lower in fiscal 2004 and 2003 due to continuing higher ingredient costs, especially soybean oil and certain dairy-related products. The consolidated gross margins have also been impacted by lower margins occurring within the Glassware and Candles segment. This segment has experienced significant price competition as well as less favorable fixed cost absorption on reduced production levels. Gross margin as a percentage of sales within the Automotive segment has remained flat over the past two fiscal years despite increasing material costs, especially for synthetic rubber, aluminum and steel. The Automotive margins benefited from the inclusion of a $0.4 million gain on the August 2003 sale of an idle manufacturing facility.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                           FISCAL YEAR ENDED
                                                JUNE 30                                  CHANGE
(DOLLARS IN THOUSANDS)              2004        2003           2002         2004 VS. 2003     2003 VS. 2002
----------------------           ----------  ----------     ----------     ---------------   ---------------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES........  $97,885     $99,032        $119,196       $(1,147)  (1%)    $(20,164) (17%)
                                  =======     =======        ========       =======   ==      ========  ===
SG&A EXPENSE AS A
 PERCENT OF SALES...............   8.9%        8.9%           10.6%

      Selling, general and administrative expenses for 2004 totaled $97.9 million and were down 1% as compared with the 2003 total of $99.0 million and declined $21.3 million from the 2002 total of $119.2 million. The 2002 total included a second quarter provision for bad debts within the Glassware and Candles segment of approximately $14.3 million ($8.8 million after taxes) related to our accounts receivable exposure to Kmart Corporation. The 2004 full-year total includes a $1.8 million recovery of bad debt associated with Kmart Corporation. As a percentage of sales, selling, general and administrative expenses were relatively stable for the years ending June 30, 2004 and 2003, while 2002 was impacted by the bad debt provision noted above.

  RESTRUCTURING AND IMPAIRMENT CHARGE

      In fiscal 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. The cash costs associated with this closure totaled approximately $0.3 million and included termination benefits and other closing costs, such as costs to remove and relocate certain equipment, costs to prepare the building for sale, and various other charges. Approximately $0.8 million of the restructuring and impairment charge relates to this facility's impairment of property, plant and equipment.

      An analysis of our restructuring activity and the related liability within the Automotive segment is as follows (in thousands):

                                                           2004          2004         ACCRUAL AT
                                                          CHARGE     CASH OUTLAYS   JUNE 30, 2004
                                                          -------    ------------   -------------
RESTRUCTURING AND IMPAIRMENT CHARGE

 Employee Separation Costs............................    $   233        $(128)          $105
 Other Costs..........................................         39           (5)            34
                                                          -------        -----           ----
 Subtotal.............................................        272        $(133)          $139
                                                                         =====           ====
 Asset Impairment.....................................        786
                                                          -------
  Total Restructuring and Impairment Charge...........    $ 1,058
                                                          =======

      The restructuring accrual is located in accounts payable and accrued liabilities at June 30, 2004. We expect that the remaining cash outlays for this plan will occur over the next fiscal year.

      In fiscal 2003, we recorded a restructuring and impairment charge of approximately $4.9 million ($3.0 million after taxes) related to the consolidation of certain glass manufacturing operations. The charge consisted of employee separation costs, pension curtailment costs, closure and cleanup costs, and the writedown of property, plant and equipment having no future utility as a result of the restructuring decision. The plant consolidation was substantially completed by June 2003. The liability that remains for this restructuring is immaterial to the overall consolidated financial statements.

  OPERATING INCOME

                                        FISCAL YEAR ENDED
                                             JUNE 30                                CHANGE
(DOLLARS IN THOUSANDS)            2004        2003         2002          2004 VS. 2003    2003 VS. 2002
----------------------          ---------   ---------    --------      ----------------  ---------------
OPERATING INCOME
  Specialty Foods.........      $ 109,391   $ 116,068    $113,710      $ (6,677)  (6%)   $ 2,358    2%
  Glassware and Candles...          9,298      12,432      10,547        (3,134) (25%)     1,885   18%
  Automotive..............         11,980      17,351      15,489        (5,371) (31%)     1,862   12%
  Corporate Expenses......         (5,926)     (5,908)     (5,377)          (18)   0%       (531)  10%
                                ---------   ---------    --------      --------  ---     -------   --
    Total.................      $ 124,743   $ 139,943    $134,369      $(15,200) (11%)   $ 5,574    4%
                                =========   =========    ========      ========  ===     =======   ==
OPERATING INCOME AS
  A PERCENT OF SALES
  Specialty Foods........            17.1%       19.0%       19.6%
  Glassware and Candles..             4.0%        4.9%        3.4%
  Automotive.............             5.3%        7.1%        6.6%
  Consolidated...........            11.4%       12.6%       11.9%

      Declines in operating income in each of the three operating segments, due to the factors discussed above, led to consolidated operating income for fiscal 2004 totaling $124.7 million, an 11% decrease from fiscal 2003 operating income of $139.9 million. The fiscal 2003 total had increased 4% from fiscal 2002 operating income totaling $134.4 million.

  OTHER INCOME (EXPENSE)

      In December 2003, January 2003 and February 2002, we received approximately $2.0 million, $39.2 million and $15.6 million, respectively, under CDSOA. These amounts were recorded within the accompanying financial statements as other income. CDSOA, which applies to our candle operations, is intended to redress the unfair dumping of imported products through annual cash payments to eligible affected companies. We are aware that certain other candle manufacturers have initiated legal proceedings against the U.S. Customs and Border Protection Service ("CBP"), claiming a right to share in the total proceeds previously paid, or to be paid, to candle manufacturers currently considered eligible recipients under CDSOA. There also exists other litigation initiated by plaintiffs other than candle manufacturers that more broadly challenges various aspects of CDSOA, including its constitutionality. To date, those matters that have been ruled upon by trial courts have been adjudicated in favor of the CBP. However, several matters await ruling at the trial court level or the results of plaintiff's appeal to the applicable Federal appeals court. If the CBP is ultimately unable to prevail in these matters, it might become asserted that the payments that we have received should be reduced by an undetermined amount through either smaller future distributions or as refunds to the CBP.

  INCOME BEFORE INCOME TAXES

      As affected by the decreased CDSOA payments, our income before income taxes for fiscal 2004 of $128.5 million decreased 29% from the fiscal 2003 total of $180.8 million. As influenced by the cessation of nondeductible goodwill amortization in fiscal 2003 as discussed below, our effective tax rate was 37.7%, 37.8% and 38.4% in fiscals 2004, 2003 and 2002, respectively.

  NET INCOME PER COMMON SHARE

      Fiscal 2004 diluted earnings per share totaled $2.24, a 28% decrease from the prior year total of $3.11. The latter amount was 25% more than fiscal 2002 diluted earnings per share of $2.49. Earnings per share in each of the last three years has been beneficially affected by share repurchases, which have totaled approximately $80.5 million over the three-year period ended June 30, 2004.

      Effective July 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and indefinite-lived intangible assets to no longer be amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means continue to be amortized over their useful lives. Amortization of other intangibles for 2004, 2003 and 2002 was $276,000, $30,000 and $30,000, respectively. Amortization of goodwill and other intangibles for 2002 was approximately $2.7 million. Of the $79.2 million in goodwill at June 30, 2004, approximately $78.2 million related to the Specialty Foods segment and approximately $1.0 million related to the Automotive segment.

SEGMENT REVIEW - SPECIALTY FOODS

      Record levels of net sales were again achieved by the Specialty Foods segment during fiscal 2004, but operating income of $109.4 million fell 6% from the fiscal 2003 level of $116.1 million due mainly to higher raw material costs. Net sales during fiscal 2004 totaled $639.2 million, a 5% increase over the prior year total of $610.0 million. Fiscal 2003 sales had increased 5% over the fiscal 2002 total of $579.9 million. The percentage of retail customer sales was approximately 51% during fiscal 2004 compared to 53% and 52% in fiscals 2003 and 2002, respectively.

      The sales growth experienced in 2004 was primarily volume-driven from both retail and foodservice customers. Fiscal 2004 also benefited from the sales growth attributable to the December 2003 Warren acquisition. This acquisition provided approximately $9 million in incremental sales during fiscal 2004. The segment's retail customer sales growth over the last two years was most influenced by the strength of the frozen bread product lines. The level of foodservice sales during the two-year period increased due to well-received product development efforts for existing national account customers.

      The Specialty Foods segment operating income in fiscal 2004 totaled $109.4 million, a 6% decrease from the fiscal 2003 total of $116.1 million. The 2003 level was 2% above the fiscal 2002 level of $113.7 million. The decrease in fiscal 2004's operating income was principally caused by generally higher raw material costs incurred during the year, especially for soybean oil and certain dairy-related products. The adverse impact to 2004 results of soybean oil costs alone is estimated to have exceeded $7 million, and higher soybean oil costs are currently anticipated to continue to adversely affect comparative results through at least the first half of fiscal 2005. These soybean oil costs also impacted the year-over-year comparisons in ingredient costs between fiscal 2003 and 2002, as it was estimated that the impact of the increased soybean oil costs was in excess of $4 million in 2003.

SEGMENT REVIEW - GLASSWARE AND CANDLES

      Net sales of the Glassware and Candles segment are comprised primarily of candles and related accessories. The segment's sales during fiscal 2004 totaled $231.1 million, and declined 8% compared to fiscal 2003 net sales of $251.4 million. Similarly, compared to net sales in fiscal 2002 totaling $314.6 million, fiscal 2003 sales declined by 20%. The sales decline in each year was attributable to continued weakness in both candle and glassware demand and intense competitive pressures, including pricing. Toward the end of fiscal 2004, candle sales increased as compared to the prior year period, benefiting from the mid-year introduction of a new line of private-label candle products.

      The segment's operating income totaled $9.3 million during fiscal 2004, a 25% decrease from the prior year's total of $12.4 million. Compared to fiscal 2002 operating income of $10.5 million, fiscal 2003 income increased by 18%. Income has been adversely affected by a less favorable sales mix, competitive pricing conditions, and lower production levels leading to less favorable levels of overhead absorption in both candle and glassware manufacturing operations. In addition to recording a related bad debt provision of $14.3 million for Kmart Corporation during fiscal 2002, the segment's sales to this customer were adversely affected by the impact of the reorganization process on Kmart Corporation's sales. Somewhat offsetting this impact has been the income associated with the liquidations of LIFO glassware inventory acquired at substantially lower costs in prior years. Such liquidations reduced cost of sales by approximately $4.2 million in fiscal 2004, $7.0 million in fiscal 2003 and $3.3 million in fiscal 2002. As discussed previously, the $4.9 million restructuring charge related to the consolidation of glass manufacturing operations also impacted fiscal 2003 results. While the resulting reduction in glass manufacturing facilities has reduced overhead costs, the anticipated levels of manufacturing productivity of the combined operations have not yet been achieved. We continue to assess alternative approaches to attaining satisfactory efficiencies.

      We are seeing a slight upturn in the demand for candle and candle-related products, but the glassware category is still exhibiting weak demand and high levels of competition. We monitor our operations for indicators of impairment. To the extent such indicators are present, we evaluate the long-lived assets for recoverability. See further discussion in our Critical Accounting Policies and Estimates.

SEGMENT REVIEW - AUTOMOTIVE

      Net sales of the Automotive segment during fiscal 2004 totaled $226.6 million, an 8% decrease from the prior year sales level of $245.4 million. Fiscal 2003 sales increased 4% from the sales level of $235.2 million achieved in fiscal 2002. Fiscal 2004 sales to several original equipment manufacturers ("OEM") increased, but those gains were not large enough to offset the loss of a larger aluminum accessory OEM program beginning in the first quarter of 2004. This segment's sales to OEMs are made both directly to the OEMs and indirectly through third-party "Tier 1" suppliers. Such sales are sensitive to the overall rate of new vehicle sales, the availability of competitive alternatives and the Tier 1 suppliers' ongoing ability to maintain their relationship with the OEMs. Additionally, the extent of pricing flexibility associated with these sales continues to be particularly limited with certain products subject to annual price reductions. During 2004, sales to OEMs comprised 66% of this segment's sales compared to 69% and 63% in 2003 and 2002, respectively. Also, consistent with the trend experienced in fiscal 2003, aftermarket sales of floor mats continued to decline in 2004.

      Operating income of the Automotive segment totaled $12.0 million for fiscal 2004, a 31% decrease from the prior year total of $17.4 million. This decrease was attributable to less fixed costs absorption due to the segment's reduced production levels and higher material costs. As discussed earlier, the $1.1 million restructuring charge related to the closure of the Waycross, Georgia location, which produced compression molded rubber floor mats, also impacted fiscal 2004 results and was meant to reduce this segment's excess capacity for floor mats. The 2003 operating income of $17.4 million was a 12% increase over the prior year total of $15.5 million. The improvement in fiscal 2003 results above fiscal 2002's operating income was primarily attributable to greater sales levels, a more favorable sales mix and better overhead absorption.

LIQUIDITY AND CAPITAL RESOURCES

      The strength of our balance sheet at June 30, 2004 is reflected by the existence of over $178 million in cash and equivalents, nearly $587 million in shareholders' equity, and the continued absence of debt. We believe that this financial position provides us with substantial flexibility to consider business acquisitions, especially those that are complementary in function to that of our existing operations, evaluate share repurchase levels and otherwise meet ongoing liquidity requirements.

      We maintain a revolving credit arrangement with several commercial banks totaling $125 million. Terms of the related agreement allow for borrowings to occur at or below the U.S. prime rate of interest. We also have an uncommitted line of credit for short-term borrowings from one bank for $25 million. We did not have any borrowings under either arrangement in fiscal 2004 or fiscal 2003. We believe that internally generated funds, the existing credit facilities and an ability to obtain additional financing, combined with the current cash and cash equivalents on hand, will be sufficient to meet operating requirements and fund future foreseeable capital needs.

      Our cash flows for the fiscal years 2002 through 2004 are presented in the Consolidated Statements of Cash Flows. Cash flow generated from operations remains the primary source of financing for our internal growth. Cash provided from operating activities in fiscal 2004 totaled $119.7 million, a 25% decrease from the prior year total of $160.5 million and a 26% decrease from the fiscal 2002 total of $160.8 million. Cash flows provided by operating activities during fiscal 2004 were impacted by the lower level of net income and relative changes in working capital, including accounts receivable and inventory. The June 30, 2003 level of accounts receivable declined from prior year levels due to the lower sales in the Glassware and Candles segment and a shift within accounts receivable to a greater proportion of Specialty Foods segment sales, as these receivables have shorter payment terms than do the sales of our two other segments.

      Net cash used in investing activities during fiscal 2004 included capital expenditures totaling $18.2 million, compared to $29.9 million in fiscal 2003 and $22.5 million in fiscal 2002. Capital spending allocations during fiscal 2004 by segment were 48% to Specialty Foods, 24% to Glassware and Candles and 27% to Automotive. Expenditures in fiscal 2003 included approximately $8.0 million for the expansion of a frozen roll manufacturing facility of the Specialty Foods segment. Based on current plans and expectations, total capital expenditures for fiscal 2005 may increase to as much as $50 million due to the anticipated start of a new salad dressing facility, which is not expected to be completed until fiscal 2006.

      During fiscal 2004, we acquired Warren for a final purchase price of approximately $21.0 million. An estimated net asset adjustment of $461,000 was recorded in the fourth quarter of fiscal 2004 and is included in accounts payable on the Consolidated Balance Sheet at June 30, 2004. This net asset adjustment is subject to the review by and agreement of the seller, but we do not expect any significant change to the estimated amount. See further discussion in Note 2 to the consolidated financial statements.

      In 2003 and 2002, payments totaling $3.0 million and $2.3 million, respectively, were made as required under the terms of a contingent payment arrangement associated with a business acquired in fiscal 2001. No such payment was required during fiscal 2004, the last year of the arrangement.

      Financing activities used net cash totaling $42.0 million, $63.9 million and $56.1 million in fiscals 2004, 2003 and 2002, respectively. Cash utilized for share repurchases totaled $16.7 million, $35.6 million and $28.3 million in 2004, 2003 and 2002, respectively. In May 2000, our Board of Directors approved a share repurchase authorization of 3,000,000 shares of which approximately 375,000 remained authorized for future purchase as of June 30, 2004. In August 2004, our Board of Directors approved a share repurchase authorization of an additional 2,000,000 shares.

      Total dividend payments for 2004 were $31.8 million, which was nearly 13% greater than the 2003 total of $28.2 million. This increase reflects the higher dividend payout rate of $.89 per share present during 2004 as compared to $.78 per share during 2003 and $.71 per share in 2002. Fiscal 2004 marks the 41st consecutive year in which our dividend rate was increased. The future levels of share repurchases and declared dividends are subject to the periodic review of our Board of Directors and are generally determined after an assessment is made of such factors as anticipated earnings levels, cash flow requirements and general business conditions.

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

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "Variable Interest Entities" that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity or capital expenditures.

      We have various contractual obligations, which are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of June 30, 2004 and future minimum lease payments for the use of property and equipment under operating lease agreements.

      The following table summarizes our contractual obligations as of June 30, 2004 (in thousands):

                                                             PAYMENT DUE BY PERIOD
                                             ------------------------------------------------------
                                                        LESS THAN                         MORE THAN
CONTRACTUAL OBLIGATIONS                       TOTAL      1 YEAR     1-3 YEARS  3-5 YEARS   5 YEARS
-----------------------                      --------   ---------   ---------  ---------  ---------
Operating Lease Obligations (1)...........   $ 10,629   $   4,518   $   4,257  $   1,254  $     600
Purchase Obligations (2)..................     45,509      41,794       3,671         18         26
Minimum Required Pension Contributions....        172         150          22          -          -
Other Long-Term Liabilities (as reflected
  on Consolidated Balance Sheet) (3)......      1,066           -       1,066          -          -
                                             --------   ---------   ---------  ---------  ---------
    Total.................................   $ 57,376   $  46,462   $   9,016  $   1,272  $     626
                                             ========   =========   =========  =========  =========

-----------
(1) Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 12 to the consolidated financial statements for further information.

(2) Purchase obligations represent purchase orders and longer-term purchase arrangements related to the procurement of ingredients, supplies, raw materials, and machinery and equipment.

(3) This amount does not include $20.5 million of other noncurrent liabilities recorded on the balance sheet, which consist of the minimum pension liability, other post employment benefit obligations, and deferred compensation and interest on deferred compensation. These items are excluded, as it is not certain when these liabilities will become due. See
      Note 11 to the consolidated financial statements for further information.

IMPACT OF INFLATION

      Raw material costs during fiscal 2004 were above fiscal 2003 levels, which had increased from the 2002 levels. Among commodities most affecting this increase were soybean oil and certain dairy-related products in the Specialty Foods segment and certain metals and petroleum-derived materials used in the Automotive segment. While the costs of certain of these commodities may abate during fiscal 2005, material costs as of June 30, 2004 were generally above levels of a year ago.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      MD&A discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to accounts receivable, inventories, marketing and distribution costs, asset impairments and self-insurance reserves. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a significant impact on our consolidated financial statements. While a summary of our significant accounting policies can be found in Note 1 to the consolidated financial statements, which is included in Part II, Item 8 of this Form 10-K, we believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

   LONG-LIVED ASSETS

      We monitor the recoverability of the carrying value of our long-lived assets by periodically considering whether or not indicators of impairment are present. If such indicators are present, we determine if the assets are recoverable by comparing the sum of the undiscounted future cash flows to the assets' carrying amount. Our cash flows are based on historical results adjusted to reflect our best estimate of future market and operating conditions. If the carrying amounts are greater, then the assets are not recoverable. In that instance, we compare the carrying amounts to the fair value to determine the amount of the impairment to be recorded.

   VALUATION OF INVENTORY

      When necessary, we provide allowances to adjust the carrying value of our inventory to the lower of cost or net realizable value, including any costs to sell or dispose. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates about the future demand for our products. The estimates as to future demand used in the valuation of inventory are subject to the ongoing success of our products. In addition, the number of stock-keeping units may impact our allowance for obsolescence. A decrease in product demand due to changing customer tastes, consumer buying patterns or loss of shelf space to competitors could significantly impact our evaluation of our excess and obsolete inventories. The valuation during interim periods of inventories determined under the LIFO method of accounting requires estimations regarding the year-end mix of inventory quantities and costs of product. Such estimates may differ from the actual due to such factors as changes in customer demand and production schedules.

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

   ACCOUNTING FOR PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

      To determine our ultimate obligation under our defined benefit pension plans and our other postretirement benefit plans, we must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. To record the related net assets and obligation of such benefit plans, we use assumptions related to inflation, investment returns, mortality, employee turnover, medical costs and discount rates. To determine the discount rate, we, along with our third-party actuaries, considered several factors, including the June 30, 2004 rates of various bond indices, such as the Moody's Aa long-term bond index and the past history of discount rates used for the plan valuation. These assumptions follow the guidance provided in SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." We, along with third-party actuaries, review all of these assumptions on an ongoing basis to ensure that the most reasonable information available is being considered. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with Financial Accounting Standards Board ("FASB") Staff Position No. 106-1, we elected to defer recognizing the effect of the Act on the accounting for our postretirement benefit plans until authoritative accounting guidance was issued. In May 2004, the FASB issued Staff Position No. 106-2, which provided final guidance on accounting for the Act. We will adopt the provisions of the Staff Position No. 106-2 in the fiscal year ended June 30, 2005. Therefore, amounts included in the financial statements related to our postretirement benefit plans do not reflect the effects of the Act. The provisions of the Act are not expected to have a material effect on our results of operations, cash flow or financial position.

      In December 2003, the FASB issued Revised SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132R revises the annual disclosure requirements for pension and postretirement plans to include additional disclosures about assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension and other defined benefit postretirement plans. SFAS No. 132R also revises the interim disclosure requirements to include disclosures of the net periodic benefit costs for each period in which an income statement is presented and the employer's contributions paid and expected to be paid during the current fiscal year, if the contributions are significantly different than previously disclosed amounts. The Statement was effective for financial statements with fiscal years ending after December 15, 2003. For interim-period disclosures, the Statement was effective for interim periods beginning after December 15, 2003. We adopted this Statement for interim-period disclosures with our March 31, 2004 Form 10-Q, and we are adopting the annual disclosures with this June 30, 2004 Form 10-K. The adoption of SFAS No. 132R did not have an impact on our financial condition or results of operations, as it pertains only to disclosure provisions.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance on the appropriate classification for and accounting of financial instruments with characteristics of both liabilities and equity. It requires that financial instruments be classified as a liability (or an asset in certain circumstances) if they are within the scope of the Statement. The Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS No. 150 as of July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or our financial condition.

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 have been adopted and we determined that there are no variable interest entities which would require consolidation or disclosure at this time.

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

            - the potential for loss of larger programs or key customer relationships;

            - the effect of consolidation of customers within key market channels;

            -     the continued solvency of key customers;

            -     the success and cost of new product development efforts;

            -     lack of market acceptance of new products;

            - changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

            -     changes in market trends;

            - the extent to which future business acquisitions are completed and acceptably integrated;

            -     the possible occurrence of product recalls;

            - efficiencies in plant operations, including the ability to optimize overhead utilization in non-food operations;

            -     fluctuations in material costs;

            - maintenance of competitive position with respect to other manufacturers, including import sources of production;

            -     dependence on key personnel;

            -     stability of labor relations;

            -     dependence on contract copackers;

            - effect of governmental regulations, including environmental matters;

            - legislation and litigation affecting the future administration of CDSOA;

            -     changes in income tax laws; and

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our cash and cash equivalents have been maintained only with maturities of 90 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity. As of June 30, 2004, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Lancaster Colony Corporation
Columbus, Ohio

      We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lancaster Colony Corporation and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 4 to the consolidated financial statements, effective in July 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP
-------------------------
    DELOITTE & TOUCHE LLP

Columbus, Ohio
September 8, 2004

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           June 30
                                                                                 --------------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                          2004             2003
-----------------------------------------                                        ---------       ----------
                                     ASSETS

CURRENT ASSETS:
   Cash and equivalents.....................................................     $ 178,503       $  142,847
   Receivables (less allowance for doubtful accounts,
     2004 - $1,819; 2003 - $1,952)..........................................        94,623           88,583

   Inventories:
     Raw materials and supplies.............................................        45,277           42,957
     Finished goods and work in process.....................................       109,799          116,455
                                                                                 ---------       ----------
     Total inventories......................................................       155,076          159,412
   Deferred income taxes and other current assets...........................        22,803           23,543
                                                                                 ---------       ----------
       Total current assets.................................................       451,005          414,385

PROPERTY, PLANT AND EQUIPMENT:
   Land, buildings and improvements.........................................       118,693          118,457
   Machinery and equipment..................................................       354,112          343,419
                                                                                 ---------       ----------
     Total cost.............................................................       472,805          461,876
   Less accumulated depreciation............................................       313,311          300,765
                                                                                 ---------       ----------
       Property, plant and equipment - net..................................       159,494          161,111

OTHER ASSETS:
   Goodwill (net of accumulated amortization,
     2004 and 2003 - $15,136)...............................................        79,187           75,212
   Other intangible assets - net............................................         5,459              435
   Other noncurrent assets..................................................        17,742           16,573
                                                                                 ---------       ----------
         TOTAL..............................................................     $ 712,887       $  667,716
                                                                                 =========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.........................................................     $  47,383       $   41,983
   Accrued liabilities......................................................        45,348           42,940
                                                                                 ---------       ----------
       Total current liabilities............................................        92,731           84,923
OTHER NONCURRENT LIABILITIES................................................        21,576           27,811
DEFERRED INCOME TAXES.......................................................        11,795            7,317
SHAREHOLDERS' EQUITY:
   Preferred stock - authorized 3,050,000 shares;
     Outstanding - none
   Common stock - authorized 75,000,000 shares;
     Outstanding, 2004 -  35,472,163; 2003 - 35,770,663.....................        69,809           65,864
   Retained earnings........................................................       885,161          836,928
   Accumulated other comprehensive loss.....................................        (5,542)          (9,151)
                                                                                 ---------       ----------
     Total..................................................................       949,428          893,641
   Common stock in treasury, at cost........................................      (362,643)        (345,976)
                                                                                 ---------       ----------
   Total shareholders' equity...............................................       586,785          547,665
                                                                                 ---------       ----------
         TOTAL..............................................................     $ 712,887       $  667,716
                                                                                 =========       ==========

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           Years Ended June 30
                                                             ----------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                   2004              2003              2002
---------------------------------------------                -----------      -----------       -----------
NET SALES..............................................      $ 1,096,953      $ 1,106,800       $ 1,129,687
COST OF SALES..........................................          873,267          862,940           876,122
                                                             -----------      -----------       -----------
GROSS MARGIN...........................................          223,686          243,860           253,565
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...........           97,885           99,032           119,196
RESTRUCTURING AND IMPAIRMENT CHARGE....................            1,058            4,885                 -
                                                             -----------      -----------       -----------
OPERATING INCOME.......................................          124,743          139,943           134,369
OTHER INCOME (EXPENSE):
   Interest expense....................................                -                -               (54)
   Other income - Continued Dumping and Subsidy
     Offset Act........................................            1,987           39,177            15,588
   Interest income and other - net.....................            1,734            1,681              (561)
                                                             -----------      -----------       -----------
INCOME BEFORE INCOME TAXES.............................          128,464          180,801           149,342
TAXES BASED ON INCOME..................................           48,462           68,255            57,402
                                                             -----------      -----------       -----------
NET INCOME ............................................      $    80,002      $   112,546       $    91,940
                                                             ===========      ===========       ===========
NET INCOME PER COMMON SHARE:
   Basic and Diluted...................................      $      2.24      $      3.11       $      2.49
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic...............................................           35,708           36,184            36,850
   Diluted.............................................           35,778           36,243            36,910

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended June 30
                                                                 ------------------------------------------
(AMOUNTS IN THOUSANDS)                                              2004           2003           2002
----------------------                                           ----------      ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income................................................    $   80,002      $ 112,546      $   91,940
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization...........................        31,267         31,669          35,287
     (Recovery of) provision for losses on accounts
       receivable............................................        (1,174)           667          16,405
     Deferred income taxes and other noncash charges.........         3,683          2,810          (1,754)
     Restructuring and impairment charge.....................           848          3,824               -
     (Gain) loss on sale of property.........................          (751)            21             144
     Changes in operating assets and liabilities:
       Receivables...........................................        (3,297)        20,100         (17,860)
       Inventories...........................................         5,431        (11,161)         36,136
       Other current assets..................................           121             78             329
       Accounts payable and accrued liabilities..............         3,563            (66)            164
                                                                 ----------      ---------      ----------
         Net cash provided by operating activities...........       119,693        160,488         160,791
                                                                 ----------      ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired........................       (20,568)        (3,000)         (2,250)
   Payments on property additions............................       (18,172)       (29,941)        (22,546)
   Proceeds from sale of property............................         1,341          1,550             336
   Other - net...............................................        (4,632)        (5,771)         (1,699)
                                                                 ----------      ---------      ----------
         Net cash used in investing activities...............       (42,031)       (37,162)        (26,159)
                                                                 ----------      ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends......................................       (31,769)       (28,152)        (26,128)
   Purchase of treasury stock................................       (16,667)       (35,552)        (28,275)
   Common stock issued, including stock issued upon
     exercise of stock options...............................         3,634          4,340           6,265
   Increase (decrease) in cash overdraft balance.............         2,776         (4,503)           (466)
   Payment of short-term bank loans..........................             -              -          (4,500)
   Payments on long-term debt, including acquisition
     debt payoff.............................................             -              -          (3,040)
                                                                 ----------      ---------      ----------
         Net cash used in financing activities...............       (42,026)       (63,867)        (56,144)
                                                                 ----------      ---------      ----------
Effect of exchange rate changes on cash......................            20             10              17
                                                                 ----------      ---------      ----------
Net change in cash and equivalents...........................        35,656         59,469          78,505
Cash and equivalents at beginning of year....................       142,847         83,378           4,873
                                                                 ----------      ---------      ----------
Cash and equivalents at end of year..........................    $  178,503      $ 142,847      $   83,378
                                                                 ==========      =========      ==========

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                   COMMON STOCK                   ACCUMULATED
                                    OUTSTANDING                      OTHER                         TOTAL
(AMOUNTS IN THOUSANDS,           -----------------     RETAINED   COMPREHENSIVE     TREASURY    SHAREHOLDERS'
EXCEPT PER SHARE DATA)            SHARES    AMOUNT     EARNINGS   INCOME (LOSS)       STOCK        EQUITY
----------------------           ------    -------   ----------  -------------     ---------   -------------
BALANCE, JUNE 30, 2001........   37,253    $55,229   $  686,722  $          99     $(282,149)  $     459,901
                                 ------    -------   ----------  -------------     ---------   -------------
Net income....................                           91,940                                       91,940
Translation adjustment........                                              17                            17
Minimum pension liability,
   net of $1,777 tax effect...                                          (2,868)                       (2,868)
                                                                                               -------------
COMPREHENSIVE INCOME..........                                                                        89,089
                                                                                               -------------
Cash dividends - common
   stock ($0.71 per share)....                          (26,128)                                     (26,128)
Purchase of treasury shares...     (869)                                             (28,275)        (28,275)
Shares issued upon
   exercise of stock
   options including
   related tax benefits.......      214      6,690                                                     6,690
                                 ------    -------   ----------  -------------     ---------   -------------
BALANCE, JUNE 30, 2002........   36,598     61,919      752,534         (2,752)     (310,424)        501,277
                                 ------    -------   ----------  -------------     ---------   -------------
Net income....................                          112,546                                      112,546
Translation adjustment........                                              10                            10
Minimum pension liability,
   net of $3,862 tax effect...                                          (6,409)                       (6,409)
                                                                                               -------------
COMPREHENSIVE INCOME..........                                                                       106,147
                                                                                               -------------
Cash dividends - common
   stock ($0.78 per share)....                          (28,152)                                     (28,152)
Purchase of treasury shares...     (948)                                             (35,552)        (35,552)
Shares issued upon
   exercise of stock
   options including
   related tax benefits.......      120      3,945                                                     3,945
                                 ------    -------   ----------  -------------     ---------   -------------
BALANCE, JUNE 30, 2003........   35,770     65,864      836,928         (9,151)     (345,976)        547,665
                                 ------    -------   ----------  -------------     ---------   -------------
Net income....................                           80,002                                       80,002
Translation adjustment........                                              20                            20
Minimum pension liability,
   net of $2,163 tax effect...                                           3,589                         3,589
                                                                                               -------------
COMPREHENSIVE INCOME..........                                                                        83,611
                                                                                               -------------
Cash dividends - common
   stock ($0.89 per share)....                          (31,769)                                     (31,769)
Purchase of treasury shares...     (408)                                             (16,667)        (16,667)
Shares issued upon
   exercise of stock
   options including
   related tax benefits.......      110      3,945                                                     3,945
                                 ------    -------   ----------  -------------     ---------   -------------
BALANCE, JUNE 30, 2004........   35,472    $69,809   $  885,161  $      (5,542)    $(362,643)  $     586,785
                                 ======    =======   ==========  =============     =========   =============

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

   USE OF ESTIMATES

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates included in these consolidated financial statements include allowance for doubtful accounts receivable, net realizable value of inventories, useful lives for the calculation of depreciation and amortization, impairments of long-lived assets, accruals for marketing and merchandising programs, pension and postretirement assumptions, as well as expenses related to distribution and self-insurance. Actual results could differ from those estimates.

   CASH EQUIVALENTS

      We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in other accrued liabilities and totaled $2.8 million and $-0- as of June 30, 2004 and 2003, respectively.

   RECEIVABLES AND THE ALLOWANCE FOR DOUBTFUL ACCOUNTS

      We provide an allowance for doubtful accounts based on the aging of accounts receivable balances, historical write-off experience and on-going reviews of our trade receivables. Measurement of potential losses requires credit review of existing customer relationships, consideration of historical effects of relevant observable data, including present economic conditions such as delinquency rates and the economic health of customers.

   CREDIT RISK

      Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. The carrying amounts of these financial instruments approximate fair value. We place our cash equivalents with high-quality institutions and, by policy, limit the amount of credit exposure to any one institution. Concentration of credit risk with respect to trade accounts receivable is mitigated by having a large and diverse customer base.

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

   LONG-LIVED ASSETS

      We monitor the recoverability of the carrying value of our long-lived assets by periodically considering whether or not indicators of impairment are present. If such indicators are present, we determine if the assets are recoverable by comparing the sum of the undiscounted future cash flows to the assets' carrying amount. Our cash flows are based on historical results adjusted to reflect our best estimate of future market and operating conditions. If the carrying amounts are greater, then the assets are not recoverable. In that instance,

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

we compare the carrying amounts to the fair value to determine the amount of the impairment to be recorded.

   GOODWILL AND INTANGIBLE ASSETS

      In accordance with SFAS No. 142, as of July 1, 2002, goodwill is no longer being amortized. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized over their useful lives. Also in accordance with SFAS No. 142, as of April 30, 2004 and 2003, we completed asset impairment assessments, and such assessments indicated that there was no impairment. We periodically evaluate the future economic benefit of the recorded goodwill and other long-lived assets when events or circumstances indicate potential recoverability concerns. This evaluation is based on consideration of expected future undiscounted cash flows and other operating factors. Carrying amounts are adjusted appropriately when determined to have been impaired. See further discussion and disclosure in Note 4.

   REVENUE RECOGNITION

      We recognize net sales and related cost of sales at the time of shipment of the products, or at the time when all substantial risks of ownership change, if later. Net sales are recorded net of estimated sales discounts, returns and certain sales incentives, including coupons and rebates.

   ADVERTISING EXPENSE

      We expense advertising as it is incurred. Advertising expense represents less than 1% of sales in each of the three years ended June 30, 2004.

   SHIPPING AND HANDLING COSTS

      Shipping and handling costs are included in cost of sales.

   STOCK-BASED EMPLOYEE COMPENSATION PLANS

      At June 30, 2004, we had a stock-based compensation plan, which is described more fully in Note 10. As permitted by SFAS No. 123, as amended by SFAS No. 148, we have elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for our stock-based compensation. Under APB Opinion No. 25, because the exercise price of the stock options was at least equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

      The weighted average per share fair value of options granted during fiscal year 2003 was $7.18.

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

      Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended June 30:

                                                                   2004         2003         2002
                                                                 --------     ---------    --------
Net income....................................  As reported      $ 80,002     $ 112,546    $ 91,940
...............................................  Pro forma        $ 79,595     $ 110,339    $ 91,799
Earnings per Share:
  Basic and Diluted...........................  As reported      $   2.24     $    3.11    $   2.49
  Basic.......................................  Pro forma        $   2.23     $    3.05    $   2.49
  Diluted.....................................  Pro forma        $   2.22     $    3.04    $   2.49

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

   OTHER INCOME

      During the second quarter of fiscal 2004, we recognized as income approximately $2.0 million being distributed to us by the U.S. Customs and Border Protection Service consistent with the terms of the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). In fiscal 2003, approximately $39.2 million received under CDSOA was recognized in the fiscal second quarter. In fiscal 2002, approximately $15.6 million received under CDSOA was recognized in the fiscal third quarter. These amounts are recorded as other income in the accompanying financial statements. See further discussion at Note 13.

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

   COMPREHENSIVE INCOME

      Comprehensive income includes changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income is composed of two subsets - net income and other comprehensive loss. Included in other comprehensive loss are foreign currency translation adjustments for which there are no related income tax effects and a minimum pension liability adjustment which is recorded net of a related tax provision/(benefit) of $2.2 million, ($3.9) million, and ($1.8) million in 2004, 2003 and 2002, respectively. These adjustments are accumulated within the Consolidated Balance Sheet under the caption "Accumulated other comprehensive loss." As of June 30, 2004, 2003 and 2002, accumulated other comprehensive loss was comprised of the following:

                                                                   2004         2003         2002
                                                                 --------     ---------    --------
Cumulative translation adjustments...........................    $   146      $    126     $    116
Minimum pension liability adjustment.........................     (5,688)       (9,277)      (2,868)
                                                                 -------      --------     --------
                                                                 $(5,542)     $ (9,151)    $ (2,752)
                                                                 =======      ========     ========

   BUSINESS SEGMENTS

      The business segments information for 2004, 2003 and 2002 is included in
Note 15 of the consolidated financial statements.

   RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the current year presentation.

   RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with Financial Accounting Standards Board ("FASB") Staff Position No. 106-1, we elected to defer recognizing the effect of the Act on the accounting for our postretirement benefit plans until authoritative accounting guidance was issued. In May 2004, the FASB issued Staff Position No. 106-2, which provided final guidance on accounting for the Act. We will adopt the provisions of the Staff Position No. 106-2 in the fiscal year ended June 30, 2005. Therefore, amounts

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

included in the financial statements related to our postretirement benefit plans do not reflect the effects of the Act. The provisions of the Act are not expected to have a material effect on our results of operations, cash flow or financial position.

      In December 2003, the FASB issued Revised SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132R revises the annual disclosure requirements for pension and postretirement plans to include additional disclosures about assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension and other defined benefit postretirement plans. SFAS No. 132R also revises the interim disclosure requirements to include disclosures of the net periodic benefit costs for each period in which an income statement is presented and the employer's contributions paid and expected to be paid during the current fiscal year, if the contributions are significantly different than previously disclosed amounts. The Statement was effective for financial statements with fiscal years ending after December 15, 2003. For interim-period disclosures, the Statement was effective for interim periods beginning after December 15, 2003. We adopted this Statement for interim-period disclosures with our March 31, 2004 Form 10-Q, and we are adopting the annual disclosures with this June 30, 2004 Form 10-K. The adoption of SFAS No. 132R did not have an impact on our financial condition or results of operations, as it pertains only to disclosure provisions.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance on the appropriate classification for and accounting of financial instruments with characteristics of both liabilities and equity. It requires that financial instruments be classified as a liability (or an asset in certain circumstances) if they are within the scope of the Statement. The Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS No. 150 as of July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or our financial condition.

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The provisions of FIN 46 have been adopted and we determined that there are no variable interest entities which would require consolidation or disclosure at this time.

NOTE 2 - ACQUISITIONS

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

      Under the terms of the purchase agreement, we acquired certain personal and real property including fixed assets, inventory and accounts receivable, and assumed certain liabilities. The purchase price was approximately $21.0 million, including an estimated net asset adjustment of approximately $461,000 as determined under the terms of the purchase agreement. This estimated net asset adjustment is recorded in accounts payable on the Consolidated Balance Sheet at June 30, 2004 and is subject to the review by and agreement of the seller, but we do not expect any significant change to the estimated amount.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The following purchase price allocation is based on the estimated fair value of the net assets acquired:

                            BALANCE SHEET CAPTIONS                                    ALLOCATION
                            ----------------------                                    ----------
Receivables........................................................................   $    1,519
Inventories........................................................................        1,095
Property, Plant and Equipment (as determined by independent appraisal).............       10,062
Goodwill (tax deductible)..........................................................        3,975
Intangibles (as determined by independent appraisal)...............................        5,300
Current Liabilities................................................................         (922)
                                                                                      ----------
  Total Purchase Price.............................................................   $   21,029
Less: Noncash Net Asset Adjustment.................................................         (461)
                                                                                      ----------
  Total Cash Purchase Price........................................................   $   20,568
                                                                                      ==========

      The intangible assets listed in the allocation above consist of $4.1 million of customer lists and $1.2 million of non-compete agreements. The customer lists have been assigned a useful life of twelve years. The non-compete agreements have been assigned a useful life of eight years based on the terms of the non-compete agreement.

      During September 2000, we acquired all of the outstanding stock of Sister Schubert's Homemade Rolls, Inc. for $32.4 million, net of cash acquired. Sister Schubert's is a manufacturer and marketer of frozen, partially baked yeast rolls and related products. We made additional payments of $3.0 million and $2.3 million in fiscal years 2003 and 2002, respectively, as required under the terms of a contingent payment arrangement associated with the Sister Schubert's acquisition. This contingent payment arrangement continued through calendar 2003, but no payment was required in fiscal 2004, the last year of the arrangement.

      These acquisitions were accounted for under the purchase method of accounting and the non-cash aspects have been excluded from the accompanying Consolidated Statements of Cash Flows. The results of operations of these entities have been included in the consolidated financial statements from the dates of acquisition and are immaterial in relation to the consolidated totals.

NOTE 3 - INVENTORIES

      Inventories are valued at the lower of cost or market. Inventories which comprise approximately 6% and 11% of total inventories at June 30, 2004 and 2003, respectively, are costed on a last-in, first-out ("LIFO") basis. Replacement cost for this inventory would have been higher by approximately $3.3 million and $7.4 million at June 30, 2004 and 2003, respectively. Inventories which are costed by various other methods approximate actual cost on a first-in, first-out ("FIFO") basis. During fiscal 2004, 2003 and 2002, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The fiscal 2004, 2003 and 2002 effect of the liquidations was an increase in net earnings of approximately $2.6 million, $4.4 million and $2.0 million after taxes, or approximately $.07, $.12 and $.05 per share, respectively.

      It is not practicable to segregate work in process from finished goods inventories. We estimate, however, that work in process inventories amount to approximately 10% of the combined total of finished goods and work in process inventories at June 30, 2004 and 2003.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill attributable to the Specialty Foods and Automotive segments is $78.2 million and $1.0 million, respectively. The increase in goodwill during the current year is a result of the acquisition of Warren, as discussed in Note 2.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The following tables summarize our identifiable other intangible assets by segment as of June 30, 2004 and 2003:

                                                                                 2004        2003
                                                                                -------     -------
SPECIALTY FOODS
  Trademarks
    Gross carrying value....................................................    $   370     $   370
    Accumulated amortization................................................       (121)       (112)
                                                                                -------     -------
    Net Carrying Value......................................................    $   249     $   258
                                                                                =======     =======
  Customer Lists
    Gross carrying value....................................................    $ 4,100     $     -
    Accumulated amortization................................................       (171)          -
                                                                                -------     -------
    Net Carrying Value......................................................    $ 3,929     $     -
                                                                                =======     =======
  Non-compete Agreements
    Gross carrying value....................................................    $ 1,200     $     -
    Accumulated amortization................................................        (75)          -
                                                                                -------     -------
    Net Carrying Value......................................................    $ 1,125     $     -
                                                                                =======     =======
GLASSWARE AND CANDLES - CUSTOMER LISTS
  Gross carrying value......................................................    $   250     $   250
  Accumulated amortization..................................................        (94)        (73)
                                                                                -------     -------
  Net Carrying Value........................................................    $   156     $   177
                                                                                =======     =======
Total Net Carrying Value....................................................    $ 5,459     $   435
                                                                                =======     =======

      Amortization expense relating to these assets was approximately $276,000, $30,000 and $30,000 for the years ended June 30, 2004, 2003 and 2002, respectively. The amortization expense is estimated to be approximately $522,000 for each of the next five fiscal years.

      The following is a reconciliation assuming goodwill and other intangible assets had been accounted for in accordance with the provisions of SFAS No. 142 in fiscal 2002:

                                                                  2004         2003          2002
                                                                -------      --------      --------
Reported Net Income........................................     $80,002      $112,546      $ 91,940
Add back amortization of goodwill, net of taxes............           -             -         2,552
                                                                -------      --------      --------
Adjusted Net Income........................................     $80,002      $112,546      $ 94,492
                                                                =======      ========      ========
Reported Basic and Diluted Earnings per Share..............     $  2.24      $   3.11      $   2.49
Adjusted Basic and Diluted Earnings per Share..............     $  2.24      $   3.11      $   2.56

NOTE 5 - SHORT-TERM BORROWINGS

      We may borrow up to $125 million under the terms of an unsecured revolving credit facility. The facility expires in February 2006 and contains certain representations, warranties, covenants and conditions customary to credit facilities of this nature. Under terms of the agreement, certain financial ratios influence the extent of the all-in borrowing costs, including interest and ongoing facility fees. At June 30, 2004, we were in compliance with all provisions of the facility and there were no amounts outstanding under the facility.

      As of June 30, 2004, we had an uncommitted line of credit for short-term borrowings from one bank of $25 million. The line of credit has been granted at the discretion of the lending bank and, generally, is subject to periodic review.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 6 - ACCRUED LIABILITIES

      Accrued liabilities at June 30, 2004 and 2003 are composed of:

                                                                               2004          2003
                                                                              -------      --------
Accrued compensation and employee benefits..............................      $29,751      $ 30,047
Accrued marketing and distribution......................................        5,161         5,475
Income and other taxes..................................................        3,308         3,074
Other...................................................................        7,128         4,344
                                                                              -------      --------
Total accrued liabilities...............................................      $45,348      $ 42,940
                                                                              =======      ========

NOTE 7 - LONG-TERM DEBT

      As of June 30, 2004 and 2003, we had no outstanding long-term debt.

      No material debt was assumed for the purchase of property additions in 2004, 2003 and 2002. Cash payments for interest (including interest paid on short-term borrowings) were $-0-, $-0- and $83,000 for 2004, 2003 and 2002, respectively.

NOTE 8 - INCOME TAXES

      We and our domestic subsidiaries file a consolidated Federal income tax return. Taxes based on income for the years ended June 30, 2004, 2003 and 2002, have been provided as follows:

                                                                   2004        2003          2002
                                                                 -------      -------      --------
Currently payable:
  Federal...................................................     $38,844      $60,340      $ 52,952
  State and local...........................................       6,292        7,832         6,709
                                                                 -------      -------      --------
Total current provision.....................................      45,136       68,172        59,661
Deferred Federal, state and local provision (credit)........       3,326           83        (2,259)
                                                                 -------      -------      --------
Total taxes based on income.................................     $48,462      $68,255      $ 57,402
                                                                 =======      =======      ========

      Tax expense resulting from allocating certain tax benefits directly to common stock totaled $311,000, $395,000 and $425,000 for 2004, 2003 and 2002,
respectively. For the years ended June 30, 2004, 2003 and 2002, our effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

                                                                  2004         2003          2002
                                                                 -------      -------       ------
Statutory rate..............................................        35.0%        35.0%        35.0%
State and local income taxes................................         3.2%         2.8%         2.9%
ESOP dividends on allocated shares..........................        (0.4)%          -            -
Other.......................................................        (0.1)%        0.0%         0.5%
                                                                 -------      -------       ------
Effective rate..............................................        37.7%        37.8%        38.4%
                                                                 =======      =======       ======

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 follow:

                                                                               2004         2003
                                                                             --------     ---------
Deferred tax assets (liabilities):
  Inventories...........................................................     $  7,353     $   7,503
  Employee medical and other benefits...................................       11,230        13,615
  Receivable and other allowances.......................................        5,369         5,583
  Other accrued liabilities.............................................        3,457         3,714
                                                                             --------     ---------
Total deferred tax assets...............................................       27,409        30,415
                                                                             --------     ---------
Total deferred tax liabilities - property and other.....................      (19,704)      (17,232)
                                                                             --------     ---------
Net deferred tax asset..................................................     $  7,705     $  13,183
                                                                             ========     =========

      Net current deferred tax assets totaled approximately $19.5 million and $20.5 million for 2004 and 2003, respectively, and were included in deferred income taxes and other current assets. Cash payments for income taxes were approximately $44.1 million, $64.4 million and $61.0 million for 2004, 2003 and 2002, respectively.

NOTE 9 - SHAREHOLDERS' EQUITY

      We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock without par value and 1,150,000 shares of Class C Nonvoting Preferred Stock without par value.

      As authorized by the Board of Directors in February 2000, each share of our outstanding common stock includes a nondetachable stock purchase right that provides, upon becoming exercisable, for the purchase of one-hundredth of a share of Series A Participating Preferred Shares at an exercise price of $185, subject to certain adjustments. Alternatively, once exercisable, each right will also entitle the holder to buy shares of common stock having a market value of twice the exercise price. The rights may be exercised on or after the time when a person or group of persons without the approval of the Board of Directors acquire beneficial ownership of 15% or more of common stock or announce the initiation of a tender or exchange offer which, if successful, would cause such person or group to beneficially own 30% or more of the common stock. The person or group effecting such 15% acquisition or undertaking such tender offer will not be entitled to exercise any rights. If we are acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights. Until the rights become exercisable, they may be redeemed by us at a price of $.01 per right. These rights expire in April 2010 unless earlier redeemed by us under circumstances permitted by the Rights Agreement.

      In May 2000, our Board of Directors approved a share repurchase authorization of 3,000,000 shares of which approximately 375,000 remained authorized for future purchase as of June 30, 2004. In August 2004, our Board of Directors approved a share repurchase authorization of an additional 2,000,000 shares.

NOTE 10 - STOCK OPTIONS

      Under the terms of the 1995 Key Employee Stock Option Plan ("Plan") expiring in August 2005, which was approved by the shareholders in November 1995, we have reserved 3,000,000 common shares for issuance to qualified key employees. All options granted under the Plan are exercisable at prices not less than fair market value as of the date of grant. At June 30, 2004, 1,891,234 shares were available for future grants under the Plan. In general, options granted under the Plan vest immediately and have a maximum term of 10 years.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following summarizes for each of the three years in the period ended June 30, 2004 the activity relating to stock options granted under the 1995 Plan mentioned above as well as those granted under a separate shareholder approved plan that expired in May 1995:

                                               2004                 2003                2002
                                        -------------------   ------------------  -----------------
                                                   WEIGHTED             Weighted            Weighted
                                          NUMBER    AVERAGE    Number    Average   Number    Average
                                            OF     EXERCISE      of     Exercise    of      Exercise
                                          SHARES    PRICE      Shares     Price    Shares    Price
                                        ---------  --------   --------  --------  --------  --------
Outstanding at beginning of period...     496,941  $  34.53    262,979  $  28.42   478,330  $  28.80
  Exercised..........................    (109,877)    33.07   (120,424)    29.34  (214,223)    29.25
  Granted............................           -         -    359,800     37.26         -         -
  Forfeited..........................      (6,400)    35.48     (5,414)    34.73    (1,128)    29.92
                                        ---------  --------   --------  --------  --------  --------
Outstanding at end of the period.....     380,664  $  34.93    496,941  $  34.53   262,979  $  28.42
                                        =========  ========   ========  ========  ========  ========
Exercisable at end of period.........     373,809  $  34.98    466,197  $  34.81   224,547  $  28.93
                                        =========  ========   ========  ========  ========  ========

      The following table summarizes information about the options outstanding at June 30, 2004:

                           OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
----------------------------------------------------------------------------   ------------------------------
                                                       WEIGHTED AVERAGE
                                                   -------------------------
                                                     REMAINING
GRANT                 RANGE OF        NUMBER        CONTRACTUAL     EXERCISE     NUMBER      WEIGHTED AVERAGE
YEARS              EXERCISE PRICES  OUTSTANDING    LIFE IN YEARS     PRICE     EXERCISABLE    EXERCISE PRICE
-----              ---------------  -----------    -------------    --------   -----------   ----------------
1995...........             $22.25        8,994              .59    $  22.25         8,994       $ 22.25
1999...........             $27.13       21,742              .59    $  27.13        21,742       $ 27.13
2001...........      $29.50-$32.45       69,464             1.86    $  29.61        65,139       $ 29.61
2003...........      $37.23-$40.95      280,464             3.75    $  37.26       277,934       $ 37.26

NOTE 11 - PENSION AND OTHER POSTRETIREMENT BENEFITS

  DEFINED BENEFIT PENSION AND POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFIT PLANS

      We and certain of our operating subsidiaries provide multiple defined benefit pension and postretirement medical and life insurance benefit plans. Benefits under the defined benefit pension plans are primarily based on negotiated rates and years of service and cover the union workers at such locations. We contribute to these pension plans at least the minimum amount required by regulation or contract. We recognize the cost of pension plans and postretirement medical and life insurance benefits as the employees render service. Postretirement benefits are funded as incurred. We use a June 30 measurement date for all of our plans. At the end of the year, we discount our plan liabilities using an assumed discount rate. In estimating this rate, we, along with our third-party actuaries, review bond indices and the past history of discount rates.

      The actuarial present value of benefit obligations summarized below was based on the following assumption:

                                                                                       OTHER
                                                        PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                                     ----------------------    -----------------------
                                                       2004          2003        2004           2003
                                                     --------     ---------    --------       --------
WEIGHTED-AVERAGE ASSUMPTION AS OF JUNE 30
Discount rate..................................          6.25%         5.75%       6.25%          5.75%

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

                                                                                                    OTHER
                                                              PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                                     ----------------------------------   --------------------------
                                                       2004          2003        2002       2004     2003     2002
                                                     --------     ---------    --------   --------  -------  -------
Discount rate................................            5.75%         6.95%       7.25%      5.75%    6.95%    7.25%
Expected long-term return on plan assets.....            9.00%         9.00%       9.00%
Health care cost trend rate..................                                                 9.00%    8.00%    6.00%

      Our investment strategy for our defined benefit pension plan assets is to control and manage investment risk through diversification across asset classes and investment styles. By our current corporate guidelines, 50-85% of plan assets may be allocated to equity securities, 15-40% to debt securities and up to 35% to cash. We currently do not expect to make substantial changes in total investment allocation from that of fiscal 2004. We expect that a modest allocation to cash will exist within the plans, because each investment manager is likely to hold limited cash in a portfolio. Our pension plan assets include an investment of shares of our common stock with a market value of $2.9 million and $2.7 million as of June 30, 2004 and 2003, respectively.

      The asset allocation for our pension plans at June 30 by asset category, is as follows:

                           PERCENTAGE OF
                            PLAN ASSETS
                             AT JUNE 30
                         -----------------
ASSET CATEGORY            2004       2003
--------------           ------    -------
Equity securities......      69%        65%
Fixed income...........      31%        35%
                         ------    -------
Total..................     100%       100%
                         ======    =======

      The expected return on pension plan assets is based on our historical experience, our pension plan investment guidelines, and our expectations for long-term rates of return. Our pension plan investment guidelines are established based upon an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments.

      Relevant information with respect to our defined benefit pension and postretirement medical and life insurance benefits as of June 30, can be summarized as follows:

                                                                                      OTHER
                                                        PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                     ----------------------  -----------------------
                                                        2004         2003       2004         2003
                                                     --------     ---------  ----------    ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year........      $ 42,236     $  32,609  $    4,335    $   3,418
Service cost...................................           605           625         253          176
Interest cost..................................         2,376         2,324         240          227
Amendments.....................................             -           854           -            -
Actuarial (gain) loss..........................        (2,446)        7,871         886          985
Benefits paid..................................        (2,365)       (2,047)       (346)        (471)
                                                     --------     ---------  ----------    ---------
Benefit obligation at end of year..............      $ 40,406     $  42,236  $    5,368    $   4,335
                                                     --------     ---------  ----------    ---------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.      $ 30,980     $  29,568  $        -    $       -
Actual return on plan assets...................         3,986           223           -            -
Employer contributions.........................         3,111         3,236         346          471
Benefits paid..................................        (2,365)       (2,047)       (346)        (471)
                                                     --------     ---------  ----------    ---------
Fair value of plan assets at end of year.......      $ 35,712     $  30,980  $        -    $       -
                                                     --------     ---------  ----------    ---------

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      OTHER
                                                        PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                     ----------------------  -----------------------
                                                       2004          2003       2004         2003
                                                     --------     ---------  ----------    ---------
RECONCILIATION OF FUNDED STATUS
Under funded status............................      $ (4,694)    $ (11,256) $   (5,368)   $  (4,335)
Unrecognized net actuarial loss................        10,318        14,916       1,807          957
Unrecognized prior service cost (asset)........         2,663         2,897         (83)         (90)
Unrecognized net transition obligation.........            66           126           -            -
                                                     --------     ---------  ----------    ---------
Prepaid (accrued) benefit cost.................      $  8,353     $   6,683  $   (3,644)   $  (3,468)
                                                     ========     =========  ==========    =========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEETS CONSIST OF
Prepaid benefit cost(1)........................      $  8,353     $   6,683  $        -    $       -
Accrued benefit liability(2)...................       (11,566)      (17,939)     (3,644)      (3,468)
Intangible asset(1)............................         2,402         3,023           -            -
Accumulated other comprehensive loss...........         9,164        14,916           -            -
                                                     --------     ---------  ----------    ---------
Net amount recognized..........................      $  8,353     $   6,683  $   (3,644)   $  (3,468)
                                                     ========     =========  ==========    =========
ACCUMULATED BENEFIT OBLIGATION.................      $ 40,406     $  42,236  $    5,368    $   4,335
                                                     ========     =========  ==========    =========

----------
(1)   Recorded in other noncurrent assets

(2)   Recorded in other noncurrent liabilities

      The following table discloses, in the aggregate, those pension plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

                                                                                 PENSION BENEFITS
                                                                              ---------------------
                                                                                2004         2003
                                                                              -------      --------
Benefit obligations......................................................     $32,910      $ 42,236
Fair value of plan assets at end of year.................................     $28,124      $ 30,980

      SFAS No. 87, "Employers' Accounting for Pensions," requires recognition in the balance sheet of an additional minimum liability for pension plans with accumulated benefit obligation in excess of plan assets. The following table summarizes the effect of this recognition on the balance sheet at June 30:

                                                                  2004          2003         2002
                                                                 -------      -------      --------
Minimum pension (asset) liability...........................     $(6,373)     $10,633      $  7,306
Intangible (liability) asset................................     $  (621)     $   362      $  2,661
Other comprehensive income (loss) net of tax................     $ 3,589      $(6,409)     $ (2,868)
Tax expense (benefit) of other comprehensive income.........     $ 2,163      $(3,862)     $ (1,777)

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The following table summarizes the components of net periodic benefit cost at June 30:

                                                                                         OTHER
                                                       PENSION BENEFITS          POSTRETIREMENT BENEFITS
                                                  ---------------------------    -----------------------
                                                   2004       2003      2002      2004     2003    2002
                                                  -------   -------   -------    ------   ------  ------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.................................     $   605   $   625   $   630    $  253   $  176  $  122
Interest cost................................       2,376     2,324     2,124       240      227     182
Expected return on plan assets...............      (2,508)   (2,564)   (2,794)        -        -       -
Amortization of unrecognized
  net loss (gain)............................         699       125         8        36        -     (34)
Amortization of prior service cost (asset)...         234       267       240        (7)      (7)     (7)
Change in prior service cost due to
  curtailment................................           -       678         -         -        -       -
Amortization of unrecognized net
  obligation (asset) existing at transition..          35       (19)       31         -        -       -
                                                  -------   -------   -------    ------   ------  ------
Net periodic benefit cost....................     $ 1,441   $ 1,436   $   239    $  522   $  396  $  263
                                                  =======   =======   =======    ======   ======  ======

      We have not yet finalized our anticipated funding level for our pension plans for fiscal 2005, but we expect the fiscal 2005 contribution level not to exceed that of fiscal 2004. We expect to contribute approximately $0.4 million to our postretirement benefit plans in fiscal 2005.

      Benefits payments estimated for future years are as follows:

                                        OTHER
                          PENSION   POSTRETIREMENT
                         BENEFITS      BENEFITS
                         --------   --------------
2005.................    $  2,490      $    381
2006.................    $  2,610      $    336
2007.................    $  2,720      $    332
2008.................    $  2,840      $    329
2009.................    $  2,960      $    323
2010 - 2014..........    $ 16,600      $  1,839

      For other postretirement benefit measurement purposes, annual increases in medical costs for fiscal 2004 are assumed to total approximately 12% per year and gradually decline to 5% by approximately the year 2011 and remain level thereafter. Annual increases in medical costs for fiscal 2003 were assumed to total approximately 9% per year and gradually decline to 5% by approximately the year 2011 and remain level thereafter.

      Assumed health care cost rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

                                                                     1-PERCENTAGE-POINT  1-PERCENTAGE-POINT
                                                                          INCREASE            DECREASE
                                                                     ------------------  ------------------
Effect on total of service and interest cost components............        $   54            $    (45)
Effect on postretirement benefit obligation as of June 30, 2004....        $  518            $   (440)

  DEFINED CONTRIBUTION AND OTHER EMPLOYEE PLANS

      We sponsor eight defined contribution plans established pursuant to
Section 401(k) of the Internal Revenue Code. Contributions are determined under various formulas, and we contribute to six such plans. Costs related to such plans totaled approximately $1.0 million for each of the years ended June 30, 2004 and 2003 and $0.9 million for the year ended June 30, 2002.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Certain of our subsidiaries also participate in multiemployer plans that provide pension and postretirement health and welfare benefits to the union workers at such locations. The contributions required by our participation in the multiemployer plans totaled $3.8 million, $3.7 million and $3.4 million in 2004, 2003 and 2002, respectively.

      We also sponsor an Employee Stock Ownership Plan ("ESOP"). Effective January 1, 1998, the ESOP was frozen and all benefit accruals under and further contributions to the ESOP ceased. All participants in the ESOP at that time were immediately 100% vested. We have no further obligation to the ESOP.

      We offer a deferred compensation plan for select employees who may elect to defer a certain percentage of annual compensation. We do not match any contributions. Each participant earns interest based upon the prime rate of interest, adjusted semi-annually, on their respective deferred compensation balance. Participants are paid out upon retirement or termination. Our liability for total deferred compensation and accrued interest was $3.1 million and $2.3 million for the years ended June 30, 2004 and 2003, respectively. Deferred compensation expense amounted to $108,000, $75,000 and $90,000 for the years 2004, 2003 and 2002, respectively.

NOTE 12 - COMMITMENTS

      We have operating leases with initial noncancelable lease terms in excess of one year, covering the rental of various facilities and equipment, which expire at various dates through fiscal 2011. Certain of these leases contain renewal options, some provide options to purchase during the lease term and some require contingent rentals based on usage. The future minimum rental commitments due under these leases are summarized as follows (in thousands): 2005 - $4,518; 2006 - $2,917; 2007 - $1,340; 2008 - $704; 2009 - $550; thereafter - $600.

      Total rent expense, including short-term cancelable leases, during fiscal years ended June 30, 2004, 2003 and 2002 is summarized as follows:

                                                                    2004        2003         2002
                                                                   ------      ------      -------
Operating leases:
  Minimum rentals...............................................   $5,446      $5,126      $ 5,130
  Contingent rentals............................................      381         360          392
Short-term cancelable leases....................................    2,094       2,786        2,706
                                                                   ------      ------      -------
    Total.......................................................   $7,921      $8,272      $ 8,228
                                                                   ======      ======      =======

NOTE 13 - CONTINGENCIES AND ENVIRONMENTAL MATTERS

      At June 30, 2004, we are a party to various legal and environmental matters which have arisen in the ordinary course of business. Such matters did not have a material adverse effect on the current year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.

      During the second quarter of fiscal 2004, we recognized as income approximately $2.0 million being distributed to us by the U.S. Customs and Border Protection Service ("CBP") consistent with the terms of CDSOA. In fiscal 2003, approximately $39.2 million received under CDSOA was recognized in the fiscal second quarter. In fiscal 2002, approximately $15.6 million received under CDSOA was recognized in the fiscal third quarter. These amounts are recorded as other income in the accompanying financial statements. The CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Payments to be received in future years under CDSOA are subject to many variables outside of our control and, accordingly, the related amounts, if any, are not subject to reasonable estimation at the present time. We are aware that certain other candle manufacturers have initiated legal proceedings against the CBP, claiming a right to share in the total proceeds previously paid, or to be paid, to candle manufacturers currently considered eligible recipients under CDSOA. There also exists other litigation initiated by plaintiffs other than candle manufacturers that more broadly challenges various aspects of CDSOA, including its constitutionality. To date, those matters that

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

have been ruled upon by trial courts have been adjudicated in favor of the CBP. However, several matters await ruling at the trial court level or the results of plaintiff's appeal to the applicable Federal appeals court. If the CBP is ultimately unable to prevail in these matters, it might become asserted that the payments we have received should be reduced by an undetermined amount through either smaller future distributions or refunds to the CBP.

      Certain of our automotive accessory products carry explicit limited warranties that extend from 12 months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring obligations under the warranty plans. The warranty accrual as of June 30, 2004 and 2003 is immaterial to our financial condition, and the change in the accrual for the current year of fiscal 2004 is immaterial to our results of operations and cash flows.

NOTE 14 - RESTRUCTURING AND IMPAIRMENT CHARGE

      In the fourth quarter of fiscal 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. Approximately 110 hourly and salary employees were impacted by this shutdown. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. The cash costs associated with this closure totaled approximately $0.3 million and included termination benefits and other closing costs, such as costs to remove and relocate certain equipment, costs to prepare the building for sale, and various other charges. Approximately $0.8 million of the restructuring and impairment charge relates to this facility's impairment of property, plant and equipment.

      An analysis of our Waycross restructuring activity and the related liability in the Automotive segment is as follows:

                                                            2004           2004          ACCRUAL AT
                                                           CHARGE      CASH OUTLAYS    JUNE 30, 2004
                                                           -------     ------------    -------------
RESTRUCTURING AND IMPAIRMENT CHARGE
  Employee Separation Costs............................    $   233     $       (128)   $        105
  Other Costs..........................................         39               (5)             34
                                                           -------     ------------    ------------
  Subtotal.............................................        272     $       (133)   $        139
                                                                       ============    ============
  Asset Impairment.....................................        786
                                                           -------
    Total Restructuring and Impairment Charge..........    $ 1,058
                                                           =======

      The restructuring accrual is located in account payable and accrued liabilities at June 30, 2004. We expect that the remaining cash outlays for this plan will occur over the next fiscal year.

      In fiscal 2003, we recorded a restructuring and impairment charge of approximately $4.9 million ($3.0 million after taxes) related to the consolidation of certain glass manufacturing operations. The charge consisted of employee separation costs, pension curtailment costs, closure and cleanup costs, and the writedown of property, plant and equipment having no future utility as a result of the restructuring decision. The plant consolidation was substantially completed by June 2003.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      An analysis of this restructuring activity and the related liability within the Glassware and Candles segment is as follows:

                                            2003       2003        ACCRUAL AT       2004       ACCRUAL AT
                                           CHARGE  CASH OUTLAYS  JUNE 30, 2003  CASH OUTLAYS  JUNE 30, 2004
                                           ------  ------------  -------------  ------------  -------------
RESTRUCTURING AND IMPAIRMENT CHARGE
  Employee Separation Costs............    $1,063  $       (974) $          89  $        (68) $          21
  Closing and Cleanup Costs............       201           (87)           114            (9)           105
                                           ------  ------------  -------------  ------------  -------------
  Subtotal.............................     1,264  $     (1,061) $         203  $        (77) $         126
                                                   ============  =============  ============  =============
  Property and Equipment Impairment....     2,943
  Pension Curtailment..................       678
                                           ------
    Total Restructuring and
     Impairment Charge.................    $4,885
                                           ======

NOTE 15 - BUSINESS SEGMENTS INFORMATION

      We have evaluated our operations in accordance with SFAS No. 131 and have determined that the business is separated into three distinct operating and reportable product categories: "Specialty Foods," "Glassware and Candles" and "Automotive."

      SPECIALTY FOODS - includes the production and marketing of a family of pourable and refrigerated produce salad dressings, croutons, sauces, refrigerated produce vegetable and fruit dips, chip dips, dry and frozen pasta and egg noodles, caviar, frozen ready-to-bake pies, frozen hearth-baked breads, and frozen yeast rolls. Salad dressings, sauces, croutons, frozen pasta and egg noodles, frozen bread products and frozen yeast rolls are sold to both retail and foodservice markets. The remaining products of this business segment are primarily directed to retail markets.

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

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The following sets forth certain financial information attributable to our business segments for the three years ended June 30, 2004, 2003 and 2002:

                                                          2004            2003              2002
                                                       -----------     -----------      -----------
NET SALES(1)
  Specialty Foods.................................     $   639,226     $   609,994      $   579,940
  Glassware and Candles...........................         231,125         251,437          314,591
  Automotive......................................         226,602         245,369          235,156
                                                       -----------     -----------      -----------
      Total.......................................     $ 1,096,953     $ 1,106,800      $ 1,129,687
                                                       ===========     ===========      ===========
OPERATING INCOME
  Specialty Foods.................................     $   109,391     $   116,068      $   113,710
  Glassware and Candles...........................           9,298          12,432           10,547
  Automotive......................................          11,980          17,351           15,489
  Corporate Expenses..............................          (5,926)         (5,908)          (5,377)
                                                       -----------     -----------      -----------
      Total.......................................     $   124,743     $   139,943      $   134,369
                                                       ===========     ===========      ===========
IDENTIFIABLE ASSETS(1)
  Specialty Foods.................................     $   221,953     $   194,254      $   182,819
  Glassware and Candles...........................         186,334         205,651          224,819
  Automotive......................................         106,191         103,685          104,872
  Corporate.......................................         198,409         164,126          106,195
                                                       -----------     -----------      -----------
      Total.......................................     $   712,887     $   667,716      $   618,705
                                                       ===========     ===========      ===========
CAPITAL EXPENDITURES
  Specialty Foods.................................     $     8,790     $    14,355      $     4,513
  Glassware and Candles...........................           4,359           7,587           13,881
  Automotive......................................           4,843           7,910            4,138
  Corporate.......................................             180              89               14
                                                       -----------     -----------      -----------
      Total.......................................     $    18,172     $    29,941      $    22,546
                                                       ===========     ===========      ===========
DEPRECIATION AND AMORTIZATION(2)
  Specialty Foods.................................     $     9,015     $     8,227      $    10,567
  Glassware and Candles...........................          14,313          15,756           16,201
  Automotive......................................           7,776           7,539            8,299
  Corporate.......................................             163             147              220
                                                       -----------     -----------      -----------
      Total.......................................     $    31,267     $    31,669      $    35,287
                                                       ===========     ===========      ===========

-----------
(1)   Net sales and long-lived assets are predominantly domestic.

(2) Includes goodwill and other amortization of approximately $2.8 million for 2002 recorded under the caption "Interest income and other - net" in the accompanying Consolidated Statements of Income.

      Combined net sales from the three segments attributable to Wal-Mart Stores, Inc. totaled approximately $131 million or 12% of consolidated fiscal 2004 net sales; $137 million or 12% of consolidated fiscal 2003 net sales and $143 million or 13% of consolidated net sales in fiscal 2002.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                            DILUTED
                                                NET            GROSS            NET        EARNINGS
                                               SALES           MARGIN         INCOME      PER SHARE(5)
                                            -----------     ----------      ---------    -------------
2004
FIRST QUARTER(1).......................     $   266,652     $   55,807      $  19,700    $         .55
SECOND QUARTER(2)......................         291,196         65,051         26,650              .74
THIRD QUARTER(3).......................         269,463         49,804         16,045              .45
FOURTH QUARTER(4)......................         269,642         53,024         17,607              .49
                                            -----------     ----------      ---------    -------------
     YEAR..............................     $ 1,096,953     $  223,686      $  80,002    $        2.24
                                            ===========     ==========      =========    =============
2003
First quarter..........................     $   275,821     $   57,686      $  20,556    $         .56
Second quarter(6)......................         307,669         74,232         51,979             1.43
Third quarter(7).......................         259,535         53,573         18,047              .50
Fourth quarter(8)......................         263,775         58,369         21,964              .61
                                            -----------     ----------      ---------    -------------
     Year..............................     $ 1,106,800     $  243,860      $ 112,546    $        3.11
                                            ===========     ==========      =========    =============

---------
(1) Included in the first quarter's earnings is income of approximately $1.0 million, net of taxes, or approximately $.03 per share related to the liquidation of certain LIFO inventories carried at prior years' lower costs.

(2) Included in the second quarter's earnings are a) income of approximately $0.7 million, net of taxes, or approximately $.02 per share related to the liquidation of certain LIFO inventories carried at prior years' lower costs, b) income of approximately $1.2 million, net of taxes, or approximately $.03 per share related to funds received under the Continued Dumping and Subsidy Offset Act of 2000, and c) income of approximately $0.8 million, net of taxes, or approximately $.02 per share related to the recovery of bad debts previously written off.

(3) Included in the third quarter's earnings is income of approximately $0.5 million, net of taxes, or approximately $.01 per share related to the liquidation of certain LIFO inventories carried at prior years' lower costs.

(4) Included in the fourth quarter's earnings are a) a restructuring charge of approximately $0.7 million, net of taxes, or approximately $.02 per share related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia, and b) income of approximately $0.5 million, net of taxes, or approximately $.01 per share related to the liquidation of certain LIFO inventories carried at prior years' lower costs.

(5)   Quarterly diluted earnings per share do not add due to rounding.

(6) Included in the second quarter's earnings are a) a restructuring charge of approximately $3.0 million, net of taxes, or approximately $.08 per share related to the restructuring of some of our glass manufacturing facilities, b) income of approximately $1.7 million, after taxes, or approximately $.05 per share related to the liquidation of certain LIFO inventories carried at prior years' lower costs and c) income of approximately $24.5 million, net of taxes, or approximately $.67 per share related to funds received under the Continued Dumping and Subsidy Offset Act of 2000.

(7) Included in the third quarter's earnings is income of approximately $1.5 million, net of taxes, or approximately $.04 per share related to the liquidation of certain LIFO inventories carried at prior years' lower costs.

(8) Included in the fourth quarter's earnings is income of approximately $1.2 million, net of taxes, or approximately $.03 per share related to the liquidation of certain LIFO inventories carried at prior years' lower costs.

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

PART III

      Items 10 through 14 are incorporated herein by reference to the sections captioned "Nomination and Election of Directors," "Executive Compensation," "Security Ownership of Certain Beneficial Owners" "Certain Relationships and Related Transactions" and "Audit and Related Fees" in the Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held November 15, 2004 and to the "Supplementary Item" in Part I of this Annual Report on Form 10-K captioned "Executive Officers of the Registrant."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements. The following consolidated financial statements as of June 30, 2004 and 2003 and for each of the three years in the period ended June 30, 2004 together with the report thereon of Deloitte & Touche LLP dated September 8, 2004 are included in Item 8 of this report:

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets as of June 30, 2004 and 2003

      Consolidated Statements of Income for the years ended June 30, 2004, 2003 and 2002

      Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002

      Consolidated Statements of Shareholders' Equity for the years ended June 30, 2004, 2003 and 2002

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

      (b) Reports on Form 8-K. A report, dated April 29, 2004, on Form 8-K was filed with the SEC on April 29, 2004, pursuant to Items 7 and 12, announcing the financial results for the three and nine months ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of September, 2004.

                                        LANCASTER COLONY CORPORATION
                                        ----------------------------------------
                                                 (Registrant)

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

               SIGNATURES                                   TITLE                               DATE
               ----------                                   -----                               ----
/s/JOHN B. GERLACH, JR.                                   Chairman,                      September 9, 2004
----------------------------------------          Chief Executive Officer,
   John B. Gerlach, Jr.                            President and Director

/s/JOHN L. BOYLAN                                  Treasurer, Vice President,            September 9, 2004
----------------------------------------             Assistant Secretary,
   John L. Boylan                                   Chief Financial Officer
                                                   (Principal Financial and
                                               Accounting Officer) and Director

/s/KERRII B. ANDERSON                                     Director                       September 7, 2004
----------------------------------------
   Kerrii B. Anderson

/s/JAMES B. BACHMANN                                      Director                       September 3, 2004
----------------------------------------
   James B. Bachmann

/s/ROBERT L. FOX                                          Director                       September 3, 2004
----------------------------------------
   Robert L. Fox

/s/ROBERT S. HAMILTON                                     Director                       September 3, 2004
----------------------------------------
   Robert S. Hamilton

/s/EDWARD H. JENNINGS                                     Director                       September 10, 2004
----------------------------------------
   Edward H. Jennings

/s/HENRY M. O'NEILL, JR.                                  Director                       September 3, 2004
----------------------------------------
   Henry M. O'Neill, Jr.

/s/ZUHEIR SOFIA                                           Director                       September 6, 2004
----------------------------------------
   Zuheir Sofia

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 2004

                  COLUMN A                           COLUMN B       COLUMN C           COLUMN D         COLUMN E
                  --------                           --------       --------           --------         --------
                                                                    ADDITIONS
                                                    BALANCE AT      CHARGED TO                          BALANCE
                                                    BEGINNING        COSTS AND                           AT END
                DESCRIPTION                          OF YEAR         EXPENSES        DEDUCTIONS(A)       OF YEAR
                -----------                         ----------      ----------       -------------      --------
Reserves deducted from asset to which they
 apply - Allowance for doubtful accounts
 (amounts in thousands):
   Year ended June 30, 2002.....................    $    3,167      $   16,405(B)    $      16,158(B)   $  3,414
                                                    ==========      ==========       =============      ========
   Year ended June 30, 2003.....................    $    3,414      $      667       $       2,129      $  1,952
                                                    ==========      ==========       =============      ========
   Year ended June 30, 2004.....................    $    1,952      $   (1,174)(C)   $      (1,041)(C)  $  1,819
                                                    ==========      ==========       =============      ========

NOTES:

(A)   Represents uncollectible accounts written off net of recoveries.

(B) Included in fiscal 2002 is a provision and write-off for bad debt of approximately $14.3 million related to the bankruptcy filing of Kmart Corporation in January 2002.

(C) Includes recovery of previously written off bad debt related to Kmart Corporation of approximately $1.8 million.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                                  JUNE 30, 2004
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                      DESCRIPTION                                        LOCATED AT
-------                                     -----------                                      --------------
  3.1        Certificate of Incorporation of the registrant approved by
             the shareholders November 18, 1991...........................................         (h)

   .2        Certificate of Amendment to the Articles of Incorporation approved by
             the shareholders November 16, 1992...........................................         (h)

   .3        Certificate of Amendment to the Articles of Incorporation approved by
             the shareholders November 17, 1997...........................................         (h)

   .4        By-laws of the registrant as amended through November 18, 1991...............         (a)

   .5        Certificate of Designation, Rights and Preferences of the Series A
             Participating Preferred Stock of Lancaster Colony Corporation................         (b)

  4.1        Specimen Certificate of Common Stock.........................................         (k)

   .2        Rights Agreement dated as of April 20, 2000 between Lancaster
             Colony Corporation and The Huntington Trust Company, N.A.....................         (j)

   .3        Credit Agreement dated as of February 13, 2001 among Lancaster
             Colony Corporation, The Lenders and Bank One, NA, as Agent...................         (l)

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

   .5        Key Employee Severance Agreement between Lancaster Colony
             Corporation and John L. Boylan...............................................         (f)

   .6        1995 Key Employee Stock Option Plan..........................................         (g)

   .7        Key Employee Severance Agreement between Lancaster Colony
             Corporation and Bruce L. Rosa................................................         (i)

   .8        Lancaster Colony Corporation Executive Employee Deferred
             Compensation Plan............................................................         (k)

   .9        Description of Registrant's Executive Bonus Arrangements.....................   Filed herewith

 14.         Code of Ethics...............................................................   Filed herewith

 21.         Significant Subsidiaries of Registrant.......................................   Filed herewith

 23.         The consent of Deloitte & Touche LLP to the incorporation by reference in Registration Statements No. 33-39102 and 333-01275 on Form S-8
             of their reports dated September 8, 2004, appearing in and incorporated by reference in this Annual Report on Form 10-K of Lancaster Colony
             Corporation for the year ended June 30, 2004.................................   Filed herewith

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

----------

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

(g) Indicates the exhibit is incorporated by reference from the Lancaster Colony Corporation filing on Form S-8 of its 1995 Key Employee Stock Option Plan (Registration Statement No. 333-01275).

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

(m) Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 2003.