Form 10-Q
period 2004-09-30
LANCASTER COLONY CORP
filed 2004-11-09
CIK 57515

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

      As of October 29, 2004, there were approximately 35,101,000 shares of Common Stock, no par value per share, outstanding.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
             Consolidated Balance Sheets - September 30, 2004 and June 30, 2004 Consolidated Statements of Income - Three Months Ended September 30, 2004 and 2003
             Consolidated Statements of Cash Flows - Three Months Ended September 30, 2004 and 2003
             Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4.   Controls and Procedures

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.   Exhibits

SIGNATURES

INDEX TO EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30         JUNE 30
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                                 2004              2004
 ---------------------------------------                                              ------------        ---------
                                                                                       (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
   Cash and equivalents ........................................................        $ 168,136         $ 178,503
   Receivables - (less allowance for doubtful accounts,
     September - $1,961 and June - $1,819) .....................................          115,764            94,623
   Inventories:
     Raw materials and supplies ................................................           46,953            45,277
     Finished goods and work in process ........................................          107,140           109,799
                                                                                        ---------         ---------
       Total inventories .......................................................          154,093           155,076

   Deferred income taxes and other current assets ..............................           26,774            22,803
                                                                                        ---------         ---------
       Total current assets ....................................................          464,767           451,005

 PROPERTY, PLANT AND EQUIPMENT:
   Land, buildings and improvements ............................................          119,154           118,693
   Machinery and equipment .....................................................          355,698           354,112
                                                                                        ---------         ---------
       Total cost ..............................................................          474,852           472,805

   Less accumulated depreciation ...............................................          319,652           313,311
                                                                                        ---------         ---------
       Property, plant and equipment - net .....................................          155,200           159,494

 OTHER ASSETS:
   Goodwill - (net of accumulated amortization,
     September and June - $15,136) .............................................           79,218            79,187
   Other intangible assets - net ...............................................            5,329             5,459
   Other noncurrent assets .....................................................           20,906            17,742
                                                                                        ---------         ---------

       TOTAL ...................................................................        $ 725,420         $ 712,887
                                                                                        =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ............................................................        $  46,974         $  47,383
   Accrued liabilities .........................................................           58,447            45,348
                                                                                        ---------         ---------
       Total current liabilities ...............................................          105,421            92,731

OTHER NONCURRENT LIABILITIES ...................................................           22,609            21,576

DEFERRED INCOME TAXES ..........................................................           11,544            11,795

SHAREHOLDERS' EQUITY:
   Preferred stock - authorized 3,050,000 shares;
     outstanding - none
   Common stock - authorized 75,000,000 shares; outstanding -
     September 30, 2004 - 35,198,937 shares;
     June 30, 2004 - 35,472,163 shares .........................................           70,836            69,809
   Retained earnings ...........................................................          895,424           885,161
   Accumulated other comprehensive loss ........................................           (5,544)           (5,542)
                                                                                        ---------         ---------
       Total ...................................................................          960,716           949,428
   Common stock in treasury, at cost ...........................................         (374,870)         (362,643)
                                                                                        ---------         ---------
   Total shareholders' equity ..................................................          585,846           586,785
                                                                                        ---------         ---------

       TOTAL ...................................................................        $ 725,420         $ 712,887
                                                                                        =========         =========

      See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)         2004            2003
 -------------------------------------------        --------        --------
NET SALES .....................................     $281,484        $266,652

COST OF SALES .................................      227,467         210,845
                                                    --------        --------

GROSS MARGIN ..................................       54,017          55,807

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...       24,776          24,169

RESTRUCTURING AND IMPAIRMENT CHARGE ...........          442               -
                                                    --------        --------

OPERATING INCOME ..............................       28,799          31,638

INTEREST INCOME AND OTHER - NET ...............          627             346
                                                    --------        --------

INCOME BEFORE INCOME TAXES ....................       29,426          31,984

TAXES BASED ON INCOME .........................       11,048          12,284
                                                    --------        --------

NET INCOME ....................................     $ 18,378        $ 19,700
                                                    ========        ========

NET INCOME PER COMMON SHARE:

   Basic and Diluted ..........................     $    .52        $    .55

CASH DIVIDENDS PER COMMON SHARE ...............     $    .23        $    .20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

   Basic ......................................       35,355          35,763
   Diluted ....................................       35,408          35,831

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30
(AMOUNTS IN THOUSANDS)                                                  2004              2003
 --------------------                                                 ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................     $  18,378         $  19,700
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization ..............................         8,499             7,432
     (Recovery of) provision for losses on accounts receivable...          (688)              201
     Deferred income taxes and other noncash charges ............           382             1,087
     Restructuring and impairment charge ........................            45               (48)
     Gain on sale of property ...................................           (42)             (744)
     Changes in operating assets and liabilities:
       Receivables ..............................................       (20,453)          (17,130)
       Inventories ..............................................           920            (8,249)
       Other current assets .....................................        (2,853)           (2,175)
       Accounts payable and accrued liabilities .................         9,613            15,651
                                                                      ---------         ---------
         Net cash provided by operating activities ..............        13,801            15,725
                                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments on property additions ...............................        (2,866)           (6,677)
   Proceeds from sale of property ...............................           304             1,128
   Other - net ..................................................        (5,356)             (923)
                                                                      ---------         ---------
         Net cash used in investing activities ..................        (7,918)           (6,472)
                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock ...................................       (12,227)           (1,056)
   Payment of dividends .........................................        (8,115)           (7,150)
   Increase in cash overdraft balance ...........................         3,104             1,309
   Proceeds from the exercise of stock options ..................           990               420
                                                                      ---------         ---------
         Net cash used in financing activities ..................       (16,248)           (6,477)
                                                                      ---------         ---------

Effect of exchange rate changes on cash .........................            (2)               10
                                                                      ---------         ---------
Net change in cash and equivalents ..............................       (10,367)            2,786
Cash and equivalents at beginning of year .......................       178,503           142,847
                                                                      ---------         ---------
Cash and equivalents at end of period ...........................     $ 168,136         $ 145,633
                                                                      =========         =========

SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:
   Cash paid during the period for income taxes .................     $     822         $   1,254
                                                                      =========         =========

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION

      The interim consolidated financial statements are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended June 30, 2004. Certain prior year amounts have been reclassified to conform with the current year presentation.

      During the three months ended September 30, 2004 and 2003, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation for the three months ended September 30, 2004 was an increase in pretax income of approximately $0.4 million, or approximately $.01 per share after taxes. The effect of the liquidation for the three months ended September 30, 2003 was an increase in pretax income of approximately $1.6 million, or approximately $.03 per share after taxes.

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

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30
                                                          2004             2003
                                                        --------         --------
Net income as reported .............................    $ 18,378         $ 19,700
Less:  Total stock-based employee compensation
 expense determined under fair-value-based method
 for all awards, net of related tax effects ........         (32)            (102)
                                                        --------         --------
Pro forma net income ...............................    $ 18,346         $ 19,598
                                                        ========         ========
Net income per common share - basic and diluted
 as reported and pro forma .........................    $    .52         $    .55

NOTE 2 - ACQUISITION

      On December 12, 2003, we completed the acquisition of substantially all the operating assets of Warren Frozen Foods, Inc. ("Warren"), a privately owned producer and marketer of frozen noodle and pasta products based in Altoona, Iowa. Warren has a well-recognized presence in the industrial and foodservice markets and complements our existing frozen noodle operation, which has a greater presence in retail markets. Warren is reported in our Specialty Foods segment, and its results of operations have been included in our consolidated statement of income since December 12, 2003.

      Under the terms of the purchase agreement, we acquired certain personal and real property including fixed assets, inventory and accounts receivable, and assumed certain liabilities. The purchase price was approximately $21.1 million, including a net asset adjustment of approximately $492,000 as determined under the terms of the purchase agreement. The initial estimate of the net asset adjustment was $461,000 and was recorded in accounts payable on the Consolidated Balance Sheet at June 30, 2004. This estimate was subject to the review by and agreement of the seller. As a result of this review, an additional $31,000 was included in accounts payable on the Consolidated Balance Sheet at September 30, 2004. No further adjustments to the purchase price are expected.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with Financial Accounting Standards Board ("FASB") Staff Position No. 106-1, we elected to defer recognizing the effect of the Act on the accounting for our postretirement benefit plans until authoritative accounting guidance was issued. In May 2004, the FASB issued Staff Position No. 106-2, which provided final guidance on accounting for the Act. We adopted the provisions of the Staff Position No. 106-2 as of July 1, 2004. The provisions of the Act did not have a material effect on our results of operations, cash flow or financial position.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill attributable to the Specialty Foods and Automotive segments was $78.2 million and $1.0 million, respectively, at September 30, 2004.

      The following table summarizes our segment identifiable other intangible assets as of September 30, 2004 and June 30, 2004:

                                           SEPTEMBER 30       JUNE 30
                                               2004            2004
                                           ------------       -------
SPECIALTY FOODS
  Trademarks
    Gross carrying value .............        $   370         $   370
    Accumulated amortization .........           (124)           (121)
                                              -------         -------
    Net Carrying Value ...............        $   246         $   249
                                              =======         =======
  Customer Lists
    Gross carrying value .............        $ 4,100         $ 4,100
    Accumulated amortization .........           (256)           (171)
                                              -------         -------
    Net Carrying Value ...............        $ 3,844         $ 3,929
                                              =======         =======
  Non-compete Agreements
    Gross carrying value .............        $ 1,200         $ 1,200
    Accumulated amortization .........           (112)            (75)
                                              -------         -------
    Net Carrying Value ...............        $ 1,088         $ 1,125
                                              =======         =======
GLASSWARE AND CANDLES - CUSTOMER LISTS
  Gross carrying value ...............        $   250         $   250
  Accumulated amortization ...........            (99)            (94)
                                              -------         -------
  Net Carrying Value .................        $   151         $   156
                                              =======         =======

Total Net Carrying Value .............        $ 5,329         $ 5,459
                                              =======         =======

      Amortization expense relating to these assets was approximately $130,000 and $7,000 for the quarters ended September 30, 2004 and 2003, respectively. Total annual amortization expense is estimated to be approximately $522,000 for each of the next five fiscal years.

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

      The following chart discloses net periodic benefit cost for our pension and postretirement plans:

                                                                                    OTHER
                                                   PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                                   ----------------         -----------------------
                                                     THREE MONTHS                THREE MONTHS
                                                         ENDED                      ENDED
                                                     SEPTEMBER 30                SEPTEMBER 30
                                                  2004          2003          2004          2003
                                                  -----         -----         -----         -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ................................     $ 138         $ 151         $  34         $  63
Interest cost ...............................       633           594            81            60
Expected return on plan assets ..............      (694)         (627)            -             -
Amortization of unrecognized net loss .......       102           175            19             9
Amortization of prior service cost (asset)...        59            58            (2)           (2)
Amortization of unrecognized net
  obligation existing at transition .........         9             9             -             -
                                                  -----         -----         -----         -----

Net periodic benefit cost ...................     $ 247         $ 360         $ 132         $ 130
                                                  =====         =====         =====         =====

      For the three months ended September 30, 2004, we have made $0.1 million in contributions to our pension plans. We expect to make approximately $0.9 million more in contributions to our pension plans during the remainder of this fiscal year.

      For the three months ended September 30, 2004, we have made approximately $0.1 million in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.3 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of this fiscal year.

NOTE 6 - RESTRUCTURING AND IMPAIRMENT CHARGE

      In the fourth quarter of fiscal 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. During the three months ended September 30, 2004, we recorded an additional restructuring and impairment charge of $0.4 million for costs incurred during that period. Approximately $0.3 million of this charge results in cash outlays and consists of other closing costs, such as costs to remove and relocate certain equipment, costs to prepare the building for sale, and various other charges.

      An analysis of our first quarter fiscal 2005 restructuring activity and the related remaining liability within the Automotive segment is as follows:

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                 ACCRUAL AT     ----------------------    ACCRUAL AT
                                                JUNE 30, 2004   CHARGE    CASH OUTLAYS  SEPT. 30, 2004
                                                -------------   ------    ------------  --------------
RESTRUCTURING AND IMPAIRMENT CHARGE
  Employee Separation Costs ....................     $105        $  -        $ (94)          $11
  Other Costs ..................................       34         307         (298)           43
                                                     ----        ----        -----           ---
  Subtotal .....................................     $139         307        $(392)          $54
                                                     ====                    =====           ===
  Asset Impairment and Other Noncash Charges....                  135
                                                                 ----
    Total Restructuring and Impairment Charge...                 $442
                                                                 ====

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The restructuring accrual is located in accounts payable and accrued liabilities at September 30, 2004. We expect that the remaining cash outlays for this plan will occur over this fiscal year.

NOTE 7 - BUSINESS SEGMENT INFORMATION

      The following summary financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2004 consolidated financial statements:

                                    THREE MONTHS ENDED
                                      SEPTEMBER 30
                                 2004              2003
                               ---------         ---------
NET SALES
  Specialty Foods ........     $ 160,609         $ 154,817
  Glassware and Candles...        63,732            56,126
  Automotive .............        57,143            55,709
                               ---------         ---------
    Total ................     $ 281,484         $ 266,652
                               =========         =========

OPERATING INCOME
  Specialty Foods ........     $  27,379         $  26,313
  Glassware and Candles...         1,079             3,106
  Automotive .............         2,256             3,651
  Corporate Expenses .....        (1,915)           (1,432)
                               ---------         ---------
    Total ................     $  28,799         $  31,638
                               =========         =========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      At September 30, 2004, we are a party to various claims and litigation which have arisen in the ordinary course of business. Such matters did not have a material effect on the current fiscal year-to-date results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.

      Certain of our automotive accessory products carry explicit limited warranties that extend from twelve months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of September 30, 2004 and June 30, 2004 is immaterial to our financial condition, and the change in the accrual for the current quarter of fiscal 2005 is immaterial to our results of operations and cash flows.

NOTE 9 - COMPREHENSIVE INCOME

      Total comprehensive income for the quarters ended September 30, 2004 and 2003 was approximately $18.4 million and $19.9 million, respectively. The September 30, 2004 and 2003 comprehensive income primarily consists of net income and foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                         (TABULAR DOLLARS IN THOUSANDS)

OVERVIEW

      We are a diversified manufacturer and marketer of consumer products including specialty foods for the retail and foodservice markets; glassware and candles for the retail, industrial, floral and foodservice markets; and automotive accessories for the original equipment market and aftermarket.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important in understanding the results of our operations for the three months in the period ended September 30, 2004 and our financial condition as of September 30, 2004. Our fiscal year begins on July 1 and ends on June 30. In the discussion that follows, we analyze the results of our operations for the last three months, including the trends in the overall business, followed by a discussion of our financial condition.

      The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, all included elsewhere herein. The forward-looking statements in this section and other parts of this document involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

      On December 12, 2003, we purchased substantially all the operating assets of Warren Frozen Foods, Inc. ("Warren"), a privately owned producer and marketer of frozen noodle and pasta products. Warren is reported in our Specialty Foods segment. This acquisition's final purchase price was approximately $21.1 million, including a net asset adjustment of approximately $492,000 as determined under the terms of the purchase agreement, and this transaction is discussed in further detail in Note 2 to the consolidated financial statements.

      On April 27, 2004, we announced our intent to close our automotive floor mat manufacturing facility located in Waycross, Georgia. In fiscal 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes). During the three months ended September 30, 2004, we recorded an additional restructuring and impairment charge of $0.4 million for costs incurred during that period. See further discussion in Note 6 to the consolidated financial statements.

      The following is an overview of our consolidated operating results for the three months ended September 30, 2004.

      Net sales for the first quarter ended September 30, 2004 increased 6% to a record level of $281.5 million from the prior year first quarter total of $266.7 million. Gross margin decreased 3% to $54.0 million from the prior year comparable total of $55.8 million. Net income for the current year first quarter was $18.4 million or $.52 per diluted share.

      Our first quarter results continue to reflect an environment of generally heightened competition and higher raw material costs. To date, we have found our opportunities to increase prices to be limited and generally not sufficient to offset the impact of higher raw material costs. We have been able to maintain a strong balance sheet with no debt throughout this period.

RESULTS OF CONSOLIDATED OPERATIONS

      NET SALES AND GROSS MARGIN

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30
                                            2004             2003                  CHANGE
                                          --------         --------         ---------------------
NET SALES

  Specialty Foods ...................     $160,609         $154,817         $  5,792          4%

  Glassware and Candles .............       63,732           56,126            7,606         14%

  Automotive ........................       57,143           55,709            1,434          3%
                                          --------         --------         --------         --

    Total ...........................     $281,484         $266,652         $ 14,832          6%
                                          ========         ========         ========         ==

GROSS MARGIN ........................     $ 54,017         $ 55,807         $ (1,790)        (3)%
                                          ========         ========         ========         ==

GROSS MARGIN AS A PERCENT OF SALES...         19.2%            20.9%
                                              ====             ====

      For the first quarter, consolidated net sales increased 6% compared to the prior year period due to positive sales growth achieved by all three segments.

      For the quarter ended September 30, 2004, net sales of the Specialty Foods segment totaled $160.6 million, which was $5.8 million higher than the prior year total of $154.8 million. Warren Frozen Foods, which is discussed in Note 2 to the accompanying consolidated financial statements, contributed over $4 million to the higher first quarter sales. The remaining increase resulted from modest growth in both the retail and foodservice markets.

      Net sales of the Glassware and Candles segment for the first quarter ended September 30, 2004 totaled $63.7 million, a 14% increase from the comparable prior year quarter total of $56.1 million. This segment's sales growth resulted from improved sales of candles, primarily through gains among existing customers. Candle sales associated with several new customer programs also contributed to the segment's growth. Sales of glassware products declined, as broadly impacted by continuing lackluster demand in consumer and industrial markets.

      Automotive segment net sales for the first quarter ended September 30, 2004 totaled $57.1 million, a 3% increase from the prior year first quarter total of $55.7 million. Sales of original equipment products benefited from growth in aluminum accessories, partially offset by lower floor mat volume.

      As a percentage of sales, our consolidated gross margins for the three months ended September 30, 2004 totaled 19.2%, as compared to the prior year level of 20.9% for the first quarter ended September 30, 2003. Margins within the Specialty Foods segment increased slightly, despite being constrained by increases in ingredient costs, especially soybean oil and cream. The net impact of higher ingredient costs on the segment's comparative quarterly results somewhat exceeded $1 million. Gross margins of the Glassware and Candles segment were adversely affected by competitive pricing conditions, higher material costs, and a lower level of income from the reduction of LIFO inventory (see
Note 1 to the consolidated financial statements). In the Automotive segment, higher material costs, such as for aluminum, steel and synthetic rubber, contributed to lower margins as compared to the prior year. Further affecting the comparative results for this segment were costs of approximately $0.4 million incurred in the current quarter for the closing of a manufacturing facility (see Note 2 to the consolidated financial statements) and the inclusion of a gain of approximately $0.4 million in the prior year related to the sale of an idle manufacturing facility.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30
                                                      2004             2003                CHANGE
                                                    ---------        ---------         --------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...     $  24,776        $  24,169         $607        3%
                                                    =========        =========         ====        =

SG&A EXPENSES AS A PERCENT OF SALES ...........           8.8%             9.1%
                                                          ===              ===

      As a percentage of sales, selling, general and administrative expenses were relatively stable as compared to the corresponding period of a year ago.

      RESTRUCTURING AND IMPAIRMENT CHARGE

      In fiscal 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. During the three months ended September 30, 2004, we recorded an additional restructuring and impairment charge of $0.4 million for costs incurred during that period. Approximately $0.3 million of this charge results in cash outlays and consists of other closing costs, such as costs to remove and relocate certain equipment, costs to prepare the building for sale, and various other charges.

      An analysis of our first quarter fiscal 2005 restructuring activity and the related remaining liability within the Automotive segment is as follows:

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                 ACCRUAL AT          --------------------------    ACCRUAL AT
                                               JUNE 30, 2004         CHARGE        CASH OUTLAYS   SEPT. 30, 2004
                                               -------------         ------        ------------   --------------
RESTRUCTURING AND IMPAIRMENT CHARGE

 Employee Separation Costs ...................       $105              $ -             $ (94)           $11
 Other Costs .................................         34              307              (298)            43
                                                     ----             ----             -----            ---
 Subtotal ....................................       $139              307             $(392)           $54
                                                     ====                              =====            ===
 Asset Impairment and Other Noncash Charges...                         135
                                                                      ----
   Total Restructuring and Impairment Charge..                        $442
                                                                      ====

      The restructuring accrual is located in accounts payable and accrued liabilities at September 30, 2004. We expect that the remaining cash outlays for this plan will occur over this fiscal year.

      OPERATING INCOME

      The foregoing factors contributed to consolidated operating income totaling $28.8 million for the three months ended September 30, 2004. These amounts represent a decrease of 9% from the prior year quarter. By segment, our operating income can be summarized as follows:

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30
                                                           2004         2003          CHANGE
                                                         --------     --------    ---------------
OPERATING INCOME
  Specialty Foods....................................    $ 27,379     $ 26,313    $  1,066     4%
  Glassware and Candles..............................       1,079        3,106      (2,027)  (65)%
  Automotive.........................................       2,256        3,651      (1,395)  (38)%
  Corporate Expenses.................................      (1,915)      (1,432)       (483)   34%
                                                         --------     --------    --------    --
    Total............................................    $ 28,799     $ 31,638    $ (2,839)   (9)%
                                                         ========     ========    ========    ==
OPERATING INCOME AS A PERCENT OF SALES
  Specialty Foods....................................        17.0%        17.0%
  Glassware and Candles..............................         1.7%         5.5%
  Automotive.........................................         3.9%         6.6%
  Consolidated.......................................        10.2%        11.9%

      INTEREST INCOME AND OTHER - NET

      The first quarter of fiscal 2005 included interest and other income of $0.6 million, as compared to $0.3 million in the same quarter of the prior year. This increase was primarily due to higher interest income, as our cash balances and interest rates have been higher than they were in the prior year.

      NET INCOME

      Consistent with the decline in operating income, first quarter net income of $18.4 million decreased 7% from the preceding year's net income for the quarter of $19.7 million. The decline in earnings per share for the fiscal 2005 first quarter to $.52 per basic and diluted share from $.55 per basic and diluted share recorded in the prior year first quarter reflects the decline in net income partially offset by the extent of share repurchases under our share repurchase program.

FINANCIAL CONDITION

      For the three months ended September 30, 2004, net cash provided by operating activities totaled $13.8 million, which compares to $15.7 million provided in the corresponding prior year period. This decline results from the decrease in net income, as well as relative changes in working capital components, particularly accounts receivable and accounts payable and accrued liabilities, partially offset by inventories. The increase in accounts receivable at September 30 was most influenced by higher sales, seasonality and a greater nonfood mix, as payment terms associated with nonfood sales tend to be longer than with sales of specialty foods.

      Cash used in investing activities for the three months ended September 30, 2004 increased to $7.9 million from the prior year amount of $6.5 million, largely due to increases in other assets offset somewhat by the decrease in property additions, as there were no major capital projects completed this quarter.

      Cash used in financing activities for the three months ended September 30, 2004 increased to $16.2 million from the prior year total of $6.5 million due to higher dividend payments and increases in the purchase of treasury stock. At September 30, 2004, approximately 2,075,000 shares remain authorized for future buyback. These shares reflect the impact of the August 2004 Board of Directors approval of a share repurchase authorization of an additional 2,000,000 shares. Total dividends paid during the current quarter increased approximately 14% as compared to the prior year period due to the effects of a 15% increase in the stated dividend rate being somewhat offset by the extent of share repurchases.

      We believe that cash provided from operations, our existing cash balances, and the currently available bank credit arrangements should be adequate to meet our foreseeable cash requirements over fiscal 2005.

      There have been no changes in critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      (b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (c) In May 2000 and August 2004, the Board of Directors approved share repurchase authorizations of 3,000,000 and 2,000,000 shares, respectively, of which approximately 2,075,000 shares remain authorized for future repurchases. In the first quarter, we made the following repurchases of our common stock:

                                                                 TOTAL NUMBER      MAXIMUM NUMBER
                                           TOTAL      AVERAGE      OF SHARES     OF SHARES THAT MAY
                                          NUMBER       PRICE     PURCHASED AS     YET BE PURCHASED
                                         OF SHARES   PAID PER  PART OF PUBLICLY  UNDER THE PLANS OR
PERIOD                                   PURCHASED     SHARE   ANNOUNCED PLANS         PROGRAMS
------                                   ---------   --------  ----------------  ------------------
July 1-31, 2004......................      85,000     $39.53        85,000             289,732

August 1-31, 2004....................      95,000     $40.39        95,000           2,194,732

September 1-30, 2004.................     120,000     $41.91       120,000           2,074,732

These share repurchase authorizations do not have a stated expiration date.

ITEM 6. EXHIBITS. See Index to Exhibits following Signatures.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LANCASTER COLONY CORPORATION
                                    --------------------------------------------
                                            (Registrant)

Date: November 9, 2004              By: /s/JOHN B. GERLACH, JR.
                                        ----------------------------------------
                                           John B. Gerlach, Jr.
                                           Chairman, Chief Executive Officer and
                                           President

Date: November 9, 2004              By: /s/JOHN L. BOYLAN
                                        ----------------------------------------
                                           John L. Boylan
                                           Treasurer, Vice President,
                                           Assistant Secretary and
                                           Chief Financial Officer
                                           (Principal Financial
                                           and Accounting Officer)

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2004
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    DESCRIPTION                                     LOCATED AT
-------                                   -----------                                     ----------
 31.1   Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002.....   Filed herewith
 31.2   Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002.....   Filed herewith
 32.    Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley
         Act of 2002.................................................................   Filed herewith