Form 10-Q
period 2004-12-31
LANCASTER COLONY CORP
filed 2005-02-09
CIK 57515

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes[X]    No[ ]

      Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act).    Yes[X]    No[ ]

      As of January 31, 2005, there were approximately 34,886,000 shares of Common Stock, no par value per share, outstanding.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
             Consolidated Balance Sheets - December 31, 2004 and June 30, 2004 Consolidated Statements of Income - Three and Six Months Ended December 31, 2004 and 2003
             Consolidated Statements of Cash Flows - Six Months Ended December 31, 2004 and 2003
             Notes to Consolidated Financial Statements

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

SIGNATURES

INDEX TO EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31       JUNE 30
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                             2004            2004
 ---------------------------------------                                          -----------      ---------
                                                                                  (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
   Cash and equivalents .......................................................     $ 204,670      $ 178,503
   Receivables - (less allowance for doubtful accounts,
     December - $2,049 and June - $1,819) .....................................       109,001         94,623
   Inventories:
     Raw materials and supplies ...............................................        46,371         45,277
     Finished goods and work in process .......................................        96,427        109,799
                                                                                    ---------      ---------
       Total inventories ......................................................       142,798        155,076

   Deferred income taxes and other current assets .............................        29,224         22,803
                                                                                    ---------      ---------
       Total current assets ...................................................       485,693        451,005

PROPERTY, PLANT AND EQUIPMENT:
   Land, buildings and improvements ...........................................       119,063        118,693
   Machinery and equipment ....................................................       355,750        354,112
                                                                                    ---------      ---------
       Total cost .............................................................       474,813        472,805

   Less accumulated depreciation ..............................................       320,463        313,311
                                                                                    ---------      ---------
       Property, plant and equipment - net ....................................       154,350        159,494

OTHER ASSETS:
   Goodwill - (net of accumulated amortization,
     December and June - $15,136) .............................................        79,219         79,187
   Other intangible assets - net ..............................................         5,198          5,459
   Other noncurrent assets ....................................................        18,851         17,742
                                                                                    ---------      ---------

       TOTAL ..................................................................     $ 743,311      $ 712,887
                                                                                    =========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ...........................................................     $  42,428      $  47,383
   Accrued liabilities ........................................................        61,642         45,348
                                                                                    ---------      ---------
       Total current liabilities ..............................................       104,070         92,731

OTHER NONCURRENT LIABILITIES ..................................................        22,003         21,576

DEFERRED INCOME TAXES .........................................................        11,693         11,795
SHAREHOLDERS' EQUITY:
   Preferred stock - authorized 3,050,000 shares;
     outstanding - none
   Common stock - authorized 75,000,000 shares; outstanding
     - December 31, 2004 - 34,977,506 shares;
     June 30, 2004 - 35,472,163 shares ........................................        72,260         69,809
   Retained earnings ..........................................................       924,780        885,161
   Accumulated other comprehensive loss .......................................        (5,548)        (5,542)
                                                                                    ---------      ---------
       Total ..................................................................       991,492        949,428
   Common stock in treasury, at cost ..........................................      (385,947)      (362,643)
                                                                                    ---------      ---------
   Total shareholders' equity .................................................       605,545        586,785
                                                                                    ---------      ---------

       TOTAL ..................................................................     $ 743,311      $ 712,887
                                                                                    =========      =========

                See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   DECEMBER 31                DECEMBER 31
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)    2004         2003         2004         2003
--------------------------------------------   --------     --------     --------     --------
NET SALES .............................        $297,349     $291,196     $578,833     $557,848

COST OF SALES .........................         237,990      226,145      465,457      436,990
                                               --------     --------     --------     --------
GROSS MARGIN ..........................          59,359       65,051      113,376      120,858

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ............          25,531       24,903       50,307       49,072

RESTRUCTURING AND IMPAIRMENT CHARGE ...              45            -          487            -
                                               --------     --------     --------     --------
OPERATING INCOME ......................          33,783       40,148       62,582       71,786

OTHER INCOME (EXPENSE):
   Other Income - Continued Dumping and
     Subsidy Offset Act ...............          26,226        1,987       26,226        1,987
   Interest Income and Other - Net ....             833          493        1,460          839
                                               --------     --------     --------     --------
INCOME BEFORE INCOME TAXES ............          60,842       42,628       90,268       74,612

TAXES BASED ON INCOME .................          22,723       15,978       33,771       28,262
                                               --------     --------     --------     --------
NET INCOME ............................        $ 38,119     $ 26,650     $ 56,497     $ 46,350
                                               ========     ========     ========     ========
NET INCOME PER COMMON SHARE:
   Basic ..............................        $   1.09     $    .75     $   1.60     $   1.30
   Diluted ............................        $   1.08     $    .74     $   1.60     $   1.29

CASH DIVIDENDS PER COMMON SHARE .......        $    .25     $    .23     $    .48     $    .43

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic ..............................          35,084       35,719       35,220       35,741
   Diluted ............................          35,144       35,798       35,276       35,815


          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                   DECEMBER 31
(AMOUNTS IN THOUSANDS)                                         2004           2003
 --------------------                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................     $  56,497      $  46,350
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization .....................        16,865         15,322
     Recovery of losses on accounts receivable .........          (692)          (629)
     Deferred income taxes and other noncash charges....        (1,475)         1,916
     Restructuring and impairment charge ...............            (8)           (58)
     Gain on sale of property ..........................           (79)          (736)
     Changes in operating assets and liabilities:
       Receivables .....................................       (13,686)       (15,507)
       Inventories .....................................        12,215          9,813
       Other current assets ............................        (3,085)        (3,237)
       Accounts payable and accrued liabilities ........         8,220          2,895
                                                             ---------      ---------
         Net cash provided by operating activities .....        74,772         56,129
                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions ..........................          (492)       (20,568)
   Payments on property additions ......................        (9,583)       (10,840)
   Proceeds from sale of property ......................           504          1,130
   Other - net .........................................        (4,951)        (1,464)
                                                             ---------      ---------
         Net cash used in investing activities .........       (14,522)       (31,742)
                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock ..........................       (23,304)        (3,698)
   Payment of dividends ................................       (16,878)       (15,362)
   Increase in cash overdraft balance ..................         3,832          3,269
   Proceeds from the exercise of stock options .........         2,273          1,046
                                                             ---------      ---------
         Net cash used in financing activities .........       (34,077)       (14,745)
                                                             ---------      ---------

Effect of exchange rate changes on cash ................            (6)            16
                                                             ---------      ---------
Net change in cash and equivalents .....................        26,167          9,658
Cash and equivalents at beginning of year ..............       178,503        142,847
                                                             ---------      ---------
Cash and equivalents at end of period ..................     $ 204,670      $ 152,505
                                                             =========      =========

SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:
   Cash paid during the period for income taxes ........     $  22,105      $  21,995
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

      During the three and six months ended December 31, 2004 and 2003, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation for the three and six months ended December 31, 2004 was an increase in pretax income of approximately $0.3 million and $0.6 million, or less than $.01 per share and approximately $.01 per share after taxes, respectively. The effect of the liquidation for the three and six months ended December 31, 2003 was an increase in pretax income of approximately $1.0 million and $2.6 million, or approximately $.02 and $.05 per share after taxes, respectively.

      We account for our stock option plan under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation cost is reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 123R. See further discussion of this new Statement at Note 3. The following table illustrates the effect on net income and net income per common share as if we had applied the fair-value-based method under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, to record expense for stock option compensation:

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           DECEMBER 31                     DECEMBER 31
                                                       2004            2003             2004          2003
                                                    -----------     -----------     -----------     --------
Net income as reported ....................         $    38,119     $    26,650     $    56,497     $ 46,350

Less:  Total stock-based employee
compensation expense determined
under fair-value-based method for
all awards, net of related tax effects ....                 (32)           (102)            (64)        (204)
                                                    -----------     -----------     -----------     --------
Pro forma net income ......................         $    38,087     $    26,548     $    56,433     $ 46,146
                                                    ===========     ===========     ===========     ========
Net income per common share -
basic as reported .........................         $      1.09     $       .75     $      1.60     $   1.30

Net income per common share -
diluted as reported .......................         $      1.08     $       .74     $      1.60     $   1.29

Net income per common share -
basic pro forma ...........................         $      1.09     $       .74     $      1.60     $   1.29

Net income per common share -
diluted pro forma .........................         $      1.08     $       .74     $      1.60     $   1.29

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

      Under the terms of the purchase agreement, we acquired certain personal and real property including fixed assets, inventory and accounts receivable, and assumed certain liabilities. The purchase price was approximately $21.1 million, including a net asset adjustment of approximately $492,000 as determined under the terms of the purchase agreement. This net asset adjustment was paid in October 2004.

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. SFAS 123R is effective July 1, 2005 and may be adopted using a modified prospective method or a modified retrospective method. We are currently evaluating the adoption alternatives and expect to complete our evaluation during the first quarter of fiscal 2006.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29 ("SFAS 153"). APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this Statement to have a material impact on our financial position or results of operations.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the implications of this Statement, but do not expect the adoption of this Statement to have a material impact on our financial position or results of operations.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill attributable to the Specialty Foods and Automotive segments was $78.2 million and $1.0 million, respectively, at December 31, 2004 and June 30, 2004.

      The following table summarizes our segment identifiable other intangible assets as of December 31, 2004 and June 30, 2004:

                                                                      DECEMBER 31      JUNE 30
                                                                         2004            2004
                                                                      -----------      -------
SPECIALTY FOODS
  Trademarks
    Gross carrying value .........................................       $   370       $   370
    Accumulated amortization .....................................          (126)         (121)
                                                                         -------       -------
    Net Carrying Value ...........................................       $   244       $   249
                                                                         =======       =======
  Customer Lists
    Gross carrying value .........................................       $ 4,100       $ 4,100
    Accumulated amortization .....................................          (342)         (171)
                                                                         -------       -------
    Net Carrying Value ...........................................       $ 3,758       $ 3,929
                                                                         =======       =======

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                DECEMBER 31      JUNE 30
                                                                   2004            2004
                                                                -----------      -------
  Non-compete Agreements
    Gross carrying value ....................................     $ 1,200        $ 1,200
    Accumulated amortization ................................        (150)           (75)
                                                                  -------        -------
    Net Carrying Value ......................................     $ 1,050        $ 1,125
                                                                  =======        =======
GLASSWARE AND CANDLES - CUSTOMER LISTS
  Gross carrying value ......................................     $   250        $   250
  Accumulated amortization ..................................        (104)           (94)
                                                                  -------        -------
  Net Carrying Value ........................................     $   146        $   156
                                                                  =======        =======
Total Net Carrying Value ....................................     $ 5,198        $ 5,459
                                                                  =======        =======

      Amortization expense relating to these assets was approximately $131,000 and $261,000 for the three and six months ended December 31, 2004 and $8,000 and $15,000 for the three and six months ended December 31, 2003. Total annual amortization expense is estimated to be approximately $522,000 for each of the next five fiscal years.

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

      The following table discloses net periodic benefit cost for our pension and postretirement plans:

                                                                                                            OTHER
                                                             PENSION BENEFITS                      POSTRETIREMENT BENEFITS
                                                    -----------------------------------      ---------------------------------
                                                    THREE MONTHS          SIX MONTHS          THREE MONTHS        SIX MONTHS
                                                        ENDED               ENDED                ENDED              ENDED
                                                     DECEMBER 31          DECEMBER 31          DECEMBER 31        DECEMBER 31
                                                    2004     2003       2004       2003       2004     2003      2004     2003
                                                    ----     ----      -----     ------      -----     ----      ----     ----
COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost.................................       $139     $151     $  277     $  302      $  34     $ 64      $ 68     $127
Interest cost................................        632      594      1,265      1,188         81       60       162      120
Expected return on plan assets...............       (694)    (627)    (1,388)    (1,254)         -        -         -        -
Amortization of unrecognized net loss........        103      175        205        350         18        9        37       18
Amortization of prior service cost (asset)...         58       59        117        117         (2)      (2)      (4)       (4)
Amortization of unrecognized net
  obligation existing at transition..........          9        9         18         18          -        -         -        -
                                                    ----     ----     ------     ------      -----     ----      ----     ----
Net periodic benefit cost....................       $247     $361     $  494     $  721      $ 131     $131      $263     $261
                                                    ====     ====     ======     ======      =====     ====      ====     ====

      For the six months ended December 31, 2004, we made $0.1 million in contributions to our pension plans. We expect to make approximately $0.9 million more in contributions to our pension plans during the remainder of this fiscal year.

      For the six months ended December 31, 2004, we made approximately $0.2 million in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.2 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of this fiscal year.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 6 - RESTRUCTURING AND IMPAIRMENT CHARGE

      In the fourth quarter of fiscal 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. During the six months ended December 31, 2004, we recorded an additional restructuring and impairment charge of $0.5 million for costs incurred during that period. Approximately $0.4 million of this charge results in cash outlays and consists of other closing costs, such as costs to prepare the building for sale, costs to maintain the building, and various other charges.

      An analysis of our fiscal year-to-date restructuring activity and the related remaining liability within the Automotive segment is as follows:

                                                                     SIX MONTHS ENDED
                                                     ACCRUAL AT      DECEMBER 31, 2004     ACCRUAL AT
                                                      JUNE 30,     --------------------    DECEMBER 31,
                                                       2004        CHARGE  CASH OUTLAYS       2004
                                                     ----------    ------  ------------    -----------
RESTRUCTURING AND IMPAIRMENT CHARGE

  Employee Separation Costs.......................      $ 105      $    -     $  (105)          $ -
  Other Costs.....................................         34         352        (385)            1
                                                        -----      ------     -------           ---
  Subtotal........................................      $ 139         352     $  (490)          $ 1
                                                        =====                 =======           ===
  Asset Impairment and Other Noncash Charges......                    135
                                                                   ------
    Total Restructuring and Impairment Charge.....                 $  487
                                                                   ======

      The restructuring accrual is included in accounts payable and accrued liabilities at December 31, 2004. We expect that the remaining cash outlays for this plan will be immaterial and occur over this fiscal year.

NOTE 7 - BUSINESS SEGMENT INFORMATION

      The following summary financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2004 consolidated financial statements:

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   DECEMBER 31               DECEMBER 31
                                               2004          2003         2004         2003
                                             ---------    ----------    --------    ---------
NET SALES

  Specialty Foods......................       $177,075      $163,888    $337,684     $318,705
  Glassware and Candles................         67,842        72,709     131,574      128,835
  Automotive...........................         52,432        54,599     109,575      110,308
                                              --------      --------    --------     --------
    Total .............................       $297,349      $291,196    $578,833     $557,848
                                              ========      ========    ========     ========
OPERATING INCOME

  Specialty Foods......................       $ 31,036      $ 31,096    $ 58,415     $ 57,409
  Glassware and Candles................          3,684         6,764       4,763        9,870
  Automotive...........................          1,098         3,804       3,354        7,455
  Corporate Expenses...................         (2,035)       (1,516)     (3,950)      (2,948)
                                              --------      --------    --------     --------
    Total .............................       $ 33,783      $ 40,148    $ 62,582     $ 71,786
                                              ========      ========    ========     ========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      At December 31, 2004, we are a party to various claims and litigation which have arisen in the ordinary course of business. Such matters did not have a material effect on the current fiscal year-to-date results of

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.

      Certain of our automotive accessory products carry explicit limited warranties that extend from twelve months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of December 31, 2004 and June 30, 2004 is immaterial to our financial condition, and the change in the accrual for the current periods of fiscal 2005 is immaterial to our results of operations and cash flows.

NOTE 9 - COMPREHENSIVE INCOME

      Total comprehensive income for the three months ended December 31, 2004 and 2003 was approximately $38.1 million and $26.8 million, respectively. Total comprehensive income for the six-month periods ended December 31, 2004 and 2003 was approximately $56.5 million and $46.7 million, respectively. The December 31, 2004 and 2003 comprehensive income primarily consists of net income and foreign currency translation adjustments.

NOTE 10 - CONTINUED DUMPING AND SUBSIDY OFFSET ACT

      We received a $26.2 million distribution from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA") in the second quarter of fiscal 2005, as compared to a $2.0 million distribution in the same period of the prior year. CDSOA is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of anti-dumping duties collected on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. However, CDSOA continues to be in effect in the United States at this time. Uncertainties associated with this program leave us unable to predict the amounts, if any, we may be entitled to receive in the future.

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

      This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important in understanding the results of our operations for the three and six months ended December 31, 2004 and our financial condition as of December 31, 2004. Our fiscal year begins on July 1 and ends on June 30. In the discussion that follows, we analyze the results of our operations for the last six months, including the trends in the overall business, followed by a discussion of our financial condition.

      The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, all included elsewhere herein. The forward-looking statements in this section and other parts of this document involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption "Forward-Looking Statements."

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

      On April 27, 2004, we announced our intent to close our automotive floor mat manufacturing facility located in Waycross, Georgia. In fiscal 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes). During the six months ended December 31, 2004, we recorded an additional restructuring and impairment charge of $0.5 million for costs incurred during that period. See further discussion in Note 6 to the consolidated financial statements.

      We recorded Other Income - Continued Dumping and Subsidy Offset Act for the three and six months ended December 31, 2004 of $26.2 million compared to $2.0 million for the comparable prior year periods. This income represents distributions we received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). CDSOA is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of anti-dumping duties collected on those products.

      FORWARD-LOOKING STATEMENTS

      We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). This Quarterly Report on Form 10-Q contains various "forward-looking statements" within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "believe," "intend," "expect," "hope," or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments, and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including the strength of the economy, slower than anticipated sales growth, the extent of operational efficiencies achieved, the success of new product introductions, price and product competition, and increases in raw materials costs. Management believes these forward-looking statements to be reasonable; however, undue reliance should not be placed on such statements that are based on current expectations. We undertake no obligation to publicly update such forward-looking statements. More detailed statements regarding significant events that could affect our financial results are included in our Annual Report on Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission.

      SUMMARY OF RESULTS

      The following is an overview of our consolidated operating results for the three and six months ended December 31, 2004.

      Net sales for the second quarter ended December 31, 2004 increased 2% to $297.3 million from the prior year second quarter total of $291.2 million. Gross margin decreased 9% to $59.4 million from the prior year second quarter total of $65.1 million. Net income for the current year second quarter was $38.1 million, or $1.08 per diluted share.

      For the current year-to-date period, net sales were $578.8 million, a 4% increase from $557.8 million in the prior year period. Gross margin declined by 6% to $113.4 million from the prior year period total of $120.9 million. Net income for the six months ended December 31, 2004, as impacted by the $26.2 million CDSOA distribution discussed above, was $56.5 million, or $1.60 per diluted share.

      Our second quarter and year-to-date results continue to reflect an environment of heightened competition, increased pricing pressures and higher nonfood material costs as well as generally higher freight and energy costs. To date, we have found our opportunities to increase prices to be limited and generally not sufficient to offset the impact of the higher costs. We have been able to maintain a strong balance sheet with no debt throughout this period.

RESULTS OF CONSOLIDATED OPERATIONS

      NET SALES AND GROSS MARGIN

                                 THREE MONTHS ENDED                         SIX MONTHS ENDED
                                    DECEMBER 31                               DECEMBER 31
                                  2004        2003          CHANGE           2004        2003          CHANGE
                                --------    --------     ------------      --------    --------    --------------
NET SALES

  Specialty Foods.........      $177,075    $163,888     $13,187   8 %     $337,684    $318,705    $18,979      6%

  Glassware and Candles...        67,842      72,709      (4,867) (7)%      131,574     128,835      2,739      2%

  Automotive..............        52,432      54,599      (2,167) (4)%      109,575     110,308       (733)    (1)%
                                --------    --------     -------   -       --------    --------    -------   ----

    Total ................      $297,349    $291,196     $ 6,153   2%      $578,833    $557,848    $20,985      4%
                                ========    ========     =======   =       ========    ========    =======   ====
GROSS MARGIN..............      $ 59,359    $ 65,051     $(5,692) (9)%     $113,376    $120,858    $(7,482)    (6)%
                                ========    ========     =======   =       ========    ========    =======   ====

GROSS MARGIN
  AS A PERCENT OF SALES...          20.0%       22.3%                          19.6%       21.7%
                                    ====        ====                           ====        ====

      Consolidated net sales for the most recent quarter increased 2%, reflecting 8% growth in sales of the Specialty Foods segment as partially offset by lower sales in both of the nonfood segments. Fiscal year-to-date consolidated net sales grew 4% through December 31, 2004, benefiting from higher sales in all but the Automotive segment. Sales of the Glassware and Candles segment for the six months benefited from the comparative strength of sales recorded during the quarter ended September 30, 2004, which reflected a 14% increase.

      For the quarter ended December 31, 2004, net sales of the Specialty Foods segment totaled $177.1 million, an increase of 8% over the prior year total of $163.9 million. For the six months ended December 31, 2004, the Specialty Foods segment's net sales increased by 6% over the prior year total of $318.7 million. Most of the segment's year-to-date increased sales were internally generated through greater sales of both retail and foodservice products. Our December 2003 Warren acquisition, discussed in Note 2 to the accompanying consolidated financial statements, contributed approximately $5 million and $9 million in incremental net sales in the current year second quarter and year-to-date periods, respectively.

      Net sales of the Glassware and Candles segment for the second quarter ended December 31, 2004 totaled $67.8 million, a 7% decline from the comparable prior year quarter total of $72.7 million. This decline primarily resulted from lower sales of glassware products. For the six months ended December 31, 2004, Glassware and Candles sales were $131.6 million, or a 2% increase from the prior year total of $128.8 million. This increase was primarily attributable to improved candle sales among existing customers, as well as candle sales associated with several new customer programs.

      Automotive segment net sales for the second quarter ended December 31, 2004 totaled $52.4 million, a 4% decline from the prior year second quarter total of $54.6 million. Similarly, for the six-month period ended December 31, 2004, Automotive segment net sales were $109.6 million, or a 1% decline from the comparable prior year period total of $110.3 million. Improved sales of aluminum truck accessories were more than offset by a decline in sales of automotive floor mats.

      As a percentage of sales, our consolidated gross margins for the three and six months ended December 31, 2004 totaled 20.0% and 19.6%, respectively, which are somewhat lower than the levels that were achieved during the comparable periods of fiscal 2004. Contributing to lower margins within the Specialty Foods segment was a less favorable sales mix toward foodservice volumes and, during the second quarter, manufacturing inefficiencies occurring in our frozen bread operations. Gross margins of the Glassware and Candles segment declined as influenced by higher raw material costs and intense competitive pressures on pricing in retail markets. Additionally, this segment's margins in the prior year benefited from the liquidation of certain LIFO glassware inventory carried at substantially lower prior years' costs. Such liquidations reduced segment costs of sales by approximately $1.0 million and $2.6 million for the three and six-month periods of fiscal 2004 compared to $0.3 million and $0.6 million for the comparable periods of fiscal 2005. We continue to evaluate opportunities to further enhance glass manufacturing efficiencies and profitability. It is possible that further operational reviews on our part may result in the accounting impairment of certain machinery and equipment based on updated assessments of the related, future cash flow contributions. Within our Automotive segment, lower sales volumes and higher material costs for steel, aluminum and synthetic rubber were primarily responsible for lower segment gross margins present during the current fiscal year. This segment's prior year results for the six months ended December 31, 2003 also reflected the inclusion of a $0.4 million gain on the August 2003 sale of an idle manufacturing facility.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                   DECEMBER 31                         DECEMBER 31
                                 2004       2003       CHANGE        2004        2003       CHANGE
                                -------    -------    ---------    --------    -------    ----------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES.....  $25,531    $24,903    $ 628   3%   $ 50,307    $49,072    $1,235   3%
                                =======    =======    =====  ==    ========    =======    ====== ===
SG&A EXPENSES AS A
  PERCENT OF SALES............      8.6%       8.6%                     8.7%       8.8%
                                    ===        ===                      ===        ===

      Consolidated selling, general and administrative costs of $25.5 million and $50.3 million for the three and six months ended December 31, 2004, respectively, increased by 3% from the $24.9 million and $49.1 million incurred for the three and six months ended December 31, 2003, respectively. Despite the dollar increase in these costs, as a percentage of sales, selling, general and administrative costs were comparable to the prior period. Expenses of the prior year second quarter were net of a bad debt recovery occurring within the Glassware and Candles segment that totaled approximately $1.2 million.

      RESTRUCTURING AND IMPAIRMENT CHARGE

      In the fourth quarter of fiscal 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. During the six months ended December 31, 2004, we recorded an additional restructuring and impairment charge of $0.5 million for costs incurred during that period. Approximately $0.4 million of this charge results in cash outlays and consists of other closing costs, such as costs to prepare the building for sale, costs to maintain the building, and various other charges.

      An analysis of our fiscal year-to-date restructuring activity and the related remaining liability within the Automotive segment is as follows:

                                                     ACCRUAL AT     SIX MONTHS ENDED     ACCRUAL AT
                                                       JUNE 30,     DECEMBER 31, 2004    DECEMBER 31,
                                                        2004      CHARGE  CASH OUTLAYS     2004
                                                     ----------   ------  ------------   -----------
RESTRUCTURING AND IMPAIRMENT CHARGE
  Employee Separation Costs........................    $105        $  -      $(105)         $ -
  Other Costs......................................      34         352       (385)           1
                                                       ----        ----      -----          ---
  Subtotal.........................................    $139         352      $(490)         $ 1
                                                       ====                  =====          ===
  Asset Impairment and Other Noncash Charges.......                 135
                                                                   ----
    Total Restructuring and Impairment Charge......                $487
                                                                   ====

      The restructuring accrual is included in accounts payable and accrued liabilities at December 31, 2004. We expect that the remaining cash outlays for this plan will be immaterial and occur over this fiscal year.

      OPERATING INCOME

      The foregoing factors contributed to consolidated operating income totaling $33.8 million and $62.6 million for the three and six months ended December 31, 2004, respectively. These amounts represent a decrease of 16% from the prior year quarter and 13% from the prior year to date. By segment, our operating income can be summarized as follows:

                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                   DECEMBER 31                             DECEMBER 31
                               2004       2003        CHANGE              2004      2003         CHANGE
                              -------   -------   --------------        --------   -------   --------------
OPERATING INCOME

  Specialty Foods.........    $31,036   $31,096   $   (60)     -%       $ 58,415   $57,409   $ 1,006      2%

  Glassware and Candles...      3,684     6,764    (3,080)   (46)%         4,763     9,870    (5,107)   (52)%

  Automotive..............      1,098     3,804    (2,706)   (71)%         3,354     7,455    (4,101)   (55)%

  Corporate Expenses......     (2,035)   (1,516)     (519)   (34)%        (3,950)   (2,948)   (1,002)   (34)%
                              -------   -------   -------    ---        --------   -------    ------    ---
    Total ................    $33,783   $40,148   $(6,365)   (16)%      $ 62,582   $71,786   $(9,204)   (13)%
                              =======   =======   =======    ===        ========   =======   =======    ===
OPERATING INCOME
  AS A PERCENT OF SALES

  Specialty Foods.........       17.5%     19.0%                            17.3%     18.0%

  Glassware and Candles...        5.4%      9.3%                             3.6%      7.7%

  Automotive..............        2.1%      7.0%                             3.1%      6.8%

  Consolidated............       11.4%     13.8%                            10.8%     12.9%

      OTHER INCOME (EXPENSE)

      Other Income - Continued Dumping and Subsidy Offset Act for the three and six months ended December 31, 2004 was $26.2 million compared to $2.0 million for the comparable prior year periods. This income represents distributions we received from the U.S. government under CDSOA. CDSOA is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of anti-dumping duties collected on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. However, CDSOA continues to be in effect in the United States at this time. Uncertainties associated with this program leave us unable to predict the amounts, if any, we may be entitled to receive in the future.

      The year-to-date period ended December 31, 2004 included interest income and other of $1.5 million, as compared to $0.8 million in the prior year. The increase was primarily due to higher interest income, as our cash balances and interest rates have been higher than they were in the prior year.

      NET INCOME

      As influenced by the impact of the CDSOA distributions, second quarter net income of $38.1 million increased from the preceding year's net income for the quarter of $26.7 million. Year-to-date December 31, 2004 net income was $56.5 million compared to $46.4 million in the prior year period. Net income per share for the fiscal 2005 second quarter was influenced by the above-noted items and by the extent of share repurchases under our share repurchase program and totaled $1.09 per basic share and $1.08 per diluted share as compared to $.75 per basic share and $.74 per diluted share recorded in the prior year. Year-to-date December 31, 2004 net income per share was $1.60 on a basic and diluted basis compared to $1.30 on a basic basis and $1.29 on a diluted basis for the prior year period.

FINANCIAL CONDITION

      For the six months ended December 31, 2004, net cash provided by operating activities totaled $74.8 million, which compares to $56.1 million provided in the comparable prior year period. This increase results from the increase in net income due to the larger CDSOA distribution and relative changes in working capital components, particularly accrued liabilities.

      Cash used in investing activities for the six months ended December 31, 2004 decreased to $14.5 million from the prior year amount of $31.7 million due to the prior year acquisition of Warren for approximately $20.6 million. Year-to-date capital expenditures of $9.6 million are comparable to the prior year-to-date total of $10.8 million. Full year fiscal 2005 capital expenditures could reach as much as $35 million due to the start of construction on a food manufacturing facility. See further discussion in Contractual Obligations below.

      Cash used in financing activities for the six months ended December 31, 2004 increased to $34.1 million from the prior year total of $14.7 million due to an increase in share repurchases. At December 31, 2004, approximately 1,813,000 shares remain authorized for future buyback. Total dividends paid during the current year-to-date period increased approximately 10% as compared to the prior year period due to the effects of a 12% increase in the stated dividend rate being somewhat offset by the extent of share repurchases.

      We believe that cash provided from operations, our existing cash balances, and the currently available bank credit arrangements should be adequate to meet our foreseeable cash requirements over the remainder of fiscal 2005.

CONTRACTUAL OBLIGATIONS

      We have various contractual obligations, which are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2004 and future minimum lease payments for the use of property and equipment under operating lease agreements. In our Annual Report on Form 10-K for the year ended June 30, 2004, we disclosed our contractual obligations as of June 30, 2004. There have been no significant changes to the obligations disclosed therein, except as follows:

      On December 7, 2004, T. Marzetti Company, LLC ("TMC"), an indirect wholly owned subsidiary of ours, entered into a Design/Build Agreement (the "Agreement") with Shambaugh and Son, LP ("Shambaugh"), an affiliate of EMCOR Group, Inc. Under the terms of the Agreement, TMC has contracted for Shambaugh to design, organize, coordinate, direct and construct a new production facility (the "Project") located in Hart County, Kentucky to be utilized for the manufacture of salad dressings and sauces. Subject to certain conditions, the Agreement provides that the total cost to be charged TMC for Shambaugh's work on the Project is to be within a guaranteed maximum price, as defined, of approximately $44 million. The Agreement contains other terms and conditions addressing issues common to such arrangements and contemplates completion of the Project not later than October 2006. See Agreement included herein as Exhibit 10.1.

SIGNIFICANT ACCOUNTING POLICIES

      There have been no changes in critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (c) In May 2000 and August 2004, the Board of Directors approved share repurchase authorizations of 3,000,000 and 2,000,000 shares, respectively, of which approximately 1,813,000 shares remain authorized for future repurchases. In the second quarter, we made the following repurchases of our common stock:

                                                                TOTAL NUMBER        MAXIMUM NUMBER
                                         TOTAL      AVERAGE      OF SHARES        OF SHARES THAT MAY
                                         NUMBER      PRICE      PURCHASED AS       YET BE PURCHASED
                                        OF SHARES   PAID PER   PART OF PUBLICLY    UNDER THE PLANS OR
PERIOD                                  PURCHASED    SHARE     ANNOUNCED PLANS         PROGRAMS
------                                  ---------   --------   ----------------   -------------------
October 1-31, 2004...................      97,500     $41.57        97,500           1,977,232

November 1-30, 2004..................      90,000     $42.68        90,000           1,887,232

December 1-31, 2004..................      74,189     $42.89        74,189           1,813,043

These share repurchase authorizations do not have a stated expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our annual meeting of the shareholders on November 15, 2004. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. There were no matters discussed or voted upon at the annual meeting, except for the election of the following three directors whose terms will expire in 2007:

                                                             SHARES                        SHARES
                                                             VOTED          SHARES           NOT
                                                             "FOR"        "WITHHELD"        VOTED
                                                           ----------      ---------      ---------
John L. Boylan........................................     32,029,736      1,557,747      1,702,704

Henry M. O'Neill, Jr..................................     33,216,563        370,920      1,702,704

Zuheir Sofia..........................................     32,015,870      1,571,613      1,702,704

ITEM 6. EXHIBITS. See Index to Exhibits following Signatures.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LANCASTER COLONY CORPORATION
                                       -----------------------------------------
                                                     (Registrant)

Date: February 9, 2005                 By: /s/JOHN B. GERLACH, JR.
                                           -------------------------------------
                                              John B. Gerlach, Jr.
                                              Chairman, Chief Executive Officer
                                              and President

Date: February 9, 2005                 By: /s/JOHN L. BOYLAN
                                           -------------------------------------
                                              John L. Boylan
                                              Treasurer, Vice President,
                                              Assistant Secretary and
                                              Chief Financial Officer
                                              (Principal Financial
                                              and Accounting Officer)

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                DECEMBER 31, 2004
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    DESCRIPTION                                          LOCATED AT
------                                    -----------                                          ----------
10.1         Design/Build Agreement Between T. Marzetti Company, LLC and
             Shambaugh & Son, LP.  (The registrant undertakes to furnish supplementally a copy of any omitted schedule or other attachment
             to the Securities and Exchange Commission upon request.).....................   Filed herewith

31.1         Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002.....   Filed herewith

31.2         Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002.....   Filed herewith

32           Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley
             Act of 2002..................................................................   Filed herewith