Form 10-Q
period 2005-03-31
LANCASTER COLONY CORP
filed 2005-05-10
CIK 57515

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             ----------------------

                                   FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

      As of April 29, 2005, there were approximately 34,319,000 shares of Common Stock, no par value per share, outstanding.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
          Consolidated Balance Sheets - March 31, 2005 and June 30, 2004 Consolidated Statements of Income - Three and Nine Months Ended
            March 31, 2005 and 2004
          Consolidated Statements of Cash Flows - Nine Months Ended March 31,
            2005 and 2004
          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4.  Controls and Procedures

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.  Exhibits

SIGNATURES

INDEX TO EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31       JUNE 30
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                             2005           2004
-----------------------------------------                                          -----------   ------------
                                                                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and equivalents.........................................................   $   118,976   $    113,233
   Short-term investments.......................................................        63,105         65,270
   Receivables - (less allowance for doubtful accounts,
      March - $2,448 and June - $1,819).........................................       107,713         94,623
   Inventories:
      Raw materials and supplies................................................        46,397         44,717
      Finished goods and work in process........................................       100,769        110,359
                                                                                   -----------   ------------
        Total inventories.......................................................       147,166        155,076
   Deferred income taxes and other current assets...............................        27,223         22,803
                                                                                   -----------   ------------
        Total current assets....................................................       464,183        451,005

 PROPERTY, PLANT AND EQUIPMENT:
   Land, buildings and improvements.............................................       120,622        118,693
   Machinery and equipment......................................................       354,530        354,112
                                                                                   -----------   ------------
        Total cost..............................................................       475,152        472,805
   Less accumulated depreciation................................................       324,881        313,311
                                                                                   -----------   ------------
        Property, plant and equipment - net.....................................       150,271        159,494

 OTHER ASSETS:
   Goodwill - (net of accumulated amortization,
      March and June - $15,136) ................................................        79,219         79,187
   Other intangible assets - net................................................         5,068          5,459
   Other noncurrent assets......................................................        18,791         17,742
                                                                                   -----------   ------------

        TOTAL...................................................................   $   717,532   $    712,887
                                                                                   ===========   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ............................................................   $    46,573   $     47,235
   Accrued liabilities..........................................................        48,477         45,496
                                                                                   -----------   ------------
        Total current liabilities...............................................        95,050         92,731

OTHER NONCURRENT LIABILITIES....................................................        22,340         21,576

DEFERRED INCOME TAXES...........................................................        10,914         11,795

SHAREHOLDERS' EQUITY:
   Preferred stock - authorized 3,050,000 shares;
      outstanding - none
   Common stock - authorized 75,000,000 shares; outstanding -
      March 31, 2005 - 34,424,349 shares;
      June 30, 2004 - 35,472,163 shares.........................................        72,992         69,809
   Retained earnings............................................................       932,275        885,161
   Accumulated other comprehensive loss.........................................        (5,548)        (5,542)
                                                                                   -----------   ------------
        Total...................................................................       999,719        949,428
   Common stock in treasury, at cost............................................      (410,491)      (362,643)
                                                                                   -----------   ------------
   Total shareholders' equity...................................................       589,228        586,785
                                                                                   -----------   ------------

        TOTAL...................................................................   $   717,532   $    712,887
                                                                                   ===========   ============

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      MARCH 31                      MARCH 31
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                    2005           2004           2005           2004
--------------------------------------------                  ----------     ----------     ----------     ----------
NET SALES................................................     $  276,822     $  269,463     $  855,655     $  827,311

COST OF SALES............................................        225,522        219,659        690,979        656,649
                                                              ----------     ----------     ----------     ----------

GROSS MARGIN.............................................         51,300         49,804        164,676        170,662

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES...............................         25,080         24,401         75,387         73,473

RESTRUCTURING AND IMPAIRMENT CHARGE......................          1,621              -          2,108              -
                                                              ----------     ----------     ----------     ----------

OPERATING INCOME.........................................         24,599         25,403         87,181         97,189

OTHER INCOME (EXPENSE):
   Other Income - Continued Dumping and
      Subsidy Offset Act.................................              -              -         26,226          1,987
   Interest Income and Other - Net.......................          1,105            457          2,565          1,296
                                                              ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES...............................         25,704         25,860        115,972        100,472

TAXES BASED ON INCOME....................................          9,592          9,815         43,363         38,077
                                                              ----------     ----------     ----------     ----------

NET INCOME...............................................     $   16,112     $   16,045     $   72,609     $   62,395
                                                              ==========     ==========     ==========     ==========

NET INCOME PER COMMON SHARE:
   Basic.................................................     $      .46     $      .45     $     2.07     $     1.75
   Diluted...............................................     $      .46     $      .45     $     2.07     $     1.74

CASH DIVIDENDS PER COMMON SHARE..........................     $      .25     $      .23     $      .73     $      .66

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic.................................................         34,742         35,736         35,060         35,740
   Diluted...............................................         34,799         35,814         35,117         35,814

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                             MARCH 31
(AMOUNTS IN THOUSANDS)                                                                 2005           2004
---------------------                                                               ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................    $   72,609     $   62,395
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization.............................................        25,093         23,183
      Recovery of losses on accounts receivable.................................          (337)        (1,039)
      Deferred income taxes and other noncash charges...........................          (917)         4,371
      Restructuring and impairment charge.......................................         1,597            (60)
      Gain on sale of property..................................................           (82)          (699)
      Changes in operating assets and liabilities:
        Receivables.............................................................       (12,754)       (15,004)
        Inventories.............................................................         7,848         11,635
        Other current assets....................................................        (2,042)        (5,792)
        Accounts payable and accrued liabilities................................           413           (868)
                                                                                    ----------     ----------
           Net cash provided by operating activities............................        91,428         78,122
                                                                                    ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions...................................................          (492)       (20,568)
   Payments on property additions...............................................       (14,238)       (14,192)
   Proceeds from sale of property...............................................           610          1,261
   Purchases of short-term investments..........................................       (44,185)       (25,650)
   Proceeds from short-term investment sales, calls, and maturities.............        46,350         13,580
   Other - net..................................................................        (5,991)        (4,293)
                                                                                    ----------     ----------
           Net cash used in investing activities................................       (17,946)       (49,862)
                                                                                    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock...................................................       (47,848)        (7,381)
   Payment of dividends.........................................................       (25,495)       (23,592)
   Proceeds from the exercise of stock options..................................         2,983          3,578
   Increase in cash overdraft balance...........................................         2,627          3,581
                                                                                    ----------     ----------
           Net cash used in financing activities................................       (67,733)       (23,814)
                                                                                    ----------     ----------

Effect of exchange rate changes on cash.........................................            (6)            14
                                                                                    ----------     ----------
Net change in cash and equivalents..............................................         5,743          4,460
Cash and equivalents at beginning of year.......................................       113,233         88,847
                                                                                    ----------     ----------
Cash and equivalents at end of period...........................................    $  118,976     $   93,307
                                                                                    ==========     ==========

SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:
   Cash paid during the period for income taxes.................................    $   44,405     $   39,822
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

   RECLASSIFICATIONS

      Certain prior-year amounts have been reclassified to conform with the current year presentation.

   REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES

      In connection with the preparation of this report, we concluded that it was appropriate to classify our investments in auction rate securities and variable rate demand obligations as short-term investments, as described under Short-Term Investments below. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as short-term investments as a separate line item in the Current Assets section of our Consolidated Balance Sheets as of March 31, 2005 and June 30, 2004. We have also made corresponding adjustments to our Consolidated Statements of Cash Flows for the periods ended March 31, 2005 and 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect cash flows from operating or financing activities in our previously reported Consolidated Statements of Cash Flows. The reclassification also has no impact on shareholders' equity, revenue or net income.

   SHORT-TERM INVESTMENTS

      At March 31, 2005 and June 30, 2004, we held $63.1 million and $65.3 million, respectively, of short-term investments, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities. Our short-term investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we generally have the ability to liquidate these securities in 35 days or less. Our intent is to hold these securities as liquid assets easily convertible to cash for applicable operational needs as they may arise. We had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.

   LIQUIDATION OF LIFO INVENTORY LAYERS

      During the three and nine months ended March 31, 2005 and 2004, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation for the three and nine months ended March 31, 2005 was an increase in pretax income of approximately $0.3 million and $0.9 million, or less than $.01 per share and approximately $.02 per share after taxes, respectively. The effect of the liquidation for the three and nine months ended March 31, 2004 was an increase in pretax income of approximately $0.8 million and $3.4 million, or approximately $.01 and $.06 per share after taxes, respectively.

   STOCK-BASED COMPENSATION

      We account for our stock option plan under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation cost is reflected in net income, as all options granted under the plan had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2004), "Share-Based Payment" ("SFAS 123R"). See further discussion of this new Statement at Note 3. The following table illustrates the effect on net income and net income per common share as if we had applied the fair-value-based method under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, to record expense for stock option compensation:

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             MARCH 31                    MARCH 31
                                                       2005           2004           2005          2004
                                                     ---------     ----------     ----------     ---------
Net income as reported..........................     $  16,112     $   16,045     $   72,609     $  62,395
Less:  Total stock-based employee
compensation expense determined
under fair-value-based method for
all awards, net of related tax effects..........        (2,008)          (102)        (2,072)         (305)
                                                     ---------     ----------     ----------     ---------

Pro forma net income............................     $  14,104     $   15,943     $   70,537     $  62,090
                                                     =========     ==========     ==========     =========
Net income per common share  -
basic as reported...............................     $     .46     $      .45     $     2.07     $    1.75
Net income per common share  -
diluted as reported.............................     $     .46     $      .45     $     2.07     $    1.74
Net income per common share  -
basic pro forma.................................     $     .41     $      .45     $     2.01     $    1.74
Net income per common share  -
diluted pro forma...............................     $     .41     $      .45     $     2.01     $    1.73

   SIGNIFICANT ACCOUNTING POLICIES

      There were no other changes to our Significant Accounting Policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2004.

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

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the FASB issued SFAS 123R. This Statement requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. SFAS 123R is effective July 1, 2005 and may be adopted using a modified prospective method or a modified retrospective method. We are currently evaluating the adoption alternatives and expect to complete our evaluation during the first quarter of our fiscal 2006.

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

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill attributable to the Specialty Foods and Automotive segments was $78.2 million and $1.0 million, respectively, at March 31, 2005 and June 30, 2004.

      The following table summarizes our segment identifiable other intangible assets as of March 31, 2005 and June 30, 2004:

                                                                               MARCH 31      JUNE 30
                                                                                 2005         2004
                                                                               --------      -------
SPECIALTY FOODS
  Trademarks
     Gross carrying value................................................      $    370      $   370
     Accumulated amortization............................................          (128)        (121)
                                                                               --------      -------

     Net Carrying Value..................................................      $    242      $   249
                                                                               ========      =======
  Customer Lists
     Gross carrying value................................................      $  4,100      $ 4,100
     Accumulated amortization............................................          (427)        (171)
                                                                               --------      -------

     Net Carrying Value..................................................      $  3,673      $ 3,929
                                                                               ========      =======
  Non-compete Agreements
     Gross carrying value................................................      $  1,200      $ 1,200
     Accumulated amortization............................................          (188)         (75)
                                                                               --------      -------

     Net Carrying Value..................................................      $  1,012      $ 1,125
                                                                               ========      =======
GLASSWARE AND CANDLES - CUSTOMER LISTS
  Gross carrying value...................................................      $    250      $   250
  Accumulated amortization...............................................          (109)         (94)
                                                                               --------      -------

  Net Carrying Value.....................................................      $    141      $   156
                                                                               ========      =======

Total Net Carrying Value.................................................      $  5,068      $ 5,459
                                                                               ========      =======

      Amortization expense relating to these assets was approximately $130,000 and $391,000 for the three and nine months ended March 31, 2005 and $8,000 and $23,000 for the three and nine months ended March 31, 2004. Total annual amortization expense is estimated to be approximately $522,000 for each of the next five fiscal years.

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

      The following table discloses net periodic benefit cost for our pension and postretirement plans:

                                                                                                   OTHER
                                                         PENSION BENEFITS                 POSTRETIREMENT BENEFITS
                                                -----------------------------------   -------------------------------
                                                 THREE MONTHS      NINE MONTHS         THREE MONTHS     NINE MONTHS
                                                    ENDED             ENDED               ENDED            ENDED
                                                   MARCH 31          MARCH 31            MARCH 31         MARCH 31
                                                 2005    2004     2005       2004     2005     2004     2005    2004
                                                -----   -----   --------   --------   -----   ------   ------   -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.................................   $ 138   $ 151   $    415   $    454   $  33   $   63   $  101   $ 190
Interest cost................................     633     594      1,898      1,782      81       60      243     179
Expected return on plan assets...............    (693)   (627)    (2,081)    (1,881)      -        -        -       -
Amortization of unrecognized net loss........     103     175        308        524      19        9       56      27
Amortization of prior service cost (asset)...      58      58        175        176      (1)      (2)      (5)     (5)
Amortization of unrecognized net
  obligation existing at transition..........       8       9         26         26       -        -        -       -
                                                -----   -----   --------   --------   -----   ------   ------   -----

Net periodic benefit cost....................   $ 247   $ 360   $    741   $  1,081   $ 132   $  130   $  395   $ 391
                                                =====   =====   ========   ========   =====   ======   ======   =====

      For the nine months ended March 31, 2005, we made $1.0 million in contributions to our pension plans. We expect to make approximately $60,000 more in contributions to our pension plans during the remainder of this fiscal year.

      For the nine months ended March 31, 2005, we made approximately $360,000 in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $100,000 more in contributions to our postretirement medical and life insurance benefit plans during the remainder of this fiscal year.

NOTE 6 - RESTRUCTURING AND IMPAIRMENT CHARGE

      In the current quarter ended March 31, 2005, we recorded a noncash impairment charge of $1.6 million ($1.0 million after taxes) relating to certain equipment in two of our business segments. Approximately $0.9 million of the charge relates to the impairment of glassware-manufacturing equipment in our Glassware and Candles segment. Approximately $0.7 million of the charge relates to the impairment of certain idle manufacturing equipment in our Automotive segment. These impairments occurred due to inefficient production capability and a slowdown in demand for certain products associated with this equipment. We determined that an impairment existed based on a comparison of the sum of the related, estimated undiscounted future cash flows with the assets' carrying amounts. We then compared the assets' carrying amounts to their estimated fair value to determine the amount of impairment to be recorded utilizing market prices of similar equipment as applicable.

      In the fourth quarter of fiscal 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. During the nine months ended March 31, 2005, we recorded an additional restructuring and impairment charge of $0.5 million for costs incurred during that period, and the majority of this charge results in cash outlays and consists of other closing costs, such as costs to maintain the building and various other charges.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      An analysis of our fiscal year-to-date restructuring activity for the Waycross facility and the related remaining liability within the Automotive segment is as follows:

                                                                                       NINE MONTHS ENDED
                                                                     ACCRUAL AT          MARCH 31, 2005       ACCRUAL AT
                                                                      JUNE 30,      -----------------------    MARCH 31,
                                                                        2004        CHARGE     CASH OUTLAYS      2005
                                                                     ----------     ------     ------------   ----------
WAYCROSS RESTRUCTURING AND IMPAIRMENT CHARGE
  Employee Separation Costs....................................        $  105        $   -        $  (105)       $  -
  Other Costs..................................................            34          381           (401)         14
                                                                       ------        -----        -------        ----

  Subtotal.....................................................        $  139          381        $  (506)       $ 14
                                                                       ======                     =======        ====
  Asset Impairment and Other Noncash Charges...................                        135
                                                                                     -----

     Waycross Restructuring and Impairment Charge..............                      $ 516
                                                                                     =====

      The restructuring accrual is included in accounts payable and accrued liabilities at March 31, 2005. We expect that the remaining cash outlays for this plan will be immaterial and occur over the remainder of this fiscal year.

NOTE 7 - BUSINESS SEGMENT INFORMATION

      The following summary financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2004 consolidated financial statements:

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              MARCH 31                         MARCH 31
                                                        2005             2004            2005             2004
                                                    -----------      ----------      -----------      ----------
NET SALES
  Specialty Foods.............................      $   163,709      $  156,748      $   501,393      $  475,453
  Glassware and Candles.......................           55,774          55,658          187,348         184,493
  Automotive..................................           57,339          57,057          166,914         167,365
                                                    -----------      ----------      -----------      ----------

     Total ...................................      $   276,822      $  269,463      $   855,655      $  827,311
                                                    ===========      ==========      ===========      ==========

OPERATING INCOME
  Specialty Foods.............................      $    24,371      $   24,085      $    82,786      $   81,494
  Glassware and Candles.......................            1,555           1,147            6,318          11,017
  Automotive..................................              232           2,025            3,586           9,480
  Corporate expenses..........................           (1,559)         (1,854)          (5,509)         (4,802)
                                                    -----------      ----------      -----------      ----------

     Total ...................................      $    24,599      $   25,403      $    87,181      $   97,189
                                                    ===========      ==========      ===========      ==========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      At March 31, 2005, we are a party to various claims and litigation which have arisen in the ordinary course of business. Such matters did not have a material effect on the current fiscal year-to-date results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.

      Certain of our automotive accessory products carry explicit limited warranties that extend from twelve months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of March 31, 2005 and June 30, 2004 is immaterial to our financial condition, and the change in the accrual for the current quarter of fiscal 2005 is immaterial to our results of operations and cash flows.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9 - COMPREHENSIVE INCOME

      Total comprehensive income for the three months ended March 31, 2005 and 2004 was approximately $16.1 million. Total comprehensive income for the nine-month periods ended March 31, 2005 and 2004 was approximately $72.6 million and $62.8 million, respectively. The March 31, 2005 and 2004 comprehensive income primarily consists of net income and foreign currency translation adjustments.

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

      This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important in understanding the results of our operations for the three and nine months ended March 31, 2005 and our financial condition as of March 31, 2005. Our fiscal year begins on July 1 and ends on June 30. In the discussion that follows, we analyze the results of our operations for the last nine months, including the trends in the overall business, followed by a discussion of our financial condition.

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

      On April 27, 2004, we announced our intent to close our automotive floor mat manufacturing facility located in Waycross, Georgia. In fiscal 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes). During the nine months ended March 31, 2005, we recorded an additional restructuring and impairment charge of $0.5 million for costs incurred during that period. See further discussion in Note 6 to the consolidated financial statements.

      In the current quarter ended March 31, 2005, we recorded a noncash impairment charge of $1.6 million ($1.0 million after taxes) relating to certain equipment in two of our business segments. Approximately $0.9 million of the charge relates to the impairment of glassware-manufacturing equipment in our Glassware and Candles segment. Approximately $0.7 million of the charge relates to the impairment of certain idle manufacturing equipment in our Automotive segment. These impairments occurred due to inefficient production capability and a slowdown in demand for certain products associated with this equipment. See further discussion in Note 6 to the consolidated financial statements.

      We recorded Other Income - Continued Dumping and Subsidy Offset Act for the nine months ended March 31, 2005 of $26.2 million compared to $2.0 million for the comparable prior-year period. This income represents distributions we received from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of anti-dumping duties collected on those products.

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

   SUMMARY OF RESULTS

      The following is an overview of our consolidated operating results for the three and nine months ended March 31, 2005.

      Net sales for the third quarter ended March 31, 2005 increased 3% to $276.8 million from the prior-year third quarter total of $269.5 million. Gross margin increased 3% to $51.3 million from the prior-year third quarter total of $49.8 million. Net income for the current year third quarter was $16.1 million, or $0.46 per diluted share.

      For the current year-to-date period, net sales were $855.7 million, a 3% increase from $827.3 million in the prior-year period. Gross margin declined by 4% to $164.7 million from the prior-year period total of $170.7 million. Net income for the nine months ended March 31, 2005, as impacted by the $26.2 million CDSOA distribution discussed above, was $72.6 million, or $2.07 per diluted share.

      Our third quarter and year-to-date results continue to reflect an environment of heightened competition, increased pricing pressures and continued higher nonfood material costs as well as generally higher freight and energy costs. To date, we have found our opportunities to increase prices to be limited and generally not sufficient to offset the impact of the higher costs. We have been able to maintain a strong balance sheet with no debt throughout this period.

RESULTS OF CONSOLIDATED OPERATIONS

   NET SALES AND GROSS MARGIN

                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                 MARCH 31                             MARCH 31
                             2005      2004        CHANGE         2005       2004       CHANGE
                           --------  --------   ------------   ----------  --------  -------------
NET SALES
  Specialty Foods........  $163,709  $156,748   $6,961    4%   $  501,393  $475,453  $25,940    5%
  Glassware and Candles..    55,774    55,658      116    -%      187,348   184,493    2,855    2%
  Automotive.............    57,339    57,057      282    -%      166,914   167,365     (451)   -%
                           --------  --------   ------   --    ----------  --------  -------   --

    Total ...............  $276,822  $269,463   $7,359    3%   $  855,655  $827,311  $28,344    3%
                           ========  ========   ======   ==    ==========  ========  =======   ==

GROSS MARGIN.............  $ 51,300  $ 49,804   $1,496    3%   $  164,676  $170,662  $(5,986)  (4)%
                           ========  ========   ======   ==    ==========  ========  =======   ==
GROSS MARGIN
  AS A PERCENT OF SALES..      18.5%     18.5%                       19.2%     20.6%
                           ========  ========                  ==========  ========

      Consolidated net sales for the most recent quarter increased 3%, reflecting 4% growth in sales of the Specialty Foods segment as partially offset by flat sales in both of the nonfood segments. Fiscal year-to-date consolidated net sales grew 3% through March 31, 2005, benefiting from higher sales in Specialty Foods and Glassware and Candles. The Automotive segment sales were flat, as compared to the prior-year period.

      For the quarter ended March 31, 2005, net sales of the Specialty Foods segment totaled $163.7 million, an increase of 4% over the prior-year total of $156.7 million. For the nine months ended March 31, 2005, the

Specialty Foods segment's net sales increased by 5% over the prior-year total of $475.5 million. The segment's increased sales in both the quarterly and year-to-date comparative periods were influenced by volume increases in both retail and foodservice. We saw growth among various product lines, especially in our frozen breads and rolls. Our December 2003 Warren acquisition, discussed in
Note 2 to the accompanying consolidated financial statements, contributed approximately $9.0 million in incremental net sales in the current year-to-date period.

      Net sales of the Glassware and Candles segment for the third quarter ended March 31, 2005 totaled $55.8 million, essentially flat with the prior-year quarter total of $55.7 million. For the nine months ended March 31, 2005, Glassware and Candles sales were $187.3 million, or a 2% increase from the prior-year total of $184.5 million. This increase was attributable to higher candle volumes both with existing customers, as well as with certain new customer programs. Sales of glassware declined in both comparable periods presented as a result of a lower demand, especially for drinkware.

      Automotive segment net sales for the third quarter ended March 31, 2005 totaled $57.3 million, a $0.2 million increase over the prior-year third quarter total of $57.1 million. For the nine-month period ended March 31, 2005, Automotive segment net sales were $166.9 million, decreasing $0.5 million as compared to the prior-year total of $167.4 million. Improved sales of aluminum accessory items continue to be largely offset by declining sales of automotive floor mats.

      As a percentage of sales, our consolidated gross margins for the three and nine months ended March 31, 2005 totaled 18.5% and 19.2%, respectively. The gross-margin percentage within the current-year quarter is even with the prior-year quarter. The year-to-date margin was somewhat lower than the levels that were achieved during the comparable period of fiscal 2004. The Specialty Foods segment margins improved slightly in the quarter, as raw material costs, particularly for soybean oil, have decreased from the prior-year period. Margins in the segment have otherwise been adversely affected by a greater foodservice mix occurring through the first six months of the year, higher logistic costs, especially for freight, and less favorable margins from sales of frozen breads. We believe that material costs for the segment will likely remain favorable through the fourth quarter of fiscal 2005 but subject to at least partial offset by higher transportation costs.

      Gross margins in the Glassware and Candles segment were stronger in the quarter ended March 31, 2005, despite a noncash impairment charge of $0.9 million. This impairment was the result of our operational review and evaluation of estimated future cash flows for certain glassware-manufacturing equipment. Margins within the quarter benefited from more favorable levels of overhead absorption on higher production volumes, as well as better production efficiencies in the Sapulpa, Oklahoma glassware manufacturing facility. However, year-to-date segment margins continued to lag behind the prior-year period as influenced by higher raw material costs, pricing pressures and lower LIFO-related income. Such income from inventory liquidations reduced segment costs of sales by approximately $0.3 million and $0.9 million for the three- and nine-month periods of fiscal 2005 compared to $0.8 million and $3.4 million for the comparable periods of fiscal 2004.

      Within our Automotive segment, higher material costs for steel, aluminum and synthetic rubber were primarily responsible for lower segment gross margins present during the current fiscal year. This segment was also negatively impacted by the noncash impairment charge of $0.7 million related to certain idle floor mat manufacturing equipment, which occurred in the current quarter. This segment's prior-year results for the nine months ended March 31, 2004 also reflected the inclusion of a $0.4 million gain on the August 2003 sale of an idle manufacturing facility.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                      MARCH 31                           MARCH 31
                                   2005      2004     CHANGE         2005      2004       CHANGE
                                 -------   -------   --------       -------   -------   ----------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES.....   $25,080   $24,401   $679  3%       $75,387   $73,473   $1,914  3%
                                 =======   =======   ==== ==        =======   =======   ====== ==
SG&A EXPENSES AS A
  PERCENT OF SALES............       9.1%      9.1%                     8.8%      8.9%
                                 =======   =======                  =======   =======

     Consolidated selling, general and administrative costs of $25.1 million and $75.4 million for the three and nine months ended March 31, 2005, respectively, increased by 3% from the $24.4 million and $73.5 million incurred for the three and nine months ended March 31, 2004, respectively. Despite the dollar increase in these costs, selling, general and administrative costs were comparable to the prior-year periods as a percentage of sales. Also, the 2004 year-to-date costs reflect a $1.8 million recovery of bad debt associated with one bankrupt customer, whose account was previously written off in the Glassware and Candles segment during fiscal 2002.

   RESTRUCTURING AND IMPAIRMENT CHARGE

      In the current quarter ended March 31, 2005, we recorded a noncash impairment charge of $1.6 million ($1.0 million after taxes) relating to certain equipment in two of our business segments. Approximately $0.9 million of the charge relates to the impairment of glassware-manufacturing equipment in our Glassware and Candles segment. Approximately $0.7 million of the charge relates to the impairment of certain idle manufacturing equipment in our Automotive segment. These impairments occurred due to inefficient production capability and a slowdown in demand for certain products associated with this equipment. We determined that an impairment existed based on a comparison of the sum of the related, estimated undiscounted future cash flows with the assets' carrying amounts. We then compared the assets' carrying amounts to their estimated fair value to determine the amount of impairment to be recorded utilizing market prices of similar equipment as applicable.

      In the fourth quarter of fiscal 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. During the nine months ended March 31, 2005, we recorded an additional restructuring and impairment charge of $0.5 million for costs incurred during that period, and the majority of this charge results in cash outlays and consists of other closing costs, such as costs to maintain the building and various other charges.

      An analysis of our fiscal year-to-date restructuring activity for the Waycross facility and the related remaining liability within the Automotive segment is as follows:



                                                                    NINE MONTHS ENDED
                                                      ACCRUAL AT     MARCH 31, 2005     ACCRUAL AT
                                                       JUNE 30,   ---------------------  MARCH 31,
                                                         2004     CHARGE   CASH OUTLAYS    2005
                                                      ----------  ------   ------------ ----------
WAYCROSS RESTRUCTURING AND IMPAIRMENT CHARGE
  Employee Separation Costs.........................     $105       $  -       $(105)        $ -
  Other Costs.......................................       34        381        (401)         14
                                                         ----       ----       -----         ---

  Subtotal..........................................     $139        381       $(506)        $14
                                                         ====                  =====         ===
  Asset Impairment and Other Noncash Charges........                 135
                                                                    ----

    Waycross Restructuring and Impairment Charge....                $516
                                                                    ====

      The restructuring accrual is included in accounts payable and accrued liabilities at March 31, 2005. We expect that the remaining cash outlays for this plan will be immaterial and occur over the remainder of this fiscal year.

   OPERATING INCOME

      The foregoing factors contributed to consolidated operating income totaling $24.6 million and $87.2 million for the three and nine months ended March 31, 2005, respectively. These amounts represent a decrease of 3% from the prior-year quarter and a decrease of 10% from the prior year to date. By segment, our operating income can be summarized as follows:

                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                 MARCH 31                               MARCH 31
                             2005       2004       CHANGE            2005      2004        CHANGE
                            -------   --------  ------------       -------   --------  --------------
OPERATING INCOME
  Specialty Foods........   $24,371   $ 24,085  $   286    1%      $82,786   $81,494   $  1,292     2%
  Glassware and Candles..     1,555      1,147      408   36%        6,318    11,017     (4,699)  (43)%
  Automotive.............       232      2,025   (1,793) (89)%       3,586     9,480     (5,894)  (62)%
  Corporate Expenses.....    (1,559)    (1,854)     295  (16)%      (5,509)   (4,802)      (707)   15%
                            -------   --------  -------  ---       -------   -------   --------   ---

    Total ...............   $24,599   $ 25,403  $  (804)  (3)%     $87,181   $97,189   $(10,008)  (10)%
                            =======   ========  =======  ===       =======   =======   ========   ===

OPERATING INCOME
  AS A PERCENT OF SALES
  Specialty Foods........      14.9%      15.4%                       16.5%     17.1%
  Glassware and Candles..       2.8%       2.1%                        3.4%      6.0%
  Automotive.............        .4%       3.5%                        2.1%      5.7%
  Consolidated...........       8.9%       9.4%                       10.2%     11.7%

   OTHER INCOME (EXPENSE)

      We recorded $26.2 million and $2.0 million of Other Income - Continued Dumping and Subsidy Offset Act for the nine months ended March 31, 2005 and 2004, respectively. This income represents distributions we received from the U.S. government under CDSOA. CDSOA is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of anti-dumping duties collected on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. However, CDSOA continues to be in effect in the United States at this time. Uncertainties associated with this program leave us unable to predict the amounts, if any, we may be entitled to receive in the future.

      The year-to-date period ended March 31, 2005 included interest income and other of $2.6 million, as compared to $1.3 million in the prior year. The increase was primarily due to higher interest income, as our cash balances and interest rates have been higher than in the prior year.

   NET INCOME

      Third quarter net income of $16.1 million increased slightly from the preceding year's net income for the quarter of $16.0 million. As influenced by the impact of the CDSOA distributions, year-to-date March 31, 2005 net income was $72.6 million compared to $62.4 million in the prior-year period. Net income per share for the fiscal 2005 third quarter, as influenced by the above-noted items and by the extent of share repurchases under our share repurchase program, totaled $0.46 per basic and diluted share, as compared to $.45 per basic and diluted share recorded in the prior year. Year-to-date March 31, 2005 net income per share was $2.07 on a basic and diluted basis compared to $1.75 on a basic basis and $1.74 on a diluted basis for the prior-year period.

FINANCIAL CONDITION

      For the nine months ended March 31, 2005, net cash provided by operating activities totaled $91.4 million, which compares to $78.1 million provided in the comparable prior-year period. This increase results from the increase in net income, as influenced by the larger CDSOA distribution.

      As described in Note 1 to the Consolidated Financial Statements, we reclassified our investments in auction rate securities and variable rate demand obligations from cash and equivalents to short-term investments. This reclassification resulted in the net short-term investment activity being reclassified from the change in cash to a gross presentation in investing activities on the Consolidated Statements of Cash Flows. Prior-year amounts have also been similarly reclassified. Thus, as impacted by the above, cash used in investing activities for the nine months ended March 31, 2005 decreased to $17.9 million from the prior-year amount of $49.9 million due to the prior-year acquisition of Warren totaling approximately $20.6 million and the net short-term investment activity. Year-to-date capital expenditures of $14.2 million were comparable to the prior year. Full year fiscal 2005 capital expenditures could reach as much as $30 million due to increased construction activity on our new food manufacturing facility. See further discussion in Contractual Obligations below.

      Cash used in financing activities for the nine months ended March 31, 2005 increased to $67.7 million from the prior-year total of $23.8 million due to an increase in share repurchases. At March 31, 2005, approximately 1,237,000 shares remain authorized for future buyback. Total dividends paid during the current year-to-date period increased approximately 8% as compared to the prior-year period due to the effects of an 11% increase in the stated dividend rate being somewhat offset by the extent of share repurchases.

      We believe that cash provided from operations, our existing aggregate balances in cash, cash equivalents and short-term investments, in addition to our currently available bank credit arrangements, should be adequate to meet our foreseeable cash requirements over the remainder of fiscal 2005.

CONTRACTUAL OBLIGATIONS

      We have various contractual obligations, which are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of March 31, 2005 and future minimum lease payments for the use of property and equipment under operating lease agreements. In our Annual Report on Form 10-K for the year ended June 30, 2004, we disclosed our contractual obligations as of June 30, 2004. There have been no significant changes to the obligations disclosed therein, except as follows:

      On December 7, 2004, T. Marzetti Company, LLC ("TMC"), an indirect wholly owned subsidiary of ours, entered into a Design/Build Agreement (the "Agreement") with Shambaugh and Son, LP ("Shambaugh"), an affiliate of EMCOR Group, Inc. Under the terms of the Agreement, TMC has contracted for Shambaugh to design, organize, coordinate, direct and construct a new production facility (the "Project") located in Hart County, Kentucky to be utilized for the manufacture of salad dressings and sauces. Subject to certain conditions, the Agreement provides that the total cost to be charged TMC for Shambaugh's work on the Project is to be within a guaranteed maximum price, as defined, of approximately $44 million. The Agreement contains other terms and conditions addressing issues common to such arrangements and contemplates completion of the Project not later than October 2006. The Agreement was included as Exhibit 10.1 in our Quarterly Report on Form 10-Q for the period ended December 31, 2004 and is incorporated herein by reference.

SIGNIFICANT ACCOUNTING POLICIES

      There have been no changes in critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the FASB issued SFAS 123R. This Statement requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. SFAS 123R is effective July 1, 2005 and may be adopted using a modified prospective method or a modified retrospective method. We are currently evaluating the adoption alternatives and expect to complete our evaluation during the first quarter of our fiscal 2006.

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

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (c) In May 2000 and August 2004, the Board of Directors approved share repurchase authorizations of 3,000,000 and 2,000,000 shares, respectively, of which approximately 1,237,000 shares remain authorized for future repurchases at March 31, 2005. In the third quarter, we made the following repurchases of our common stock:

                                                                 TOTAL NUMBER      MAXIMUM NUMBER
                                           TOTAL      AVERAGE      OF SHARES     OF SHARES THAT MAY
                                          NUMBER       PRICE     PURCHASED AS     YET BE PURCHASED
                                         OF SHARES   PAID PER  PART OF PUBLICLY  UNDER THE PLANS OR
PERIOD                                   PURCHASED     SHARE    ANNOUNCED PLANS       PROGRAMS
------                                   ---------   --------  ----------------  ------------------
January 1-31, 2005...................     105,156    $ 42.287       105,156           1,707,887
February 1-28, 2005..................     105,199    $ 42.347       105,199           1,602,688
March 1-31, 2005.....................     365,994    $ 42.740       365,994           1,236,694

      These share repurchase authorizations do not have a stated expiration date.

ITEM 6. EXHIBITS. See Index to Exhibits following Signatures.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LANCASTER COLONY CORPORATION
                                    ----------------------------
                                                   (Registrant)

Date: May 10, 2005                 By:  /s/ JOHN B. GERLACH, JR.
                                       -----------------------------------------
                                            John B. Gerlach, Jr.
                                            Chairman, Chief Executive Officer
                                            and President

Date: May 10, 2005                 By:  /s/ JOHN L. BOYLAN
                                       -----------------------------------------
                                            John L. Boylan
                                            Treasurer, Vice President,
                                            Assistant Secretary and
                                            Chief Financial Officer
                                            (Principal Financial
                                            and Accounting Officer)

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2005
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    DESCRIPTION                                         LOCATED AT
-------                                   -----------                                        --------------
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