Form 10-K
period 2005-06-30
LANCASTER COLONY CORP
filed 2005-09-13
CIK 57515

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

          37 WEST BROAD STREET
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

                               TITLE OF EACH CLASS
                       Common Stock-No Par Value Per Share
       (Including Series A Participating Preferred Stock Purchase Rights)

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

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of Common Stock held by non-affiliates on December 31, 2004 was approximately $1,129,467,000, based on the closing price of these shares on that day.

     As of August 31, 2005, there were approximately 34,216,000 shares of Common Stock, no par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement to be filed for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2005 Definitive Proxy Statement shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

EXHIBIT INDEX LOCATED IN PART IV OF THIS ANNUAL REPORT ON FORM 10-K.

================================================================================

                 LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I
Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

PART II
Item 5.    Market for the Registrant's Common Stock, Related Stockholder
           Matters, and Issuer Purchases of Equity Securities
Item 6.    Selected Financial Data
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure
Item 9A.   Controls and Procedures
Item 9B.   Other Information

PART III
Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.   Certain Relationships and Related Transactions
Item 14.   Principal Accounting Fees and Services

PART IV
Item 15.   Exhibits and Financial Statement Schedules
Signatures
Index to Exhibits

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

     As used in this Annual Report on Form 10-K and except as the context otherwise may require, the terms "we," "us," "our," "registrant," or "the Company" mean Lancaster Colony Corporation and all entities owned or controlled by Lancaster Colony Corporation except where it is clear that the term only means the parent company.

     Current and periodic reports are available at our Web site
(www.lancastercolony.com) free of charge as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     We operate in three business segments - "Specialty Foods," "Glassware and Candles" and "Automotive" - which accounted for approximately 60%, 21% and 20%, respectively, (percentages do not add to 100% due to rounding) of consolidated net sales for the fiscal year ended June 30, 2005. The financial information relating to business segments for each of the three years in the period ended June 30, 2005 is included in Note 17 to the consolidated financial statements, which is included in Part II, Item 8 of this Form 10-K. Further description of each business segment within which we operate is provided below:

     SPECIALTY FOODS

     The food products we manufacture and sell include salad dressings and sauces marketed under the brand names "Marzetti," "T. Marzetti," "T. Marzetti's," "Cardini's," "Pfeiffer" and "Girard's"; fruit glazes, vegetable dips and fruit dips marketed under the brand name "T. Marzetti's"; frozen hearth-baked breads marketed under the brand names "New York Brand" and "Mamma Bella"; frozen Parkerhouse style yeast dinner rolls and sweet rolls marketed under the brand name "Sister Schubert's"; premium dry egg noodles marketed under the brand names "Inn Maid" and "Amish Kitchen"; frozen specialty noodles and pastas marketed under the brand names "Reames" and "Aunt Vi's"; croutons and related products marketed under the brand names "Chatham Village," "Cardini's" and "T. Marzetti's" and caviar marketed under the brand name "Romanoff." A portion of our sales in this segment is sold under private label to retailers, distributors and restaurants primarily in the United States. Additionally, a portion of our sales relates to frozen specialty noodles and pastas sold to industrial customers for use as ingredients in their products.

     A significant portion of this segment's product lines is manufactured at our 13 plants located throughout the United States. Certain items are manufactured and packaged by third parties located in the United States, Canada and England under contractual agreements established by us.

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

     Sales attributable to one customer comprised approximately 11% and 10% of this segment's total net sales in the current year and prior year, respectively. No other customer accounted for more than 10% of this segment's total net sales. Although we have the leading market share in several product categories, all of the markets in which we sell food products are highly competitive in the areas of price, quality and customer service.

     The operations of this segment are not affected to any material extent by seasonal fluctuations. We do not utilize any franchises or concessions in this business segment. The trademarks that we utilize are significant to the overall success of this segment. The patents and licenses under which we operate, however, are not essential to the overall success of this segment.

     GLASSWARE AND CANDLES

     Candles, candle accessories, and other home fragrance products in a variety of sizes, forms and fragrance are sold to the mass merchandise markets as well as to supermarkets, drug stores and specialty shops under the "Candle-lite" brand name. A portion of our candle business is marketed under private label.

     Glass products include a broad range of machine-blown and pressed consumer glassware and industrial glass products such as security and interior warehouse lighting components, cathode ray tubes and lenses.

     Consumer glassware includes a diverse line of decorative and ornamental products such as tumblers, bowls, pitchers, jars, barware, and candle accessories. These products are marketed under a variety of trademarks, the most important of which are "Indiana Glass," "Colony" and "Fostoria."

     Glass vases and containers are sold to both the retail and wholesale floral markets under the brand names "Brody" and "Indiana Glass" as well as to mass merchants and specialty craft stores.

     Our glass products are sold to mass merchants, department stores, drug stores and specialty shops, as well as to wholesalers. Commercial markets such as foodservice, hotels, hospitals and schools are also served by this segment's products.

     All the markets in which we sell houseware products are highly competitive in the areas of design, price, quality and customer service. Sales attributable to one customer comprised approximately 31% and 26% of this segment's total net sales in the current year and prior year, respectively. No other customer accounted for more than 10% of this segment's total net sales.

     Seasonal retail stocking patterns cause certain of this segment's products to experience increased sales in the first half of the fiscal year. We do not use any franchises or concessions in this segment. The patents and licenses under which we operate are not essential to the overall success of this segment. Certain trademarks, however, are important to this segment's marketing efforts.

     AUTOMOTIVE

     We manufacture and sell a complete line of rubber, vinyl and carpeted floor mats to both original equipment manufacturers and aftermarket retailers. Other products include pickup truck bed mats; running boards; tube steps; toolboxes and other accessories for pickup trucks, vans and sport utility vehicles; heavy-duty truck and trailer splash guards and quarter fenders; and accessories such as cup holders, litter caddies and floor consoles. The automotive aftermarket products are marketed primarily through mass merchandisers and automotive outlets. Floor mats are marketed under the brand name "Rubber Queen," bed mats under the "Protecta" trademark, and aluminum accessories and running boards under the "Dee Zee" brand name. These products are also subject to marketing under private labels. The aggregate sales to two customers, each with sales greater than 10% of total segment sales, accounted for approximately 24% of this segment's total net sales during fiscal 2005. In fiscal 2004, three customers, each with sales greater than 10% of total segment sales, accounted for 31% of this segment's total net sales. No other customer accounted for more than 10% of this segment's total net sales. Although we are a market leader in many of our product lines, all the markets in which we sell automotive products are highly competitive in the areas of design, price, quality and customer service.

     The operations of this segment are not affected to any material extent by seasonal fluctuations. We do not utilize any significant franchises or concessions in this segment. The patents and licenses under which we operate are generally not essential to the overall success of this segment. Certain trademarks, however, are valuable to the segment's marketing efforts.

NET SALES BY CLASS OF PRODUCTS

     The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products that account for at least 10% of our consolidated net sales in any fiscal year from 2003 through 2005:

                                         2005   2004   2003
                                         ----   ----   ----
Specialty Foods:
   Retail.............................    30%    30%    29%
   Foodservice........................    29%    28%    26%

Glassware and Candles:
   Consumer Table and Giftware........    17%    17%    19%

Automotive:
   Original Equipment Manufacturers...    13%    14%    15%

     Net sales attributable to Wal-Mart Stores, Inc. totaled approximately 13%, 12% and 12% of consolidated net sales for fiscal years 2005, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT

     The estimated amount spent during each of the last three fiscal years on research and development activities determined in accordance with generally accepted accounting principles is not considered material.

BACKLOG

     The nature of our backlog varies by segment. Orders in our Specialty Foods segment are generally filled in three to seven days following the receipt of the order. In our Glassware and Candles segment, certain orders are received in a highly seasonal manner, and the timing of the receipt of several large customer orders can materially impact the amount of the backlog at any point in time without being an indication of longer-term sales. In the aftermarket sector of our Automotive segment, orders are generally filled within four to six weeks following the receipt of the order. In our Automotive segment, orders from original equipment manufacturers ("OEM") are generally filled within four to eight weeks. Also, our Automotive segment backlog is impacted by general market conditions in the automobile industry and is subject to general economic conditions and changes in consumer demand. Due to these variables, we do not view the amount of backlog at any particular point in time as a meaningful indicator of longer-term shipments.

ENVIRONMENTAL MATTERS

     Certain of our operations are subject to various Federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations is not expected to have a material adverse effect upon the level of capital expenditures, earnings or our competitive position for the remainder of the current and succeeding fiscal year.

EMPLOYEES AND LABOR RELATIONS

     As of June 30, 2005, we had approximately 5,500 employees. Approximately 30% of these employees are represented under various collective bargaining agreements, which expire at various times through May 2009. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material adverse effect on our business and results of operations.

FOREIGN OPERATIONS AND EXPORT SALES

     Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations.

RAW MATERIALS

     During fiscal year 2005, we obtained adequate supplies of raw materials for all of the segments. We rely on a variety of raw materials for the day-to-day production of our products, including the following: soybean oil, certain dairy-related products, flour, fragrances and colorant agents, paraffin wax, plastic and paper packaging materials, resins, synthetic rubbers, rubber friction and compound, aluminum and steel.

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

ITEM 2. PROPERTIES

     We use approximately 6.5 million square feet of space for our operations. Of this space, approximately 1.7 million square feet are leased.

     The following table summarizes locations wherein multiple facilities are aggregated and in total exceed 75,000 square feet of space and which are considered the principal manufacturing and warehousing operations of the registrant:

                                                                              APPROXIMATE     TERMS OF
             LOCATION                        BUSINESS SEGMENT(S)              SQUARE FEET     OCCUPANCY
             --------                        -------------------              -----------     ---------
Altoona, Iowa (5) ...............   Specialty Foods                              107,000    Owned/Leased
Bedford Heights, OH (3) .........   Specialty Foods                               81,000    Owned/Leased
Columbus, OH (5) ................   Specialty Foods                              392,000    Owned/Leased
Grove City, OH ..................   Specialty Foods                              195,000        Owned
Luverne, AL .....................   Specialty Foods                               91,000        Owned
Milpitas, CA (6) ................   Specialty Foods                              130,000    Owned/Leased
Wilson, NY ......................   Specialty Foods                               80,000        Owned
Dunkirk, IN .....................   Glassware and Candles                        622,000        Owned
Lancaster, OH ...................   Glassware and Candles                        465,000        Owned
Leesburg, OH (1) ................   Glassware and Candles                        875,000    Owned/Leased
Sapulpa, OK (3) .................   Glassware and Candles                        680,000    Owned/Leased
Jackson, OH .....................   Automotive and Glassware and Candles         223,000        Owned
Coshocton, OH ...................   Automotive                                   591,000        Owned
Des Moines, IA (1)(2)(3)(4)(6) ..   Automotive                                 1,003,000    Owned/Leased
LaGrange, GA ....................   Automotive                                   211,000        Owned
Wapakoneta, OH (1)(2) ...........   Automotive                                   273,000    Owned/Leased

----------
(1)  Part leased on a monthly basis

(2)  Part leased for term expiring in 2005

(3)  Part leased for term expiring in 2006

(4)  Part leased for term expiring in 2007

(5)  Part leased for term expiring in 2009

(6)  Part leased for term expiring in 2010

     We are in the process of constructing a new salad dressing facility in Horse Cave, Kentucky. The construction is expected to be complete in early fiscal 2007 and the facility will contain approximately 220,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock trades on The Nasdaq Stock Market(R) under the symbol LANC. The following table sets forth the high and low close prices for Lancaster Colony common shares and the dividends paid for each quarter of fiscal 2005 and 2004. Stock prices were provided by The Nasdaq Stock Market(R).

                        CLOSING
                      STOCK PRICES    DIVIDENDS
                    ---------------      PAID
                     HIGH      LOW    PER SHARE
                    ------   ------   ---------
2005
FIRST QUARTER....   $43.55   $38.26      $.23
SECOND QUARTER...    44.63    40.32       .25
THIRD QUARTER....    43.50    41.17       .25
FOURTH QUARTER...    44.35    40.90       .25
                                         ----
   YEAR..........                        $.98
                                         ====
2004
First quarter....   $42.00   $38.68      $.20
Second quarter...    45.18    39.36       .23
Third quarter....    46.11    39.09       .23
Fourth quarter...    44.06    38.20       .23
                                         ----
   Year..........                        $.89
                                         ====

     The number of shareholders as of September 1, 2005 was approximately 10,450. The highest and lowest close prices for our common stock from July 1, 2005 to September 1, 2005 were $45.75 and $42.25.

     ISSUER PURCHASES OF EQUITY SECURITIES

     Our Board of Directors approved share repurchase authorizations of 3,000,000 shares (May 2000), 2,000,000 shares (August 2004) and 2,000,000 shares
(May 2005). Approximately 3,026,000 shares from the August 2004 and the May 2005 authorizations remained authorized for future purchase at June 30, 2005. In the fourth quarter, we made the following repurchases of our common stock:

                                               TOTAL NUMBER       MAXIMUM NUMBER
                        TOTAL      AVERAGE       OF SHARES      OF SHARES THAT MAY
                        NUMBER      PRICE      PURCHASED AS      YET BE PURCHASED
                      OF SHARES   PAID PER   PART OF PUBLICLY   UNDER THE PLANS OR
PERIOD                PURCHASED     SHARE     ANNOUNCED PLANS        PROGRAMS
------                ---------   --------   ----------------   ------------------
April 1-30, 2005...    105,182     $41.978        105,182            1,131,512
May 1-31, 2005.....     90,147     $42.286         90,147            3,041,365
June 1-30, 2005....     15,051     $42.924         15,051            3,026,314

     These share repurchase authorizations do not have a stated expiration date.

ITEM 6. SELECTED FINANCIAL DATA

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                           FIVE YEAR FINANCIAL SUMMARY

                                                             YEARS ENDED JUNE 30
(THOUSANDS EXCEPT                      --------------------------------------------------------------
PER SHARE FIGURES)                        2005         2004         2003         2002        2001(1)
------------------                     ----------   ----------   ----------   ----------   ----------
OPERATIONS
Net Sales...........................   $1,131,466   $1,096,953   $1,106,800   $1,129,687   $1,092,653
Gross Margin........................   $  219,463   $  223,686   $  243,860   $  253,565   $  255,721
   Percent of Sales.................         19.4%        20.4%        22.0%        22.4%        23.4%
Interest Expense....................   $       --   $       --   $       --   $       54   $    1,239
   Percent of Sales.................          0.0%         0.0%         0.0%         0.0%         0.1%
Income Before Income Taxes..........   $  148,021   $  128,464   $  180,801   $  149,342   $  145,885
   Percent of Sales.................         13.1%        11.7%        16.3%        13.2%        13.4%
Taxes Based on Income...............   $   54,933   $   48,462   $   68,255   $   57,402   $   55,649
Income Before Cumulative
   Effect of Accounting Change......   $   93,088   $   80,002   $  112,546   $   91,940   $   90,236
Cumulative Effect of
   Accounting Change, Net of Tax....   $       --   $       --   $       --   $       --   $     (998)
Net Income..........................   $   93,088   $   80,002   $  112,546   $   91,940   $   89,238
   Percent of Sales.................          8.2%         7.3%        10.2%         8.1%         8.2%
Per Common Share:
   Net Income-Basic and Diluted.....   $     2.67   $     2.24   $     3.11   $     2.49   $     2.37
   Cash Dividends...................   $     0.98   $     0.89   $     0.78   $     0.71   $     0.67

FINANCIAL POSITION
Total Assets........................   $  731,278   $  712,885   $  667,716   $  618,705   $  576,352
Working Capital.....................   $  370,559   $  358,274   $  329,462   $  276,796   $  220,896
Property, Plant and Equipment-Net...   $  154,147   $  159,494   $  161,111   $  165,943   $  173,169
Long-Term Debt......................   $       --   $       --   $       --   $       --   $    1,095
Property Additions..................   $   22,683   $   18,172   $   29,941   $   22,546   $   22,632
Depreciation and Amortization.......   $   33,262   $   31,267   $   31,669   $   35,287   $   35,528
Shareholders' Equity................   $  587,726   $  586,785   $  547,665   $  501,277   $  459,901
   Per Common Share.................   $    17.17   $    16.54   $    15.31   $    13.70   $    12.35
Weighted Average Common Shares
   Outstanding-Diluted..............       34,925       35,778       36,243       36,910       37,636

STATISTICS
Current Ratio.......................          4.6          4.9          4.9          4.1          3.3
Long-Term Debt as a Percent
   of Shareholders' Equity..........          0.0%         0.0%         0.0%         0.0%         0.2%
Dividends Paid as a Percent
   of Net Income....................         36.6%        39.7%        25.0%        28.4%        28.2%
Return on Average Equity............         15.9%        14.1%        21.5%        19.1%        20.4%

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

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important in understanding the results of our operations for each of the three years in the period ended June 30, 2005 and our liquidity and capital resources as of June 30, 2005 and 2004. Our fiscal year begins on July 1 and ends on June
30. In the discussion that follows, we analyze the results of our operations for the last three years, including the trends in the overall business, followed by a discussion of our cash flows and liquidity and contractual obligations. We then provide a review of the critical accounting policies and estimates that we have made which we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recently issued accounting pronouncements.

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

     We recorded other income for proceeds received from the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA") for the year ended June 30, 2005 of $26.2 million compared to $2.0 million for the prior year. This income represents distributions we received from the U.S. government under CDSOA. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of anti-dumping duties collected by the U.S. government on those products.

     In the quarter ended March 31, 2005, we recorded a noncash impairment charge of $1.6 million ($1.0 million after taxes) relating to certain equipment in two of our business segments. Approximately $0.9 million of the charge relates to the impairment of glassware-manufacturing equipment in our Glassware and Candles segment. Approximately $0.7 million of the charge relates to the impairment of certain idle manufacturing equipment in our Automotive segment. These impairments occurred due to inefficient production and a slowdown in demand for certain products associated with this equipment. See further discussion in Note 16 to the consolidated financial statements.

     On April 27, 2004, we announced our intent to close our automotive floor mat manufacturing facility located in Waycross, Georgia. In fiscal 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes). During the 2005 fiscal year, we recorded an additional restructuring and impairment charge of $0.5 million ($0.3 million after taxes) for costs incurred during that period. See further discussion in
Note 16 to the consolidated financial statements.

     On December 12, 2003, we purchased substantially all the operating assets of Warren Frozen Foods, Inc. ("Warren"), a privately owned producer and marketer of frozen noodle and pasta products. Warren is reported in our Specialty Foods segment. This acquisition's final purchase price was approximately $21.1 million, including a net asset adjustment of approximately $492,000 as determined under the terms of the purchase agreement, and this transaction is discussed in further detail in Note 3 to the consolidated financial statements.

     FORWARD-LOOKING STATEMENTS

     We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "believe," "intend,"

"expect," "hope," or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments, and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including the strength of the economy, slower than anticipated sales growth, the extent of operational efficiencies achieved, the success of new product introductions, price and product competition, and increases in raw materials costs. Management believes these forward-looking statements to be reasonable; however, undue reliance should not be placed on such statements that are based on current expectations. We undertake no obligation to publicly update such forward-looking statements.

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

          - efficiencies in plant operations, including the ability to optimize overhead utilization in nonfood operations;

          -    fluctuations in the cost and availability of raw materials;

          - adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

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

          -    changes in income tax laws;

          -    changes in estimates in critical accounting judgments; and

          -    innumerable other factors.

     SUMMARY OF RESULTS

     The following is an overview of our consolidated results for the year ended June 30, 2005.

     Net sales for the year ended June 30, 2005 increased 3% to $1,131 million from the prior year total of $1,097 million. Gross margin decreased 2% to $219.5 million from the prior year comparable total of $223.7 million. Net income for the current year was $93.1 million or $2.67 per diluted share, compared to $80.0 million or $2.24 per diluted share in the prior year.

     Our current year results continue to reflect an environment of heightened competition, increased pricing pressures and higher nonfood raw material costs. We also experienced higher costs associated with freight and energy. We have been able to maintain a strong balance sheet with no debt throughout this fiscal year.

Our total consolidated cash, cash equivalents, and short-term investments increased by $6.1 million to $184.6 million compared to the prior year total of $178.5 million. Overall results were also affected by the funds received under CDSOA. In fiscal 2005, we received $26.2 million under CDSOA compared to $2.0 million in fiscal 2004 and $39.2 million in fiscal 2003.

REVIEW OF CONSOLIDATED OPERATIONS

     SEGMENT SALES MIX

     The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

                              2005   2004   2003
                              ----   ----   ----
SEGMENT SALES MIX: (1)
   Specialty Foods.........    60%    58%    55%
   Glassware and Candles...    21%    21%    23%
   Automotive..............    20%    21%    22%

----------
(1) Expressed as a percentage of consolidated net sales; may not add to 100% due to rounding.

     NET SALES AND GROSS MARGIN

                                       FISCAL YEAR ENDED
                                             JUNE 30                            CHANGE
(DOLLARS IN THOUSANDS)           2005         2004         2003      2005 VS. 2004    2004 vs. 2003
----------------------        ----------   ----------   ----------   -------------   --------------
NET SALES
   Specialty Foods.........   $  673,840   $  639,226   $  609,994   $34,614     5%  $ 29,232     5%
   Glassware and Candles...      233,505      231,125      251,437     2,380     1%   (20,312)   (8%)
   Automotive..............      224,121      226,602      245,369    (2,481)   (1%)  (18,767)   (8%)
                              ----------   ----------   ----------   -------   ---   --------   ---
      Total................   $1,131,466   $1,096,953   $1,106,800   $34,513     3%  $ (9,847)   (1%)
                              ==========   ==========   ==========   =======   ===   ========   ===
GROSS MARGIN...............   $  219,463   $  223,686   $  243,860   $(4,223)   (2%) $(20,174)   (8%)
                              ==========   ==========   ==========   =======   ===   ========   ===
GROSS MARGIN AS A
   PERCENT OF SALES........         19.4%        20.4%        22.0%

     Consolidated net sales during fiscal 2005 were led by further growth in the Specialty Foods segment and reached the record level of $1,131 million, increasing 3% as compared to prior year sales of $1,097 million. Over the past two years, a business acquisition made within the Specialty Foods segment contributed approximately $9 million growth in each year. Like many other consumer product companies, we experienced heightened competitive influences during this period, which impacted sales growth, particularly in our nonfood markets.

     Our gross margin as a percentage of net sales was 19.4% in 2005 compared with 20.4% in 2004 and 22.0% in 2003. A significant influence affecting the 2005 decline was the presence of increasing nonfood material costs and our limited ability to obtain much cost recovery through higher pricing. Higher levels of freight and energy costs were also broadly prevalent in fiscal 2005. Despite modest improvement in food commodity costs, gross margins in the Specialty Foods segment were adversely impacted by issues involving sales mix, higher freight costs and certain operating inefficiencies. Compared to fiscal 2003, the consolidated gross margin percentage for fiscal 2004 declined, as affected by higher food ingredient costs, rising raw material costs in the Automotive segment, and the presence of price competition along with lower fixed cost absorption occurring in the Glassware and Candles segment.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                     FISCAL YEAR ENDED
                                          JUNE 30                        CHANGE
(DOLLARS IN THOUSANDS)            2005      2004      2003    2005 VS. 2004   2004 vs. 2003
----------------------          -------   -------   -------   -------------   -------------
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES...   $99,421   $97,885   $99,032   $1,536     2%   $(1,147)   (1%)
                                =======   =======   =======   ======   ===    =======   ===
SG&A EXPENSE AS A PERCENT OF
   SALES.....................       8.8%      8.9%      8.9%

     Selling, general and administrative expenses for fiscal 2005 totaled $99.4 million and increased 2% as compared with the 2004 total of $97.9 million and increased $0.4 million from the 2003 total of $99.0 million. The 2005 and 2004 fiscal totals included recoveries of bad debt totaling $1.5 million and $1.8 million, respectively, associated with the 2002 bankruptcy filing of Kmart Corporation. We wrote off approximately $14.3 million related to this bankruptcy in fiscal 2002. Selling, general and administrative expenses were relatively stable as a percentage of sales for the years ended June 30, 2005, 2004 and 2003.

     RESTRUCTURING AND IMPAIRMENT CHARGE

     In the quarter ended March 31, 2005, we recorded a noncash impairment charge of $1.6 million ($1.0 million after taxes) relating to certain equipment in two of our business segments. Approximately $0.9 million of the charge relates to the impairment of glassware-manufacturing equipment in our Glassware and Candles segment. Approximately $0.7 million of the charge relates to the impairment of certain idle manufacturing equipment in our Automotive segment. These impairments occurred due to inefficient production and a slowdown in demand for certain products associated with this equipment. We determined that an impairment existed based on a comparison of the sum of the related, estimated undiscounted future cash flows with the assets' carrying amounts. We then compared the assets' carrying amounts to their estimated fair value to determine the amount of impairment to be recorded.

     In fiscal 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. The fiscal 2004 cash costs associated with this closure totaled approximately $0.3 million and included termination benefits and other closing costs, such as costs to remove and relocate certain equipment, costs to prepare the building for sale, and various other charges. Approximately $0.8 million of the fiscal 2004 restructuring and impairment charge related to this facility's impairment of property, plant and equipment. During the year ended June 30, 2005, we recorded an additional restructuring and impairment charge of $0.5 million ($0.3 million after taxes) for costs incurred during that period. The majority of this charge resulted in cash outlays and consisted of other closing costs, such as costs to maintain the building and various other charges.

     An analysis of our Waycross restructuring activity and the related liability within the Automotive segment is as follows (in thousands):

                                                                      ACCRUAL                       ACCRUAL
                                                            2004        AT                 2005       AT
                                                   2004     CASH     JUNE 30,    2005      CASH    JUNE 30,
                                                  CHARGE   OUTLAYS     2004     CHARGE   OUTLAYS     2005
                                                  ------   -------   --------   ------   -------   --------
WAYCROSS RESTRUCTURING AND IMPAIRMENT CHARGE
   Employee Separation Costs...................   $  233    $(128)     $105      $ --     $(105)      $--
   Other Costs.................................       39       (5)       34       401      (410)       25
                                                  ------    -----      ----      ----     -----       ---
   Subtotal....................................      272    $(133)     $139       401     $(515)      $25
                                                            =====      ====               =====       ===
   Asset Impairment............................      786                          135
                                                  ------                         ----
      Waycross Restructuring and Impairment
         Charge................................   $1,058                         $536
                                                  ======                         ====

     The restructuring accrual is included in accounts payable and accrued liabilities at June 30, 2005 and 2004. We expect that the remaining cash outlays for this plan will be immaterial to the overall consolidated financial statements.

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

     OPERATING INCOME

                                     FISCAL YEAR ENDED
                                          JUNE 30                           CHANGE
(DOLLARS IN THOUSANDS)          2005       2004       2003     2005 VS. 2004     2004 vs. 2003
----------------------        --------   --------   --------   -------------    --------------
OPERATING INCOME
   Specialty Foods.........   $111,392   $109,391   $116,068   $ 2,001     2%   $ (6,677)   (6%)
   Glassware and Candles...      7,247      9,298     12,432    (2,051)  (22%)    (3,134)  (25%)
   Automotive..............      6,082     11,980     17,351    (5,898)  (49%)    (5,371)  (31%)
   Corporate Expenses......     (6,808)    (5,926)    (5,908)     (882)   15%        (18)    0%
                              --------   --------   --------   -------   ---    --------   ---
      Total................   $117,913   $124,743   $139,943   $(6,830)   (5%)  $(15,200)  (11%)
                              ========   ========   ========   =======   ===    ========   ===
OPERATING INCOME AS
   A PERCENT OF SALES
   Specialty Foods.........       16.5%      17.1%      19.0%
   Glassware and Candles...        3.1%       4.0%       4.9%
   Automotive..............        2.7%       5.3%       7.1%
   Consolidated............       10.4%      11.4%      12.6%

     Despite increased operating income in the Specialty Foods segment, declines in operating income in the other two segments, due to the factors discussed above, led to consolidated operating income for fiscal 2005 totaling $117.9 million, a 5% decrease from fiscal 2004 operating income of $124.7 million. The fiscal 2004 total had decreased 11% from fiscal 2003 operating income totaling $139.9 million.

     OTHER INCOME (EXPENSE)

     In December 2004, December 2003 and January 2003, we received approximately $26.2 million, $2.0 million and $39.2 million, respectively, from the U.S. government under CDSOA. These amounts were recorded within the accompanying financial statements as other income. CDSOA, which applies to our candle operations, is intended to redress the unfair dumping of imported products through annual cash payments to eligible affected companies. Such payments are in part dependent upon the amount of anti-dumping duties collected on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. Additionally, there exists pending litigation to which we are not a party that challenges the constitutionality of CDSOA. However, CDSOA continues to be in effect in the United States at this time. Uncertainties associated with this program leave us unable to predict the amounts, if any, we may be entitled to receive in the future.

     INCOME BEFORE INCOME TAXES

     As affected by the increased CDSOA payment, our income before income taxes for fiscal 2005 of $148.0 million increased 15% from the fiscal 2004 total of $128.5 million. As influenced by an increase in tax-free interest income and a 2005 change in state tax laws within Ohio, our effective tax rate was 37.1%, 37.7% and 37.8% in fiscals 2005, 2004 and 2003, respectively.

     NET INCOME PER COMMON SHARE

     Fiscal 2005 diluted earnings per share totaled $2.67, a 19% increase from the prior year total of $2.24. The latter amount was 28% less than fiscal 2003 diluted earnings per share of $3.11. Earnings per share in each of the last three years has been beneficially affected by share repurchases, which have totaled approximately $108.9 million over the three-year period ended June 30, 2005.

     Effective July 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and indefinite-lived intangible assets to no longer be amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means continue to be amortized over their useful lives. Amortization of other intangibles for 2005, 2004 and 2003 was $522,000, $276,000 and $30,000,
respectively. Of the $79.2 million in goodwill at June 30, 2005, approximately $78.2 million related to the Specialty Foods segment and approximately $1.0 million related to the Automotive segment.

SEGMENT REVIEW - SPECIALTY FOODS

     Record net sales were again achieved by the Specialty Foods segment during fiscal 2005, and operating income of $111.4 million increased 2% from the fiscal 2004 level of $109.4 million, primarily as a result of the higher sales volume. Net sales during fiscal 2005 totaled $673.8 million, a 5% increase over the prior year total of $639.2 million. Fiscal 2004 sales had increased 5% over the fiscal 2003 total of $610.0 million. The percentage of retail customer sales was approximately 51% during fiscal 2005 and 2004 compared to 53% in fiscal 2003.

     The sales growth experienced in 2005 primarily resulted from internally generated improvements in both retail and foodservice markets. Fiscal 2005 also benefited from incremental sales totaling approximately $9.0 million attributable to the December 2003 Warren acquisition. Fiscal 2004, the year of acquisition, had also benefited from incremental sales of approximately $9.0 million. The segment's retail customer sales growth over the last two years was most influenced by increased sales of such products as produce dips and dressings, frozen breads and frozen rolls. The level of foodservice sales in fiscal 2005 benefited from the Warren acquisition and growth in several frozen products.

     The Specialty Foods segment operating income in fiscal 2005 totaled $111.4 million, a 2% increase from the fiscal 2004 total of $109.4 million. The 2004 level was 6% below the fiscal 2003 level of $116.1 million. The increase in fiscal 2005's operating income was influenced by higher sales volume and modestly lower raw material costs incurred during the year, although the segment also experienced increased freight and promotional costs during the same period. Increased food commodity costs impacted the year-over-year comparisons between fiscal 2004 and 2003, as it was estimated that the impact of the increased soybean oil costs alone was in excess of $7 million in 2004. Entering fiscal 2006, we anticipate that commodity costs may remain somewhat favorable in the first half of the fiscal year.

SEGMENT REVIEW - GLASSWARE AND CANDLES

     Net sales of the Glassware and Candles segment are comprised primarily of candles and related accessories. Segment sales during fiscal 2005 totaled $233.5 million, and increased 1% compared to fiscal 2004 net sales of $231.1 million. Compared to net sales in fiscal 2003 totaling $251.4 million, fiscal 2004 sales declined by 8%. Fiscal 2005 candle sales grew primarily due to greater demand from existing customers, including placement in additional stores for which product was not previously provided. Glassware sales declined on weakness in demand for household drinkware and tableware. The segment's fiscal 2004 sales decline was attributable to weakness in both candle and glassware demand, as affected by intense competitive pressures, including pricing. Toward the end of fiscal 2004, candle sales increased as compared to the prior year period, benefiting from the mid-year introduction of a new line of private-label candle products.

     The segment's operating income totaled $7.2 million during fiscal 2005, a 22% decrease from the prior year total of $9.3 million. Compared to fiscal 2003 operating income of $12.4 million, fiscal 2004 income decreased by 25%. Affecting fluctuations between years was income associated with the liquidations of LIFO glassware inventory acquired at substantially lower costs in prior years. Such liquidations reduced cost of sales by approximately $1.3 million in fiscal 2005, $4.2 million in fiscal 2004 and $7.0 million in fiscal 2003. The current year's operating income also included a noncash impairment charge of $0.9 million relating to the impairment of certain glassware-manufacturing equipment. Other factors influencing fiscal 2005 results relative to 2004 were the benefits of higher levels of sales and plant utilization, as mitigated by issues of higher material and energy costs. Fiscal 2004 results relative to 2003 were adversely affected by lower sales volumes, a competitive pricing environment and reduced production levels. As discussed previously, a $4.9 million restructuring charge related to the consolidation of glass manufacturing operations also impacted fiscal 2003 results.

     Future results will be sensitive to capacity utilization rates due to the high level of fixed manufacturing costs that exist in this segment. We monitor our operations for indicators of impairment. To the extent such indicators are present, we evaluate the long-lived assets for recoverability. See further discussion in our Critical Accounting Policies and Estimates.

SEGMENT REVIEW - AUTOMOTIVE

     Net sales of the Automotive segment during fiscal 2005 totaled $224.1 million, a 1% decrease from the prior year sales level of $226.6 million. Fiscal 2004 sales decreased 8% from the sales level of $245.4 million achieved in fiscal 2003. Fiscal 2005 sales of aluminum accessories increased, primarily with OEMs, but those gains were not large enough to offset a decline in floor mat sales to OEMs. Relative to fiscal 2003, 2004 sales declined, as most significantly impacted by the loss of one large aluminum accessory OEM program beginning in the first quarter of fiscal 2004. This segment's sales to OEMs are made both directly to the OEMs and, to a lesser extent, indirectly through third-party "Tier 1" suppliers. Such sales are sensitive to the overall rate of new vehicle sales, the availability of competitive alternatives and the Tier 1 suppliers' ongoing ability to maintain their relationship with the OEMs. Additionally, the extent of pricing flexibility associated with these sales continues to be particularly limited with certain products subject to annual price reductions. During 2005, direct and indirect sales to OEMs comprised approximately 65% of this segment's sales compared to approximately 66% and 69% in 2004 and 2003, respectively.

     Operating income of the Automotive segment totaled $6.1 million for fiscal 2005, a 49% decrease from the prior year total of $12.0 million. This decrease was primarily attributable to higher material costs. The current year operating income includes a $0.7 million restructuring charge related to the impairment of certain idle manufacturing equipment. In fiscal 2004, a $1.1 million restructuring charge was recorded for the closure of the Waycross, Georgia floor mat facility, with additional related costs of approximately $0.5 million being recorded in fiscal 2005. The segment's 2004 operating income of $12.0 million represented a 31% decrease over the prior year total of $17.4 million. Notable factors affecting comparisons between these years were the effects of lower sales volume, reduced production volumes, rising material costs and the Waycross restructuring charge. Material costs remain higher than year-ago levels in early fiscal 2006, but generally below peak levels of fiscal 2005. We anticipate that segment sales may benefit from the gain of a large new aluminum OEM program that should increase in volume during the first half of fiscal 2006, although the extent of related start-up costs could affect the initial profitability from these sales.

LIQUIDITY AND CAPITAL RESOURCES

     The strength of our balance sheet at June 30, 2005 is reflected by the presence of over $184 million in cash, cash equivalents and short-term investments, along with nearly $588 million in shareholders' equity and no debt. We believe that this financial position provides us with substantial flexibility to consider business acquisitions, especially those that are complementary in function to that of our existing operations, evaluate share repurchase opportunities and otherwise meet ongoing liquidity requirements.

     We maintain a revolving credit arrangement with several commercial banks totaling $100 million. Terms of the related agreement allow for borrowings to occur at or below the U.S. prime rate of interest. We also have an uncommitted line of credit for short-term borrowings from one bank for $25 million. We did not have any borrowings under either arrangement in fiscal 2005 or fiscal 2004. We believe that internally generated funds, the existing credit facilities and an ability to obtain additional financing, combined with the current cash, cash equivalents and short-term investments on hand, will be sufficient to meet operating requirements and fund future foreseeable capital needs.

     CASH FLOWS

                                             FISCAL YEAR ENDED
                                                  JUNE 30                           CHANGE
(DOLLARS IN THOUSANDS)                  2005       2004       2003      2005 VS. 2004     2004 vs. 2003
----------------------                --------   --------   --------   --------------    --------------
Provided by Operating Activities...   $116,677   $116,582   $157,253   $     95     0%   $(40,671)  (26%)
Used in Investing Activities.......    (34,161)   (50,190)   (55,127)    16,029    32%      4,937     9%
Used in Financing Activities.......    (82,467)   (42,026)   (63,867)   (40,441)  (96%)    21,841    34%

     Our cash flows for the fiscal years 2003 through 2005 are presented in the Consolidated Statements of Cash Flows. Cash flow generated from operations remains the primary source of financing for our internal growth. Cash provided from operating activities in fiscal 2005 totaled $116.7 million, essentially flat as compared with the prior year total of $116.6 million and a 26% decrease from the fiscal 2003 total of $157.3 million. Cash flows provided by operating activities during fiscal 2005 were impacted by the higher level of net income, as offset by relative changes in certain working capital components, including accounts receivable and inventory. Contributing to the decline in fiscal 2004 cash flows compared to that of 2003 was the lower level of net income between years, as affected by reduced CDSOA receipts.

     Net cash used in investing activities during fiscal 2005 included capital expenditures totaling $22.7 million, compared to $18.2 million in fiscal 2004 and $29.9 million in fiscal 2003. Capital spending allocations during fiscal 2005 by segment were 67% to Specialty Foods, 16% to Glassware and Candles and 17% to Automotive. Construction has begun on our new salad dressing facility in Kentucky. Expenditures in fiscal 2003 included approximately $8.0 million for the expansion of a frozen roll manufacturing facility of the Specialty Foods segment. Based on current plans and expectations, we believe total capital expenditures for fiscal 2006 could exceed $60 million due to increased construction activity on our new salad dressing facility, which is not expected to be completed until early fiscal 2007.

     During fiscal 2004, we acquired a food-related business for a final purchase price of approximately $21.1 million. A net asset adjustment of $492,000 was paid in October 2004. See further discussion in Note 3 to the consolidated financial statements.

     In 2003, a payment of $3.0 million was made as required under the terms of a contingent payment arrangement associated with a business acquired in fiscal 2001. No such payment was required during fiscal 2004, the last year of the arrangement.

     Financing activities used net cash totaling $82.5 million, $42.0 million and $63.9 million in 2005, 2004 and 2003, respectively. Cash utilized for share repurchases totaled $56.7 million, $16.7 million and $35.6 million in 2005, 2004 and 2003, respectively. Our Board of Directors approved share repurchase authorizations of 3,000,000 shares (May 2000), 2,000,000 shares (August 2004) and 2,000,000 shares (May 2005). Approximately 3,026,000 shares from the August 2004 and the May 2005 authorizations remained authorized for future purchase at June 30, 2005.

     On March 9, 2005, pursuant to our previously announced share repurchase program, we purchased 230,000 shares of common stock from the Estate of Dorothy
B. Fox (the "Estate") at a price per share of $42.634, which is equal to the average closing price of our common stock over the ten trading days beginning February 23, 2005, as adjusted to reflect the effects of our previously declared dividend. Robert L. Fox, one of our Directors, serves as executor of the Estate.

     Total dividend payments for 2005 were $34.1 million, which was nearly 7% greater than the 2004 total of $31.8 million. This increase reflects the higher dividend payout rate of $.98 per share present during 2005 as compared to $.89 per share during 2004 and $.78 per share in 2003. Fiscal 2005 marks the 42nd consecutive year in which our dividend rate was increased. The future levels of share repurchases and declared dividends are subject to the periodic review of our Board of Directors and are generally determined after an assessment is made of such factors as anticipated earnings levels, cash flow requirements and general business conditions.

     In connection with the preparation of this report and as reported in the Form 10-Q for the period ended March 31, 2005, we concluded that it was appropriate to classify our investments in auction rate securities and variable rate demand obligations as short-term investments. Prior to March 31, 2005, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as short-term investments in a separate line item in the Current Assets section on our Consolidated Balance Sheets as of June 30, 2005 and 2004. We have also made corresponding adjustments to our Consolidated Statements of Cash Flows for the periods ended June 30, 2005, 2004 and 2003 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.

     We also made a reclassification on the Consolidated Statements of Cash Flows for June 30, 2005, 2004 and 2003 to move payments to pension plans from the investing cash flow category to the operating cash flow category, as these payments ultimately represent payments to employees, which appear more appropriately presented as activity associated with operating cash flows. Approximately $1.0 million, $3.1 million and $3.2 million were reclassified for June 30, 2005, 2004 and 2003, respectively.

     Our ongoing business activities continue to be subject to compliance with various laws, rules and regulations as may be issued and enforced by various Federal, state and local agencies. With respect to environmental matters, costs are incurred pertaining to regulatory compliance and, upon occasion, remediation. Such costs have not been, and are not anticipated to become, material.

     We are contingently liable with respect to lawsuits, taxes and various other matters that routinely arise in the normal course of business. Except as discussed above, we do not have any related party transactions that materially affect our results of operations, cash flow or financial condition.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "Variable Interest Entities" that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.

     We have various contractual obligations, which are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of June 30, 2005 and future minimum lease payments for the use of property and equipment under operating lease agreements.

     The following table summarizes our contractual obligations as of June 30, 2005 (in thousands):

                                                              PAYMENT DUE BY PERIOD
                                            --------------------------------------------------------
                                                       LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATIONS                      TOTAL       1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------                     --------   ---------   ---------   ---------   ---------
Operating Lease Obligations (1)..........   $ 19,890    $ 5,642     $ 7,552      $5,707      $  989
Purchase Obligations (2).................     92,444     89,642       2,797           5          --
Minimum Required Pension Contributions...        263        211          52          --          --
Other Long-Term Liabilities (as reflected
   on Consolidated Balance Sheet) (3)....      1,491         60       1,078         186         167
                                            --------    -------     -------      ------      ------
   Total.................................   $114,088    $95,555     $11,479      $5,898      $1,156
                                            ========    =======     =======      ======      ======

----------
(1) Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 14 to the consolidated financial statements for further information.

(2) Purchase obligations represent purchase orders and longer-term purchase arrangements related to the procurement of ingredients, supplies, raw materials, and property, plant and equipment.

(3) This amount does not include $29.0 million of other noncurrent liabilities recorded on the balance sheet, which consist of the minimum pension liability, other post employment benefit obligations, and deferred compensation and interest on deferred compensation. These items are excluded, as it is not certain when these liabilities will become due. See Notes 11, 12 and 13 to the consolidated financial statements for further information.

     Our contractual obligations have increased over the prior year due primarily to a new purchase obligation associated with the construction of a new salad dressing facility in Kentucky. As of June 30, 2005, it is estimated that approximately $39.5 million is yet to be paid under this obligation.

IMPACT OF INFLATION

     Other than for food commodities, our raw material costs during fiscal 2005 were generally above fiscal 2004 levels, which had also increased from costs present during 2003. Among raw materials most affected by these increases were certain metals and petroleum-derived materials. Material cost increases especially affected the 2005 results of the Automotive segment. Food commodity costs, particularly for soybean oil and dairy-related products, were somewhat lower than 2004 levels, which had risen from those of 2003. As we begin fiscal 2006, many food commodity costs remain below year-ago levels, although other raw-material and energy-related costs generally exceed those of a year ago.

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

     GOODWILL AND INTANGIBLE ASSETS

     Goodwill is not amortized. It is evaluated annually through asset impairment assessments as appropriate. Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. We periodically evaluate the future economic benefit of the recorded goodwill and intangible assets when events or circumstances indicate potential recoverability concerns. This evaluation is based on consideration of expected future undiscounted cash flows and other operating factors. Carrying amounts are adjusted appropriately when determined to have been impaired.

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

     ACCOUNTING FOR PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

     To determine our ultimate obligation under our defined benefit pension plans and our other postretirement benefit plans, we must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. To record the related net assets and obligation of such benefit plans, we use assumptions related to inflation, investment returns, mortality, employee turnover, medical costs and discount rates. To determine the discount rate, we, along with our third-party actuaries, considered several factors, including the June 30, 2005 rates of various bond indices, such as the Moody's Aa long-term bond index and the past history of discount rates used for the plan valuation. These assumptions follow the guidance provided in SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." We, along with our third-party actuaries, review all of these assumptions on an ongoing basis to ensure that the most reasonable information available is being considered. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this Statement to have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FSP 109-1"). FSP 109-1 provides guidance on the application of FASB Statement No. 109, "Accounting for Income Taxes," and the new tax deduction on qualified production activities created by the American Jobs Creation Act of 2004. The effective date of the new deduction is for tax years beginning after December 31, 2004. Thus, the deduction is available to us in fiscal 2006. We are currently evaluating the effect the new deduction will have on our results of operations for the year ending June 30, 2006.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. SFAS 123R is effective July 1, 2005 and may be adopted using a modified prospective method or a modified retrospective method. We are currently evaluating the Statement's alternatives, but anticipate using the modified prospective application method of adoption. Our evaluation will be complete with our adoption of the Statement in the first quarter of fiscal 2006.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash and cash equivalents have been maintained only with maturities of 90 days or less. Our short-term investments have interest reset periods of 35 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of June 30, 2005, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lancaster Colony Corporation
Columbus, Ohio

     We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lancaster Colony Corporation and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 12, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/S/ DELOITTE & TOUCHE LLP
-------------------------------------
    Deloitte & Touche LLP

Columbus, Ohio
September 12, 2005

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30
                                                          ----------------------
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                    2005         2004
-----------------------------------------                 ----------   ---------
                         ASSETS
CURRENT ASSETS:
   Cash and equivalents ...............................   $  113,265   $ 113,233
   Short-term investments .............................       71,315      65,270
   Receivables (less allowance for doubtful accounts,
      2005-$1,830; 2004-$1,819) .......................      100,351      94,623
   Inventories:
      Raw materials and supplies ......................       47,097      44,717
      Finished goods and work in process ..............      117,268     110,359
                                                          ----------   ---------
         Total inventories ............................      164,365     155,076
   Deferred income taxes and other current assets .....       25,109      22,801
                                                          ----------   ---------
            Total current assets ......................      474,405     451,003

PROPERTY, PLANT AND EQUIPMENT:
   Land, buildings and improvements ...................      121,290     118,693
   Machinery and equipment ............................      365,005     354,112
                                                          ----------   ---------
      Total cost ......................................      486,295     472,805
   Less accumulated depreciation ......................      332,148     313,311
                                                          ----------   ---------
            Property, plant and equipment-net .........      154,147     159,494

OTHER ASSETS:
   Goodwill (net of accumulated amortization) .........       79,219      79,187
   Other intangible assets-net ........................        4,937       5,459
   Other noncurrent assets ............................       18,570      17,742
                                                          ----------   ---------
               TOTAL ..................................   $  731,278   $ 712,885
                                                          ==========   =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ...................................   $   51,014   $  47,235
   Accrued liabilities ................................       52,832      45,494
                                                          ----------   ---------
            Total current liabilities .................      103,846      92,729
OTHER NONCURRENT LIABILITIES ..........................       30,492      21,576
DEFERRED INCOME TAXES .................................        9,214      11,795

SHAREHOLDERS' EQUITY:
   Preferred stock-authorized 3,050,000 shares;
      Outstanding-none
   Common stock-authorized 75,000,000 shares;
      Outstanding, 2005-34,235,905; 2004-35,472,163 ...       73,801      69,809
   Retained earnings ..................................      944,194     885,161
   Accumulated other comprehensive loss ...............      (10,905)     (5,542)
                                                          ----------   ---------
      Total ...........................................    1,007,090     949,428
   Common stock in treasury, at cost ..................     (419,364)   (362,643)
                                                          ----------   ---------
            Total shareholders' equity ................      587,726     586,785
                                                          ----------   ---------
               TOTAL ..................................   $  731,278   $ 712,885
                                                          ==========   =========

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                            Years Ended June 30
                                                   ------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)         2005         2004         2003
---------------------------------------------      ----------   ----------   ----------
NET SALES ......................................   $1,131,466   $1,096,953   $1,106,800
COST OF SALES ..................................      912,003      873,267      862,940
                                                   ----------   ----------   ----------
GROSS MARGIN ...................................      219,463      223,686      243,860
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...       99,421       97,885       99,032
RESTRUCTURING AND IMPAIRMENT CHARGE ............        2,129        1,058        4,885
                                                   ----------   ----------   ----------
OPERATING INCOME ...............................      117,913      124,743      139,943
OTHER INCOME (EXPENSE):
   Other income-Continued Dumping and Subsidy
      Offset Act ...............................       26,226        1,987       39,177
   Interest income and other-net ...............        3,882        1,734        1,681
                                                   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES .....................      148,021      128,464      180,801
TAXES BASED ON INCOME ..........................       54,933       48,462       68,255
                                                   ----------   ----------   ----------
NET INCOME .....................................   $   93,088   $   80,002   $  112,546
                                                   ==========   ==========   ==========
NET INCOME PER COMMON SHARE:
   Basic and diluted ...........................   $     2.67   $     2.24   $     3.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic .......................................       34,868       35,708       36,184
   Diluted .....................................       34,925       35,778       36,243

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Years Ended June 30
                                                           ------------------------------
(AMOUNTS IN THOUSANDS)                                       2005       2004       2003
----------------------                                     --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................   $ 93,088   $ 80,002   $112,546
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization ....................     33,262     31,267     31,669
      Deferred income taxes and other noncash charges ..        884      5,290      2,962
      Restructuring and impairment charge ..............      1,608        848      3,824
      (Gain) loss on sale of property ..................        (34)      (751)        21
      Payments to pension plans ........................       (999)    (3,111)    (3,235)
      Changes in operating assets and liabilities:
         Receivables ...................................     (5,597)    (4,471)    20,767
         Inventories ...................................     (9,352)     5,431    (11,161)
         Other current assets ..........................        353        123         78
         Accounts payable and accrued liabilities ......      3,464      1,954       (218)
                                                           --------   --------   --------
            Net cash provided by operating activities ..    116,677    116,582    157,253
                                                           --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions ..........................       (492)   (20,568)    (3,000)
   Payments on property additions ......................    (22,683)   (18,172)   (29,941)
   Proceeds from sale of property ......................        660      1,341      1,550
   Purchases of short-term investments .................    (52,695)   (31,300)   (53,150)
   Proceeds from short-term investment sales,
      calls and maturities .............................     46,650     20,030     31,950
   Other-net ...........................................     (5,601)    (1,521)    (2,536)
                                                           --------   --------   --------
            Net cash used in investing activities ......    (34,161)   (50,190)   (55,127)
                                                           --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends ................................    (34,055)   (31,769)   (28,152)
   Purchase of treasury stock ..........................    (56,721)   (16,667)   (35,552)
   Proceeds from the exercise of stock options .........      3,785      3,634      4,340
   Increase (decrease) in cash overdraft balance .......      4,524      2,776     (4,503)
                                                           --------   --------   --------
            Net cash used in financing activities ......    (82,467)   (42,026)   (63,867)
                                                           --------   --------   --------
Effect of exchange rate changes on cash ................        (17)        20         10
                                                           --------   --------   --------
Net change in cash and equivalents .....................         32     24,386     38,269
Cash and equivalents at beginning of year ..............    113,233     88,847     50,578
                                                           --------   --------   --------
Cash and equivalents at end of year ....................   $113,265   $113,233   $ 88,847
                                                           ========   ========   ========

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   COMMON STOCK                ACCUMULATED
                                    OUTSTANDING                    OTHER                       TOTAL
(AMOUNTS IN THOUSANDS,           ----------------   RETAINED   COMPREHENSIVE    TREASURY   SHAREHOLDERS'
EXCEPT PER SHARE DATA)           SHARES    AMOUNT   EARNINGS        LOSS         STOCK         EQUITY
----------------------           ------   -------   --------   -------------   ---------   -------------
BALANCE, JUNE 30, 2002........   36,598   $61,919   $752,534     $ (2,752)     $(310,424)    $501,277
                                 ------   -------   --------     --------      ---------     --------
Net income....................                       112,546                                  112,546
Translation adjustment........                                         10                          10
Minimum pension liability,
   net of $3,862 tax effect...                                     (6,409)                     (6,409)
                                                                                             --------
COMPREHENSIVE INCOME..........                                                                106,147
                                                                                             --------
Cash dividends - common
   stock ($0.78 per share)....                       (28,152)                                 (28,152)
Purchase of treasury shares...     (948)                                         (35,552)     (35,552)
Shares issued upon exercise of
   stock options including
   related tax benefits.......      120     3,945                                               3,945
                                 ------   -------   --------     --------      ---------     --------
BALANCE, JUNE 30, 2003........   35,770    65,864    836,928       (9,151)      (345,976)     547,665
                                 ------   -------   --------     --------      ---------     --------
Net income....................                        80,002                                   80,002
Translation adjustment........                                         20                          20
Minimum pension liability,
   net of $2,163 tax effect...                                      3,589                       3,589
                                                                                             --------
COMPREHENSIVE INCOME..........                                                                 83,611
                                                                                             --------
Cash dividends - common
   stock ($0.89 per share)....                       (31,769)                                 (31,769)
Purchase of treasury shares...     (408)                                         (16,667)     (16,667)
Shares issued upon exercise of
   stock options including
   related tax benefits.......      110     3,945                                               3,945
                                 ------   -------   --------     --------      ---------     --------
BALANCE, JUNE 30, 2004........   35,472    69,809    885,161       (5,542)      (362,643)     586,785
                                 ------   -------   --------     --------      ---------     --------
Net income....................                        93,088                                   93,088
Translation adjustment........                                        (17)                        (17)
Minimum pension liability,
   net of $2,812 tax effect...                                     (5,346)                     (5,346)
                                                                                             --------
COMPREHENSIVE INCOME..........                                                                 87,725
                                                                                             --------
Cash dividends - common
   stock ($0.98 per share)....                       (34,055)                                 (34,055)
Purchase of treasury shares...   (1,348)                                         (56,721)     (56,721)
Shares issued upon exercise of
   stock options including
   related tax benefits.......      112     3,992                                               3,992
                                 ------   -------   --------     --------      ---------     --------
BALANCE, JUNE 30, 2005........   34,236   $73,801   $944,194     $(10,905)     $(419,364)    $587,726
                                 ======   =======   ========     ========      =========     ========

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

     USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates included in these consolidated financial statements include allowance for doubtful accounts receivable, net realizable value of inventories, useful lives for the calculation of depreciation and amortization, impairments of long-lived assets, accruals for marketing and merchandising programs, pension and postretirement assumptions, as well as expenses related to distribution and self-insurance. Actual results could differ from these estimates.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES

     In connection with the preparation of this report and as reported in the Form 10-Q for the period ended March 31, 2005, we concluded that it was appropriate to classify our investments in auction rate securities and variable rate demand obligations as short-term investments, as described under Short-Term Investments below. Prior to March 31, 2005, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as short-term investments in a separate line item in the Current Assets section on our Consolidated Balance Sheets as of June 30, 2005 and 2004. The effect of this reclass was to reduce cash and equivalents and increase short-term investments by $65.3 million at June 30, 2004. We have also made corresponding adjustments to our Consolidated Statements of Cash Flows for the periods ended June 30, 2005, 2004 and 2003 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect cash flows from operating or financing activities in our previously reported Consolidated Statements of Cash Flows. The reclassification also has no impact on shareholders' equity, net sales or net income.

     CASH AND EQUIVALENTS

     We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in other accrued liabilities and totaled $7.3 million and $2.8 million as of June 30, 2005 and 2004, respectively.

     SHORT-TERM INVESTMENTS

     We account for our short-term investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Our short-term investments consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities. Our short-term investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we generally have the ability to liquidate these securities in 35 days or less. Our intent is to hold these securities as liquid assets easily convertible to cash for applicable operational needs as they may arise.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     RECEIVABLES AND THE ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We provide an allowance for doubtful accounts based on the aging of accounts receivable balances, historical write-off experience and on-going reviews of our trade receivables. Measurement of potential losses requires credit review of existing customer relationships, consideration of historical effects of relevant observable data, including present economic conditions such as delinquency rates, and the economic health of customers.

     CREDIT RISK

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents, short-term investments and trade accounts receivable. The carrying amounts of these financial instruments approximate fair value. We place our cash and equivalents and short-term investments with institutions believed to be of high quality and, by policy, limit the amount of credit exposure to any one institution or issuer. Concentration of credit risk with respect to trade accounts receivable is mitigated by having a large and diverse customer base.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at June 30, 2005 were $2.3 million, and these purchases have been excluded from the Consolidated Statement of Cash Flows. Prior year amounts were not material. We use the straight-line method of computing depreciation for financial reporting purposes based on the estimated useful lives of the corresponding assets. Estimated useful lives for buildings and improvements range from two to forty-five years while machinery and equipment range from two to twenty years. For tax purposes, we generally compute depreciation using accelerated methods. See Note 16 for discussion of asset impairment in the current fiscal year.

     LONG-LIVED ASSETS

     We monitor the recoverability of the carrying value of our long-lived assets by periodically considering whether or not indicators of impairment are present. If such indicators are present, we determine if the assets are recoverable by comparing the sum of the undiscounted future cash flows to the assets' carrying amount. Our cash flows are based on historical results adjusted to reflect our best estimate of future market and operating conditions. If the carrying amounts are greater, then the assets are not recoverable. In that instance, we compare the carrying amounts to the fair value to determine the amount of the impairment to be recorded. See Note 16 for discussion of asset impairment in the current fiscal year.

     GOODWILL AND INTANGIBLE ASSETS

     In accordance with SFAS No. 142, as of July 1, 2002, goodwill is no longer being amortized. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized over their useful lives. Also in accordance with SFAS No. 142, as of April 30, 2005 and 2004, as appropriate, we completed asset impairment assessments, and such assessments indicated that there was no impairment. We periodically evaluate the future economic benefit of the recorded goodwill and other long-lived assets when events or circumstances indicate potential recoverability concerns. This evaluation is based on consideration of expected future undiscounted cash flows and other operating factors. Carrying amounts are adjusted appropriately when determined to have been impaired. See further discussion and disclosure in Note 5.

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

     ADVERTISING EXPENSE

     We expense advertising as it is incurred. Advertising expense represents less than 1% of sales in each of the three years ended June 30, 2005.

     SHIPPING AND HANDLING COSTS

     Shipping and handling costs are included in cost of sales.

     STOCK-BASED EMPLOYEE COMPENSATION PLANS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." See further discussion of this Statement later in Note 1. At June 30, 2005, we had a stock-based compensation plan, which is described more fully in Note 10. As permitted by SFAS No. 123, as amended by SFAS No. 148, we have elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for our stock-based compensation. Under APB Opinion No. 25, because the exercise price of the stock options was at least equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     The weighted average per share fair value of options granted during fiscal year 2005 and 2003 was $7.68 and $7.18, respectively.

     The fair value of the options presented above was estimated at the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted in 2005: risk-free interest rate of 3.47%; dividend yield of 2.41%; volatility factor of the expected market price of our common stock of 26.17%; and a weighted average expected option life of 3.2 years. The following assumptions were used for options granted in 2003: risk-free interest rate of 1.76%; dividend yield of 2.15%; volatility factor of the expected market price of our common stock of 33.34%; and a weighted average expected option life of 2.5 years.

     Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended June 30:

                                          2005      2004      2003
                                        -------   -------   --------
Net income.............   As reported   $93,088   $80,002   $112,546
                          Pro forma     $90,984   $79,595   $110,339
Earnings per Share:
   Basic and Diluted...   As reported   $  2.67   $  2.24   $   3.11
   Basic...............   Pro forma     $  2.61   $  2.23   $   3.05
   Diluted.............   Pro forma     $  2.61   $  2.22   $   3.04

     We intend to solicit shareholder approval for adoption of a new equity compensation plan at our 2005 Annual Meeting of Shareholders, as the current plan expired in August 2005.

     OTHER INCOME

     During the second quarter of fiscal 2005, we received approximately $26.2 million from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA") compared to approximately $2.0 million received in the second quarter of fiscal 2004 and approximately $39.2 million received in the second quarter of fiscal 2003. These amounts are recorded as other income in the accompanying financial statements. See further discussion at Note 15.

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

     COMPREHENSIVE INCOME

     Comprehensive income includes changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income is composed of two subsets - net income and other comprehensive income (loss). Included in other comprehensive income (loss) are foreign currency translation adjustments for which there are no related income tax effects and a minimum pension liability adjustment which is recorded net of a related tax provision/(benefit) of ($2.8) million, $2.2 million, and ($3.9) million in 2005, 2004 and 2003, respectively. These adjustments are accumulated within the Consolidated Balance Sheet in Accumulated Other Comprehensive Loss. As of June 30, 2005, 2004 and 2003, accumulated other comprehensive loss was comprised of the following:

                                            2005       2004      2003
                                          --------   -------   -------
Cumulative translation adjustments.....   $    129   $   146   $   126
Minimum pension liability adjustment...    (11,034)   (5,688)   (9,277)
                                          --------   -------   -------
                                          $(10,905)  $(5,542)  $(9,151)
                                          ========   =======   =======

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this Statement to have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FSP 109-1"). FSP 109-1 provides guidance on the application of FASB Statement No. 109, "Accounting for Income Taxes," and the new tax deduction on qualified production activities created by the American Jobs Creation Act of 2004. The effective date of the new deduction is for tax years beginning after December 31, 2004. Thus, the deduction is available to us in fiscal 2006. We are currently evaluating the effect the new deduction will have on our results of operations for the year ending June 30, 2006.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. SFAS 123R is effective July 1, 2005 and may be adopted using a modified prospective method or a modified retrospective method. We are currently evaluating the Statement's alternatives, but anticipate using the modified prospective application method of adoption. Our evaluation will be complete with our adoption of the Statement in the first quarter of fiscal 2006.

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

NOTE 2 - SHORT-TERM INVESTMENTS

     At June 30, 2005 and 2004, we held $71.3 million and $65.3 million, respectively, of short-term investments, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities. See further discussion in Note 1.

     Our June 30 short-term investments by contractual maturity are as follows:

                                       2005      2004
                                     -------   -------
Due within one year...............   $ 3,300   $    --
Due between one and five years....     1,580     6,200
Due after ten years...............    66,435    59,070
                                     -------   -------
   Total short-term investments...   $71,315   $65,270
                                     =======   =======

     We had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.

NOTE 3 - ACQUISITIONS

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

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following purchase price allocation is based on the estimated fair value of the net assets acquired:

     BALANCE SHEET CAPTIONS        ALLOCATION
     ----------------------        ----------
Receivables.....................    $ 1,519
Inventories.....................      1,095
Property, Plant and Equipment...     10,062
Goodwill (tax deductible).......      4,007
Intangibles.....................      5,300
Current Liabilities.............       (923)
                                    -------
   Total Purchase Price.........    $21,060
                                    =======

     The intangible assets listed in the allocation above consist of $4.1 million of customer lists and $1.2 million of non-compete agreements. The customer lists have been assigned a useful life of twelve years. The non-compete agreements have been assigned a useful life of eight years based on the terms of the non-compete agreement. Management established the value of property, plant and equipment, and intangibles using independent appraisals.

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

NOTE 4 - INVENTORIES

     Inventories are valued at the lower of cost or market. Inventories that comprise approximately 5% and 6% of total inventories at June 30, 2005 and 2004, respectively, are costed on a last-in, first-out ("LIFO") basis. Replacement cost for this inventory would have been higher by approximately $2.1 million and $3.3 million at June 30, 2005 and 2004, respectively. Inventories that are costed by various other methods approximate actual cost on a first-in, first-out ("FIFO") basis. During fiscal 2005, 2004 and 2003, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs that prevailed in prior years. The fiscal 2005, 2004 and 2003 effect of the liquidations was an increase in net earnings of approximately $0.8 million, $2.6 million and $4.4 million after taxes, or approximately $.02, $.07 and $.12 per share, respectively.

     It is not practicable to segregate work in process from finished goods inventories. We estimate, however, that work in process inventories amount to approximately 11% and 10% of the combined total of finished goods and work in process inventories at June 30, 2005 and 2004, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill attributable to the Specialty Foods and Automotive segments is $78.2 million and $1.0 million, respectively.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following tables summarize our identifiable other intangible assets by segment as of June 30, 2005 and 2004:

                                          2005     2004
                                         ------   ------
SPECIALTY FOODS
   Trademarks
      Gross carrying value............   $  370   $  370
      Accumulated amortization........     (131)    (121)
                                         ------   ------
      Net Carrying Value..............   $  239   $  249
                                         ======   ======
   Customer Lists
      Gross carrying value............   $4,100   $4,100
      Accumulated amortization........     (513)    (171)
                                         ------   ------
      Net Carrying Value..............   $3,587   $3,929
                                         ======   ======
   Non-compete Agreements
      Gross carrying value............   $1,200   $1,200
      Accumulated amortization........     (225)     (75)
                                         ------   ------
      Net Carrying Value..............   $  975   $1,125
                                         ======   ======
GLASSWARE AND CANDLES - CUSTOMER LISTS
   Gross carrying value...............   $  250   $  250
   Accumulated amortization...........     (114)     (94)
                                         ------   ------
   Net Carrying Value.................   $  136   $  156
                                         ======   ======
Total Net Carrying Value..............   $4,937   $5,459
                                         ======   ======

     Amortization expense relating to these assets was approximately $522,000, $276,000 and $30,000 for the years ended June 30, 2005, 2004 and 2003, respectively. The amortization expense is estimated to be approximately $522,000 for each of the next five fiscal years.

NOTE 6 - SHORT-TERM BORROWINGS

     We may borrow up to $100 million under the terms of an unsecured revolving credit facility. The facility expires in February 2008 and contains certain representations, warranties, covenants and conditions customary to credit facilities of this nature. Under terms of the agreement, certain financial ratios influence the extent of the all-in borrowing costs, including interest and ongoing facility fees. At June 30, 2005, we were in compliance with all provisions and covenants of the facility and there were no amounts outstanding under the facility.

     As of June 30, 2005, we had an uncommitted line of credit for short-term borrowings from one bank of $25 million. The line of credit has been granted at the discretion of the lending bank and, generally, is subject to periodic review.

NOTE 7 - ACCRUED LIABILITIES

     Accrued liabilities at June 30, 2005 and 2004 are composed of:

                                                  2005      2004
                                                -------   -------
Accrued compensation and employee benefits...   $30,298   $29,751
Accrued marketing and distribution...........     7,660     5,359
Income and other taxes.......................     4,150     3,328
Book cash overdrafts.........................     7,299     2,775
Other........................................     3,425     4,281
                                                -------   -------
Total accrued liabilities....................   $52,832   $45,494
                                                =======   =======

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 8 - INCOME TAXES

     We and our domestic subsidiaries file a consolidated Federal income tax return. Taxes based on income for the years ended June 30, 2005, 2004 and 2003, have been provided as follows:

                                                             2005      2004      2003
                                                           -------   -------   -------
Currently payable:
   Federal..............................................   $48,522   $38,844   $60,340
   State and local......................................     6,848     6,292     7,832
                                                           -------   -------   -------
Total current provision.................................    55,370    45,136    68,172
Deferred Federal, state and local (benefit) provision...      (437)    3,326        83
                                                           -------   -------   -------
Total taxes based on income.............................   $54,933   $48,462   $68,255
                                                           =======   =======   =======

     Certain tax benefits recorded directly to common stock totaled $208,000, $311,000 and $395,000 for 2005, 2004 and 2003, respectively. For the years ended June 30, 2005, 2004 and 2003, our effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

                                  2005    2004    2003
                                  ----    ----    ----
Statutory rate.................   35.0 %  35.0 %  35.0%
State and local income taxes...    2.9 %   3.2 %   2.8%
Other..........................   (0.8)%  (0.5)%   0.0%
                                  ----    ----    ----
Effective rate.................   37.1 %  37.7 %  37.8%
                                  ====    ====    ====

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2005 and 2004 are comprised of:

                                                         2005       2004
                                                       --------   --------
Deferred tax assets:
   Inventories......................................   $  6,590   $  7,353
   Employee medical and other benefits..............     14,232     11,230
   Receivable and other allowances..................      5,037      5,369
   Other accrued liabilities........................      4,019      3,457
                                                       --------   --------
Total deferred tax assets...........................     29,878     27,409
                                                       --------   --------
Total deferred tax liabilities-property and other...    (18,511)   (19,704)
                                                       --------   --------
Net deferred tax asset..............................   $ 11,367   $  7,705
                                                       ========   ========

     Net current deferred tax assets totaled approximately $20.6 million and $19.5 million for 2005 and 2004, respectively, and were included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. Cash payments for income taxes were approximately $54.2 million, $44.1 million and $64.4 million for 2005, 2004 and 2003, respectively.

     Ohio corporate tax legislation enacted on June 30, 2005 phases out the Ohio Corporate Franchise Tax and phases in a new gross receipts tax called the Commercial Activity Tax. The Corporate Franchise Tax was generally based on federal taxable income, but the Commercial Activity Tax is based on sales in Ohio. As required by SFAS No. 109, "Accounting for Income Taxes," we recorded the impact of the change in Ohio tax legislation in the fourth quarter of fiscal 2005. The effect of the change in the law was immaterial to the consolidated financial statements.

     The American Jobs Creation Act provides a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. The percentage increases from 3% to 9% over a six-year period beginning with our 2006 fiscal year. In December 2004, the FASB issued a new staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction in accordance with SFAS No. 109.

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

     As authorized by the Board of Directors in February 2000, each share of our outstanding common stock includes a non-detachable stock purchase right that provides, upon becoming exercisable, for the purchase of one-hundredth of a share of Series A Participating Preferred Shares at an exercise price of $185, subject to certain adjustments. Alternatively, once exercisable, each right will also entitle the holder to buy shares of common stock having a market value of twice the exercise price. The rights may be exercised on or after the time when a person or group of persons without the approval of the Board of Directors acquire beneficial ownership of 15% or more of common stock or announce the initiation of a tender or exchange offer which, if successful, would cause such person or group to beneficially own 30% or more of the common stock. The person or group effecting such 15% acquisition or undertaking such tender offer will not be entitled to exercise any rights. If we are acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights. Until the rights become exercisable, they may be redeemed by us at a price of $.01 per right. These rights expire in April 2010 unless earlier redeemed by us under circumstances permitted by the Rights Agreement.

     Our Board of Directors approved share repurchase authorizations of 3,000,000 shares (May 2000), 2,000,000 shares (August 2004) and 2,000,000 shares
(May 2005). Approximately 3,026,000 shares from the August 2004 and the May 2005 authorizations remained authorized for future purchase at June 30, 2005.

     On March 9, 2005, pursuant to our previously announced share repurchase program, we purchased 230,000 shares of common stock from the Estate of Dorothy
B. Fox (the "Estate") at a price per share of $42.634, which is equal to the average closing price of our common stock over the ten trading days beginning February 23, 2005, as adjusted to reflect the effects of our previously declared dividend. Robert L. Fox, one of our Directors, serves as executor of the Estate.

NOTE 10 - STOCK OPTIONS

     As approved by the shareholders in November 1995, the terms of the 1995 Key Employee Stock Option Plan ("Plan") reserved 3,000,000 common shares for issuance to qualified key employees. All options granted under the Plan were exercisable at prices not less than fair market value as of the date of grant. At June 30, 2005, 1,569,634 shares were available for future grants, but the plan expired in August 2005. In general, options granted under the Plan vested immediately and had a maximum term of five years. We intend to solicit shareholder approval for adoption of a new equity compensation plan at our 2005 Annual Meeting of Shareholders.

     The following summarizes for each of the three years in the period ended June 30, 2005 the activity relating to stock options granted under the 1995 Plan mentioned above:

                                                2005                  2004                  2003
                                        -------------------   -------------------   -------------------
                                                   WEIGHTED              Weighted              Weighted
                                         NUMBER     AVERAGE    Number     Average    Number     Average
                                           OF      EXERCISE      of      Exercise      of      Exercise
                                         SHARES      PRICE     Shares      Price     Shares      Price
                                        --------   --------   --------   --------   --------   --------
Outstanding at beginning of period...    380,664    $34.93     496,941    $34.53     262,979    $28.42
   Exercised.........................   (112,160)    33.74    (109,877)    33.07    (120,424)    29.34
   Granted...........................    326,550     41.52          --        --     359,800     37.26
   Forfeited.........................     (4,950)    38.53      (6,400)    35.48      (5,414)    34.73
                                        --------    ------    --------    ------    --------    ------
Outstanding at end of period.........    590,104    $38.77     380,664    $34.93     496,941    $34.53
                                        ========    ======    ========    ======    ========    ======
Exercisable at end of period.........    531,255    $38.59     373,809    $34.98     466,197    $34.81
                                        ========    ======    ========    ======    ========    ======

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table summarizes information about the options outstanding at June 30, 2005:

                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
------------------------------------------------------------------   ------------------------------
                                              WEIGHTED AVERAGE
                                          ------------------------
                                            REMAINING
GRANT         RANGE OF         NUMBER      CONTRACTUAL    EXERCISE      NUMBER     WEIGHTED AVERAGE
YEARS     EXERCISE PRICES   OUTSTANDING   LIFE IN YEARS     PRICE    EXERCISABLE    EXERCISE PRICE
-----     ---------------   -----------   -------------   --------   -----------   ----------------
2001...    $29.50-$32.45       63,764          0.87        $29.62       59,439          $29.62
2003...    $37.23-$40.95      203,040          2.75        $37.28      200,510          $37.28
2005...           $41.52      323,300          4.67        $41.52      271,306          $41.52

NOTE 11 - PENSION BENEFITS

     DEFINED BENEFIT PENSION PLANS

     We and certain of our operating subsidiaries provide multiple defined benefit pension plans. Benefits under the plans are primarily based on negotiated rates and years of service and cover the union workers at such locations. We contribute to these plans at least the minimum amount required by regulation or contract. We recognize the cost of plan benefits as the employees render service. We use a June 30 measurement date for all of our plans. At the end of the year, we discount our plan liabilities using an assumed discount rate. In estimating this rate, we, along with our third-party actuaries, review bond indices and the past history of discount rates.

     The actuarial present value of benefit obligations summarized below was based on the following assumption:

                                            2005   2004
                                            ----   ----
WEIGHTED-AVERAGE ASSUMPTION AS OF JUNE 30
Discount rate............................   5.25%  6.25%

     The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

                                              2005   2004   2003
                                              ----   ----   ----
Discount rate..............................   6.25%  5.75%  6.95%
Expected long-term return on plan assets...   8.00%  9.00%  9.00%

     Our investment strategy for our plan assets is to control and manage investment risk through diversification across asset classes and investment styles. By our current corporate guidelines, 50-85% of plan assets may be allocated to equity securities, 15-40% to debt securities and up to 35% to cash. We currently do not expect to make substantial changes in total investment allocation from that of fiscal 2005. We expect that a modest allocation to cash will exist within the plans, because each investment manager is likely to hold limited cash in a portfolio. Our plan assets include an investment in shares of our common stock with a market value of $3.0 million and $2.9 million as of June 30, 2005 and 2004, respectively.

     The asset allocation for our plans at June 30 by asset category, is as follows:

                       PERCENTAGE OF
                        PLAN ASSETS
                         AT JUNE 30
                       -------------
ASSET CATEGORY          2005   2004
--------------          ----   ----
Equity securities...     73%    69%
Fixed income........     27%    31%
                        ---    ---
Total...............    100%   100%
                        ===    ===

     The expected return on plan assets is based on our historical experience, our plan investment guidelines, and our expectations for long-term rates of return. Our plan investment guidelines are established based upon an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Relevant information with respect to our pension benefits as of June 30, can be summarized as follows:

                                                                        2005       2004
                                                                      --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ...........................   $ 40,406   $ 42,236
Service cost ......................................................        554        605
Interest cost .....................................................      2,531      2,376
Actuarial loss (gain) .............................................      7,331     (2,446)
Benefits paid .....................................................     (2,288)    (2,365)
                                                                      --------   --------
Benefit obligation at end of year .................................   $ 48,534   $ 40,406
                                                                      --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year ....................   $ 35,712   $ 30,980
Actual return on plan assets ......................................      2,671      3,986
Employer contributions ............................................        999      3,111
Benefits paid .....................................................     (2,288)    (2,365)
                                                                      --------   --------
Fair value of plan assets at end of year ..........................   $ 37,094   $ 35,712
                                                                      --------   --------
RECONCILIATION OF FUNDED STATUS
Under funded status ...............................................   $(11,440)  $ (4,694)
Unrecognized net actuarial loss ...................................     17,343     10,318
Unrecognized prior service cost ...................................      2,429      2,663
Unrecognized net transition obligation ............................         31         66
                                                                      --------   --------
Prepaid benefit cost ..............................................   $  8,363   $  8,353
                                                                      ========   ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST OF
Prepaid benefit cost(1) ...........................................   $  8,363   $  8,353
Accrued benefit liability(2) ......................................    (19,803)   (11,566)
Intangible asset(1) ...............................................      2,480      2,402
Accumulated other comprehensive loss ..............................     17,323      9,164
                                                                      --------   --------
Net amount recognized .............................................   $  8,363   $  8,353
                                                                      ========   ========
ACCUMULATED BENEFIT OBLIGATION ....................................   $ 48,534   $ 40,406
                                                                      ========   ========

----------
(1)  Recorded in other noncurrent assets

(2)  Recorded in other noncurrent liabilities

     The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

                                                2005      2004
                                              -------   -------
Benefit obligations .......................   $48,534   $32,910
Fair value of plan assets at end of year ..   $37,094   $28,124

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     SFAS No. 87, "Employers' Accounting for Pensions," requires recognition in the balance sheet of an additional minimum liability for pension plans with accumulated benefit obligation in excess of plan assets. The following table summarizes the resulting balance sheet changes to record the minimum pension liability at June 30:

                                                           2005      2004      2003
                                                         -------   -------   -------
Minimum pension liability (asset) ....................   $ 8,237   $(6,373)  $10,633
Intangible asset (liability) .........................   $    78   $  (621)  $   362
Other comprehensive (loss) income net of tax .........   $(5,346)  $ 3,589   $(6,409)
Tax (benefit) expense of other comprehensive income ..   $(2,813)  $ 2,163   $(3,862)

     The following table summarizes the components of net periodic benefit cost at June 30:

                                                       2005      2004      2003
                                                     -------   -------   -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost .....................................   $   554   $   605   $   625
Interest cost ....................................     2,531     2,376     2,324
Expected return on plan assets ...................    (2,775)   (2,508)   (2,564)
Amortization of unrecognized net loss ............       410       699       125
Amortization of prior service cost ...............       234       234       267
Change in prior service cost due to curtailment ..        --        --       678
Amortization of unrecognized net
   obligation (asset) existing at transition .....        35        35       (19)
                                                     -------   -------   -------
Net periodic benefit cost ........................   $   989   $ 1,441   $ 1,436
                                                     =======   =======   =======

     We have not yet finalized our anticipated funding level for fiscal 2006, but, based on initial estimates, we anticipate funding approximately $2.9 million.

     Benefit payments estimated for future fiscal years are as follows:

2006 .........   $ 1,864
2007 .........   $ 1,995
2008 .........   $ 2,112
2009 .........   $ 2,280
2010 .........   $ 2,402
2011 - 2015 ..   $13,631

NOTE 12 - POSTRETIREMENT BENEFITS

     POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFIT PLANS

     We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred. We use a June 30 measurement date for all of our plans. At the end of the year, we discount our plan liabilities using an assumed discount rate. In estimating this rate, we, along with our third-party actuaries, review bond indices and the past history of discount rates.

     The actuarial present value of benefit obligations summarized below was based on the following assumption:

                                            2005   2004
                                            ----   ----
WEIGHTED-AVERAGE ASSUMPTION AS OF JUNE 30
Discount rate ...........................   5.25%  6.25%

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

                                  2005   2004   2003
                                 -----   ----   ----
Discount rate.................    6.25%  5.75%  6.95%
Health care cost trend rate...   12.00%  9.00%  8.00%

     Relevant information with respect to our postretirement medical and life insurance benefits as of June 30, can be summarized as follows:

                                                2005      2004
                                              -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year....   $ 5,368   $ 4,335
Service cost...............................       135       253
Interest cost..............................       323       240
Actuarial loss.............................     1,380       886
Plan amendments............................         6        --
Benefits paid..............................      (448)     (346)
                                              -------   -------
Benefit obligation at end of year..........   $ 6,764   $ 5,368
                                              -------   -------
CHANGE IN PLAN ASSETS
Employer contributions.....................   $   448   $   346
Benefits paid..............................      (448)     (346)
                                              -------   -------
Fair value of plan assets at end of year...   $    --   $    --
                                              -------   -------
RECONCILIATION OF FUNDED STATUS
Under funded status........................   $(6,764)  $(5,368)
Unrecognized net actuarial loss............     3,112     1,807
Unrecognized prior service asset...........       (70)      (83)
                                              -------   -------
Accrued benefit cost.......................   $(3,722)  $(3,644)
                                              =======   =======
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
   BALANCE SHEETS CONSIST OF
Accrued benefit liability(1)...............   $(3,722)  $(3,644)
                                              =======   =======
ACCUMULATED BENEFIT OBLIGATION.............   $ 6,764   $ 5,368
                                              =======   =======

----------
(1)  Recorded in other noncurrent liabilities

     The following table summarizes the components of net periodic benefit cost at June 30:

                                           2005   2004   2003
                                           ----   ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost............................   $135   $253   $176
Interest cost...........................    323    240    227
Amortization of unrecognized net loss...     75     36     --
Amortization of prior service asset.....     (7)    (7)    (7)
                                           ----   ----   ----
Net periodic benefit cost...............   $526   $522   $396
                                           ====   ====   ====

     We expect to contribute approximately $0.3 million to our postretirement benefit plans in fiscal 2006.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Benefit payments estimated for future years are as follows:

2006..........   $  340
2007..........   $  333
2008..........   $  327
2009..........   $  321
2010..........   $  327
2011 - 2015...   $1,968

     For other postretirement benefit measurement purposes, annual increases in medical costs for fiscal 2005 are assumed to total approximately 12% per year and gradually decline to 5% by approximately the year 2012 and remain level thereafter. Annual increases in medical costs for fiscal 2004 were assumed to total approximately 12% per year and gradually decline to 5% by approximately the year 2011 and remain level thereafter.

     Assumed health care cost rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

                                                                     1-PERCENTAGE-POINT   1-PERCENTAGE-POINT
                                                                          INCREASE             DECREASE
                                                                     ------------------   ------------------
Effect on total of service and interest cost components...........          $ 79                $ (62)
Effect on postretirement benefit obligation as of June 30, 2005...          $829                $(667)

NOTE 13 - DEFINED CONTRIBUTION AND OTHER EMPLOYEE PLANS

     We sponsor eight defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code. Contributions are determined under various formulas, and we contribute to six such plans. Costs related to such plans totaled approximately $1.0 million for each of the years ended June 30, 2005, 2004 and 2003.

     Certain of our subsidiaries also participate in multiemployer plans that provide pension and postretirement health and welfare benefits to the union workers at such locations. The contributions required by our participation in the multiemployer plans totaled $3.7 million, $3.8 million and $3.7 million in 2005, 2004 and 2003, respectively.

     We also sponsored an Employee Stock Ownership Plan ("ESOP"). Effective January 1, 1998, the ESOP was frozen and all benefit accruals under and further contributions to the ESOP ceased. All participants in the ESOP at that time were immediately 100% vested. We have no further obligation to the ESOP.

     We offer a deferred compensation plan for select employees who may elect to defer a certain percentage of annual compensation. We do not match any contributions. Each participant earns interest based upon the prime rate of interest, adjusted semi-annually, on their respective deferred compensation balance. Participants are paid out upon retirement or termination. Our liability for total deferred compensation and accrued interest was $3.6 million and $3.1 million for the years ended June 30, 2005 and 2004, respectively. Deferred compensation expense amounted to $157,000, $108,000 and $75,000 for the years 2005, 2004 and 2003, respectively.

NOTE 14 - COMMITMENTS

     We have operating leases with initial noncancelable lease terms in excess of one year, covering the rental of various facilities and equipment, which expire at various dates through fiscal 2012. Certain of these leases contain renewal options, some provide options to purchase during the lease term and some require contingent rentals based on usage. The future minimum rental commitments due under these leases are summarized as follows (in thousands): 2006-$5,642; 2007-$4,180; 2008-$3,372; 2009-$3,164; 2010-$2,543; thereafter-$989.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Total rent expense, including short-term cancelable leases, during fiscal years ended June 30, 2005, 2004 and 2003 is summarized as follows:

                                   2005     2004     2003
                                  ------   ------   ------
Operating leases:
   Minimum rentals.............   $5,385   $5,446   $5,126
   Contingent rentals..........      376      381      360
Short-term cancelable leases...    2,057    2,094    2,786
                                  ------   ------   ------
      Total....................   $7,818   $7,921   $8,272
                                  ======   ======   ======

NOTE 15 - CONTINGENCIES AND ENVIRONMENTAL MATTERS

     At June 30, 2005, we are a party to various legal and environmental matters that have arisen in the ordinary course of business. Such matters did not have a material adverse effect on the current year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.

     During the second quarter of fiscal 2005, we received approximately $26.2 million from the U.S. government under CDSOA compared to approximately $2.0 million received in the second quarter of fiscal 2004 and approximately $39.2 million received in the second quarter of fiscal 2003. These amounts are recorded as other income in the accompanying financial statements. The CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of anti-dumping duties collected on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. Additionally, there exists pending litigation to which we are not a party that challenges the constitutionality of CDSOA. However, CDSOA continues to be in effect in the United States at this time. Uncertainties associated with this program leave us unable to predict the amounts, if any, we may be entitled to receive in the future.

     Certain of our automotive accessory products carry explicit limited warranties that extend from 12 months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring obligations under the warranty plans. The warranty accrual as of June 30, 2005 and 2004 is immaterial to our financial condition, and the change in the accrual for the current year of fiscal 2005 is immaterial to our results of operations and cash flows.

     Approximately 30% of our employees are represented under various collective bargaining agreements, which expire at various times through May 2009. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material adverse effect on our business and results of operations.

NOTE 16 - RESTRUCTURING AND IMPAIRMENT CHARGE

     In the quarter ended March 31, 2005, we recorded a noncash impairment charge of $1.6 million ($1.0 million after taxes) relating to certain equipment in two of our business segments. Approximately $0.9 million of the charge relates to the impairment of glassware-manufacturing equipment in our Glassware and Candles segment. Approximately $0.7 million of the charge relates to the impairment of certain idle manufacturing equipment in our Automotive segment. These impairments occurred due to inefficient production and a slowdown in demand for certain products associated with this equipment. We determined that an impairment existed based on a comparison of the sum of the related, estimated undiscounted future cash flows with the assets' carrying amounts. We then compared the assets' carrying amounts to their estimated fair value to determine the amount of impairment to be recorded utilizing market prices of similar equipment as applicable.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In the fourth quarter of fiscal 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. Approximately 110 hourly and salary employees were impacted by this shutdown. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. The fiscal 2004 cash costs associated with this closure totaled approximately $0.3 million and included termination benefits and other closing costs, such as costs to remove and relocate certain equipment, costs to prepare the building for sale, and various other charges. Approximately $0.8 million of the fiscal 2004 restructuring and impairment charge related to this facility's impairment of property, plant and equipment. During the year ended June 30, 2005, we recorded an additional restructuring and impairment charge of $0.5 million ($0.3 million after taxes) for costs incurred during that period. The majority of this charge resulted in cash outlays and consisted of other closing costs, such as costs to maintain the building and various other charges.

     An analysis of our Waycross restructuring activity and the related liability in the Automotive segment is as follows:

                                                                   ACCRUAL                       ACCRUAL
                                                          2004       AT                 2005       AT
                                                2004      CASH    JUNE 30,    2005      CASH    JUNE 30,
                                               CHARGE   OUTLAYS     2004     CHARGE   OUTLAYS     2005
                                               ------   -------   --------   ------   -------   --------
WAYCROSS RESTRUCTURING AND IMPAIRMENT CHARGE
   Employee Separation Costs ...............   $  233    $(128)     $105      $ --     $(105)      $--
   Other Costs .............................       39       (5)       34       401      (410)       25
                                               ------    -----      ----      ----     -----       ---
   Subtotal ................................      272    $(133)     $139       401     $(515)      $25
                                                         =====      ====               =====       ===
   Asset Impairment ........................      786                          135
                                               ------                         ----
      Waycross Restructuring and
         Impairment Charge .................   $1,058                         $536
                                               ======                         ====

     The restructuring accrual is included in accounts payable and accrued liabilities at June 30, 2005 and 2004. We expect that the remaining cash outlays for this plan will be immaterial to the overall consolidated financial statements.

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

     An analysis of this restructuring activity and the related liability within the Glassware and Candles segment is as follows:

                                                              ACCRUAL              ACCRUAL              ACCRUAL
                                                     2003       AT        2004       AT        2005       AT
                                           2003      CASH    JUNE 30,     CASH    JUNE 30,     CASH    JUNE 30,
                                          CHARGE   OUTLAYS     2003     OUTLAYS     2004     OUTLAYS     2005
                                          ------   -------   --------   -------   --------   -------   --------
RESTRUCTURING AND IMPAIRMENT CHARGE
   Employee Separation Costs ..........   $1,063   $  (974)    $ 89      $(68)      $ 21      $ --       $ 21
   Closing and Cleanup Costs ..........      201       (87)     114        (9)       105        (5)       100
                                          ------   -------     ----      ----       ----      ----       ----
   Subtotal ...........................    1,264   $(1,061)    $203      $(77)      $126      $ (5)      $121
                                                   =======     ====      ====       ====      ====       ====
   Property and Equipment Impairment ..    2,943
   Pension Curtailment ................      678
                                          ------
      Total Restructuring and
      Impairment Charge ...............   $4,885
                                          ======

      The restructuring accrual is included in accrued liabilities at June 30, 2005 and 2004. We expect that the remaining cash outlays for this plan will be immaterial to the overall consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 17 - BUSINESS SEGMENTS INFORMATION

     We have evaluated our operations in accordance with SFAS No. 131 and have determined that the business is separated into three distinct operating and reportable segments: "Specialty Foods," "Glassware and Candles" and "Automotive."

     SPECIALTY FOODS-includes the production and marketing of a family of pourable and refrigerated produce salad dressings, croutons, sauces, refrigerated produce vegetable and fruit dips, chip dips, dry and frozen pasta and egg noodles, caviar, frozen hearth-baked breads, and frozen yeast rolls. Salad dressings, sauces, croutons, frozen pasta and egg noodles, frozen bread products and frozen yeast rolls are sold to both retail and foodservice markets. The remaining products of this business segment are primarily directed to retail markets.

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

     Operating income represents net sales less operating expenses related to the business segments. Expenses of a general corporate nature have not been allocated to the business segments. All intercompany transactions have been eliminated, and intersegment revenues are not significant. Identifiable assets for each segment include those assets used in its operations and intangible assets allocated to purchased businesses. Corporate assets consist principally of cash, cash equivalents, short-term investments and deferred income taxes.

     The following sets forth certain financial information attributable to our business segments for the three years ended June 30, 2005, 2004 and 2003:

                                 2005         2004         2003
                              ----------   ----------   ----------
NET SALES(1)
   Specialty Foods ........   $  673,840   $  639,226   $  609,994
   Glassware and Candles ..      233,505      231,125      251,437
   Automotive .............      224,121      226,602      245,369
                              ----------   ----------   ----------
      Total ...............   $1,131,466   $1,096,953   $1,106,800
                              ==========   ==========   ==========
OPERATING INCOME
   Specialty Foods ........   $  111,392   $  109,391   $  116,068
   Glassware and Candles ..        7,247        9,298       12,432
   Automotive .............        6,082       11,980       17,351
   Corporate Expenses .....       (6,808)      (5,926)      (5,908)
                              ----------   ----------   ----------
      Total ...............   $  117,913   $  124,743   $  139,943
                              ==========   ==========   ==========
IDENTIFIABLE ASSETS(1)
   Specialty Foods ........   $  231,219   $  221,953   $  194,254
   Glassware and Candles ..      187,707      186,332      205,651
   Automotive .............      106,461      106,191      103,685
   Corporate ..............      205,891      198,409      164,126
                              ----------   ----------   ----------
      Total ...............   $  731,278   $  712,885   $  667,716
                              ==========   ==========   ==========

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  2005      2004      2003
                                -------   -------   -------
CAPITAL EXPENDITURES
   Specialty Foods ..........   $15,152   $ 8,790   $14,355
   Glassware and Candles ....     3,621     4,359     7,587
   Automotive ...............     3,791     4,843     7,910
   Corporate ................       119       180        89
                                -------   -------   -------
      Total .................   $22,683   $18,172   $29,941
                                =======   =======   =======

DEPRECIATION AND AMORTIZATION
   Specialty Foods ..........   $ 9,589   $ 9,015   $ 8,227
   Glassware and Candles ....    16,387    14,313    15,756
   Automotive ...............     7,127     7,776     7,539
   Corporate ................       159       163       147
                                -------   -------   -------
      Total .................   $33,262   $31,267   $31,669
                                =======   =======   =======

----------
(1)  Net sales and long-lived assets are predominantly domestic.

     Combined net sales from the three segments attributable to Wal-Mart Stores, Inc. totaled approximately $152 million or 13% of consolidated fiscal 2005 net sales; $131 million or 12% of consolidated fiscal 2004 net sales and $137 million or 12% of consolidated net sales in fiscal 2003.

     Combined accounts receivable for the three segments attributable to Wal-Mart Stores, Inc. totaled approximately 15% and 14% of consolidated accounts receivable at June 30, 2005 and 2004, respectively.

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           DILUTED
                          NET         GROSS      NET      EARNINGS
                         SALES       MARGIN     INCOME   PER SHARE(5)
                       ----------   --------   -------   ------------
2005
FIRST QUARTER(1)....   $  281,484   $ 54,017   $18,378       $ .52
SECOND QUARTER(2)...      297,349     59,359    38,119        1.08
THIRD QUARTER(3)....      276,822     51,300    16,112         .46
FOURTH QUARTER(4)...      275,811     54,787    20,479         .60
                       ----------   --------   -------       -----
   YEAR.............   $1,131,466   $219,463   $93,088       $2.67
                       ==========   ========   =======       =====

2004
First quarter(6)....   $  266,652   $ 55,807   $19,700       $ .55
Second quarter(7)...      291,196     65,051    26,650         .74
Third quarter(8)....      269,463     49,804    16,045         .45
Fourth quarter(9)...      269,642     53,024    17,607         .49
                       ----------   --------   -------       -----
   Year.............   $1,096,953   $223,686   $80,002       $2.24
                       ==========   ========   =======       =====

----------
(1) Included in the first quarter's earnings are a) income of approximately $0.2 million, after taxes, or less than $.01 per share, related to the liquidation of certain LIFO inventories carried at prior years' lower costs and b) income of approximately $0.5 million, net of taxes, or approximately $.01 per share, related to a bad debt recovery.

(2) Included in the second quarter's earnings is income of approximately $16.4 million, net of taxes, or approximately $.47 per share, related to funds received under CDSOA.

(3) Included in the third quarter's earnings is an asset impairment charge of approximately $1.0 million, net of taxes, or approximately $.03 per share, related to the writedown of certain machinery and equipment.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(4) Included in the fourth quarter's earnings is income of approximately $0.3 million, net of taxes, or less than $.01 per share, related to the liquidation of certain LIFO inventories carried at prior years' lower costs.

(5)  Quarterly diluted earnings per share do not add due to rounding.

(6) Included in the first quarter's earnings is income of approximately $1.0 million, net of taxes, or approximately $.03 per share, related to the liquidation of certain LIFO inventories carried at prior years' lower costs.

(7) Included in the second quarter's earnings are a) income of approximately $0.7 million, net of taxes, or approximately $.02 per share, related to the liquidation of certain LIFO inventories carried at prior years' lower costs; b) income of approximately $1.2 million, net of taxes, or approximately $.03 per share, related to funds received under CDSOA; and c) income of approximately $0.8 million, net of taxes, or approximately $.02 per share, related to the recovery of bad debts previously written off.

(8) Included in the third quarter's earnings is income of approximately $0.5 million, net of taxes, or approximately $.01 per share, related to the liquidation of certain LIFO inventories carried at prior years' lower costs.

(9) Included in the fourth quarter's earnings are a) a restructuring charge of approximately $0.7 million, net of taxes, or approximately $.02 per share, related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia and b) income of approximately $0.5 million, net of taxes, or approximately $.01 per share, related to the liquidation of certain LIFO inventories carried at prior years' lower costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operating of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

REPORT OF MANAGEMENT

     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

     1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

     3. Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of the end of the most recent fiscal year. Deloitte & Touche LLP has issued an attestation report on management's assessment of our internal control over financial reporting.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lancaster Colony Corporation
Columbus, Ohio

     We have audited management's assessment, included in the accompanying Report of Management, that Lancaster Colony Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of June 30, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows and the financial statement schedule for each of the three years in the period ended June 30, 2005. Our report dated September 12, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.


/S/ DELOITTE & TOUCHE LLP
-------------------------
    Deloitte & Touche LLP

Columbus, Ohio
September 12, 2005

ITEM 9B. OTHER INFORMATION

     None

PART III

     Items 10 through 14 are incorporated herein by reference to the sections captioned "Nomination and Election of Directors," "Executive Compensation," "Security Ownership of Certain Beneficial Owners," "Certain Relationship and Related Transactions," "Audit and Related Fees" and "Approval of the Adoption of the 2005 Stock Plan" in the Registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held November 21, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2005 and 2004 and for each of the three years in the period ended June 30, 2005 together with the report thereon of Deloitte & Touche LLP dated September 12, 2005 are included in Item 8 of this report:

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets as of June 30, 2005 and 2004

     Consolidated Statements of Income for the years ended June 30, 2005, 2004 and 2003

     Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003

     Consolidated Statements of Shareholders' Equity for the years ended June 30, 2005, 2004 and 2003

     Notes to Consolidated Financial Statements

     (a) (2) Financial Statement Schedules Required by Item 8. Included in Part IV of this report is the following additional financial data that should be read in conjunction with the consolidated financial statements included in Item 8 of this report:

     Schedule II - Valuation and Qualifying Accounts.

     Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (a) (3) Exhibits Required by Item 601 of Regulation S-K and Item 15(b). See Index to Exhibits following "Schedule II - Valuation and Qualifying Accounts."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LANCASTER COLONY CORPORATION
                                      ----------------------------------------
                                                    (Registrant)


                                      By: /s/ JOHN B. GERLACH, JR.
                                          ------------------------------------
                                              John B. Gerlach, Jr.
                                              Chairman, Chief Executive Officer,
                                              President and Director

                                      Date: September 13, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURES                      TITLE                    DATE
        ----------                      -----                    ----


/s/ JOHN B. GERLACH, JR.              Chairman,           September 13, 2005
--------------------------    Chief Executive Officer,
    John B. Gerlach, Jr.       President and Director


/s/ JOHN L. BOYLAN           Treasurer, Vice President,   September 13, 2005
--------------------------      Assistant Secretary,
    John L. Boylan             Chief Financial Officer
                              (Principal Financial and
                               Accounting Officer) and
                                      Director


/s/ JAMES B. BACHMANN                 Director            September 2, 2005
--------------------------
    James B. Bachmann


/s/ NEELI BENDAPUDI                   Director            September 8, 2005
--------------------------
    Neeli Bendapudi


/s/ ROBERT L. FOX                     Director            September 1, 2005
--------------------------
    Robert L. Fox


                                      Director
--------------------------
    Robert S. Hamilton


/s/ EDWARD H. JENNINGS                Director            September 3, 2005
--------------------------
    Edward H. Jennings


/s/ HENRY M. O'NEILL, JR.             Director            September 2, 2005
--------------------------
    Henry M. O'Neill, Jr.


/s/ ZUHEIR SOFIA                      Director            September 1, 2005
--------------------------
    Zuheir Sofia

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 2005

                 COLUMN A                     COLUMN B     COLUMN C      COLUMN D      COLUMN E
                 --------                     --------     --------      --------      --------
                                                           ADDITIONS
                                             BALANCE AT   CHARGED TO                    BALANCE
                                              BEGINNING    COSTS AND                    AT END
                DESCRIPTION                    OF YEAR     EXPENSES    DEDUCTIONS(A)    OF YEAR
                -----------                  ----------   ----------   ----------      --------
Reserves deducted from asset to which they
   apply - Allowance for doubtful accounts
   (amounts in thousands):
   Year ended June 30, 2003...............     $3,414     $   667       $ 2,129         $1,952
                                               ======     =======       =======         ======
   Year ended June 30, 2004...............     $1,952     $(1,174)(B)   $(1,041)(B)     $1,819
                                               ======     =======       =======         ======
   Year ended June 30, 2005...............     $1,819     $  (673)(C)   $  (684)(C)     $1,830
                                               ======     =======       =======         ======

NOTES:

(A)  Represents uncollectible accounts written off net of recoveries.

(B) Includes recovery of previously written off bad debt related to the fiscal 2002 bankruptcy of Kmart Corporation of approximately $1.8 million.

(C) Includes recovery of previously written off bad debt related to the fiscal 2002 bankruptcy of Kmart Corporation of approximately $1.5 million.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                                  JUNE 30, 2005
                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                        DESCRIPTION                          LOCATED AT
-------                        -----------                          ----------
   3.1    Certificate of Incorporation of the registrant
          approved by the shareholders November 18, 1991.......         (e)
    .2    Certificate of Amendment to the Articles of
          Incorporation approved by the shareholders
          November 16, 1992....................................         (e)
    .3    Certificate of Amendment to the Articles of
          Incorporation approved by the shareholders
          November 17, 1997....................................         (e)
    .4    Regulations of the registrant as amended through
          November 18, 1991....................................         (a)
    .5    Certificate of Designation, Rights and Preferences of
          the Series A Participating Preferred Stock of
          Lancaster Colony Corporation.........................         (b)
   4.1    Specimen Certificate of Common Stock.................         (h)
    .2    Rights Agreement dated as of April 20, 2000 between
          Lancaster Colony Corporation and The Huntington Trust
          Company, N.A.........................................         (g)
    .3    Credit Agreement dated as of February 13, 2001 among
          Lancaster Colony Corporation, The Lenders and Bank
          One, NA, as Agent....................................         (i)
    .4    First Amendment to Credit Agreement dated as of
          June 24, 2003 among Lancaster Colony Corporation, the
          Lenders and Bank One, NA as Agent....................         (j)
    .5    Second Amendment to Credit Agreement dated as of
          March 3, 2005 among Lancaster Colony Corporation, the
          Lenders and J. P. Morgan Chase Bank, NA as Agent.....         (o)
  10.1    Key Employee Severance Agreement between Lancaster
          Colony Corporation and John L. Boylan................         (c)
    .2    1995 Key Employee Stock Option Plan..................         (d)
    .3    Key Employee Severance Agreement between Lancaster
          Colony Corporation and Bruce L. Rosa.................         (f)
    .4    Lancaster Colony Corporation Executive Employee
          Deferred Compensation Plan...........................         (h)
    .5    Description of Registrant's Executive Bonus
          Arrangements.........................................         (k)
    .6    Design/Build Agreement between T. Marzetti Company,
          LLC and Shambaugh & Son, L.P.........................         (l)
    .7    2004 Amendment to the Lancaster Colony Corporation
          Executive Employee Deferred Compensation Plan........         (m)
    .8    Lancaster Colony Corporation 2005 Executive Employee
          Deferred Compensation Plan...........................         (n)
    21    Significant Subsidiaries of Registrant...............   Filed herewith
    23    The consent of Deloitte & Touche LLP to the
          incorporation by reference in Registration Statement
          No. 333-01275 on Form S-8 of their reports dated
          September 12, 2005, appearing in and incorporated by
          reference in this Annual Report on Form 10-K of
          Lancaster Colony Corporation for the year ended
          June 30, 2005........................................   Filed herewith
  31.1    Certification of CEO under Section 302 of the
          Sarbanes-Oxley Act of 2002...........................   Filed herewith
  31.2    Certification of CFO under Section 302 of the
          Sarbanes-Oxley Act of 2002...........................   Filed herewith
    32    Certification of CEO and CFO under Section 906 of the
          Sarbanes-Oxley Act of 2002...........................   Filed herewith

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

(d) Indicates the exhibit is incorporated by reference from the Lancaster Colony Corporation filing on Form S-8 of its 1995 Key Employee Stock Option Plan (Registration Statement No. 333-01275).

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

(k) Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 2004.

(l) Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-Q for the quarter ended December 31, 2004.

(m) Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 8-K filed January 3, 2005.

(n) Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 8-K filed February 25, 2005.

(o) Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 8-K filed March 7, 2005.