Form 10-Q
period 2005-09-30
LANCASTER COLONY CORP
filed 2005-11-09
CIK 57515

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-4065-1

                                   ----------

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

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of October 31, 2005, there were approximately 33,951,000 shares of Common Stock, no par value per share, outstanding.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

           Consolidated Balance Sheets - September 30, 2005 and June 30, 2005
           Consolidated Statements of Income - Three Months Ended September 30,
              2005 and 2004
           Consolidated Statements of Cash Flows - Three Months Ended September 30,
              2005 and 2004
           Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

SIGNATURES

INDEX TO EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30     JUNE 30
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                              2005          2005
-----------------------------------------                          ------------   ----------
                                                                    (UNAUDITED)
                             ASSETS

CURRENT ASSETS:
   Cash and equivalents ........................................    $   98,758    $  113,265
   Short-term investments ......................................        56,975        71,315
   Receivables (less allowance for doubtful accounts,
      September - $2,008 and June - $1,830) ....................       121,086       100,351
   Inventories:
      Raw materials and supplies ...............................        47,943        47,097
      Finished goods and work in process .......................       127,516       117,268
                                                                    ----------    ----------
         Total inventories .....................................       175,459       164,365
   Deferred income taxes and other current assets ..............        28,861        25,109
                                                                    ----------    ----------
            Total current assets ...............................       481,139       474,405

PROPERTY, PLANT AND EQUIPMENT:
   Land, buildings and improvements ............................       130,036       121,290
   Machinery and equipment .....................................       371,325       365,005
                                                                    ----------    ----------
      Total cost ...............................................       501,361       486,295
   Less accumulated depreciation ...............................       335,829       332,148
                                                                    ----------    ----------
            Property, plant and equipment - net ................       165,532       154,147

OTHER ASSETS:
   Goodwill ....................................................        79,219        79,219
   Other intangible assets - net ...............................         4,807         4,937
   Other noncurrent assets .....................................        17,457        18,570
                                                                    ----------    ----------
               TOTAL ...........................................    $  748,154    $  731,278
                                                                    ==========    ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ............................................    $   50,583    $   51,014
   Accrued liabilities .........................................        67,311        52,832
                                                                    ----------    ----------
            Total current liabilities ..........................       117,894       103,846

OTHER NONCURRENT LIABILITIES ...................................        30,562        30,492

DEFERRED INCOME TAXES ..........................................         8,274         9,214

SHAREHOLDERS' EQUITY:
   Preferred stock - authorized 3,050,000 shares;
      outstanding - none
   Common stock - authorized 75,000,000 shares; outstanding -
      September 30, 2005 - 34,105,621 shares;
      June 30, 2005 - 34,235,905 shares ........................        76,335        73,801
   Retained earnings ...........................................       953,682       944,194
   Accumulated other comprehensive loss ........................       (10,902)      (10,905)
                                                                    ----------    ----------
      Total ....................................................     1,019,115     1,007,090
   Common stock in treasury, at cost ...........................      (427,691)     (419,364)
                                                                    ----------    ----------
            Total shareholders' equity .........................       591,424       587,726
                                                                    ----------    ----------
               TOTAL ...........................................    $  748,154    $  731,278
                                                                    ==========    ==========

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30
                                                  -------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)       2005       2004
---------------------------------------------     --------   --------
NET SALES......................................   $285,915   $281,484

COST OF SALES..................................    232,674    227,467
                                                  --------   --------
GROSS MARGIN...................................     53,241     54,017

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...     26,034     24,776

RESTRUCTURING AND IMPAIRMENT CHARGE............         24        442
                                                  --------   --------
OPERATING INCOME...............................     27,183     28,799

INTEREST INCOME AND OTHER - NET................      1,386        627
                                                  --------   --------
INCOME BEFORE INCOME TAXES.....................     28,569     29,426

TAXES BASED ON INCOME..........................     10,523     11,048
                                                  --------   --------
NET INCOME.....................................   $ 18,046   $ 18,378
                                                  ========   ========
NET INCOME PER COMMON SHARE:
   Basic and diluted...........................   $    .53   $    .52

CASH DIVIDENDS PER COMMON SHARE................   $    .25   $    .23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic.......................................     34,220     35,355
   Diluted.....................................     34,287     35,408

          See accompanying notes to consolidated financial statements.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                         -------------------
(AMOUNTS IN THOUSANDS)                                                     2005       2004
----------------------                                                   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................................   $ 18,046   $ 18,378
   Adjustments to reconcile net income to net
      cash (used in) provided by operating activities:
      Depreciation and amortization ..................................      8,240      8,499
      Deferred income taxes and other noncash items ..................     (2,280)       330
      Restructuring and impairment charge ............................         17         45
      Loss (gain) on sale of property ................................          9        (42)
      Loss on sale of business .......................................        202         --
      Payments to pension plans ......................................        (53)       (82)
      Changes in operating assets and liabilities:
         Receivables .................................................    (21,111)   (21,141)
         Inventories .................................................    (11,404)       920
         Other current assets ........................................     (2,369)    (2,837)
         Accounts payable and accrued liabilities ....................      9,935      9,649
                                                                         --------   --------
            Net cash (used in) provided by operating activities ......       (768)    13,719
                                                                         --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments on property additions ....................................    (16,734)    (2,866)
   Proceeds from sale of property ....................................          2        304
   Proceeds from sale of business ....................................        476         --
   Purchases of short-term investments ...............................    (10,000)   (22,205)
   Proceeds from short-term investment sales, calls, and maturities ..     24,340     13,740
   Other - net .......................................................       (297)    (5,274)
                                                                         --------   --------
            Net cash used in investing activities ....................     (2,213)   (16,301)
                                                                         --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock ........................................     (8,327)   (12,227)
   Payment of dividends ..............................................     (8,557)    (8,115)
   Proceeds from the exercise of stock options,
      including related tax benefits .................................      2,540        990
   Increase in cash overdraft balance ................................      2,816      3,104
                                                                         --------   --------
            Net cash used in financing activities ....................    (11,528)   (16,248)
                                                                         --------   --------

Effect of exchange rate changes on cash ..............................          2         (2)
                                                                         --------   --------
Net change in cash and equivalents ...................................    (14,507)   (18,832)
Cash and equivalents at beginning of year ............................    113,265    113,233
                                                                         --------   --------
Cash and equivalents at end of period ................................   $ 98,758   $ 94,401
                                                                         ========   ========
SUPPLEMENTAL DISCLOSURE OF OPERATING CASH FLOWS:
   Cash paid during the period for income taxes ......................   $    858   $    822
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

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The interim consolidated financial statements are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended June 30, 2005. Unless otherwise noted, references to "year" pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2005 refers to fiscal 2005, which is the period from July 1, 2004 to June 30, 2005.

RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified to conform with the current-year presentation.

     We reclassified our investments in auction rate securities and variable rate demand obligations from cash and equivalents to short-term investments for the prior-year period ended September 30, 2004. This balance sheet reclassification resulted in the increase in short-term investments of $73.7 million and the decrease in cash and equivalents for the same amount. This reclassification also resulted in the net short-term investment activity being reclassified from the change in cash to a gross presentation in investing activities on the Consolidated Statement of Cash Flows.

LIQUIDATION OF LIFO INVENTORY LAYERS

     During the three months ended September 30, 2005 and 2004, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation for the three months ended September 30, 2005 was insignificant. The effect of the liquidation for the three months ended September 30, 2004 was an increase in pretax income of approximately $0.4 million, or approximately $.01 per share after taxes.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at September 30, 2005 were $3.7 million. These purchases, less the June 30, 2005 amount of $2.3 million, have been excluded from the property additions in the Consolidated Statement of Cash Flows.

STOCK-BASED EMPLOYEE COMPENSATION PLANS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," ("SFAS 123R"). SFAS 123R requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. SFAS 123R was effective July 1, 2005, and we adopted SFAS 123R using the modified prospective method in the quarter ended September 30, 2005. At September 30, 2005, we had vested and unvested options outstanding under our 1995 Key Employee Stock Option Plan (the "Plan"), a stock-based compensation plan. See a complete discussion of the impact of the adoption of SFAS 123R in
Note 7.

     Under the modified prospective method, we have not restated any balance sheet or income statement items for any prior periods. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, our net income and

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

earnings per share would have been reduced to the pro forma amounts indicated below for the quarter ended September 30, 2004:

                                                                               THREE MONTHS ENDED
                                                                               SEPTEMBER 30, 2004
                                                                               ------------------
Net income as reported .....................................................        $18,378
Less:  Total stock-based employee compensation expense determined under
   fair-value-based method for all awards, net of related tax effects ......            (32)
                                                                                    -------
Pro forma net income .......................................................        $18,346
                                                                                    =======
Net income per common share - basic and diluted as reported and pro forma ..        $   .52

SIGNIFICANT ACCOUNTING POLICIES

     There were no changes to our Significant Accounting Policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005, except for the adoption of SFAS 123R.

NOTE 2 - SHORT-TERM INVESTMENTS

     At September 30 and June 30, 2005, we held $57.0 million and $71.3 million, respectively, of short-term investments, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities.

     Our September 30 and June 30 short-term investments by contractual maturity are as follows:

                                     SEPTEMBER 30   JUNE 30
                                         2005         2005
                                     ------------   -------
Due within one year .................   $ 1,200     $ 3,300
Due between one and five years ......     1,580       1,580
Due after ten years .................    54,195      66,435
                                        -------     -------
   Total short-term investments .....   $56,975     $71,315
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

NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill attributable to the Specialty Foods and Automotive segments was $78.2 million and $1.0 million, respectively, at September 30 and June 30, 2005.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table summarizes our segment identifiable other intangible assets as of September 30 and June 30, 2005:

                                                           SEPTEMBER 30   JUNE 30
                                                               2005         2005
                                                           ------------   -------
SPECIALTY FOODS
   Trademarks (40-year life)
      Gross carrying value .............................      $  370       $  370
      Accumulated amortization .........................        (133)        (131)
                                                              ------       ------
      Net Carrying Value ...............................      $  237       $  239
                                                              ======       ======
   Customer Lists (12-year life)
      Gross carrying value .............................      $4,100       $4,100
      Accumulated amortization .........................        (598)        (513)
                                                              ------       ------
      Net Carrying Value ...............................      $3,502       $3,587
                                                              ======       ======
   Non-compete Agreements (8-year life)
      Gross carrying value .............................      $1,200       $1,200
      Accumulated amortization .........................        (262)        (225)
                                                              ------       ------
      Net Carrying Value ...............................      $  938       $  975
                                                              ======       ======
GLASSWARE AND CANDLES - CUSTOMER LISTS (12-YEAR LIFE)
   Gross carrying value ................................      $  250       $  250
   Accumulated amortization ............................        (120)        (114)
                                                              ------       ------
   Net Carrying Value ..................................      $  130       $  136
                                                              ======       ======
Total Net Carrying Value ...............................      $4,807       $4,937
                                                              ======       ======

     Amortization expense relating to these assets was approximately $0.1 million for the three months ended September 30, 2005 and 2004. Total annual amortization expense is estimated to be approximately $0.5 million for each of the next five years.

NOTE 5 - PENSION BENEFITS

     We and certain of our operating subsidiaries provide multiple defined benefit pension plans. Benefits under the plans are primarily based on negotiated rates and years of service and cover the union workers at various locations. We contribute to these plans at least the minimum amount required by regulation or contract. We recognize the cost of plan benefits as the employees render service.

     The following table discloses net periodic benefit cost for our pension plans:

                                                                         THREE MONTHS
                                                                            ENDED
                                                                         SEPTEMBER 30
                                                                        -------------
                                                                         2005    2004
                                                                        -----   -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ........................................................   $ 188   $ 138
Interest cost .......................................................     635     633
Expected return on plan assets ......................................    (723)   (694)
Amortization of unrecognized net loss ...............................     177     102
Amortization of prior service cost ..................................      59      59
Amortization of unrecognized net obligation existing at transition ..       9       9
                                                                        -----   -----
   Net periodic benefit cost ........................................   $ 345   $ 247
                                                                        =====   =====

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     For the three months ended September 30, 2005, we made approximately $0.1 million in contributions to our pension plans. We expect to make approximately $2.8 million more in contributions to our pension plans during the remainder of this year.

NOTE 6 - POSTRETIREMENT BENEFITS

     We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.

     The following table discloses net periodic benefit cost for our postretirement plans:

                                           THREE MONTHS
                                               ENDED
                                           SEPTEMBER 30
                                           ----   -----
                                           2005   2004
                                           ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost............................   $ 44   $ 34
Interest cost...........................     87     81
Amortization of unrecognized net loss...     36     19
Amortization of prior service asset.....     (2)    (2)
                                           ----   ----
   Net periodic benefit cost............   $165   $132
                                           ====   ====

     For the three months ended September 30, 2005, we made less than $0.1 million in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.3 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of this fiscal year.

NOTE 7 - STOCK OPTIONS

     As approved by our shareholders in November 1995, the terms of the 1995 Key Employee Stock Option Plan reserved 3,000,000 common shares for issuance to key employees. All options granted under the Plan were exercisable at prices not less than fair market value as of the date of grant. This Plan expired in August 2005. We intend to solicit shareholder approval for adoption of a new equity compensation plan at our 2005 Annual Meeting of Shareholders on November 21, 2005.

     In general, options granted under the Plan vested immediately and had a maximum term of five years. Our policy is to issue shares upon option exercise from new shares that had been previously authorized.

     There were no grants of options in the quarters ending September 30, 2005 and 2004.

     Under SFAS 123R, we calculate fair value of option grants using the Black-Scholes option-pricing model. Assumptions used in the model for the prior-year grants are described in our Annual Report on Form 10-K for the year ended June 30, 2005. Total compensation cost related to share-based payment arrangements for the period ended September 30, 2005 was approximately $0.2 million. This amount was reflected in Selling, General and Administrative Expenses and has been allocated to each segment appropriately. There was no tax benefit recorded for this compensation cost because it relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.

     During the quarter ended September 30, 2005, we received approximately $2.1 million in cash from the exercise of stock options. The aggregate intrinsic value of these options was $0.4 million. A related tax benefit of approximately $0.2 million was recorded in the first quarter and is included in the financing section of the Consolidated Statement of Cash Flows. This benefit resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefit includes less than $0.1 million of gross windfall tax benefits.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following summarizes the activity relating to stock options granted under the Plan mentioned above for the quarter ended September 30, 2005:

                                                               WEIGHTED
                                                  WEIGHTED     AVERAGE
                                         NUMBER    AVERAGE    REMAINING    AGGREGATE
                                           OF     EXERCISE   CONTRACTUAL   INTRINSIC
                                         SHARES     PRICE        LIFE        VALUE
                                        -------   --------   -----------   ---------
Outstanding at beginning of period ..   590,104    $38.77
   Exercised ........................   (57,722)    36.96
   Granted ..........................        --        --
   Forfeited ........................        --        --
                                        -------    ------
Outstanding at end of period ........   532,382    $38.97        3.42        $2,145
                                        =======    ======        ====        ======
Exercisable at end of period ........   473,533    $38.79        3.33        $1,995
                                        =======    ======        ====        ======

     The following summarizes the status of, and changes to, unvested options during the quarter ended September 30, 2005:

                                   THREE MONTHS ENDED
                                   SEPTEMBER 30, 2005
                                  -------------------
                                            WEIGHTED
                                  NUMBER     AVERAGE
                                    OF     GRANT DATE
                                  SHARES   FAIR VALUE
                                  ------   ----------
UNVESTED AT BEGINNING OF PERIOD   58,849      $7.52
   GRANTED ....................       --         --
   VESTED .....................       --         --
   FORFEITED ..................       --         --
                                  ------      -----
UNVESTED AT END OF PERIOD .....   58,849      $7.52
                                  ======      =====

     At September 30, 2005, there was approximately $0.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.1 years.

NOTE 8 - RESTRUCTURING AND IMPAIRMENT CHARGE

     In the fourth quarter of 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. During 2005, we recorded additional restructuring and impairment charges of $0.5 million ($0.3 million after taxes) for continuing costs incurred during that period. During the first quarter ended September 30, 2005, both the new costs incurred and the cash outlays made for the required upkeep of the facility were immaterial to the consolidated financial statements. The restructuring accrual is included in accounts payable and accrued liabilities at September 30, 2005. We expect that the remaining cash outlays for this plan will be immaterial.

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9 - BUSINESS SEGMENT INFORMATION

     The following summary financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2005 consolidated financial statements:

                               THREE MONTHS ENDED
                                  SEPTEMBER 30
                              -------------------
                                2005       2004
                              --------   --------
NET SALES
   Specialty Foods ........   $169,534   $160,609
   Glassware and Candles...     60,275     63,732
   Automotive .............     56,106     57,143
                              --------   --------
      Total ...............   $285,915   $281,484
                              ========   ========
OPERATING INCOME
   Specialty Foods ........   $ 25,844   $ 27,379
   Glassware and Candles...      2,203      1,079
   Automotive .............      1,134      2,256
   Corporate expenses .....     (1,998)    (1,915)
                              --------   --------
      Total ...............   $ 27,183   $ 28,799
                              ========   ========

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     At September 30, 2005, we are a party to various claims and litigation matters which have arisen in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.

     During the second quarter of 2005, 2004 and 2003, we received approximately $26.2 million, $2.0 million and $39.2 million from the U.S. government under the Continued Dumping and Subsidy Offset Act ("CDSOA"). These amounts were recorded as other income. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of anti-dumping duties collected on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. Additionally, there is pending litigation to which we are not a party that challenges the constitutionality of CDSOA. Further, the U.S. Congress is currently considering legislation to repeal CDSOA. However, CDSOA continues to be in effect in the United States at this time. Uncertainties associated with this program leave us unable to predict the amounts, if any, we may be entitled to receive in the future.

     Certain of our automotive accessory products carry explicit limited warranties that extend from twelve months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of September 30 and June 30, 2005 is immaterial to our financial condition, and the change in the accrual for the current quarter of 2006 is immaterial to our results of operations and cash flows.

NOTE 11 - COMPREHENSIVE INCOME

     Total comprehensive income for the three months ended September 30, 2005 and 2004 was approximately $18.0 million and $18.4 million, respectively. The September 30, 2005 and 2004 comprehensive income primarily consists of net income and foreign currency translation adjustments.

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

      This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") describes the matters that we consider to be important in understanding the results of our operations for the three months ended September 30, 2005 and our financial condition as of September 30, 2005. Unless otherwise noted, references herein to "year" pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2005 refers to fiscal 2005, which is the period from July 1, 2004 to June 30, 2005. In the discussion that follows, we analyze the results of our operations for the last three months, including the trends in the overall business, followed by a discussion of our financial condition.

     On July 1, 2005, we sold our indirect subsidiary, Colony Printing & Labeling, for net proceeds of approximately $0.5 million. The loss recorded on the sale was approximately $0.2 million. Colony Printing & Labeling was part of our Glassware and Candles segment and was not deemed material for presentation as a discontinued operation.

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

FORWARD-LOOKING STATEMENTS

     We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). This Quarterly Report on Form 10-Q contains various "forward-looking statements" within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "believe," "intend," "expect," "hope," or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments, and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including the strength of the economy, slower than anticipated sales growth, the extent of operational efficiencies achieved, the success of new product introductions, price and product competition, and increases in energy and raw materials costs. Management believes these forward-looking statements to be reasonable; however, undue reliance should not be placed on such statements that are based on current expectations. We undertake no obligation to publicly update such forward-looking statements. More detailed statements regarding significant events that could affect our financial results are included in our Annual Report on Form 10-K for the year ended June 30, 2005 filed with the Securities and Exchange Commission.

SUMMARY OF RESULTS

     The following is an overview of our consolidated operating results for the three months ended September 30, 2005.

     Net sales for the first quarter ended September 30, 2005 increased 2% to $285.9 million from the prior-year first quarter total of $281.5 million. Gross margin decreased 1% to $53.2 million from the prior-year first quarter total of $54.0 million. Net income for the current year first quarter was $18.0 million, or $.53 per diluted share, compared to $18.4 million, or $.52 per diluted share, in the comparable period of 2005.

     Our first quarter results continue to reflect an environment of increased pricing pressures and higher nonfood material costs as well as generally higher freight and energy costs. While we are striving to implement selected price increases, to date, we have found our opportunities to increase prices to be limited and generally not sufficient to offset the impact of the higher costs. We are also working to otherwise mitigate the impact of these increased costs, including changing various manufacturing processes, but these efforts may also lag the adverse effect of the higher costs. We have been able to maintain a strong balance sheet with no debt throughout this period.

RESULTS OF CONSOLIDATED OPERATIONS

NET SALES AND GROSS MARGIN

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30
                                        -------------------
                                          2005       2004         CHANGE
                                        --------   --------   -------------
NET SALES
   Specialty Foods ..................   $169,534   $160,609   $ 8,925     6 %
   Glassware and Candles ............     60,275     63,732    (3,457)   (5)%
   Automotive .......................     56,106     57,143    (1,037)   (2)%
                                        --------   --------   -------    --
      Total .........................   $285,915   $281,484   $ 4,431     2 %
                                        ========   ========   =======    ==

GROSS MARGIN ........................   $ 53,241   $ 54,017   $  (776)   (1)%
                                        ========   ========   =======    ==
GROSS MARGIN AS A PERCENT OF SALES...       18.6%      19.2%
                                            ====       ====

     Consolidated net sales for the most recent quarter increased 2%, reflecting 6% growth in sales of the Specialty Foods segment, as partially offset by lower sales in both of the nonfood segments.

     For the quarter ended September 30, 2005, net sales of the Specialty Foods segment totaled $169.5 million, an increase of 6% over the prior-year total of $160.6 million. The segment's increased sales reflected solid growth in several retail product lines, including the recently restyled line of refrigerated salad dressings. Foodservice sales grew less than retail due to the demand for dressings and sauces being affected by factors such as weaker same-store sales and menu changes at several national restaurant chains.

     Net sales of the Glassware and Candles segment for the first quarter ended September 30, 2005 totaled $60.3 million, a 5% decline from the prior-year quarter total of $63.7 million. This decrease was attributable to weaker candle volumes, comparisons of which were affected by a decline in sales to dollar store customers in the current year and a prior-year quarter that benefited from product being placed in additional retail outlets. Glassware volumes improved modestly.

     Automotive segment net sales for the first quarter ended September 30, 2005 totaled $56.1 million, a 2% decline from the prior-year first quarter total of $57.1 million. Improved sales of aluminum accessory items were more than offset by declining sales of automotive floor mats. Initial shipments of aluminum tube steps for a large, new original equipment manufacturer ("OEM") program began in the current-year quarter. Floor mat sales continue to be affected primarily by certain OEM programs that ended in the first half of 2005.

     As a percentage of sales, our consolidated gross margin for the three months ended September 30, 2005 totaled 18.6%, a decline of 0.6% of sales from the prior-year comparable quarter. Despite modestly lower commodity costs during the quarter, Specialty Foods' margins decreased slightly in the quarter, as influenced by markedly higher freight costs, introductory costs associated with the restyled dressing line and some continued operational inefficiencies occurring at certain manufacturing facilities. Based on current conditions, it is our expectation that freight costs will remain well above year-ago levels through at least the second quarter.

     Gross margins in the Glassware and Candles segment improved in the quarter ended September 30, 2005. Margins within the quarter benefited from more favorable levels of overhead absorption on higher production volumes, as well as better production efficiencies at our Sapulpa, Oklahoma glassware manufacturing facility. The effect of liquidations of LIFO inventory was insignificant for the three-month period ended September 30, 2005 compared to $0.4 million of income for the prior-year comparable period. Margins were adversely affected by higher wax and energy costs. These costs are expected to further increase throughout the second quarter and, combined with expected reductions in both candle and glassware manufacturing production, may adversely affect comparative segment margins over the remainder of 2006.

     Within our Automotive segment, higher material costs for aluminum and petroleum-related materials were primarily responsible for lower segment gross margins present during the current-year quarter. Also affecting segment margins were start-up costs associated with a large, new OEM program involving aluminum tube steps. Although not fully eliminated by quarter-end, the extent of such start-up costs had declined entering the second fiscal quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30
                                                  ------------------
                                                     2005      2004       CHANGE
                                                   -------   -------   ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...    $26,034   $24,776   $1,258     5%
                                                   =======   =======   ======     =
SG&A EXPENSES AS A PERCENT OF SALES............        9.1%      8.8%
                                                       ===       ===

     Consolidated selling, general and administrative costs of $26.0 million for the three months ended September 30, 2005 increased by 5% from the $24.8 million incurred for the three months ended September 30, 2004. Expenses for the prior-year period ended September 30, 2004 reflect a $0.8 million recovery of bad debt associated with one bankrupt customer, whose account was previously written off in the Glassware and Candles segment during 2002. Without this recovery, the prior-year selling, general and administrative costs would have been 9.1% of sales, comparable to the current year.

RESTRUCTURING AND IMPAIRMENT CHARGE

     In the fourth quarter of 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. During the year ended June 30, 2005, we recorded additional restructuring and impairment charges of $0.5 million ($0.3 million after taxes) for continuing costs incurred during that period. During the first quarter ended September 30, 2005, both the new costs incurred and the cash outlays made for the required upkeep of the facility were immaterial to the consolidated financial statements. The restructuring accrual is included in accounts payable and accrued liabilities at September 30, 2005. We expect that the remaining cash outlays for this plan will be immaterial.

OPERATING INCOME

     The foregoing factors contributed to consolidated operating income totaling $27.2 million for the three months ended September 30, 2005. This amount represents a decrease of 6% from the prior-year quarter. By segment, our operating income can be summarized as follows:

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30
                                            ------------------
                                               2005      2004        CHANGE
                                             -------   -------   -------------
OPERATING INCOME
   Specialty Foods.......................    $25,844   $27,379   $(1,535)   (6)%
   Glassware and Candles.................      2,203     1,079     1,124   104 %
   Automotive............................      1,134     2,256    (1,122)  (50)%
   Corporate Expenses....................     (1,998)   (1,915)      (83)    4 %
                                             -------   -------   -------   ---
      Total..............................    $27,183   $28,799   $(1,616)   (6)%
                                             =======   =======   =======   ===
OPERATING INCOME AS A PERCENT OF SALES
   Specialty Foods.......................       15.2%     17.0%
   Glassware and Candles.................        3.7%      1.7%
   Automotive............................        2.0%      3.9%
   Consolidated..........................        9.5%     10.2%

INTEREST INCOME AND OTHER - NET

     The period ended September 30, 2005 included interest income and other of $1.4 million, as compared to $0.6 million in the prior year. The increase was primarily due to higher interest income, as interest rates on our cash equivalents and short-term investments have been higher than in the prior year.

INCOME BEFORE INCOME TAXES

     As impacted by the factors discussed above, income before income taxes decreased by $0.8 million to $28.6 million from the prior-year total of $29.4 million. Our effective tax rate decreased from the prior-year rate of 37.5% to 36.8% in the current quarter due to the changes in state tax laws within Ohio and the new federal production deduction created by the American Jobs Creation Act.

NET INCOME

     First quarter net income of $18.0 million decreased slightly from the preceding year's net income for the quarter of $18.4 million. Net income per share for the first quarter of 2006, as influenced by the above-noted items and by the extent of share repurchases under our share repurchase program, totaled $.53 per basic and diluted share, as compared to $.52 per basic and diluted share recorded in the prior year.

FINANCIAL CONDITION

     For the three months ended September 30, 2005, net cash used in operating activities totaled $0.8 million, which compares to $13.7 million provided in the comparable prior-year period. This decrease results mainly from the relative change in inventory between quarters as well as from comparative fluctuations in deferred income taxes and other noncash items. Consistent with the prior-year period, the balance sheet increase in accounts receivable from June 30 to September 30 was influenced by the seasonality of Glassware and Candles segment sales, which is more pronounced toward the end of the first quarter.

     Cash used in investing activities for the three months ended September 30, 2005 decreased to $2.2 million from the prior-year amount of $16.3 million due to the relative change in net short-term investment activity being offset somewhat by an increase in capital expenditures. The increase in capital expenditures primarily reflects construction of a new salad dressing facility. Capital expenditures for 2006 could exceed $60 million, as influenced by increased construction activity on this facility.

     Cash used in financing activities for the three months ended September 30, 2005 of $11.5 million declined from the prior-year total of $16.2 million due primarily to a $3.9 million decrease in share repurchases. At September 30, 2005, approximately 2,838,000 shares remain authorized for future buyback. Total dividends paid during the current period increased approximately 5% as compared to the prior-year period due to the effects of a 9% increase in the stated dividend rate being somewhat offset by the extent of share repurchases.

     We believe that internally generated funds, our existing aggregate balances in cash, cash equivalents and short-term investments, in addition to our currently available bank credit arrangements, should be adequate to meet our foreseeable cash requirements.

     We reclassified our investments in auction rate securities and variable rate demand obligations from cash and equivalents to short-term investments for the prior-year period ended September 30, 2004. This balance sheet reclassification resulted in the increase in short-term investments of $73.7 million and the decrease in cash and equivalents for the same amount. This reclassification also resulted in the net short-term investment activity being reclassified from the change in cash to a gross presentation in investing activities on the Consolidated Statement of Cash Flows.

CONTRACTUAL OBLIGATIONS

     We have various contractual obligations, which are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of September 30, 2005 and future minimum lease payments for the use of property and equipment under operating lease agreements. In our Annual Report on Form 10-K for the year ended

June 30, 2005, we disclosed our contractual obligations as of June 30, 2005. There have been no significant changes to the obligations disclosed therein.

CRITICAL ACCOUNTING POLICIES

     There have been no changes in critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

RECENTLY ADOPTED ACCOUNTING STANDARDS

      Effective July 1, 2005, we adopted SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method, which requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

     Prior to SFAS 123R, our stock-based compensation plan was accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25. Under this guidance, because the exercise price of the stock options was at least equal to the market price of the underlying stock, no compensation expense was recognized in the financial statements.

     Under the modified prospective method, we have not restated any prior period balance sheet or income statement items. Pro forma disclosure for these periods can be seen in Note 1 to the consolidated financial statements.

     Total compensation cost related to share-based payment arrangements for the period ended September 30, 2005 was approximately $0.2 million. This amount was reflected in Selling, General and Administrative Expenses and has been allocated to each segment appropriately. There was no tax benefit recorded for this compensation cost, because it related to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.

     At September 30, 2005, there was approximately $0.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.1 years.

     See Note 7 to the consolidated financial statements for further information.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (c) In both August 2004 and May 2005, our Board of Directors approved share repurchase authorizations of 2,000,000 shares, of which approximately 2,838,000 shares remain authorized for future repurchases at September 30, 2005. In the first quarter, we made the following repurchases of our common stock:

                                                   TOTAL NUMBER       MAXIMUM NUMBER
                            TOTAL      AVERAGE       OF SHARES      OF SHARES THAT MAY
                            NUMBER      PRICE      PURCHASED AS      YET BE PURCHASED
                          OF SHARES   PAID PER   PART OF PUBLICLY   UNDER THE PLANS OR
PERIOD                    PURCHASED     SHARE     ANNOUNCED PLANS        PROGRAMS
------                    ---------   --------   ----------------   ------------------
July 1-31, 2005 .......         --     $    --             --            3,026,314
August 1-31, 2005 .....     52,688     $44.765         52,688            2,973,626
September 1-30, 2005 ..    135,318     $44.105        135,318            2,838,308

     These share repurchase authorizations do not have a stated expiration date.

ITEM 6. EXHIBITS. See Index to Exhibits following Signatures.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LANCASTER COLONY CORPORATION
                                    --------------------------------------------
                                                    (Registrant)


Date: November 9, 2005              By: /s/ JOHN B. GERLACH, JR.
      ----------------                  ----------------------------------------
                                            John B. Gerlach, Jr.
                                            Chairman, Chief Executive Officer,
                                            President and Director


Date: November 9, 2005              By: /s/ JOHN L. BOYLAN
      ----------------                  ----------------------------------------
                                            John L. Boylan
                                            Treasurer, Vice President,
                                            Assistant Secretary,
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer) and Director

                  LANCASTER COLONY CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2005
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    DESCRIPTION                                     LOCATED AT
------                                    -----------                                     ----------
  31.1    Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002...   Filed herewith

  31.2    Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002...   Filed herewith

   32     Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley
          Act of 2002................................................................   Filed herewith