Form 10-Q
period 2005-12-31
LANCASTER COLONY CORP
filed 2006-02-09
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-4065-1

Lancaster Colony Corporation
(Exact name of registrant as specified in its charter)

Ohio	13-1955943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

37 West Broad Street	43215
Columbus, Ohio	(Zip Code)
(Address of principal executive offices)
614-224-7141
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Large Accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of January 31, 2006, there were approximately 33,381,000 shares of Common Stock, no par value per share, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31	June 30
(Amounts in thousands, except share data)	2005	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$13,089	$113,265
Short-term investments	64,965	71,315
Receivables (less allowance for doubtful accounts, December — $1,857 and June — $1,830)	121,606	100,351
Inventories:
Raw materials and supplies	49,160	47,097
Finished goods and work in process	114,369	117,268

Total inventories	163,529	164,365
Deferred income taxes and other current assets	29,599	25,109

Total current assets	392,788	474,405
Property, Plant and Equipment:
Land, buildings and improvements	130,837	121,290
Machinery and equipment	386,922	365,005

Total cost	517,759	486,295
Less accumulated depreciation	341,685	332,148

Property, plant and equipment — net	176,074	154,147
Other Assets:
Goodwill	79,219	79,219
Other intangible assets — net	4,677	4,937
Other noncurrent assets	16,855	18,570

Total	$669,613	$731,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$49,588	$51,014
Accrued liabilities	59,197	52,832

Total current liabilities	108,785	103,846
Other Noncurrent Liabilities	30,497	30,492

Deferred Income Taxes	7,413	9,214

Shareholders’ Equity:
Preferred stock — authorized 3,050,000 shares; outstanding — none
Common stock — authorized 75,000,000 shares; outstanding — December 31, 2005 — 33,531,009 shares; June 30, 2005 — 34,235,905 shares	76,483	73,801
Retained earnings	907,748	944,194
Accumulated other comprehensive loss	(10,907)	(10,905)

Total	973,324	1,007,090
Common stock in treasury, at cost	(450,406)	(419,364)

Total shareholders’ equity	522,918	587,726

Total	$669,613	$731,278

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2005	2004	2005	2004
Net Sales	$312,577	$297,349	$598,492	$578,833
Cost of Sales	252,623	237,990	485,297	465,457

Gross Margin	59,954	59,359	113,195	113,376
Selling, General and Administrative Expenses	25,842	25,531	51,876	50,307
Restructuring and Impairment Charge	19	45	43	487

Operating Income	34,093	33,783	61,276	62,582
Other Income (Expense):
Other Income — Continued Dumping and Subsidy Offset Act	11,376	26,226	11,376	26,226
Interest Income and Other — Net	1,263	833	2,649	1,460

Income Before Income Taxes	46,732	60,842	75,301	90,268
Taxes Based on Income	16,502	22,723	27,025	33,771

Net Income	$30,230	$38,119	$48,276	$56,497

Net Income Per Common Share:
Basic	$.89	$1.09	$1.42	$1.60
Diluted	$.89	$1.08	$1.42	$1.60
Cash Dividends Per Common Share	$2.26	$.25	$2.51	$.48

Weighted Average Common Shares Outstanding:
Basic	33,838	35,084	34,029	35,220
Diluted	33,861	35,144	34,074	35,276
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31
(Amounts in thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$48,276	$56,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,540	16,865
Deferred income taxes and other noncash items	(3,238)	(601)
Restructuring and impairment charge	(26)	(8)
Gain on sale of property	(813)	(79)
Loss on sale of business	202	—
Payments to pension plans	(106)	(135)
Changes in operating assets and liabilities:
Receivables	(21,681)	(14,378)
Inventories	526	12,215
Other current assets	(2,858)	(3,054)
Accounts payable and accrued liabilities	2,702	7,163

Net cash provided by operating activities	39,524	74,485

Cash Flows From Investing Activities:
Payments on property additions	(35,075)	(9,431)
Proceeds from sale of property	1,155	504
Cash paid for acquisitions	—	(492)
Proceeds from sale of business	476	—
Purchases of short-term investments	(24,700)	(42,205)
Proceeds from short-term investment sales, calls, and maturities	31,050	24,840
Other — net	(829)	(4,816)

Net cash used in investing activities	(27,923)	(31,600)

Cash Flows From Financing Activities:
Purchase of treasury stock	(31,042)	(23,304)
Payment of dividends	(84,722)	(16,878)
Proceeds from the exercise of stock options, including related tax benefits	2,333	2,273
Increase in cash overdraft balance	1,656	3,832

Net cash used in financing activities	(111,775)	(34,077)

Effect of exchange rate changes on cash	(2)	(6)

Net change in cash and equivalents	(100,176)	8,802
Cash and equivalents at beginning of year	113,265	113,233

Cash and equivalents at end of period	$13,089	$122,035

Supplemental Disclosure Of Operating Cash Flows:
Cash paid during the period for income taxes	$25,415	$22,105

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)
Note 1 — Summary of Significant Accounting Policies
   Basis of Presentation
     The interim consolidated financial statements are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended June 30, 2005. Unless otherwise noted, references to “year” pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2005 refers to fiscal 2005, which is the period from July 1, 2004 to June 30, 2005.
   Reclassifications
     Certain prior-year amounts have been reclassified to conform with the current-year presentation.
     We reclassified our investments in auction rate securities and variable rate demand obligations from cash and equivalents to short-term investments for the prior-year period ended December 31, 2004. This balance sheet reclassification resulted in the increase in short-term investments of $82.6 million with a corresponding decrease in cash and equivalents. This reclassification also resulted in the net short-term investment activity being reclassified from the change in cash to a gross presentation in investing activities on the Consolidated Statement of Cash Flows.
   Liquidation of LIFO Inventory Layers
     During the six months ended December 31, 2005 and the three and six months ended December 31, 2004, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. There was no impact for the three months ended December 31, 2005, and the effect of the liquidation for the six months ended December 31, 2005 was insignificant. The effect of the liquidation for the three and six months ended December 31, 2004 was an increase in pretax income of approximately $0.3 million and $0.6 million, or less than $.01 per share and approximately $.01 per share after taxes, respectively.
   Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at December 31, 2005 were $2.9 million. These purchases, less the June 30, 2005 amount of $2.3 million, have been excluded from the property additions in the Consolidated Statement of Cash Flows. Prior-year amounts were not material.
   Stock-Based Employee Compensation Plans
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. SFAS 123R was effective July 1, 2005, and we adopted SFAS 123R using the modified prospective method in the quarter ended September 30, 2005. At the date of adoption, we had both vested and unvested options outstanding under our 1995 Key Employee Stock Option Plan (the “1995 Plan”), a stock-based compensation plan. See a complete discussion of the impact of the adoption of SFAS 123R in Note 7.
     Under the modified prospective method, we have not restated any balance sheet or income statement items for any prior periods. Had compensation cost for the 1995 Plan been determined based on the fair value at the grant dates for awards under the 1995 Plan consistent with the method of SFAS No. 123, our net

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
income and earnings per share would have been reduced to the pro forma amounts indicated below for the three and six months ended December 31, 2004:

	Three Months Ended	Six Months Ended
	December 31	December 31
	2004	2004
Net income as reported	$38,119	$56,497
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(32)	(64)

Pro forma net income	$38,087	$56,433

Net income per common share — basic as reported and pro forma	$1.09	$1.60
Net income per common share — diluted as reported and pro forma	$1.08	$1.60
   Significant Accounting Policies
     There were no changes to our Significant Accounting Policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005, except for the adoption of SFAS 123R as of July 1, 2005.
Note 2 — Short-Term Investments
     At December 31 and June 30, 2005, we held $65.0 million and $71.3 million, respectively, of short-term investments, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities.
     Our December 31 and June 30 short-term investments by contractual maturity are as follows:

	December 31	June 30
	2005	2005
Due within one year	$380	$3,300
Due between one and five years	600	1,580
Due after ten years	63,985	66,435

Total short-term investments	$64,965	$71,315

     We had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.
Note 3 — Impact of Recently Issued Accounting Standards
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to have a material impact on our financial position or results of operations.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
Note 4 — Goodwill and Other Intangible Assets
     Goodwill attributable to the Specialty Foods and Automotive segments was $78.2 million and $1.0 million, respectively, at December 31 and June 30, 2005.
     The following table summarizes our segment identifiable other intangible assets as of December 31 and June 30, 2005:

	December 31	June 30
	2005	2005
Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(135)	(131)

Net Carrying Value	$235	$239

Customer Lists (12-year life)
Gross carrying value	$4,100	$4,100
Accumulated amortization	(683)	(513)

Net Carrying Value	$3,417	$3,587

Non-compete Agreements (8-year life)
Gross carrying value	$1,200	$1,200
Accumulated amortization	(300)	(225)

Net Carrying Value	$900	$975

Glassware and Candles — Customer Lists (12-year life)
Gross carrying value	$250	$250
Accumulated amortization	(125)	(114)

Net Carrying Value	$125	$136

Total Net Carrying Value	$4,677	$4,937

     Amortization expense relating to these assets was approximately $0.1 million and $0.3 million for the three and six months ended December 31, 2005 and 2004. Total annual amortization expense is estimated to be approximately $0.5 million for each of the next five years.
Note 5 — Pension Benefits
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
     The following table discloses net periodic benefit cost for our pension plans:

	Three Months		Six Months
	Ended		Ended
	December 31		December 31
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$188	$139	$376	$277
Interest cost	635	632	1,270	1,265
Expected return on plan assets	(723)	(694)	(1,446)	(1,388)
Amortization of unrecognized net loss	177	103	354	205
Amortization of prior service cost	58	58	117	117
Amortization of unrecognized net obligation existing at transition	9	9	18	18

Net periodic benefit cost	$344	$247	$689	$494

     For the three and six months ended December 31, 2005, we made less than $0.1 million and approximately $0.1 million in contributions to our pension plans, respectively. We expect to make approximately $2.7 million more in contributions to our pension plans during the remainder of this year.
Note 6 — Postretirement Benefits
     We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
     The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months		Six Months
	Ended		Ended
	December 31		December 31
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$43	$34	$87	$68
Interest cost	86	81	173	162
Amortization of unrecognized net loss	36	18	72	37
Amortization of prior service asset	(1)	(2)	(3)	(4)

Net periodic benefit cost	$164	$131	$329	$263

     For the three and six months ended December 31, 2005, we made less than $0.1 million and approximately $0.1 million in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.2 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of this fiscal year.
Note 7 — Stock Options
     As approved by our shareholders in November 1995, the terms of the 1995 Key Employee Stock Option Plan reserved 3,000,000 common shares for issuance to key employees. All options granted under the 1995 Plan were exercisable at prices not less than fair market value as of the date of grant. This 1995 Plan expired in August 2005. In general, options granted under the 1995 Plan vested immediately and had a maximum term of five years.
     Our shareholders approved the adoption of a new equity compensation plan, the Lancaster Colony Corporation 2005 Stock Plan, at our 2005 Annual Meeting of Shareholders, which was held on November 21, 2005. This new plan reserved 2,000,000 common shares for issuance to key employees, and

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
all options that will be granted under the plan will be exercisable at prices not less than fair market value as of the date of the grant.
     Our policy is to issue shares upon option exercise from new shares that had been previously authorized.
     There were no grants of options in the six months ending December 31, 2005 and 2004 under either plan.
     Under SFAS 123R, we calculate fair value of option grants using the Black-Scholes option-pricing model. Assumptions used in the model for the prior-year grants are described in our Annual Report on Form 10-K for the year ended June 30, 2005. Total compensation cost related to share-based payment arrangements for the three and six months ended December 31, 2005 was approximately $0.1 million and $0.3 million, respectively. These amounts were reflected in Selling, General and Administrative Expenses and have been allocated to each segment appropriately. There was no tax benefit recorded for this compensation cost because it relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     During the three and six months ended December 31, 2005, we received less than $0.1 million and approximately $2.2 million, respectively, in cash from the exercise of stock options. The aggregate intrinsic value of the second quarter and year-to-date option exercises was less than $0.1 million and approximately $0.4 million, respectively. A related tax benefit of less than $0.1 million and $0.2 million was recorded in the three and six months ended December 31, 2005, respectively, and is included in the financing section of the Consolidated Statement of Cash Flows. This benefit resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefit includes less than $0.1 million of gross windfall tax benefits for both the quarter and year-to-date periods.
     The following summarizes the activity relating to stock options granted under the 1995 Plan mentioned above for the six months ended December 31, 2005:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	590,104	$38.77
Exercised	(58,972)	36.85
Granted	—	—
Forfeited	(3,500)	38.52

Outstanding at end of period	527,632	$38.99	3.18	$387

Exercisable at end of period	468,783	$38.81	3.10	$354

     The following summarizes the status of, and changes to, unvested options during the six months ended December 31, 2005:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested at beginning of period	58,849	$7.52
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested at end of period	58,849	$7.52

     At December 31, 2005, there was less than $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1995 Plan. This cost is expected to be recognized over a weighted-average period of 1.6 years.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
Note 8 — Restructuring and Impairment Charge
     In the fourth quarter of 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. During the year ended June 30, 2005, we recorded additional restructuring and impairment charges of $0.5 million ($0.3 million after taxes) for continuing costs incurred during that period. During the six months ended December 31, 2005, both the new costs incurred and the cash outlays made for the required upkeep of the facility were immaterial to the consolidated financial statements. The restructuring accrual is included in accounts payable and accrued liabilities at December 31, 2005. We expect that the remaining cash outlays for this plant closing will be immaterial.
Note 9 — Business Segment Information
     The following summary financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2005 consolidated financial statements:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2005	2004	2005	2004
Net Sales
Specialty Foods	$189,505	$177,075	$359,039	$337,684
Glassware and Candles	65,269	67,842	125,544	131,574
Automotive	57,803	52,432	113,909	109,575

Total	$312,577	$297,349	$598,492	$578,833

Operating Income
Specialty Foods	$31,574	$31,036	$57,418	$58,415
Glassware and Candles	3,417	3,684	5,620	4,763
Automotive	699	1,098	1,833	3,354
Corporate Expenses	(1,597)	(2,035)	(3,595)	(3,950)

Total	$34,093	$33,783	$61,276	$62,582

Note 10 — Commitments and Contingencies
     At December 31, 2005, we are a party to various claims and litigation matters which have arisen in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
     During the second quarter of 2006 and 2005, we received approximately $11.4 million and $26.2 million, respectively, from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). These amounts were recorded as other income. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of anti-dumping duties collected on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. Additionally, there is pending litigation to which we are not a party that challenges the constitutionality of CDSOA. Further, in February 2006, legislation has been enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. While CDSOA continues to be in effect in the United States at this time, uncertainties associated with this program leave us unable to predict the amounts, if any, we may be entitled to receive in the future.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
     Certain of our automotive accessory products carry explicit limited warranties that extend from twelve months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of December 31 and June 30, 2005 is immaterial to our financial condition, and the change in the accrual for the current quarter of 2006 is immaterial to our results of operations and cash flows.
Note 11 — Comprehensive Income
     Total comprehensive income for the three and six months ended December 31, 2005 was approximately $30.0 million and $48.3 million, respectively. Total comprehensive income for the three and six months ended December 31, 2004 was $38.1 million and $56.5 million, respectively. The December 31, 2005 and 2004 comprehensive income primarily consists of net income and foreign currency translation adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollars in thousands)
OVERVIEW
     We are a diversified manufacturer and marketer of consumer products including specialty foods for the retail and foodservice markets; glassware and candles for the retail, industrial, floral and foodservice markets; and automotive accessories for the original equipment market and aftermarket.
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three and six months ended December 31, 2005 and our financial condition as of December 31, 2005. Unless otherwise noted, references herein to “year” pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2005 refers to fiscal 2005, which is the period from July 1, 2004 to June 30, 2005. In the discussion that follows, we analyze the results of our operations for the three and six months ended December 31, 2005, including the trends in the overall business, followed by a discussion of our financial condition.
     On November 21, 2005, the Board of Directors voted to increase the regular quarterly cash dividend to $.26 per common share. They also approved a special cash dividend of $2.00 per common share. Both of these dividends were paid on December 30, 2005 to shareholders of record on December 9, 2005. The total cash payment was $76.2 million for both dividends.
     We received an $11.4 million distribution from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) in the second quarter of 2006, as compared to a $26.2 million distribution in the same period of 2005. These amounts were recorded as other income. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of anti-dumping duties collected on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. Additionally, there is pending litigation to which we are not a party that challenges the constitutionality of CDSOA. Further, in February 2006, legislation has been enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. While CDSOA continues to be in effect in the United States at this time, uncertainties associated with this program leave us unable to predict the amounts, if any, we may be entitled to receive in the future.
     On July 1, 2005, we sold our indirect subsidiary, Colony Printing & Labeling, for net proceeds of approximately $0.5 million. The loss recorded on the sale was approximately $0.2 million. Colony Printing & Labeling was part of our Glassware and Candles segment and was not deemed material for presentation as a discontinued operation.
     The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, all included elsewhere herein. The forward-looking statements in this section and other parts of this document involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption “Forward-Looking Statements.”
Forward-Looking Statements
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope,” or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments, and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including the strength of the economy, slower than anticipated sales growth, the extent of operational efficiencies achieved, the success of new product introductions, price and product competition, and increases in energy and raw materials costs. Management believes these forward-looking statements to be reasonable; however, undue reliance should not be placed on such statements that are based on current expectations. We undertake no obligation to publicly update such forward-looking statements. More detailed statements regarding significant events that could affect our financial results are included in our Annual Report on Form 10-K for the year ended June 30, 2005 filed with the Securities and Exchange Commission.
Summary of Results
     The following is an overview of our consolidated operating results for the three and six months ended December 31, 2005.
     Net sales for the second quarter ended December 31, 2005 increased 5% to $312.6 million from the prior-year second quarter total of $297.3 million. Gross margin increased 1% to $60.0 million from the prior-year second quarter total of $59.4 million. Net income for the current-year second quarter was $30.2 million, or $.89 per diluted share, compared to $38.1 million, or $1.08 per diluted share, in the comparable period of 2005.
     Year-to-date net sales for the period ended December 31, 2005 increased 3% to $598.5 million from the prior year-to-date total of $578.8 million. Gross margin decreased only slightly to $113.2 million from the prior year-to-date total of $113.4 million. Net income was $48.3 million, or $1.42 per diluted share, compared to $56.5 million, or $1.60 per diluted share, in the comparable period of 2005.
     Our second quarter and year-to-date results continue to reflect an environment of increased pricing pressures and higher nonfood material costs as well as higher freight and energy costs. While we are striving to implement selected price increases, to date, we have found our opportunities to increase prices to be limited and generally not sufficient to offset the impact of the higher costs. We are also working to otherwise mitigate the impact of these increased costs, including changing various manufacturing processes, but these efforts may also lag the adverse effect of the higher costs. We have been able to maintain a strong balance sheet with no debt throughout this period.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended				Six Months Ended
	December 31				December 31
	2005	2004	Change		2005	2004	Change
Net Sales
Specialty Foods	$189,505	$177,075	$12,430	7%	$359,039	$337,684	$21,355	6%
Glassware and Candles	65,269	67,842	(2,573)	(4)%	125,544	131,574	(6,030)	(5)%
Automotive	57,803	52,432	5,371	10%	113,909	109,575	4,334	4%

Total	$312,577	$297,349	$15,228	5%	$598,492	$578,833	$19,659	3%

Gross Margin	$59,954	$59,359	$595	1%	$113,195	$113,376	$(181)	0%

Gross Margin as a Percent of Sales	19.2%	20.0%			18.9%	19.6%

     Consolidated net sales for the most recent quarter increased 5%, reflecting 10% growth in sales of the Automotive segment and 7% growth in sales of the Specialty Foods segment, as partially offset by lower sales in the Glassware and Candles segment. Year-to-date consolidated net sales increased 3%, again on gains in the Specialty Foods and Automotive segments.
     For the quarter ended December 31, 2005, net sales of the Specialty Foods segment totaled $189.5 million, an increase of 7% over the prior-year total of $177.1 million. The segment’s increased sales reflected solid growth in our retail product lines, particularly produce dressings, and frozen breads and rolls. Growth in these retail product lines also contributed to year-to-date Specialty Foods segment net sales of $359.0 million, increasing by 6% over the prior-year total of $337.7 million.
     Net sales of the Glassware and Candles segment for the second quarter ended December 31, 2005 totaled $65.3 million, a 4% decline from the prior-year quarter total of $67.8 million. This decrease was attributable to lower glass sales, reflecting generally soft market demand. Glassware and Candles net sales year-to-date totaled $125.5 million, which represented a 5% decline from the prior year-to-date amount of $131.6 million. In addition to lower glass sales, this decrease was also influenced by a reduction in the sales of candles resulting from competitive market conditions and lower sales to dollar stores.
     Automotive segment net sales for the second quarter ended December 31, 2005 totaled $57.8 million, a 10% increase from the prior-year second quarter total of $52.4 million. Improved sales of aluminum truck accessories more than offset the declining sales of automotive floor mats. Shipments of aluminum tube steps for a large, new original equipment manufacturer (“OEM”) program began in the current-year first quarter and have ramped up in the second quarter. Floor mat sales continue to be adversely affected by certain OEM programs that ended in the first half of 2005. Year-to-date net sales for the Automotive segment reached $113.9 million, a 4% increase over the prior-year total of $109.6 million.
     As a percentage of sales, our consolidated gross margin for the three and six months ended December 31, 2005 totaled 19.2% and 18.9%, respectively, reflecting declines of 0.8% and 0.7% from the prior-year comparative periods. Despite the benefits of the segment’s higher sales volumes and improved efficiencies at our frozen food operations, Specialty Foods’ margins decreased slightly in the quarter, reflecting factors such as higher freight and energy costs. The year-to-date margins reflected a similar decline.
     Gross margins in the Glassware and Candles segment declined in the quarter and six months ended December 31, 2005 due to higher energy and raw material costs. Current-year results have also been adversely affected by a planned idling of substantially all production at our Sapulpa, Oklahoma glassware manufacturing facility that occurred in the last half of December 2005. This idling is currently anticipated to be extended into at least early March 2006 and is intended to better balance existing inventory levels with anticipated demand. However, margins for the year have otherwise benefited from generally more favorable levels of overhead absorption on higher production volumes, as well as better production efficiencies at our Oklahoma facility. The effect of liquidations of LIFO inventory was insignificant for the six-month period ended December 31, 2005 compared to $0.3 million and $0.6 million of income for the three and six months ended December 31, 2004. Wax and energy costs are expected to remain above historical levels and, combined with the impact of expected reductions in both candle and glassware manufacturing production, are likely to adversely affect comparative segment margins over the remainder of 2006.
     Within our Automotive segment, higher material costs for aluminum and petroleum-related materials contributed to the lower segment gross margins present during the current-year quarter and year-to-date periods. Affecting year-to-date segment margins were start-up costs associated with the new OEM program involving aluminum tube steps. Second-quarter margins in 2006 were adversely affected by lower floor mat production causing less favorable levels of overhead absorption. Further, second quarter margins in the current year were inclusive of a gain of approximately $0.8 million that resulted from the sale of idle real estate.
Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	December 31				December 31
	2005	2004	Change		2005	2004	Change
Selling, General and Administrative Expenses	$25,842	$25,531	$311	1%	$51,876	$50,307	$1,569	3%

SG&A Expenses as a Percent of Sales	8.3%	8.6%			8.7%	8.7%

     Consolidated selling, general and administrative costs of $25.8 million and $51.9 million for the three and six months ended December 31, 2005 increased by 1% and 3%, respectively, from the $25.5 million and $50.3 million incurred for the three and six months ended December 31, 2004. As a percentage of sales, these costs were slightly lower for the quarter, but comparable to the prior year-to-date period.

Restructuring and Impairment Charge
     In the fourth quarter of 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. During the year ended June 30, 2005, we recorded additional restructuring and impairment charges of $0.5 million ($0.3 million after taxes) for continuing costs incurred during that period. During the six months ended December 31, 2005, both the new costs incurred and the cash outlays made for the required upkeep of the facility were immaterial to the consolidated financial statements. The restructuring accrual is included in accounts payable and accrued liabilities at December 31, 2005. We expect that the remaining cash outlays for this plant closing will be immaterial.
Operating Income
     The foregoing factors contributed to consolidated operating income totaling $34.1 million and $61.3 million for the three and six months ended December 31, 2005. These amounts represent an increase of 1% from the prior-year quarter and a decrease of 2% from prior year-to-date. By segment, our operating income can be summarized as follows:

	Three Months Ended				Six Months Ended
	December 31				December 31
	2005	2004	Change		2005	2004	Change
Operating Income
Specialty Foods	$31,574	$31,036	$538	2%	$57,418	$58,415	$(997)	(2)%
Glassware and Candles	3,417	3,684	(267)	(7)%	5,620	4,763	857	18%
Automotive	699	1,098	(399)	(36)%	1,833	3,354	(1,521)	(45)%
Corporate Expenses	(1,597)	(2,035)	438	(22)%	(3,595)	(3,950)	355	(9)%

Total	$34,093	$33,783	$310	1%	$61,276	$62,582	$(1,306)	(2)%

Operating Income as a Percent of Sales
Specialty Foods	16.7%	17.5%			16.0%	17.3%
Glassware and Candles	5.2%	5.4%			4.5%	3.6%
Automotive	1.2%	2.1%			1.6%	3.1%
Consolidated	10.9%	11.4%			10.2%	10.8%
Other Income — Continued Dumping and Subsidy Offset Act
     The three and six months ended December 31, 2005 included other income of $11.4 million from a distribution under CDSOA. In the three and six months ended December 31, 2004, we recorded a $26.2 million distribution from CDSOA. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. See further discussion at Note 10 to the consolidated financial statements.
Interest Income and Other — Net
     The quarter and year-to-date periods ended December 31, 2005 included interest income and other of $1.3 million and $2.6 million, respectively, as compared to $0.8 million and $1.5 million in corresponding periods of the prior year. The increase was primarily due to higher interest income, as interest rates on our cash equivalents and short-term investments have been higher than in the prior year.
Income Before Income Taxes
     As impacted by the factors discussed above, income before income taxes for the year-to-date period ended December 31, 2005 decreased by $15.0 million to $75.3 million from the prior-year total of $90.3 million. Our effective tax rate decreased from the prior-year rate of 37.4% to 35.9% year-to-date due to the changes in state tax laws within Ohio, increased deduction for dividends paid to the ESOP Plan due to the $2.00 per share special dividend paid in December 2005, and the new federal production deduction created by the American Jobs Creation Act. The effective tax rate for the second quarter of 2006 reflects an adjustment of the effective rate for the special dividend not authorized by the Board of Directors until November 2005. We anticipate the full-year effective tax rate to be approximately 36%.
Net Income
     Second quarter net income of $30.2 million decreased from the preceding year’s net income for the quarter of $38.1 million, as significantly influenced by the lower CDSOA disbursement and the other factors noted above. Similarly, year-to-date net income of $48.3 million decreased from the prior year-to-date total of $56.5 million. Net income per share for the second quarter of 2006, as influenced by the extent of share repurchases under our share repurchase program, totaled $.89 per basic and diluted share, as compared to $1.09 per basic share and $1.08 per diluted share recorded in the prior year. Year-to-date net income per share was $1.42 on a basic and diluted basis compared to $1.60 on a basic and diluted basis for the prior-year period.
FINANCIAL CONDITION
     For the six months ended December 31, 2005, net cash provided by operating activities totaled $39.5 million, which compares to $74.5 million in the comparable prior-year period. This decrease results mainly from the relative change in accounts receivable, inventory, accounts payable and accrued liabilities, the decline in net income, as well as from comparative fluctuations in deferred income taxes and other noncash items. The increase in accounts receivable at December relative to the June 30 balance largely reflects seasonably higher levels of accounts receivable in the Glass and Candles segment as well as the relative strength of the second quarter’s sales, including that of December.
     Cash used in investing activities for the six months ended December 31, 2005 decreased to $27.9 million from the prior-year amount of $31.6 million due to the relative change in net short-term investment activity offset by an increase in capital expenditures. The increase in capital expenditures primarily reflects construction of a new salad dressing facility. Capital expenditures for 2006 could exceed $60 million, as influenced by increased construction activity on this facility.
     Cash used in financing activities for the six months ended December 31, 2005 of $111.8 million increased from the prior-year total of $34.1 million due primarily to increased dividend payments and increased share repurchases. Total dividends paid during the current year-to-date period increased approximately $67.8 million as compared to the prior-year period due to the payment of a special cash dividend of $2.00 per common share in the second quarter. The total payment for cash dividends year-to-date December 31, 2005 was $84.7 million. This amount includes the first and second quarter regular cash dividends of $.25 and $.26 per common share, respectively, and the second quarter special cash dividend of $2.00 per common share. At December 31, 2005, approximately 2,262,000 shares remain authorized for future buyback.
     We believe that internally generated funds, our existing aggregate balances in cash, cash equivalents and short-term investments, in addition to our currently available bank credit arrangements, should be adequate to meet our foreseeable cash requirements.
     We reclassified our investments in auction rate securities and variable rate demand obligations from cash and equivalents to short-term investments for the prior-year period ended December 31, 2004. This balance sheet reclassification resulted in the increase in short-term investments of $82.6 million with a corresponding decrease in cash and equivalents. This reclassification also resulted in the net short-term investment activity being reclassified from the change in cash to a gross presentation in investing activities on the Consolidated Statement of Cash Flows.
CONTRACTUAL OBLIGATIONS
     We have various contractual obligations, which are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of December 31, 2005 and future minimum lease payments for the use of property and equipment under operating lease agreements. In our Annual Report on Form 10-K for the year ended June 30, 2005, we disclosed our contractual obligations as of June 30, 2005. There have been no significant changes to the obligations disclosed therein.
CRITICAL ACCOUNTING POLICIES
     There have been no changes in critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to have a material impact on our financial position or results of operations.
     In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
RECENTLY ADOPTED ACCOUNTING STANDARDS
     Effective July 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method, which requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.
     Prior to SFAS 123R, our stock-based compensation plan was accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25. Under this guidance, because the exercise price of the stock options was at least equal to the market price of the underlying stock at the date of grant, no compensation expense was recognized in the financial statements.
     Under the modified prospective method, we have not restated any prior period balance sheet or income statement items. Pro forma disclosure for these periods can be seen in Note 1 to the consolidated financial statements.
     Total compensation cost related to share-based payment arrangements for the three and six months ended December 31, 2005 was approximately $0.1 million and $0.3 million, respectively. These amounts were reflected in Selling, General and Administrative Expenses and have been allocated to each segment appropriately. There was no tax benefit recorded for this compensation cost because it relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     At December 31, 2005, there was less than $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted-average period of 1.6 years.
     See Note 7 to the consolidated financial statements for further information.

Item 4.	Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     (c) In both August 2004 and May 2005, our Board of Directors approved share repurchase authorizations of 2,000,000 shares, of which approximately 2,262,000 shares remain authorized for future repurchases at December 31, 2005. In the second quarter, we made the following repurchases of our common stock:

			Total Number	Maximum Number
	Total	Average	of Shares	of Shares That May
	Number	Price	Purchased as	Yet be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plans or
Period	Purchased	Share	Announced Plans	Programs
October 1-31, 2005	155,226	$41.471	155,226	2,683,082
November 1-30, 2005	210,309	$39.110	210,309	2,472,773
December 1-31, 2005	210,327	$38.288	210,327	2,262,446
     These share repurchase authorizations do not have a stated expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders
     We held our 2005 Annual Meeting of the Shareholders on November 21, 2005. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Matters discussed or voted on at the annual meeting were the approval of a proposal to adopt the Lancaster Colony Corporation 2005 Stock Plan (“Stock Plan”) and the election of three incumbent directors. The Stock Plan was approved with a vote of 25,612,993 cast for approval, 2,350,078 against such approval and 4,168,540 abstaining. The directors, whose terms will expire in 2008, obtained the following votes:

	Shares		Shares
	Voted	Shares	Not
	“For”	“Withheld”	Voted
Robert L. Fox	32,000,164	131,447	2,041,728
John B. Gerlach, Jr.	31,907,726	223,885	2,041,728
Edward H. Jennings	31,907,933	223,678	2,041,728

Item 6.	Exhibits. See Index to Exhibits following Signatures.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation

(Registrant)

Date: February 9, 2006	By:	/s/	John B. Gerlach, Jr.

John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director

Date: February 9, 2006	By:	/s/	John L. Boylan

John L. Boylan
Treasurer, Vice President,
Assistant Secretary,
Chief Financial Officer
(Principal Financial
and Accounting Officer)
and Director

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2005
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith