Form 10-Q
period 2006-03-31
LANCASTER COLONY CORP
filed 2006-05-09
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 28, 2006, there were approximately 32,765,000 shares of Common Stock, no par value per share, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31	June 30
(Amounts in thousands, except share data)	2006	2005
	(Unaudited)
ASSETS

Current Assets:
Cash and equivalents	$11,435	$113,265
Short-term investments	41,090	71,315
Receivables (less allowance for doubtful accounts, March – $1,741 and June – $1,830)	107,023	100,351
Inventories:
Raw materials and supplies	44,799	47,097
Finished goods and work in process	111,574	117,268

Total inventories	156,373	164,365
Deferred income taxes and other current assets	35,481	25,109

Total current assets	351,402	474,405

Property, Plant and Equipment:
Land, buildings and improvements	136,533	121,290
Machinery and equipment	394,036	365,005

Total cost	530,569	486,295
Less accumulated depreciation	346,798	332,148

Property, plant and equipment – net	183,771	154,147

Other Assets:
Goodwill	79,219	79,219
Other intangible assets – net	4,546	4,937
Other noncurrent assets	18,819	18,570

Total	$637,757	$731,278

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$48,134	$51,014
Accrued liabilities	53,141	52,832

Total current liabilities	101,275	103,846

Other Noncurrent Liabilities	30,856	30,492

Deferred Income Taxes	6,982	9,214

Shareholders’ Equity:
Preferred stock – authorized 3,050,000 shares; outstanding – none
Common stock – authorized 75,000,000 shares; outstanding – March 31, 2006 – 32,861,474 shares; June 30, 2005 – 34,235,905 shares	77,962	73,801
Retained earnings	910,928	944,194
Accumulated other comprehensive loss	(10,900)	(10,905)

Total	977,990	1,007,090
Common stock in treasury, at cost	(479,346)	(419,364)

Total shareholders’ equity	498,644	587,726

Total	$637,757	$731,278

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2006	2005	2006	2005
Net Sales	$282,453	$276,822	$880,945	$855,655

Cost of Sales	240,406	225,522	725,703	690,979

Gross Margin	42,047	51,300	155,242	164,676

Selling, General and Administrative Expenses	23,932	25,080	75,808	75,387

Restructuring and Impairment Charge	575	1,621	618	2,108

Operating Income	17,540	24,599	78,816	87,181

Other Income (Expense):
Other Income – Continued Dumping and Subsidy Offset Act	—	—	11,376	26,226
Interest Income and Other – Net	779	1,105	3,428	2,565

Income Before Income Taxes	18,319	25,704	93,620	115,972

Taxes Based on Income	6,545	9,592	33,570	43,363

Net Income	$11,774	$16,112	$60,050	$72,609

Net Income Per Common Share:
Basic and Diluted	$.35	$.46	$1.78	$2.07

Cash Dividends Per Common Share	$.26	$.25	$2.77	$.73

Weighted Average Common Shares Outstanding:
Basic	33,214	34,742	33,757	35,060
Diluted	33,236	34,799	33,795	35,117
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31
(Amounts in thousands)	2006	2005
Cash Flows From Operating Activities:
Net income	$60,050	$72,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,445	25,093
Deferred income taxes and other noncash items	(450)	(95)
Restructuring and impairment charge	542	1,597
Gain on sale of property	(1,112)	(82)
Loss on sale of business	185	—
Payments to pension plans	(2,800)	(946)
Changes in operating assets and liabilities:
Receivables	(7,065)	(13,091)
Inventories	7,682	7,848
Other current assets	(11,455)	(2,068)
Accounts payable and accrued liabilities	(3,740)	(1,350)

Net cash provided by operating activities	66,282	89,515

Cash Flows From Investing Activities:
Payments on property additions	(50,588)	(13,271)
Proceeds from sale of property	1,493	610
Cash paid for acquisitions	—	(492)
Proceeds from sale of business	459	—
Purchases of short-term investments	(26,350)	(44,185)
Proceeds from short-term investment sales, calls, and maturities	56,575	46,350
Other – net	(863)	(5,045)

Net cash used in investing activities	(19,274)	(16,033)

Cash Flows From Financing Activities:
Payment of dividends	(93,316)	(25,495)
Purchase of treasury stock	(59,982)	(47,848)
Proceeds from the exercise of stock options, including related tax benefits	3,797	2,983
Increase in cash overdraft balance	658	2,627

Net cash used in financing activities	(148,843)	(67,733)

Effect of exchange rate changes on cash	5	(6)

Net change in cash and equivalents	(101,830)	5,743
Cash and equivalents at beginning of year	113,265	113,233

Cash and equivalents at end of period	$11,435	$118,976

Supplemental Disclosure Of Operating Cash Flows:
Cash paid during the period for income taxes	$43,483	$44,405

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)
Note 1 – Summary of Significant Accounting Policies
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
  Liquidation of LIFO Inventory Layers
     During the nine months ended March 31, 2006 and the three and nine months ended March 31, 2005, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. There was no impact for the three months ended March 31, 2006, and the effect of the liquidation for the nine months ended March 31, 2006 was insignificant. The effect of the liquidation for the three and nine months ended March 31, 2005 was an increase in pretax income of approximately $0.3 million and $0.9 million, or less than $.01 per share and approximately $.02 per share after taxes, respectively.
  Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at March 31, 2006 were $2.6 million. These purchases, less the June 30, 2005 amount of $2.3 million, have been excluded from the property additions in the Consolidated Statement of Cash Flows. Prior-year amounts were not material.
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
     Under the modified prospective method, we have not restated any balance sheet or income statement items for any prior periods. Had compensation cost for the 1995 Plan been determined based on the fair value at the grant dates for awards under the 1995 Plan consistent with the method of SFAS No. 123, our net

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except per share amounts)
income and earnings per share would have been reduced to the pro forma amounts indicated below for the three and nine months ended March 31, 2005:

	Three Months	Nine Months
	Ended	Ended
	March 31	March 31
	2005	2005
Net income as reported	$16,112	$72,609
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(2,008)	(2,072)

Pro forma net income	$14,104	$70,537

Net income per common share – basic and diluted as reported	$.46	$2.07
Net income per common share – basic and diluted pro forma	$.41	$2.01
  Significant Accounting Policies
     There were no changes to our Significant Accounting Policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005, except for the adoption of SFAS 123R as of July 1, 2005.
Note 2 – Short-Term Investments
     At March 31, 2006 and June 30, 2005, we held $41.1 million and $71.3 million, respectively, of short-term investments, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities.
     Our March 31, 2006 and June 30, 2005 short-term investments by contractual maturity are as follows:

	March 31	June 30
	2006	2005
Due within one year	$380	$3,300
Due between one and five years	200	1,580
Due after ten years	40,510	66,435

Total short-term investments	$41,090	$71,315

     We had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.
Note 3 – Impact of Recently Issued Accounting Standards
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to have a material impact on our financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except per share amounts)
principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
Note 4 – Goodwill and Other Intangible Assets
     Goodwill attributable to the Specialty Foods and Automotive segments was $78.2 million and $1.0 million, respectively, at March 31, 2006 and June 30, 2005.
     The following table summarizes our segment identifiable other intangible assets as of March 31, 2006 and June 30, 2005:

	March 31	June 30
	2006	2005
Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(137)	(131)

Net Carrying Value	$233	$239

Customer Lists (12-year life)
Gross carrying value	$4,100	$4,100
Accumulated amortization	(769)	(513)

Net Carrying Value	$3,331	$3,587

Non-compete Agreements (8-year life)
Gross carrying value	$1,200	$1,200
Accumulated amortization	(338)	(225)

Net Carrying Value	$862	$975

Glassware and Candles – Customer Lists (12-year life)
Gross carrying value	$250	$250
Accumulated amortization	(130)	(114)

Net Carrying Value	$120	$136

Total Net Carrying Value	$4,546	$4,937

     Amortization expense relating to these assets was approximately $0.1 million and $0.4 million for the three and nine months ended March 31, 2006 and 2005. Total annual amortization expense is estimated to be approximately $0.5 million for each of the next five years.
Note 5 – Pension Benefits
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except per share amounts)
     The following table discloses net periodic benefit cost for our pension plans:

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31
	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$188	$138	$564	$415
Interest cost	636	633	1,906	1,898
Expected return on plan assets	(724)	(693)	(2,170)	(2,081)
Amortization of unrecognized net loss	178	103	532	308
Amortization of prior service cost	59	58	176	175
Amortization of unrecognized net obligation existing at transition	8	8	26	26

Net periodic benefit cost	$345	$247	$1,034	$741

     For the three and nine months ended March 31, 2006, we made approximately $2.7 million and $2.8 million in contributions to our pension plans, respectively. We expect to make less than $0.1 million more in contributions to our pension plans during the remainder of this year.
Note 6 – Postretirement Benefits
     We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
     The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31
	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$44	$33	$131	$101
Interest cost	87	81	260	243
Amortization of unrecognized net loss	36	19	108	56
Amortization of prior service asset	(2)	(1)	(5)	(5)

Net periodic benefit cost	$165	$132	$494	$395

     For the three and nine months ended March 31, 2006, we made approximately $0.1 million and $0.2 million in contributions to our postretirement medical and life insurance benefit plans, respectively. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of this fiscal year.
Note 7 – Stock Options
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except per share amounts)
all options that will be granted under the plan will be exercisable at prices not less than fair market value as of the date of the grant.
     Our policy is to issue shares upon option exercise from new shares that had been previously authorized.
     There was a grant of options in the three and nine months ended March 31, 2005 under the 1995 Plan. We accounted for this grant under Accounting Principles Board Opinion No. 25. See pro forma disclosures in Note 1.
     There were no grants of options in the nine months ending March 31, 2006 under the 2005 Plan.
     Under SFAS 123R, we calculate fair value of option grants using the Black-Scholes option-pricing model. Assumptions used in the model for the prior-year grants are described in our Annual Report on Form 10-K for the year ended June 30, 2005. Total compensation cost related to share-based payment arrangements for the three and nine months ended March 31, 2006 was less than $0.1 million and approximately $0.4 million, respectively. These amounts were reflected in Selling, General and Administrative Expenses and have been allocated to each segment appropriately. There was no tax benefit recorded for this compensation cost because it relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     During the three and nine months ended March 31, 2006, we received approximately $1.3 million and $3.5 million, respectively, in cash from the exercise of stock options. The aggregate intrinsic value of the third quarter and year-to-date option exercises was approximately $0.5 million and $1.0 million, respectively. A related tax benefit of $0.2 million and $0.3 million was recorded in the three and nine months ended March 31, 2006, respectively, and is included in the financing section of the Consolidated Statement of Cash Flows. This benefit resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefit includes $0.1 million of gross windfall tax benefits for both the quarter and year-to-date periods.
     The following summarizes the activity relating to stock options granted under the 1995 Plan mentioned above for the nine months ended March 31, 2006:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	590,104	$38.77
Exercised	(102,272)	33.81
Granted	—	—
Forfeited	(13,100)	35.68

Outstanding at end of period	474,732	$39.93	3.23	$984

Exercisable at end of period	458,417	$39.90	3.21	$965

     The following summarizes the status of, and changes to, unvested options during the nine months ended March 31, 2006:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested at beginning of period	58,849	$7.52
Granted	—	—
Vested	(42,534)	7.21
Forfeited	—	—

Unvested at end of period	16,315	$7.82

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except per share amounts)
     At March 31, 2006, there was less than $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1995 Plan. This cost is expected to be recognized over a weighted-average period of 1.4 years.
Note 8 — Restructuring and Impairment Charge
     In the quarter ended March 31, 2006, we recorded a noncash impairment charge of $0.6 million ($0.4 million after taxes) related to certain automotive manufacturing equipment. This impairment occurred due to the idling of the equipment, which was used for a specific product that is no longer being produced.
     In the quarter ended March 31, 2005, we recorded a noncash impairment charge of $1.6 million ($1.0 million after taxes) related to certain equipment in two of our business segments. Approximately $0.9 million of the charge related to the impairment of glassware manufacturing equipment in our Glassware and Candles segment. Approximately $0.7 million of the charge related to the impairment of certain idle manufacturing equipment in our Automotive segment. These impairments occurred due to inefficient production and a slowdown in demand for certain products associated with this equipment. We determined that an impairment existed based on a comparison of the sum of the related, estimated undiscounted future cash flows with the assets’ carrying amounts. We then compared the assets’ carrying amounts to their estimated fair value to determine the amount of impairment to be recorded utilizing market prices of similar equipment as applicable.
     In the fourth quarter of 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. During the year ended June 30, 2005, we recorded additional restructuring and impairment charges of $0.5 million ($0.3 million after taxes) for continuing costs incurred during that period. During the nine months ended March 31, 2006, both the new costs incurred and the cash outlays made for the required upkeep of the facility were immaterial to the consolidated financial statements. The restructuring accrual is included in accounts payable and accrued liabilities at March 31, 2006. We expect that the remaining cash outlays for this plant closing will be immaterial.
Note 9 — Business Segment Information
     The following summary financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2005 consolidated financial statements:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2006	2005	2006	2005
Net Sales
Specialty Foods	$168,233	$163,709	$527,272	$501,393
Glassware and Candles	48,457	55,774	174,001	187,348
Automotive	65,763	57,339	179,672	166,914

Total	$282,453	$276,822	$880,945	$855,655

Operating Income
Specialty Foods	$22,102	$24,371	$79,520	$82,786
Glassware and Candles	(2,586)	1,555	3,034	6,318
Automotive	(89)	232	1,744	3,586
Corporate Expenses	(1,887)	(1,559)	(5,482)	(5,509)

Total	$17,540	$24,599	$78,816	$87,181

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except per share amounts)
Note 10 – Commitments and Contingencies
     At March 31, 2006, we are a party to various claims and litigation matters which have arisen in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
     During the second quarter of 2006 and 2005, we received approximately $11.4 million and $26.2 million, respectively, from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). These amounts were recorded as other income. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of anti-dumping duties collected on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. Additionally, there is pending litigation to which we are not a party that challenges the constitutionality of CDSOA. Further, in February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. While CDSOA continues to be in effect in the United States at this time, uncertainties associated with this program leave us unable to predict the amounts, if any, we may be entitled to receive in the future.
     Certain of our automotive accessory products carry explicit limited warranties that extend from twelve months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of March 31, 2006 and June 30, 2005 is immaterial to our financial condition, and the change in the accrual for the current quarter of 2006 is immaterial to our results of operations and cash flows.
Note 11 – Comprehensive Income
     Total comprehensive income for the three and nine months ended March 31, 2006 was approximately $11.8 million and $60.1 million, respectively. Total comprehensive income for the three and nine months ended March 31, 2005 was $16.1 million and $72.6 million, respectively. The March 31, 2006 and 2005 comprehensive income primarily consists of net income and foreign currency translation adjustments.

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
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three and nine months ended March 31, 2006 and our financial condition as of March 31, 2006. Unless otherwise noted, references herein to “year” pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2005 refers to fiscal 2005, which is the period from July 1, 2004 to June 30, 2005. In the discussion that follows, we analyze the results of our operations for the three and nine months ended March 31, 2006, including the trends in the overall business, followed by a discussion of our financial condition.
     In our press release, dated April 28, 2006, we announced that we are exploring strategic alternatives, including potential divestitures, among our nonfood operations. This process is ongoing with the assistance of outside financial advisors, but there is no assurance that any specific transaction will result nor as to any terms or timing thereof. We do not expect to provide updates on this process except as necessary to meet regulatory disclosure requirements.
     Throughout most of the quarter ended March 31, 2006, our Oklahoma glassware facility had a planned temporary idling of most production activities that resulted in over $3 million of unabsorbed pretax costs being incurred. While this idling had a significant impact on the Glassware and Candles segment’s financial results for the quarter, we were able to significantly reduce our glassware inventories as a result.
     In the quarter ended March 31, 2006, we recorded a noncash impairment charge of $0.6 million ($0.4 million after taxes) related to certain automotive manufacturing equipment. This impairment occurred due to the idling of the equipment, which was used for a specific product that is no longer being produced.
     On November 21, 2005, the Board of Directors voted to increase the regular quarterly cash dividend to $.26 per common share from the first quarter dividend of $.25 per common share paid on September 30, 2005. The Board also approved a special cash dividend of $2.00 per common share. Both of these dividends were paid on December 30, 2005. The total cash payment was $76.2 million for both dividends. Additionally, the Board of Directors approved a regular quarterly cash dividend of $.26 per common share for shareholders of record on March 10, 2006. This dividend was paid on March 31, 2006. Total dividends paid year-to-date were $93.3 million.
     We received an $11.4 million distribution from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) in the second quarter of 2006, as compared to a $26.2 million distribution in the same period of 2005. These amounts were recorded as other income. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of anti-dumping duties collected on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. Additionally, there is pending litigation to which we are not a party that challenges the constitutionality of CDSOA. Further, in February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. While CDSOA continues to be in effect in the United States at this time, uncertainties associated with this program leave us unable to predict the amounts, if any, we may be entitled to receive in the future.
     On July 1, 2005, we sold our indirect subsidiary, Colony Printing & Labeling, for net proceeds of approximately $0.5 million. The loss recorded on the sale was approximately $0.2 million. Colony Printing

& Labeling was part of our Glassware and Candles segment and was not deemed material for presentation as a discontinued operation.
     In the quarter ended March 31, 2005, we recorded a noncash impairment charge of $1.6 million ($1.0 million after taxes) related to certain equipment in two of our business segments. Approximately $0.9 million of the charge related to the impairment of glassware manufacturing equipment in our Glassware and Candles segment. Approximately $0.7 million of the charge related to the impairment of certain idle manufacturing equipment in our Automotive segment. These impairments occurred due to inefficient production and a slowdown in demand for certain products associated with this equipment.
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
  Forward-Looking Statements
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope,” or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments, and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including the strength of the economy, slower than anticipated sales growth, the extent of operational efficiencies achieved, the success of new product introductions, price and product competition, and increases in energy and raw materials costs. Management believes these forward-looking statements to be reasonable; however, undue reliance should not be placed on such statements that are based on current expectations. We undertake no obligation to publicly update such forward-looking statements. Specific influences relating to forward-looking statements are numerous, including the uncertainty regarding the effect or outcome of our decision to explore strategic alternatives among our nonfood operations. More detailed statements regarding other significant events that could affect our financial results are included in our Annual Report on Form 10-K for the year ended June 30, 2005 filed with the Securities and Exchange Commission.
  Summary of Results
     The following is an overview of our consolidated operating results for the three and nine months ended March 31, 2006.
     Net sales for the third quarter ended March 31, 2006 increased 2% to $282.5 million from the prior-year third-quarter total of $276.8 million. This increase in sales was driven by increases in sales in the Specialty Foods and Automotive segments. Gross margin decreased 18% to $42.0 million from the prior-year third-quarter total of $51.3 million as influenced by factors such as higher freight, energy and promotional costs in the Specialty Foods segment, substantially higher raw material costs in the Automotive segment and costs incurred from the temporary idling of most production activities at our Sapulpa, Oklahoma glassware manufacturing facility in the Glassware and Candles segment. Net income for the current-year third quarter was $11.8 million, or $.35 per diluted share, compared to $16.1 million, or $.46 per diluted share, in the comparable period of 2005.
     Year-to-date net sales for the period ended March 31, 2006 increased 3% to $880.9 million from the prior year-to-date total of $855.7 million. Gross margin decreased to $155.2 million from the prior year-to-date total of $164.7 million. Net income was $60.1 million, or $1.78 per diluted share, compared to $72.6 million, or $2.07 per diluted share, in the comparable period of 2005.

     Our third-quarter and year-to-date results continue to reflect competitive pressures on pricing and promotion, as well as higher costs for freight, many nonfood raw materials and energy. While we have been able to implement a limited number of price increases, we are striving to implement additional selected price increases to reduce the impact of these higher costs. We are also working to otherwise mitigate the impact of these increased costs, including changing various manufacturing processes, but these efforts may lag the adverse effect of the higher costs. We have been able to maintain a strong balance sheet with no debt throughout this period.
RESULTS OF CONSOLIDATED OPERATIONS
  Net Sales and Gross Margin

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2006	2005	Change		2006	2005	Change
Net Sales
Specialty Foods	$168,233	$163,709	$4,524	3%	$527,272	$501,393	$25,879	5%
Glassware and Candles	48,457	55,774	(7,317)	(13)%	174,001	187,348	(13,347)	(7)%
Automotive	65,763	57,339	8,424	15%	179,672	166,914	12,758	8%

Total	$282,453	$276,822	$5,631	2%	$880,945	$855,655	$25,290	3%

Gross Margin	$42,047	$51,300	$(9,253)	(18)%	$155,242	$164,676	$(9,434)	(6)%

Gross Margin as a Percent of Sales	14.9%	18.5%			17.6%	19.2%

     Consolidated net sales for the most recent quarter increased 2%, reflecting 15% growth in sales of the Automotive segment and 3% growth in sales of the Specialty Foods segment, as partially offset by lower sales in the Glassware and Candles segment. Year-to-date consolidated net sales increased 3%, again on gains in the Specialty Foods and Automotive segments.
     For the quarter ended March 31, 2006, net sales of the Specialty Foods segment totaled $168.2 million, an increase of 3% over the prior-year total of $163.7 million. The segment’s increased sales reflected internal growth, particularly in refrigerated dressings and frozen breads and rolls, and occurred despite Easter falling later this year than in the prior year. Most of this growth was volume-driven, although a limited level of increased pricing on retail product was implemented that also contributed to the quarter’s improved sales. Similar to the quarter, growth in retail lines led to year-to-date Specialty Foods segment net sales of $527.3 million increasing by 5% over the prior-year total of $501.4 million.
     Net sales of the Glassware and Candles segment for the third quarter ended March 31, 2006 totaled $48.5 million, a 13% decline from the prior-year quarter total of $55.8 million. This decrease was attributable to lower candle sales, as somewhat offset by a modest increase in glass sales, especially floral. Glassware and Candles net sales year-to-date totaled $174.0 million, which represented a 7% decline from the prior year-to-date amount of $187.3 million. This decline primarily reflected lower candle sales resulting from generally soft market demand, competitive market conditions and lower sales to dollar stores.
     Automotive segment net sales for the third quarter ended March 31, 2006 totaled $65.8 million, a 15% increase from the prior-year third quarter total of $57.3 million. Improved sales of aluminum accessories continued to drive the growth in this segment. This growth was primarily due to a large, new original equipment manufacturer (“OEM”) program involving aluminum tube steps that began in the current-year first quarter. Year-to-date net sales for the Automotive segment reached $179.7 million, an 8% increase over the prior-year total of $166.9 million.
     As a percentage of sales, our consolidated gross margin for the three and nine months ended March 31, 2006 was 14.9% and 17.6%, respectively, down from the 18.5% and 19.2% achieved in the prior-year comparative periods.
     In the Specialty Foods segment, gross margin percentages declined for both the quarter and year-to-date periods. The benefits from the higher sales volumes and relatively stable ingredient costs were more than offset by higher freight, energy and, in the most recent quarter, trade promotion costs. Freight costs are anticipated to remain at comparatively high levels through at least the end of 2006.
     Gross margin percentages in the Glassware and Candles segment for the quarter ended March 31, 2006 declined significantly from the prior-year period, as adversely affected by the planned temporary idling of most production activities during the quarter at our Sapulpa, Oklahoma glassware manufacturing facility. Production resumed in mid-March but was not fully under way until month-end. This idling was implemented to better balance existing inventory levels with anticipated demand. Year-to-date gross margins also declined, as compared to the prior-year period. In addition to the impact of the planned idling, lower candle production levels and a trend of progressively higher wax costs have also negatively impacted gross margins. However, prior to the idling, margins for the year had otherwise benefited from better production efficiencies at our Oklahoma facility. The effect of liquidations of LIFO inventory was insignificant for the nine-month period ended March 31, 2006 compared to $0.3 million and $0.9 million of income for the three and nine months ended March 31, 2005, respectively. Persistently higher wax and energy costs are expected to continue into the fourth quarter, and the segment will likely experience seasonally low fourth-quarter sales.
     Within our Automotive segment, gross margin percentages for the quarter declined due to several factors, including the extent of continuing higher raw material costs, such as for aluminum, resins and carpet. Also affecting margins of floor mats within the quarter were inefficiencies associated with new product launches, lower production levels of rubber floor mats and a less favorable sales mix. Year-to-date segment gross margin percentages also declined, as compared to the prior year, due to the higher raw material costs and start-up costs associated with the new OEM program involving aluminum tube steps. Year-to-date results are inclusive of a gain of approximately $0.8 million that resulted from the sale of idle real estate.
  Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2006	2005	Change		2006	2005	Change
Selling, General and Administrative Expenses	$23,932	$25,080	$(1,148)	(5)%	$75,808	$75,387	$421	1%

SG&A Expenses as a Percent of Sales	8.5%	9.1%			8.6%	8.8%

     Consolidated selling, general and administrative costs of $23.9 million and $75.8 million for the three and nine months ended March 31, 2006 decreased by 5% and were essentially flat, respectively, from the $25.1 million and $75.4 million incurred for the three and nine months ended March 31, 2005. As a percentage of sales, these costs were lower for the current-year quarter and year-to-date periods. The third-quarter reduction was largely influenced by a year-over-year reduction in provision for bad debts, reflecting the current year experiencing both fewer credit issues and greater recoveries on prior-year write-offs.
   Restructuring and Impairment Charge
     In the quarter ended March 31, 2006, we recorded a noncash impairment charge of $0.6 million ($0.4 million after taxes) related to certain automotive manufacturing equipment. This impairment occurred due to the idling of the equipment, which was used for a specific product that is no longer being produced.
     In the quarter ended March 31, 2005, we recorded a noncash impairment charge of $1.6 million ($1.0 million after taxes) related to certain equipment in two of our business segments. Approximately $0.9 million of the charge related to the impairment of glassware manufacturing equipment in our Glassware and Candles segment. Approximately $0.7 million of the charge related to the impairment of certain idle manufacturing equipment in our Automotive segment. These impairments occurred due to inefficient production and a slowdown in demand for certain products associated with this equipment.
     In the fourth quarter of 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. During the year ended June 30, 2005, we recorded additional restructuring and impairment charges of $0.5 million ($0.3 million after taxes) for continuing costs incurred during that period. During the nine months ended March 31, 2006, both the new costs incurred and the cash outlays made for the required upkeep of the facility were immaterial to the consolidated financial statements. The restructuring accrual is included in accounts payable and accrued liabilities at March 31, 2006. We expect that the remaining cash outlays for this plant closing will be immaterial.
  Operating Income
     The foregoing factors contributed to consolidated operating income totaling $17.5 million and $78.8 million for the three and nine months ended March 31, 2006. These amounts represent a decrease of 29% from the results of the prior-year quarter and 10% from that of the prior year-to-date period. By segment, our operating income can be summarized as follows:

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2006	2005	Change		2006	2005	Change
Operating Income
Specialty Foods	$22,102	$24,371	$(2,269)	(9)%	$79,520	$82,786	$(3,266)	(4)%
Glassware and Candles	(2,586)	1,555	(4,141)	(266)%	3,034	6,318	(3,284)	(52)%
Automotive	(89)	232	(321)	(138)%	1,744	3,586	(1,842)	(51)%
Corporate Expenses	(1,887)	(1,559)	(328)	(21)%	(5,482)	(5,509)	27	—%

Total	$17,540	$24,599	$(7,059)	(29)%	$78,816	$87,181	$(8,365)	(10)%

Operating Income as a Percent of Sales
Specialty Foods	13.1%	14.9%			15.1%	16.5%
Glassware and Candles	(5.3)%	2.8%			1.7%	3.4%
Automotive	(0.1)%	0.4%			1.0%	2.1%
Consolidated	6.2%	8.9%			8.9%	10.2%
  Other Income – Continued Dumping and Subsidy Offset Act
     The nine months ended March 31, 2006 included other income of $11.4 million from a distribution under CDSOA. In the nine months ended March 31, 2005, we recorded a $26.2 million distribution from CDSOA. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. See further discussion at Note 10 to the consolidated financial statements.
  Interest Income and Other – Net
     The quarter and year-to-date periods ended March 31, 2006 included interest income and other of $0.8 million and $3.4 million, respectively, as compared to $1.1 million and $2.6 million in corresponding periods of the prior year. The quarter-over-quarter decrease was primarily due to lower interest income, despite higher interest rates, as cash, cash equivalents, and short-term investments decreased significantly in the most recent quarter due to the extent of the current year’s capital expenditures, dividend payments and treasury share repurchases. Interest income was higher in the current year-to-date period due to increased interest rates on our cash, cash equivalents and short-term investments.
  Income Before Income Taxes
     As impacted by the factors discussed above, income before income taxes for the year-to-date period ended March 31, 2006 decreased by $22.4 million to $93.6 million from the prior-year total of $116.0 million. Our effective tax rate decreased from the prior-year rate of 37.4% to 35.9% year-to-date due to changes in state tax laws within Ohio, an increased deduction for dividends paid to the ESOP Plan due to the $2.00 per share special dividend paid in December 2005, and the new federal production deduction created by the American Jobs Creation Act. The effective tax rates for the second and third quarters of 2006 reflect adjustments of the effective rate for the special dividend not authorized by the Board of Directors until November 2005. We anticipate the full-year effective tax rate to remain at approximately 36%.

  Net Income
     Third quarter net income of $11.8 million decreased from the preceding year’s net income for the quarter of $16.1 million, as influenced by the factors noted above. Similarly, but also as significantly influenced by the lower CDSOA disbursement, year-to-date net income of $60.1 million decreased from the prior year-to-date total of $72.6 million. Net income per share for the third quarter of 2006, as influenced by the extent of share repurchases under our share repurchase program, totaled $.35 per basic and diluted share, as compared to $.46 per basic and diluted share recorded in the prior year. Year-to-date net income per share was $1.78 on a basic and diluted basis compared to $2.07 on a basic and diluted basis for the prior-year period.
FINANCIAL CONDITION
     For the nine months ended March 31, 2006, net cash provided by operating activities totaled $66.3 million, which compares to $89.5 million in the comparable prior-year period. This decrease results mainly from the decline in net income and relative changes in other current assets, including an increase in prepaid federal income taxes.
     Cash used in investing activities for the nine months ended March 31, 2006 increased to $19.3 million from the prior-year amount of $16.0 million due to an increase in capital expenditures offset somewhat by the relative change in net short-term investments. The increase in capital expenditures primarily reflects construction of a new salad dressing facility. Capital expenditures for 2006 could approximate $65 million, as influenced by increased construction activity on this facility.
     Cash used in financing activities for the nine months ended March 31, 2006 of $148.8 million increased from the prior-year total of $67.7 million due primarily to increased dividend payments and increased share repurchases. Total dividends paid during the current year-to-date period increased approximately $67.8 million as compared to the prior-year period due mainly to the payment of a special cash dividend of $2.00 per common share in the second quarter. The total payment for cash dividends for the first nine months of 2006 was $93.3 million. This amount includes payments for the first, second and third quarter regular cash dividends of $.25, $.26 and $.26 per common share, respectively, and the second quarter special cash dividend of $2.00 per common share. Current-year treasury share repurchases of $60.0 million have also increased over the prior year-to-date total of $47.8 million. At March 31, 2006, approximately 1,550,000 shares remain authorized for future buyback under the existing buyback program.
     We believe that internally generated funds, our existing aggregate balances in cash, cash equivalents and short-term investments, in addition to our currently available bank credit arrangements, should be adequate to meet our foreseeable cash requirements.
CONTRACTUAL OBLIGATIONS
     We have various contractual obligations, which are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of March 31, 2006 and future minimum lease payments for the use of property and equipment under operating lease agreements. In our Annual Report on Form 10-K for the year ended June 30, 2005, we disclosed our contractual obligations as of June 30, 2005. There have been no significant changes to the obligations disclosed therein.
CRITICAL ACCOUNTING POLICIES
     There have been no changes in critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to have a material impact on our financial position or results of operations.
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
     Total compensation cost related to share-based payment arrangements for the three and nine months ended March 31, 2006 was less than $0.1 million and approximately $0.4 million, respectively. These amounts were reflected in Selling, General and Administrative Expenses and have been allocated to each segment appropriately. There was no tax benefit recorded for this compensation cost because it relates to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     At March 31, 2006, there was less than $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1995 Plan. This cost is expected to be recognized over a weighted-average period of 1.4 years.
     See Note 7 to the consolidated financial statements for further information.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) In both August 2004 and May 2005, our Board of Directors approved share repurchase authorizations of 2,000,000 shares, of which approximately 1,550,000 shares remain authorized for future repurchases at March 31, 2006. In the third quarter, we made the following repurchases of our common stock:

			Total Number	Maximum Number
	Total	Average	of Shares	of Shares That May
	Number	Price	Purchased as	Yet be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plans or
Period	Purchased	Share	Announced Plans	Programs
January 1-31, 2006	150,194	$38.340	150,194	2,112,252
February 1-28, 2006	286,265	$41.425	286,265	1,825,987
March 1-31, 2006	276,376	$40.968	276,376	1,549,611

These share repurchase authorizations do not have a stated expiration date.
Item 6. Exhibits.   See Index to Exhibits following Signatures.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation

(Registrant)

Date: May 9, 2006	By:	/s/John B. Gerlach, Jr.

John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director

Date: May 9, 2006	By:	/s/John L. Boylan

John L. Boylan
Treasurer, Vice President,
Assistant Secretary,
Chief Financial Officer
(Principal Financial
and Accounting Officer)
and Director

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2006
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith