Form 10-K
period 2006-06-30
LANCASTER COLONY CORP
filed 2006-09-08
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-4065-1
Lancaster Colony Corporation
(Exact name of registrant as specified in its charter)

Ohio	13-1955943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

37 West Broad Street	43215
Columbus, Ohio	(Zip Code)
(Address of principal executive offices)
614-224-7141
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange in which registered
Common Stock-No Par Value Per Share	The NASDAQ Stock Market LLC
(Including Series A Participating
Preferred Stock Purchase Rights)
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Act.      Yes ☑      No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined by Rule 12b-2 of the Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company, as defined by Rule 12b-2 of the Act.      Yes ☐      No ☑
     The aggregate market value of Common Stock held by non-affiliates on December 31, 2005 was approximately $907,237,000, based on the closing price of these shares on that day.
     As of August 31, 2006, there were approximately 31,822,000 shares of Common Stock, no par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2006 Definitive Proxy Statement shall be deemed to have been “filed” only to the extent portions thereof are expressly incorporated by reference.
Exhibit Index located in Part IV of this Annual Report on Form 10-K.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Item 14. Principal Accounting Fees and Services

PART IV
Item 15. Exhibits and Financial Statement Schedules
Signatures
Index to Exhibits
EX-3.4
EX-21
EX-23
EX-31.1
EX-31.2
EX-32

PART I
Item 1. Business
GENERAL
     Lancaster Colony Corporation, an Ohio corporation, is a diversified manufacturer and marketer of consumer products including specialty foods for the retail and foodservice markets; glassware and candles for the retail, floral, industrial and foodservice markets; and automotive accessories for the original equipment market and aftermarket. Our principal executive offices are located at 37 West Broad Street, Columbus, Ohio 43215 and our telephone number is 614/224-7141.
     As used in this Annual Report on Form 10-K and except as the context otherwise may require, the terms “we,” “us,” “our,” “registrant,” or “the Company” mean Lancaster Colony Corporation and all entities owned or controlled by Lancaster Colony Corporation except where it is clear that the term only means the parent company. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2006 refers to fiscal 2006, which is the period from July 1, 2005 to June 30, 2006.
     Current and periodic reports are available at our web site (www.lancastercolony.com) free of charge as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
     We operate in three business segments – “Specialty Foods,” “Glassware and Candles” and “Automotive” – which accounted for approximately 60%, 18% and 21%, respectively, (percentages do not add to 100% due to rounding) of consolidated net sales for the year ended June 30, 2006. The financial information relating to business segments for each of the three years in the period ended June 30, 2006 is included in Note 16 to the consolidated financial statements, which is included in Part II, Item 8 of this Form 10-K. Further description of each business segment within which we operate is provided below:
  Specialty Foods
     The food products we manufacture and sell include salad dressings and sauces marketed under the brand names “Marzetti,” “T. Marzetti,” “T. Marzetti’s,” “Cardini’s,” “Pfeiffer” and “Girard’s”; fruit glazes, vegetable dips and fruit dips marketed under the brand name “T. Marzetti’s”; frozen hearth-baked breads marketed under the brand names “New York Brand” and “Mamma Bella”; frozen Parkerhouse style yeast dinner rolls and sweet rolls marketed under the brand name “Sister Schubert’s”; premium dry egg noodles marketed under the brand names “Inn Maid” and “Amish Kitchen”; frozen specialty noodles and pastas marketed under the brand names “Reames” and “Aunt Vi’s”; croutons and related products marketed under the brand names “Chatham Village,” “Cardini’s” and “T. Marzetti’s” and caviar marketed under the brand name “Romanoff.” A portion of our sales in this segment is sold under private label to retailers, distributors and restaurants primarily in the United States. Additionally, a portion of our sales relates to frozen specialty noodles and pastas sold to industrial customers for use as ingredients in their products.
     A significant portion of this segment’s product lines is manufactured at our 13 plants located throughout the United States. Certain items are manufactured and packaged by third parties located in the United States, Canada and England under contractual agreements established by us.
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
     Sales attributable to one customer comprised approximately 12%, 11% and 10% of this segment’s total net sales in 2006, 2005 and 2004, respectively. No other customer accounted for more than 10% of this segment’s total net sales. Although we have the leading market share in several product categories, all of the markets in which we sell food products are highly competitive in the areas of price, quality and customer service.
     The operations of this segment are not affected to any material extent by seasonal fluctuations. We do not utilize any franchises or concessions in this business segment. The trademarks that we utilize are significant to the overall success of this segment. The patents and licenses under which we operate, however, are not essential to the overall success of this segment.
  Glassware and Candles
     Candles, candle accessories, and other home fragrance products in a variety of sizes, forms and fragrance are sold to the mass merchandise markets as well as to supermarkets, drug stores and specialty shops under the “Candle-lite” brand name. A portion of our candle business is marketed under private label.
     Glass products include a broad range of machine-blown and pressed consumer glassware and industrial glass products such as security and interior warehouse lighting components, cathode ray tubes and lenses.
     Consumer glassware includes a diverse line of decorative and ornamental products such as tumblers, bowls, pitchers, jars, barware, and candle accessories. These products are marketed under a variety of trademarks, the most important of which are “Indiana Glass,” “Colony” and “Fostoria.”
     Glass vases and containers are sold to both the retail and wholesale floral markets under the brand names “Brody” and “Indiana Glass” as well as to mass merchants and specialty craft stores.
     Our glass products are sold to mass merchants, department stores, drug stores and specialty shops, as well as to wholesalers. Commercial markets such as foodservice, hotels, hospitals and schools are also served by this segment’s products.
     All the markets in which we sell houseware products are highly competitive in the areas of design, price, quality and customer service. Sales attributable to one customer comprised approximately 30%, 31% and 26% of this segment’s total net sales in 2006, 2005 and 2004, respectively. No other customer accounted for more than 10% of this segment’s total net sales.
     Seasonal retail stocking patterns cause certain of this segment’s products to experience increased sales in the first half of the fiscal year. We do not use any franchises or concessions in this segment. The patents and licenses under which we operate are not essential to the overall success of this segment. Certain trademarks, however, are important to this segment’s marketing efforts.
  Automotive
     We manufacture and sell a complete line of rubber, vinyl and carpeted floor mats to both original equipment manufacturers and aftermarket retailers. Other products include pickup truck bed mats; running boards; tube steps; toolboxes and other accessories for pickup trucks, vans and sport utility vehicles; and heavy-duty truck and trailer splash guards and quarter fenders. The automotive aftermarket products are marketed primarily through mass merchandisers and automotive outlets. Floor mats are marketed under the brand name “Rubber Queen,” bed mats under the “Protecta” trademark, and aluminum accessories and running boards under the “Dee Zee” brand name. These products are also subject to marketing under private labels. The aggregate sales to three customers, each with sales greater than 10% of total segment sales, accounted for approximately 45% of this segment’s total net sales during 2006. In 2005, two customers, each with sales greater than 10% of total segment sales, accounted for approximately 24% of this segment’s total net sales. In 2004, three customers, each with sales greater than 10% of total segment sales, accounted for 31% of this segment’s total net sales. No other customer accounted for more than 10% of this segment’s total net sales. Although we are a market leader in many of our product lines, all the markets in which we sell automotive products are highly competitive in the areas of design, price, quality and customer service.
     The operations of this segment are not affected to any material extent by seasonal fluctuations. We do not utilize any significant franchises or concessions in this segment. The patents and licenses under which we operate are generally not essential to the overall success of this segment. Certain trademarks, however, are valuable to the segment’s marketing efforts.

NET SALES BY CLASS OF PRODUCTS
     The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products that account for at least 10% of our consolidated net sales in any year from 2004 through 2006:

	2006	2005	2004
Specialty Foods:
Retail	32%	30%	30%
Foodservice	28%	29%	28%
Glassware and Candles:
Consumer Table and Giftware	15%	17%	17%
Automotive:
Original Equipment Manufacturers	16%	13%	14%
     Net sales attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) totaled approximately 13%, 13% and 12% of consolidated net sales for 2006, 2005 and 2004, respectively.
RESEARCH AND DEVELOPMENT
     The estimated amount spent during each of the last three years on research and development activities determined in accordance with generally accepted accounting principles is not considered material.
BACKLOG
     The nature of our backlog varies by segment. Orders in our Specialty Foods segment are generally filled in three to seven days following the receipt of the order. In our Glassware and Candles segment, certain orders are received in a highly seasonal manner, and the timing of the receipt of several large customer orders can materially impact the amount of the backlog at any point in time without being an indication of longer-term sales. In the aftermarket sector of our Automotive segment, orders are generally filled within four to six weeks following the receipt of the order. In our Automotive segment, orders from original equipment manufacturers (“OEM”) are generally filled within four to eight weeks. Also, our Automotive segment backlog is impacted by general market conditions in the automobile industry and is subject to general economic conditions and changes in consumer demand. Due to these variables, we do not view the amount of backlog at any particular point in time as a meaningful indicator of longer-term shipments.
ENVIRONMENTAL MATTERS
     Certain of our operations are subject to various Federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations is not expected to have a material adverse effect upon the level of capital expenditures, earnings or our competitive position for the remainder of the current and succeeding year.
EMPLOYEES AND LABOR RELATIONS
     As of June 30, 2006, we had approximately 5,600 employees. Approximately 27% of these employees are represented under various collective bargaining agreements, which expire at various times through June 2010. A collective bargaining agreement within our Automotive segment expired in May 2006 and remains subject to further negotiation. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material adverse effect on our business and results of operations.
FOREIGN OPERATIONS AND EXPORT SALES
     Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations.
RAW MATERIALS
     During 2006, we obtained adequate supplies of raw materials for all of the segments. We rely on a variety of raw materials for the day-to-day production of our products, including the following: soybean oil, certain dairy-related products, flour, fragrances and colorant agents, soda ash, sand, paraffin wax, plastic and paper packaging materials, plastics, resins, synthetic rubbers, rubber friction and compound, aluminum and steel.
     We purchase the majority of these materials on the open market to meet current requirements, but we also have some longer-term fixed-price contracts. See further discussion in our contractual obligations disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although the availability of certain of these materials has become more influenced by the level of global demand, we anticipate that future sources of supply will generally be adequate for our needs.
Item 1A. Risk Factors
     An investment in our common stock is subject to certain risks inherent in our business. The material risks and uncertainties that we believe affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference into this annual report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also impair our business operations.
     If any of the following risks occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly.
  Competitive conditions within our markets could impact our sales volumes and operating margins.
     Competition within all our markets is intense and is expected to remain so. Numerous competitors exist, many of which are larger in size than we are. Global production overcapacity has also had an impact on our nonfood operations, particularly within our Glassware and Candles segment. These competitive conditions could lead to significant downward pressure on the prices of our products, which could have a material adverse effect on our revenues and profitability.
     Competitive considerations in the various product categories in which we sell are multifaceted and include price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences. In order to protect existing market share or capture increased market share among our retail channels, we may decide to increase our spending on marketing, advertising and new product innovation. The success of marketing, advertising and new product innovation is subject to risks, including uncertainties about trade and consumer acceptance. As a result, any increased expenditures we make may not maintain or enhance market share and could result in lower profitability.
Wal-Mart is our largest customer, and the loss of its business could cause our sales and net income to decrease.
     Our net sales to Wal-Mart represented approximately 13% of consolidated net sales for the year ended June 30, 2006. We believe that our relationship with Wal-Mart is good, but we cannot assure that we will be able to maintain this relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Wal-Mart’s financial condition could also have a material adverse effect on our business and results of operations.
Increases in the costs or limitations to the availability of raw materials we use to produce our products could adversely affect our business by increasing our costs to produce goods.
     We purchase a majority of our key raw materials on the open market. Our ability to avoid the adverse effects of a pronounced, sustained price increase in our raw materials is limited. However, we try to limit our exposure to price fluctuations for raw materials by occasionally entering into longer-term, fixed-price contracts for certain raw materials. Our principal raw-material needs include soybean oil, various dairy-related products, flour, paper and plastic packaging materials, paraffin wax, synthetic rubber, resins, steel and aluminum. We have observed increased pricing on many of these raw materials in recent years. We anticipate that future sources of supply will generally be adequate for our needs, but disruptions in availability and increased prices could have a material adverse effect on our business and results of operations.
We may be subject to product recalls or product liability claims for misbranded, adulterated, contaminated or spoiled food products or defective consumer products.
     Under adverse circumstances, we may need to recall some of our products if they become adulterated, misbranded, contaminated, or contain a defect, which could create a substantial product hazard or create an unreasonable risk of serious injury or death, and we may also be liable if the consumption of any of our products causes injury.
     Any claim or product recall could result in noncompliance with regulations of the Food and Drug Administration, the U.S. Consumer Product Safety Commission or the National Highway Traffic Safety Administration, force us to stop selling our products and create significant adverse publicity that could harm our credibility and decrease market acceptance of our products.
     If we are required to defend against a product liability claim, whether or not we are found liable under the claim, we could incur substantial costs, our reputation could suffer and our customers might substantially reduce their existing or future orders from us.
Increases in energy-related costs could negatively affect our business by increasing our costs to produce goods.
     Recently, we have been subject to unfavorable changes in energy-related costs that affect the cost of producing our products. This is especially true in our Glassware and Candles segment, where we use large amounts of natural gas and paraffin wax, and in our Automotive segment, where we use synthetic rubber and various resins. High energy costs, like those we experienced in the first half of fiscal 2006, increase our costs to produce goods and decrease our operating margins. Continuing increases in these types of costs could have a material adverse effect on our business and results of operations.
The availability and cost of transportation for our products is vital to our success, and the loss of availability or increase in the cost of transportation could have an unfavorable impact on our business and results of operations.
     Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products is a key factor to our success. Our Specialty Foods segment requires the use of refrigerated trailers to ship many of its products. Delays in transportation, especially in our Specialty Foods segment where orders are generally filled in three to seven days following the receipt of the order, could have a material adverse effect on our business and results of operations. Further, high fuel costs also impact our financial results. We are often required to pay fuel surcharges to third-party transporters of our products. These fuel surcharges can be substantial and increase our cost of goods sold. If we are unable to pass those high costs to our customers in the form of price increases, those higher costs could have a material adverse effect on our business and results of operations.
Our inability to bring production online and efficiently operate our new salad dressing facility could have a material adverse effect on our business and results of operations.
     We have recently completed construction of a salad dressing facility in southern Kentucky. The failure to efficiently bring production online, employ an adequate number of skilled workers, or operate the facility in an efficient manner could have a material adverse effect on our business and results of operations.
Our inability to successfully renegotiate union contracts and any prolonged work stoppages could have an adverse effect on our business and results of operations.
     Several of our union contracts will be subject to renegotiation during 2007. We believe that our labor relations with unionized employees are good, but our inability to successfully negotiate the renewal of these contracts could have a material adverse effect on our business and results of operations. Any prolonged work stoppages could also have an adverse effect on our results of operations.

Any reduction of CDSOA distributions in the future would reduce our earnings.
     The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled $11.4 million, $26.2 million, and $2.0 million in 2006, 2005 and 2004, respectively. These remittances related to certain candles being imported from the People’s Republic of China. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for imports covered by antidumping duty orders entering the U.S. after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation is not expected to have a significant effect on potential CDSOA distributions in 2007, but would be expected to reduce likely distributions in years beyond 2007, with distributions eventually ceasing. In July 2006, the U.S. Court of International Trade (“CIT”) ruled unconstitutional CDSOA’s requirement that a company that is not a petitioner must indicate its support for an antidumping petition in order to be eligible for a distribution. The CIT has not ruled on other matters, including any remedy as a result of its ruling. We expect that the ruling of the CIT will be appealed. In addition to the CIT ruling, there are a number of factors that can affect whether we receive any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential changes in the law, other ongoing or potential legal challenges to the law, the administrative operation of the law and the status of the underlying antidumping orders.
Impairment charges could have a material adverse effect on our financial results.
     We recorded restructuring and/or impairment charges of approximately $0.6 million, $2.1 million, and $1.1 million in fiscals 2006, 2005 and 2004, respectively. Likewise, future events may occur that would adversely affect the reported value of our assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, or a material adverse change in our relationship with significant customers.
We may not be able to successfully consummate proposed acquisitions or divestitures or integrate acquired businesses.
     From time to time, we evaluate acquiring other businesses that would strategically fit within our various operations. If we are unable to consummate, successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our financial results could be adversely affected. In addition, we may, from time to time, divest businesses that are less of a strategic fit within our portfolio or do not meet our growth or profitability targets. As a result, our profitability may be impacted by either gains or losses on the sales of those businesses or lost operating income or cash flows from those businesses. We may also not be able to divest businesses that are not core businesses or may not be able to do so on terms that are favorable to us. In addition, we may be required to incur asset impairment charges related to acquired or divested businesses, which may reduce our profitability and cash flows. These potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers.
We are subject to federal, state and local government regulations that could adversely affect our business and results of operations.
     Certain of our business operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations mandated by the Federal Food, Drug and Cosmetic Act. We cannot predict if future regulation by various federal, state and local governmental entities and agencies would adversely affect our business and results of operations.
     In addition, our business operations and the past and present ownership and operation of our properties are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. We cannot assure that environmental issues relating to presently known matters or identified sites or to other matters or sites will not require additional, currently unanticipated investigation, assessment or expenditures.
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     We use approximately 6.1 million square feet of space for our operations. Of this space, approximately 1.4 million square feet are leased.
     The following table summarizes locations wherein multiple facilities are aggregated and in total exceed 75,000 square feet of space and which are considered the principal manufacturing and warehousing operations of the registrant:

		Approximate	Terms of
Location	Business Segment(s)	Square Feet	Occupancy
Altoona, Iowa (3)	Specialty Foods	109,000	Owned/Leased
Bedford Heights, OH (3)	Specialty Foods	81,000	Owned/Leased
Columbus, OH (3)	Specialty Foods	392,000	Owned/Leased
Grove City, OH	Specialty Foods	195,000	Owned
Luverne, AL	Specialty Foods	91,000	Owned
Milpitas, CA (4)	Specialty Foods	130,000	Owned/Leased
Wilson, NY	Specialty Foods	80,000	Owned
Dunkirk, IN	Glassware and Candles	622,000	Owned
Lancaster, OH	Glassware and Candles	465,000	Owned
Leesburg, OH (1)	Glassware and Candles	875,000	Owned/Leased
Sapulpa, OK (1)	Glassware and Candles	680,000	Owned/Leased
Jackson, OH	Automotive and Glassware and Candles	122,000	Owned
Coshocton, OH	Automotive	591,000	Owned
Des Moines, IA (2)(4)	Automotive	698,000	Owned/Leased
LaGrange, GA	Automotive	211,000	Owned
Wapakoneta, OH (1)(2)	Automotive	274,000	Owned/Leased

(1)	Part leased on a monthly basis

(2)	Part leased for term expiring in calendar 2007

(3)	Part leased for term expiring in calendar 2009

(4)	Part leased for term expiring in calendar 2010
     We have recently completed the construction of a new salad dressing facility in Horse Cave, Kentucky. The facility contains approximately 220,000 square feet.
Item 3. Legal Proceedings
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None

PART II
Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities
     Our common stock trades on The NASDAQ Stock Market LLC under the symbol LANC. The following table sets forth the high and low close prices for Lancaster Colony common shares and the dividends paid for each quarter of 2006 and 2005. Stock prices were provided by The NASDAQ Stock Market LLC.

	Closing		Dividends
	Stock Prices		Paid
	High	Low	Per Share
2006
First quarter	$45.75	$42.25	$.25
Second quarter	43.48	37.05	2.26	(1)
Third quarter	42.03	37.92	.26
Fourth quarter	42.05	37.73	.26

Year			$3.03

2005
First quarter	$43.55	$38.26	$.23
Second quarter	44.63	40.32	.25
Third quarter	43.50	41.17	.25
Fourth quarter	44.35	40.90	.25

Year			$.98

(1)	Includes special cash dividend of $2.00 per common share. This dividend was approved by the Board on November 21, 2005 and was paid on December 30, 2005 to shareholders of record on December 9, 2005.
     The number of shareholders as of September 1, 2006 was approximately 8,000. The highest and lowest close prices for our common stock from July 3, 2006 to September 1, 2006 were $44.65 and $37.62.
  Issuer Purchases of Equity Securities
     Our Board approved share repurchase authorizations of 2,000,000 shares each in May 2005 and 2006. Approximately 2,934,000 shares from these authorizations remained authorized for future purchase at June 30, 2006. In the fourth quarter, we made the following repurchases of our common stock:

			Total Number	Maximum Number
	Total	Average	of Shares	of Shares That May
	Number	Price	Purchased as	Yet be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plans or
Period	Purchased	Share	Announced Plans	Programs
April 1-30, 2006	96,058	$41.685	96,058	1,453,553
May 1-31, 2006	240,328	$39.964	240,328	3,213,225
June 1-30, 2006	279,353	$38.491	279,353	2,933,872
     These share repurchase authorizations do not have a stated expiration date.

Item 6. Selected Financial Data
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY

(Thousands Except	Years Ended June 30
Per Share Figures)	2006	2005	2004	2003	2002
Operations
Net Sales	$1,175,260	$1,131,466	$1,096,953	$1,106,800	$1,129,687
Gross Margin	$214,403	$219,463	$223,686	$243,860	$253,565
Percent of Sales	18.2%	19.4%	20.4%	22.0%	22.4%
Interest Expense	$—	$—	$—	$—	$54
Percent of Sales	0.0%	0.0%	0.0%	0.0%	0.0%
Income Before Income Taxes	$128,801	$148,021	$128,464	$180,801	$149,342
Percent of Sales	11.0%	13.1%	11.7%	16.3%	13.2%
Taxes Based on Income	$45,847	$54,933	$48,462	$68,255	$57,402
Net Income	$82,954	$93,088	$80,002	$112,546	$91,940
Percent of Sales	7.1%	8.2%	7.3%	10.2%	8.1%
Per Common Share:
Net Income–Basic and Diluted	$2.48	$2.67	$2.24	$3.11	$2.49
Cash Dividends	$3.03	$0.98	$0.89	$0.78	$0.71

Financial Position
Cash, Equivalents and Short-Term Investments	$41,815	$184,580	$178,503	$142,847	$83,378
Total Assets	$628,021	$731,278	$712,885	$667,716	$618,705
Working Capital	$235,283	$370,559	$358,274	$329,462	$276,796
Property, Plant and Equipment-Net	$187,272	$154,147	$159,494	$161,111	$165,943
Long-Term Debt	$—	$—	$—	$—	$—
Property Additions	$61,965	$22,683	$18,172	$29,941	$22,546
Depreciation and Amortization	$32,341	$33,262	$31,267	$31,669	$35,287
Shareholders’ Equity	$494,421	$587,726	$586,785	$547,665	$501,277
Per Common Share	$15.33	$17.17	$16.54	$15.31	$13.70
Weighted Average Common Shares Outstanding–Diluted	33,502	34,925	35,778	36,243	36,910

Statistics
Current Ratio	3.3	4.6	4.9	4.9	4.1
Dividends Paid as a Percent of Net Income	122.7%	36.6%	39.7%	25.0%	28.4%
Return on Average Equity	15.3%	15.9%	14.1%	21.5%	19.1%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     We are a diversified manufacturer and marketer of consumer products including specialty foods for the retail and foodservice markets; glassware and candles for the retail, floral, industrial and foodservice markets; and automotive accessories for the original equipment market and aftermarket.
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for each of the three years in the period ended June 30, 2006 and our liquidity and capital resources as of June 30, 2006 and 2005. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2006 refers to fiscal 2006, which is the period from July 1, 2005 to June 30, 2006. In the discussion that follows, we analyze the results of our operations for the last three years, including the trends in the overall business, followed by a discussion of our cash flows and liquidity and contractual obligations. We then provide a review of the critical accounting policies and estimates that we have made which we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recently issued accounting pronouncements.
     The following discussion should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and the notes thereto, all included elsewhere herein. The forward-looking statements in this section and other parts of this document involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption “Forward-Looking Statements.”
     In April 2006, we announced that we are exploring strategic alternatives, including potential divestitures, among our nonfood operations. This process is ongoing with the assistance of outside financial advisors, but there is no assurance that any specific transaction will result nor as to any terms or timing thereof. We do not expect to provide updates on this process except as necessary to meet regulatory disclosure requirements.
     Throughout most of the third quarter of 2006, our Oklahoma glassware facility had a planned temporary idling of most production activities that resulted in over $3 million of unabsorbed pretax costs being incurred. While this idling had a significant impact on the Glassware and Candles segment’s financial results for the quarter, we were able to significantly reduce our glassware inventories as a result.
     On November 21, 2005, the Board voted to increase the regular quarterly cash dividend to $.26 per common share from the first quarter dividend of $.25 per common share. The Board also approved a special cash dividend of $2.00 per common share at that time. The Board later approved regular quarterly cash dividends of $.26 per common share each for the third and fourth quarters of 2006. Total dividends paid for the year were $101.8 million.
     We recorded other income for proceeds received from the CDSOA for the year ended June 30, 2006 of $11.4 million compared to $26.2 million for the year ended June 30, 2005 and $2.0 million for the year ended June 30, 2004. This income represents distributions we received from the U.S. government under CDSOA. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected by the U.S. government on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. In July 2006, the U.S. Court of International Trade (“CIT”) ruled unconstitutional CDSOA’s requirement that a company that is not a petitioner must indicate its support for an antidumping petition in order to be eligible for a distribution. The CIT has not ruled on other matters, including any remedy as a result of its ruling. We expect that the ruling of the CIT will be appealed. While CDSOA continues to be in effect in the United States at this time, uncertainties associated with this program leave us unable to predict the amounts, if any, we may be entitled to receive in the future.

     On July 1, 2005, we sold our indirect subsidiary, Colony Printing & Labeling, for net proceeds of approximately $0.5 million. The loss recorded on the sale was approximately $0.2 million. Colony Printing & Labeling was part of our Glassware and Candles segment and was not deemed material for presentation as a discontinued operation.
  Forward-Looking Statements
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope,” or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments, and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including the strength of the economy, slower than anticipated sales growth, the extent of operational efficiencies achieved, the success of new product introductions, price and product competition, and increases in energy and raw-material costs. Management believes these forward-looking statements to be reasonable; however, undue reliance should not be placed on such statements that are based on current expectations. We undertake no obligation to publicly update such forward-looking statements.
     Specific influences relating to these forward-looking statements include, but are not limited to:
•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the continued solvency of key customers;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	changes in market trends;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls;

•	efficiencies in plant operations, including the ability to optimize overhead utilization in nonfood operations;

•	fluctuations in the cost and availability of raw materials;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	maintenance of competitive position with respect to other manufacturers, including import sources of production;

•	dependence on key personnel;

•	stability of labor relations;

•	fluctuations in energy costs;

•	dependence on contract copackers;

•	effect of governmental regulations, including environmental matters;

•	legislation and litigation affecting the future administration of CDSOA;

•	changes in income tax laws;

•	start-up of our new food production facility in Kentucky in 2007;

•	the outcome of our exploration of strategic alternatives;

•	changes in estimates in critical accounting judgments; and

•	innumerable other factors.
  Summary of Results
     The following is an overview of our consolidated results for the year ended June 30, 2006.
     Net sales for the year ended June 30, 2006 increased 4% to $1,175 million from the prior-year total of $1,131 million. This sales growth was driven by increased sales in the Specialty Foods and Automotive segments. Gross margin declined 2% to $214.4 million from the prior-year comparable total of $219.5 million as influenced by factors such as higher freight and energy costs, as well as higher raw-material costs in the nonfood segments. In the third quarter of 2006, we also incurred significant costs associated with the temporary idling of most production activities at our Sapulpa, Oklahoma glassware manufacturing facility in the Glassware and Candles segment.
     With respect to the higher costs we experienced for freight, many nonfood raw materials and energy, we were able to implement a limited number of price increases and are striving to implement additional selected price increases to reduce the impact of these higher costs. We are also working to otherwise mitigate the impact of these increased costs, including changing various manufacturing processes, but these efforts may lag the adverse effect of the higher costs. Overall results were also affected by the funds received under CDSOA. In 2006, we received $11.4 million under CDSOA, as compared to $26.2 million in 2005 and $2.0 million in 2004. Net income for the current year was $83.0 million or $2.48 per diluted share, compared to $93.1 million or $2.67 per diluted share in the prior year. We were able to maintain a strong balance sheet with no debt throughout 2006.
REVIEW OF CONSOLIDATED OPERATIONS
  Segment Sales Mix
     The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2006	2005	2004
Segment Sales Mix: (1)
Specialty Foods	60%	60%	58%
Glassware and Candles	18%	21%	21%
Automotive	21%	20%	21%

(1)	Expressed as a percentage of consolidated net sales; may not add to 100% due to rounding.
  Net Sales and Gross Margin

		Year Ended
		June 30		Change
(Dollars in thousands)	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Net Sales
Specialty Foods	$708,029	$673,840	$639,226	$34,189	5%	$34,614	5%
Glassware and Candles	216,542	233,505	231,125	(16,963)	(7)%	2,380	1%
Automotive	250,689	224,121	226,602	26,568	12%	(2,481)	(1)%

Total	$1,175,260	$1,131,466	$1,096,953	$43,794	4%	$34,513	3%

Gross Margin	$214,403	$219,463	$223,686	$(5,060)	(2)%	$(4,223)	(2)%

Gross Margin as a Percent of Sales	18.2%	19.4%	20.4%

     Consolidated net sales reached $1,175 million during 2006, increasing 4% as compared to prior-year sales of $1,131 million, with growth coming from the Specialty Foods and Automotive segments. In the Specialty Foods segment, the 2006 increase in sales reflected internal growth, particularly in refrigerated dressings and frozen breads and rolls, while the 2005 sales increase was impacted by a 2004 business acquisition that contributed approximately $9 million growth. In our nonfood segments, Automotive growth was largely driven by increased sales of aluminum accessories, while competitive market conditions contributed to lower sales in the Glassware and Candles segment.
     Our gross margin as a percentage of net sales was 18.2% in 2006 compared with 19.4% in 2005 and 20.4% in 2004. Higher levels of freight, energy and nonfood raw-material costs were prevalent throughout 2006. A significant influence affecting the 2005 over 2004 decline was the presence of increasing nonfood raw-material costs and our limited ability to obtain much cost recovery through higher pricing of our products.
Selling, General and Administrative Expenses

		Year Ended
		June 30			Change
(Dollars in thousands)	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Selling, General and Administrative Expenses	$100,313	$99,421	$97,885	$892	1%	$1,536	2%

SG&A Expense as a Percent of Sales	8.5%	8.8%	8.9%
     Selling, general and administrative expenses for 2006 totaled $100.3 million and increased 1%, as compared with the 2005 total of $99.4 million, while the 2005 total had increased 2% from the 2004 total of $97.9 million. Included in these totals were recoveries of bad debt associated with the 2002 bankruptcy filing of Kmart Corporation totaling $1.2 million, $1.5 million and $1.8 million, for 2006, 2005 and 2004, respectively. We wrote off approximately $14.3 million related to this bankruptcy in 2002. Selling, general and administrative expenses were relatively stable as a percentage of sales for the years ended June 30, 2006, 2005 and 2004.
Restructuring and Impairment Charge
     In the third quarter of 2006, we recorded a noncash impairment charge of $0.6 million ($0.4 million after taxes) related to certain automotive manufacturing equipment. This impairment occurred due to the idling of the equipment that was used for a specific product that is no longer being produced.
     In the third quarter of 2005, we recorded a noncash impairment charge of $1.6 million ($1.0 million after taxes) relating to certain equipment in two of our business segments. Approximately $0.9 million of the charge related to the impairment of glassware-manufacturing equipment in our Glassware and Candles segment. Approximately $0.7 million of the charge related to the impairment of certain idle manufacturing equipment in our Automotive segment. These impairments occurred due to inefficient production and a slowdown in demand for certain products associated with this equipment.
     In the fourth quarter of 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. The 2004 cash costs associated with this closure totaled approximately $0.3 million and included termination benefits and other closing costs, such as costs to remove and relocate certain equipment, costs to prepare the building for sale, and various other charges. Approximately $0.8 million of the 2004 restructuring and impairment charge related to this facility’s impairment of property, plant and equipment. During 2005, we recorded an additional restructuring and impairment charge of $0.5 million ($0.3 million after taxes) for costs incurred during that period. The majority of this charge resulted in cash outlays and consisted of other closing costs, such as costs to maintain the building and various other charges. During 2006, both the new costs incurred and the cash outlays made for the required upkeep of the facility were immaterial to the consolidated financial statements.

     An analysis of our Waycross restructuring activity and the related liability within the Automotive segment is as follows (in thousands):

			Accrual			Accrual			Accrual
		2004	at		2005	at		2006	at
	2004	Cash	June 30,	2005	Cash	June 30,	2006	Cash	June 30,
	Charge	Outlays	2004	Charge	Outlays	2005	Charge	Outlays	2006
Waycross Restructuring and Impairment Charge
Employee Separation Costs	$233	$(128)	$105	$—	$(105)	$—	$—	$—	$—
Other Costs	39	(5)	34	401	(410)	25	81	(83)	23

Subtotal	272	$(133)	$139	401	$(515)	$25	81	$(83)	$23

Asset Impairment	786			135			—

Waycross Restructuring and Impairment Charge	$1,058			$536			$81

     The restructuring accrual is included in accounts payable and accrued liabilities at June 30, 2006, 2005 and 2004. We expect that the remaining cash outlays for this plant closing will be immaterial.
Operating Income

		Year Ended
		June 30		Change
(Dollars in thousands)	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Operating Income
Specialty Foods	$113,796	$111,392	$109,391	$2,404	2%	$2,001	2%
Glassware and Candles	3,614	7,247	9,298	(3,633)	(50)%	(2,051)	(22)%
Automotive	2,973	6,082	11,980	(3,109)	(51)%	(5,898)	(49)%
Corporate Expenses	(6,928)	(6,808)	(5,926)	(120)	2%	(882)	15%

Total	$113,455	$117,913	$124,743	$(4,458)	(4)%	$(6,830)	(5)%

Operating Income as a Percent of Sales
Specialty Foods	16.1%	16.5%	17.1%
Glassware and Candles	1.7%	3.1%	4.0%
Automotive	1.2%	2.7%	5.3%
Consolidated	9.7%	10.4%	11.4%
     Due to the factors discussed above, consolidated operating income for 2006 totaled $113.5 million, a 4% decrease from 2005 operating income of $117.9 million. The 2005 total had decreased 5% from 2004 operating income totaling $124.7 million. See further discussion of operating results by segment following the discussion of “Net Income per Common Share” below.
Other Income (Expense)
     In November 2005 and December 2004 and 2003, we received approximately $11.4 million, $26.2 million, and $2.0 million, respectively, from the U.S. government under CDSOA. These amounts were recorded within the accompanying financial statements as other income. CDSOA, which applies to our candle operations, is intended to redress the unfair dumping of imported products through annual cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. In July 2006, the U.S. Court of International Trade (“CIT”) ruled unconstitutional CDSOA’s requirement that a company that is not a petitioner must indicate its support for an antidumping petition in order to be eligible for a distribution. The CIT has not ruled on other matters, including any remedy as a result of its ruling. We expect that the ruling of the CIT will be appealed. While CDSOA continues to be in effect in the United States at this time, uncertainties associated with this program leave us unable to predict the amounts, if any, we may be entitled to receive in the future.
Income Before Income Taxes
     As affected by the factors discussed above, our income before income taxes for 2006 of $128.8 million decreased 13% from the 2005 total of $148.0 million. The 2004 total income before tax was $128.5 million. Our effective tax rate was 35.6%, 37.1% and 37.7% in 2006, 2005 and 2004, respectively. The decrease in the 2006 effective rate was influenced by changes in state tax laws within Ohio, an increased deduction for dividends paid to the ESOP Plan due to the $2.00 per share special dividend paid in December 2005, and the new federal deduction created by the American Jobs Creation Act related to domestic manufacturing activities. The decline in the 2005 rate was influenced by an increase in tax-free interest income and a 2005 change in state tax laws within Ohio.
Net Income per Common Share
     Diluted earnings per share for 2006 totaled $2.48, a 7% decrease from the prior-year total of $2.67. The latter amount was 19% more than 2004 diluted earnings per share of $2.24. Earnings per share in each of the last three years has been beneficially affected by share repurchases, which have totaled approximately $157.7 million over the three-year period ended June 30, 2006.
SEGMENT REVIEW – SPECIALTY FOODS
     Record net sales were again achieved by the Specialty Foods segment during 2006, and operating income of $113.8 million increased 2% from the 2005 level of $111.4 million, as the benefits from the higher sales volumes and relatively stable ingredient costs were somewhat offset by higher freight and energy costs. Net sales during 2006 totaled $708.0 million, a 5% increase over the prior-year total of $673.8 million. Sales for 2005 increased 5% over the 2004 total of $639.2 million. The percentage of retail customer sales was approximately 53% during 2006 compared to 51% in 2005 and 2004.
     The sales increase experienced in 2006 resulted from internally generated growth. Most of this growth was volume-driven, although a limited level of increased pricing on retail product was implemented, which largely benefited the second half of the fiscal year. Among retail products, the growth was primarily in refrigerated produce dressings (with new packaging and flavors introduced in 2005), produce dips, and frozen breads and rolls. The segment’s sales for 2005 and 2004 benefited from incremental sales totaling approximately $9.0 million in each year attributable to a December 2003 acquisition. The level of foodservice sales in 2006 and 2005 benefited from the growth in several frozen products, with 2005 sales also reflecting the influence of the 2004 acquisition.
     The Specialty Foods segment operating income in 2006 totaled $113.8 million, a 2% increase from the 2005 total of $111.4 million. The 2005 level was 2% above the 2004 level of $109.4 million. In 2006, the benefits from the higher sales volumes, a more favorable sales mix and relatively stable ingredient costs were somewhat offset by higher freight and energy costs. The increase in 2005’s operating income was influenced by higher sales volume and modestly lower raw-material costs incurred during the year, although the segment also experienced increased freight and promotional costs during this period. Entering 2007, we currently anticipate that certain key commodity costs may become somewhat unfavorable in the first half of the year. Results for 2007 may also be influenced by the start-up of the segment’s new sauce and dressing production facility located in Kentucky.
SEGMENT REVIEW – GLASSWARE AND CANDLES
     Net sales of the Glassware and Candles segment are comprised primarily of candles and related accessories. Segment sales during 2006 totaled $216.5 million and decreased 7% compared to 2005 net sales of $233.5 million. This decrease was largely attributable to lower candle sales resulting from generally soft market demand and competitive market conditions. Overall sales of glassware also declined. Compared to net sales in 2004 totaling $231.1 million, 2005 sales increased by 1%. Candle sales in 2005 grew primarily due to greater demand from existing customers, including placement in additional stores for which product was not previously provided. Glassware sales declined on weakness in demand for household drinkware and tableware.
     The segment’s operating income totaled $3.6 million during 2006, down from the prior year total of $7.2 million. Operating results in 2006 were adversely affected by the planned temporary idling of most production activities during much of the third quarter at our Sapulpa, Oklahoma glassware manufacturing facility. This idling was implemented to better balance existing inventory levels with anticipated demand. In addition to the impact of the planned idling, lower candle production levels and a trend of progressively higher paraffin-wax costs have also negatively impacted margins. These negatives were offset somewhat by benefits from better production efficiencies at our Oklahoma facility prior to the idling. Compared to 2004 operating income of $9.3 million, 2005 income decreased by 22%. The 2005 operating income included a noncash impairment charge of $0.9 million relating to the impairment of certain glassware-manufacturing equipment. Also affecting fluctuations between years was income associated with the liquidations of LIFO glassware inventory acquired at substantially lower costs in prior years. Such liquidations reduced cost of sales by an insignificant amount in 2006, $1.3 million in 2005 and $4.2 million in 2004. Other factors influencing 2005 results relative to 2004 were the benefits of higher levels of sales and plant utilization, as mitigated by issues of higher material and energy costs.
     Future results will be sensitive to capacity utilization rates due to the high level of fixed manufacturing costs that exist in this segment. Future results in this segment may also be affected by the consequences of our ongoing review of strategic alternatives, including possible divestitures, with respect to our nonfood operations as announced in April 2006. We monitor our operations for indicators of impairment. To the extent such indicators are present, we evaluate the long-lived assets for recoverability. See further discussion in our Critical Accounting Policies and Estimates.
SEGMENT REVIEW – AUTOMOTIVE
     Net sales of the Automotive segment during 2006 totaled $250.7 million, a 12% increase from the prior-year sales level of $224.1 million. Improved sales of aluminum accessories drove the growth in this segment during 2006. A large, new original equipment manufacturer (“OEM”) program involving aluminum tube steps began in the first quarter of 2006 and continued to ramp up through the remainder of the year. Sales in 2005 decreased 1% from the sales level of $226.6 million achieved in 2004. Our 2005 sales of aluminum accessories increased, primarily with OEMs, but those gains were not large enough to offset a decline in floor mat sales to OEMs. Floor mat sales were adversely affected by certain OEM programs that ended in the first half of 2005. This segment’s sales to OEMs are made both directly to the OEMs and, to a lesser extent, indirectly through third-party “Tier 1” suppliers. Such sales are sensitive to the overall rate of new vehicle sales, the availability of competitive alternatives and the Tier 1 suppliers’ ongoing ability to maintain their relationship with the OEMs. Additionally, the extent of pricing flexibility associated with these sales continues to be particularly limited with certain products subject to annual price reductions. During 2006, direct and indirect sales to OEMs comprised approximately 75% of this segment’s sales compared to approximately 65% and 66% in 2005 and 2004, respectively.
     Operating income of the Automotive segment totaled $3.0 million for 2006, substantially lower than the prior-year total of $6.1 million. The segment incurred start-up costs associated with the new OEM program involving aluminum tube steps that started in the first quarter. In addition, higher raw-material costs, such as for aluminum, resins and carpet contributed to the decline. Floor mat operations experienced inefficiencies associated with new product launches, lower production levels of rubber floor mats and a less favorable sales mix. While the 2006 results included a noncash impairment charge of $0.6 million related to certain idle manufacturing equipment, they also were inclusive of a $0.8 million gain that resulted from the sale of idle real estate. Also affecting 2006 results was a charge of approximately $0.6 million related to the partial settlement of pension obligations. Compared to 2004 operating income of $12.0 million, 2005 income decreased by 49%. The decrease was primarily attributable to higher material costs. The 2005 operating income included a $0.7 million restructuring charge related to the impairment of certain idle manufacturing equipment. In 2004, a $1.1 million restructuring charge was recorded for the closure of the Waycross, Georgia floor mat facility, with additional related costs of $0.5 million being recorded in 2005. The charges in 2006 related to this closure have been insignificant.

     Future results in this segment may also be affected by the consequences of our ongoing review of strategic alternatives, including possible divestitures, with respect to our nonfood operations as announced in April 2006.
LIQUIDITY AND CAPITAL RESOURCES
     The strength of our balance sheet at June 30, 2006 is reflected by the presence of approximately $41.8 million in cash, cash equivalents and short-term investments, along with $494.4 million in shareholders’ equity and no debt. We believe that this financial position provides us with substantial flexibility to consider business acquisitions, especially those that are complementary in function to that of our existing operations, evaluate share repurchase opportunities and otherwise meet ongoing liquidity requirements.
     We maintain an unsecured revolving credit arrangement with several commercial banks totaling $100 million. Terms of the related agreement allow for borrowings to occur at or below the U.S. prime rate of interest. We also have an uncommitted line of credit for short-term borrowings from one bank for $25 million. We did not have any borrowings under either arrangement in the three years ending June 30, 2006. We believe that internally generated funds, the existing credit facilities and an ability to obtain additional financing, combined with the current cash, cash equivalents and short-term investments on hand, will be sufficient to meet operating requirements and fund future foreseeable capital needs.
Cash Flows

		Year Ended
		June 30		Change
(Dollars in thousands)	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Provided by Operating Activities	$97,015	$116,677	$116,582	$(19,662)	(17)%	$95	0%
Used in Investing Activities	(25,395)	(34,161)	(50,190)	8,766	26%	16,029	32%
Used in Financing Activities	(178,849)	(82,467)	(42,026)	(96,382)	(117)%	(40,441)	(96)%
     Our cash flows for the years 2004 through 2006 are presented in the Consolidated Statements of Cash Flows. Cash flow generated from operations remains the primary source of financing for our internal growth. Cash provided from operating activities in 2006 totaled $97.0 million, a decrease of 17% as compared with the prior-year total of $116.7 million, which was flat, as compared to the 2004 total of $116.6 million. The 2006 decrease resulted mainly from the decline in net income, increased pension payments and relative changes in working capital.
     Net cash used in investing activities during 2006 included capital expenditures totaling $62.0 million, compared to $22.7 million in 2005 and $18.2 million in 2004. The increase in capital expenditures primarily reflects the construction of a new salad dressing facility. It is anticipated that the new facility will become operational late in the first quarter of 2007. The increase in capital expenditures is offset somewhat by the relative change in net short-term investments. Capital spending allocations during 2006 by segment approximated 78% for Specialty Foods, 6% for Glassware and Candles and 16% for Automotive. Based on our current plans and expectations, we believe that total capital expenditures for 2007 could exceed $50 million, as we are planning the construction of a new frozen roll manufacturing facility to complement our existing operations.
     During 2004, we acquired a food-related business for a final purchase price of approximately $21.1 million. A net asset adjustment of $492,000 was paid in October 2004.
     Financing activities used net cash totaling $178.8 million, $82.5 million and $42.0 million in 2006, 2005 and 2004, respectively. The increase in 2006 is primarily due to increased dividend payments and increased share repurchases. Total dividends paid during 2006 increased approximately $67.7 million as compared to the prior-year period due mainly to the payment of a special cash dividend of $2.00 per common share in the second quarter. The total payment for cash dividends for the year ended June 30, 2006 was $101.8 million. This amount includes the regular dividend payments of $.25 per common share for the first quarter and $.26 per common share for the second, third and fourth quarters and the second-quarter special cash dividend of $2.00 per common share. Excluding the special dividend, the dividend payout rate for 2006 was $1.03 per share as compared to $.98 per share during 2005 and $.89 per share in 2004. This past fiscal year marked the 43rd consecutive year in which our dividend rate was increased. Cash utilized for share repurchases totaled

$84.3 million, $56.7 million and $16.7 million in 2006, 2005 and 2004, respectively. Our Board approved share repurchase authorizations of 2,000,000 shares each in May 2005 and 2006. Approximately 2,934,000 shares from these authorizations remained authorized for future purchase at June 30, 2006.
     On February 13, 2006, pursuant to our previously announced share repurchase program, we purchased 100,000 shares of common stock from the Estate of Dorothy B. Fox (the “Estate”) at a price per share of $41.55, which was equal to the average closing price of our common stock over the eight trading days beginning February 1, 2006. Robert L. Fox, one of our Directors, serves as Executor of the Estate.
     Previously, on March 9, 2005, pursuant to our previously announced share repurchase program, we had also purchased 230,000 shares of common stock from the Estate at a price per share of $42.634, which was equal to the average closing price of our common stock over the ten trading days beginning February 23, 2005, as adjusted to reflect the effects of our previously declared dividend.
     The future levels of share repurchases and declared dividends are subject to the periodic review of our Board and are generally determined after an assessment is made of such factors as anticipated earnings levels, cash flow requirements and general business conditions.
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
OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “Variable Interest Entities” that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.
     We have various contractual obligations, which are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of June 30, 2006 and future minimum lease payments for the use of property and equipment under operating lease agreements.
     The following table summarizes our contractual obligations as of June 30, 2006 (in thousands):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations (1)	$16,009	$4,486	$7,405	$3,913	$205
Purchase Obligations (2)	82,464	76,925	5,502	29	8
Minimum Required Pension Contributions	44	35	9	—	—
Other Long-Term Liabilities (as reflected on Consolidated Balance Sheet) (3)	1,441	60	1,073	257	51

Total	$99,958	$81,506	$13,989	$4,199	$264

(1)	Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 13 to the consolidated financial statements for further information.

(2)	Purchase obligations represent purchase orders and longer-term purchase arrangements related to the procurement of ingredients, supplies, raw materials, and property, plant and equipment.

(3)	This amount does not include $20.3 million of other noncurrent liabilities recorded on the balance sheet, which consist of the minimum pension liability, other post employment benefit obligations, and deferred compensation and interest on deferred compensation. These items are excluded, as it is not certain when these liabilities will become due. See Notes 10, 11 and 12 to the consolidated financial statements for further information.
IMPACT OF INFLATION
     Other than for food commodities, our raw-material costs during 2006 were generally above 2005 levels, which had also increased from costs present during 2004. Among raw materials most affected by these increases were certain metals, petroleum-derived materials and natural gas. Material cost increases especially affected the 2006 results of the Automotive segment. In 2005, food commodity costs, particularly for soybean oil and dairy-related products, were somewhat lower than 2004 levels. As we begin 2007, certain key food commodity costs may become somewhat unfavorable in the first half of the year, with many other nonfood raw-material and freight costs exceeding those of a year ago.
     We generally attempt to adjust our selling prices to offset the effects of increased raw-material costs. However, these adjustments have historically been difficult to implement. If implemented, such adjustments tend to lag the increase in costs incurred. Minimizing the exposure to such increased costs is our diversity of operations and our ongoing efforts to achieve greater manufacturing and distribution efficiencies through the improvement of work processes.
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

  Long-Lived Assets
     We monitor the recoverability of the carrying value of our long-lived assets by periodically considering whether or not indicators of impairment are present. If such indicators are present, we determine if the assets are recoverable by comparing the sum of the undiscounted future cash flows to the assets’ carrying amount. Our cash flows are based on historical results adjusted to reflect our best estimate of future market and operating conditions. If the carrying amounts are greater, then the assets are not recoverable. In that instance, we compare the carrying amounts to the fair value to determine the amount of the impairment to be recorded.
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
  Valuation of Inventory
     When necessary, we provide allowances to adjust the carrying value of our inventory to the lower of cost or net realizable value, including any costs to sell or dispose. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates about the future demand for our products. The estimates as to future demand used in the valuation of inventory are subject to the ongoing success of our products. A decrease in product demand due to changing customer tastes, consumer buying patterns or loss of shelf space to competitors could significantly impact our evaluation of our excess and obsolete inventories. The valuation during interim periods of inventories determined under the LIFO method of accounting requires estimations regarding the year-end mix of inventory quantities and costs of product. Such estimates may differ from actual due to such factors as changes in customer demand and production schedules.
  Accrued Marketing and Distribution
     Various marketing programs are offered to customers to reimburse them for a portion or all of their promotional activities related to our products. Additionally, we often incur various costs associated with shipping products to the customer. We provide accruals for the costs of marketing and distribution based on historical information as may be modified by estimates of actual costs incurred. Actual costs may differ significantly if factors such as the level and success of the customers’ programs, changes in customer utilization practices, or other conditions differ from expectations.
  Accruals for Self-Insurance
     Self-insurance accruals are made for certain claims associated with employee health care, workers’ compensation and general liability insurance. These accruals include estimates that may be based on historical loss development factors. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.
  Accounting for Pension Plans and Other Postretirement Benefit Plans
     To determine our ultimate obligation under our defined benefit pension plans and our other postretirement benefit plans, we must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. To record the related net assets and obligation of such benefit plans, we use assumptions related to inflation, investment returns, mortality, employee turnover, medical costs and discount rates. To determine the discount rate, we, along with our third-party actuaries, considered several factors, including the June 30, 2006 rates of various bond indices, such as the Moody’s Aa long-term bond index and the past history of discount rates used for the plan valuation. These assumptions follow the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” We, along with our third-party actuaries, review all of these assumptions on an ongoing basis to ensure that the most reasonable information available is being considered. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on our financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We adopted FIN 47 as of June 30, 2006 and noted no material impact on our financial position or results of operations as a result of the adoption.
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
     Total compensation cost related to share-based payment arrangements for the year ended June 30, 2006 was approximately $0.4 million. This amount was reflected in Selling, General and Administrative Expenses and has been allocated to each segment appropriately. There was no tax benefit recorded for this compensation cost because it related to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     At June 30, 2006, there was less than $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1995 Key Employee Stock Option Plan. This cost is expected to be recognized over a weighted-average period of 1.3 years.
     See Note 9 to the consolidated financial statements for further information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our cash and cash equivalents have been maintained only with maturities of 90 days or less. Our short-term investments have interest reset periods of 35 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of June 30, 2006, there was no long-term debt outstanding. Future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. We do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Lancaster Colony Corporation
Columbus, Ohio
     We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lancaster Colony Corporation and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States of America), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
September 7, 2006

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30
(Amounts in thousands, except share data)	2006	2005
ASSETS

Current Assets:
Cash and equivalents	$6,050	$113,265
Short-term investments	35,765	71,315
Receivables (less allowance for doubtful accounts, 2006–$1,097; 2005–$1,830)	108,987	100,351
Inventories:
Raw materials	40,719	47,097
Finished goods and work in process	121,230	117,268

Total inventories	161,949	164,365
Deferred income taxes and other current assets	26,032	25,109

Total current assets	338,783	474,405
Property, Plant and Equipment:
Land, buildings and improvements	137,233	121,290
Machinery and equipment	399,914	365,005

Total cost	537,147	486,295
Less accumulated depreciation	349,875	332,148

Property, plant and equipment–net	187,272	154,147
Other Assets:
Goodwill–net	79,219	79,219
Other intangible assets–net	4,416	4,937
Other noncurrent assets	18,331	18,570

Total	$628,021	$731,278

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$47,684	$51,014
Accrued liabilities	55,816	52,832

Total current liabilities	103,500	103,846
Other Noncurrent Liabilities	21,734	30,492
Deferred Income Taxes	8,366	9,214
Shareholders’ Equity:
Preferred stock–authorized 3,050,000 shares; Outstanding–none
Common stock–authorized 75,000,000 shares; Outstanding, 2006–32,245,735; 2005–34,235,905	78,017	73,801
Retained earnings	925,388	944,194
Accumulated other comprehensive loss	(5,277)	(10,905)

Total	998,128	1,007,090
Common stock in treasury, at cost	(503,707)	(419,364)

Total shareholders’ equity	494,421	587,726

Total	$628,021	$731,278

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30
(Amounts in thousands, except per share data)	2006	2005	2004
Net Sales	$1,175,260	$1,131,466	$1,096,953
Cost of Sales	960,857	912,003	873,267

Gross Margin	214,403	219,463	223,686
Selling, General and Administrative Expenses	100,313	99,421	97,885
Restructuring and Impairment Charge	635	2,129	1,058

Operating Income	113,455	117,913	124,743
Other Income (Expense):
Other income–Continued Dumping and Subsidy Offset Act	11,376	26,226	1,987
Interest income and other–net	3,970	3,882	1,734

Income Before Income Taxes	128,801	148,021	128,464
Taxes Based on Income	45,847	54,933	48,462

Net Income	$82,954	$93,088	$80,002

Net Income Per Common Share:
Basic and diluted	$2.48	$2.67	$2.24
Weighted Average Common Shares Outstanding:
Basic	33,471	34,868	35,708
Diluted	33,502	34,925	35,778
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30
(Amounts in thousands)	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$82,954	$93,088	$80,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,341	33,262	31,267
Deferred income taxes and other noncash charges	(1,114)	884	5,290
Restructuring and impairment charge	551	1,608	848
Gain on sale of property	(1,113)	(34)	(751)
Loss on sale of business	178	–	–
Payments to pension plans	(2,853)	(999)	(3,111)
Changes in operating assets and liabilities:
Receivables	(9,029)	(5,597)	(4,471)
Inventories	(439)	(9,352)	5,431
Other current assets	(1,084)	353	123
Accounts payable and accrued liabilities	(3,377)	3,464	1,954

Net cash provided by operating activities	97,015	116,677	116,582

Cash Flows From Investing Activities:
Cash paid for acquisitions	–	(492)	(20,568)
Payments on property additions	(61,965)	(22,683)	(18,172)
Proceeds from sale of property	1,627	660	1,341
Proceeds from sale of business	466	–	–
Purchases of short-term investments	(31,350)	(52,695)	(31,300)
Proceeds from short-term investment sales, calls and maturities	66,900	46,650	20,030
Other–net	(1,073)	(5,601)	(1,521)

Net cash used in investing activities	(25,395)	(34,161)	(50,190)

Cash Flows From Financing Activities:
Payment of dividends	(101,760)	(34,055)	(31,769)
Purchase of treasury stock	(84,343)	(56,721)	(16,667)
Proceeds from the exercise of stock options	3,835	3,785	3,634
Increase in cash overdraft balance	3,419	4,524	2,776

Net cash used in financing activities	(178,849)	(82,467)	(42,026)

Effect of exchange rate changes on cash	14	(17)	20

Net change in cash and equivalents	(107,215)	32	24,386
Cash and equivalents at beginning of year	113,265	113,233	88,847

Cash and equivalents at end of year	$6,050	$113,265	$113,233

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock			Other		Total
(Amounts in thousands,	Outstanding		Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Shares	Amount	Earnings	Loss	Stock	Equity
Balance, June 30, 2003	35,770	$65,864	$836,928	$(9,151)	$(345,976)	$547,665

Net income			80,002			80,002
Translation adjustment				20		20
Minimum pension liability, net of $2,163 tax effect				3,589		3,589

Comprehensive Income						83,611

Cash dividends – common stock ($0.89 per share)			(31,769)			(31,769)
Purchase of treasury shares	(408)				(16,667)	(16,667)
Shares issued upon exercise of stock options including related tax benefits	110	3,945				3,945

Balance, June 30, 2004	35,472	69,809	885,161	(5,542)	(362,643)	586,785

Net income			93,088			93,088
Translation adjustment				(17)		(17)
Minimum pension liability, net of $2,812 tax effect				(5,346)		(5,346)

Comprehensive Income						87,725

Cash dividends – common stock ($0.98 per share)			(34,055)			(34,055)
Purchase of treasury shares	(1,348)				(56,721)	(56,721)
Shares issued upon exercise of stock options including related tax benefits	112	3,992				3,992

Balance, June 30, 2005	34,236	73,801	944,194	(10,905)	(419,364)	587,726

Net income			82,954			82,954
Translation adjustment				14		14
Minimum pension liability, net of $3,125 tax effect				5,614		5,614

Comprehensive Income						88,582

Cash dividends – common stock ($3.03 per share)			(101,760)			(101,760)
Purchase of treasury shares	(2,092)				(84,343)	(84,343)
Shares issued upon exercise of stock options including related tax benefits	102	3,829				3,829
Stock compensation expense		387				387

Balance, June 30, 2006	32,246	$78,017	$925,388	$(5,277)	$(503,707)	$494,421

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)
Note 1 – Summary of Significant Accounting Policies
   Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant,” or the “Company.” All significant intercompany transactions and accounts have been eliminated in consolidation. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2006 refers to fiscal 2006, which is the period from July 1, 2005 to June 30, 2006.
   Use of Estimates
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates included in these consolidated financial statements include allowance for doubtful accounts receivable, net realizable value of inventories, useful lives for the calculation of depreciation and amortization, impairments of long-lived assets, accruals for marketing and merchandising programs, pension and postretirement assumptions, as well as expenses related to distribution and self-insurance accruals. Actual results could differ from these estimates.
   Cash and Equivalents
     We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in other accrued liabilities and totaled $10.7 million and $7.3 million as of June 30, 2006 and 2005, respectively.
   Short-Term Investments
     We account for our short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Our short-term investments consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities. Our short-term investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we generally have the ability to liquidate these securities in 35 days or less. Our intent is to hold these securities as liquid assets easily convertible to cash for applicable operational needs as they may arise.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
   Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at June 30, 2006 and 2005 were $1.7 million and $2.3 million, respectively, and these purchases have been excluded from the Consolidated Statement of Cash Flows. The 2004 amount was not material. We use the straight-line method of computing depreciation for financial reporting purposes based on the estimated useful lives of the corresponding assets. Estimated useful lives for buildings and improvements range from two to forty-five years while machinery and equipment range from two to twenty years. For tax purposes, we generally compute depreciation using accelerated methods. See Note 15 for discussions of recent asset impairments.
   Long-Lived Assets
     We monitor the recoverability of the carrying value of our long-lived assets by periodically considering whether or not indicators of impairment are present. If such indicators are present, we determine if the assets are recoverable by comparing the sum of the undiscounted future cash flows to the assets’ carrying amount. Our cash flows are based on historical results adjusted to reflect our best estimate of future market and operating conditions. If the carrying amounts are greater, then the assets are not recoverable. In that instance, we compare the carrying amounts to the fair value to determine the amount of the impairment to be recorded. See Note 15 for discussion of recent asset impairments.
   Goodwill and Intangible Assets
     In accordance with SFAS No. 142, as of July 1, 2002, goodwill is no longer being amortized. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized over their useful lives. Also in accordance with SFAS No. 142, as of April 30, 2006 and 2005, as appropriate, we completed asset impairment assessments, and such assessments indicated that there was no impairment. We periodically evaluate the future economic benefit of the recorded goodwill and other long-lived assets when events or circumstances indicate potential recoverability concerns. This evaluation is based on consideration of expected future undiscounted cash flows and other operating factors. Carrying amounts are adjusted appropriately when determined to have been impaired. See further discussion and disclosure in Note 4.
   Revenue Recognition
     We recognize net sales and related cost of sales at the time of shipment of the products, or at the time when all substantial risks of ownership change, if later. Net sales are recorded net of estimated sales discounts, returns and certain sales incentives, including coupons and rebates.
   Advertising Expense
     We expense advertising as it is incurred. Advertising expense represents less than 1% of sales in each of the three years ended June 30, 2006.
   Shipping and Handling
     Shipping and handling fees billed to customers are recorded as sales, while the related shipping and handling costs are included in cost of sales.
   Stock-Based Employee Compensation Plans
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. SFAS 123R was effective July 1, 2005, and we adopted SFAS 123R using the modified prospective method in the quarter ended September 30, 2005. At July 1, 2005, we had vested and unvested options outstanding under our 1995

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
Key Employee Stock Option Plan (the “1995 Plan”), a stock-based compensation plan. See a complete discussion of the impact of the adoption of SFAS 123R in Note 9.
     The weighted average per share fair value of options granted during 2005 was $7.68 and was estimated at the date of grant using the Black-Scholes option pricing model. The following assumptions were used for options granted in 2005: risk-free interest rate of 3.47%; dividend yield of 2.41%; volatility factor of the expected market price of our common stock of 26.17%; and a weighted average expected option life of 3.2 years.
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

		2005	2004
Net income	As reported	$93,088	$80,002
	Pro forma	$90,984	$79,595
Earnings per Share:
Basic and Diluted	As reported	$2.67	$2.24
Basic	Pro forma	$2.61	$2.23
Diluted	Pro forma	$2.61	$2.22
   Other Income
     During the second quarter of 2006, we received approximately $11.4 million from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) compared to approximately $26.2 million received in the second quarter of 2005 and approximately $2.0 million received in the second quarter of 2004. We recognize CDSOA-related income upon receiving notice from the U.S. Department of Homeland Security regarding its intent to remit a specific amount to us. These amounts are recorded as other income in the accompanying financial statements. See further discussion at Note 14.
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
   Comprehensive Income
     Comprehensive income includes changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income is composed of two subsets – net income and other comprehensive income (loss). Included in other comprehensive income (loss) are foreign currency translation adjustments for which there are no related income tax effects and a minimum pension liability adjustment which is recorded net of a related tax provision/(benefit) of $3.1 million, $(2.8) million, and $2.2 million in 2006, 2005 and 2004, respectively. These adjustments are accumulated within the Consolidated Balance

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
Sheet in Accumulated Other Comprehensive Loss and are comprised of the following as of June 30, 2006, 2005 and 2004:

	2006	2005	2004
Cumulative translation adjustments	$143	$129	$146
Minimum pension liability adjustment	(5,420)	(11,034)	(5,688)

	$(5,277)	$(10,905)	$(5,542)

   Recently Issued Accounting Standards
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on our financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143,” (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We adopted FIN 47 as of June 30, 2006 and noted no material impact on our financial position or results of operations as a result of the adoption.
Note 2 – Short-Term Investments
     At June 30, 2006 and 2005, we held $35.8 million and $71.3 million, respectively, of short-term investments, which consist of auction rate securities and variable rate demand obligations classified as available-for-sale securities. See further discussion in Note 1.
     Our June 30 short-term investments by contractual maturity are as follows:

	2006	2005
Due within one year	$—	$3,300
Due between one and five years	—	1,580
Due after ten years	35,765	66,435

Total short-term investments	$35,765	$71,315

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
Note 3 – Inventories
     Inventories are valued at the lower of cost or market. Inventories that comprise approximately 4% and 5% of total inventories at June 30, 2006 and 2005, respectively, are costed on a last-in, first-out (“LIFO”) basis. Replacement cost for this inventory would have been higher by approximately $1.9 million and $2.1 million at June 30, 2006 and 2005, respectively. Inventories that are costed by various other methods approximate actual cost on a first-in, first-out basis. During 2006, 2005 and 2004, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs that prevailed in prior years. The 2006 effect of the liquidations was insignificant. The 2005 and 2004 effect of the liquidations was an increase in net earnings of approximately $0.8 million and $2.6 million after taxes, or approximately $.02 and $.07 per share, respectively.
     It is not practicable to segregate work in process from finished goods inventories. We estimate, however, that work in process inventories amount to approximately 13% and 11% of the combined total of finished goods and work in process inventories at June 30, 2006 and 2005, respectively.
Note 4 – Goodwill and Other Intangible Assets
     Goodwill attributable to the Specialty Foods and Automotive segments is $78.2 million and $1.0 million, respectively.
     The following tables summarize our identifiable other intangible assets by segment as of June 30, 2006 and 2005:

	2006	2005
Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(140)	(131)

Net Carrying Value	$230	$239

Customer Lists (12-year life)
Gross carrying value	$4,100	$4,100
Accumulated amortization	(854)	(513)

Net Carrying Value	$3,246	$3,587

Non-compete Agreements (8-year life)
Gross carrying value	$1,200	$1,200
Accumulated amortization	(375)	(225)

Net Carrying Value	$825	$975

Glassware and Candles – Customer Lists (12-year life)
Gross carrying value	$250	$250
Accumulated amortization	(135)	(114)

Net Carrying Value	$115	$136

Total Net Carrying Value	$4,416	$4,937

     Amortization expense relating to these assets was approximately $522,000 for the years ended June 30, 2006 and 2005 and $276,000 for the year ended June 30, 2004. The amortization expense is estimated to be approximately $522,000 for each of the next five years.
Note 5 – Short-Term Borrowings
     We may borrow up to $100 million under the terms of an unsecured revolving credit facility. The facility expires in February 2008 and contains certain representations, warranties, covenants and conditions customary to credit facilities of this nature. Under terms of the agreement, certain financial ratios influence

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
the extent of the all-in borrowing costs, including interest and ongoing facility fees. At June 30, 2006, we were in compliance with all provisions and covenants of the facility and there were no amounts outstanding under the facility.
     As of June 30, 2006, we had an uncommitted line of credit for short-term borrowings from one bank of $25 million. The line of credit has been granted at the discretion of the lending bank and, generally, is subject to periodic review.
Note 6 – Accrued Liabilities
     Accrued liabilities at June 30, 2006 and 2005 are composed of:

	2006	2005
Accrued compensation and employee benefits	$28,431	$30,298
Accrued marketing and distribution	7,699	7,660
Income and other taxes	5,470	4,150
Book cash overdrafts	10,718	7,299
Other	3,498	3,425

Total accrued liabilities	$55,816	$52,832

Note 7 – Income Taxes
     We and our domestic subsidiaries file a consolidated Federal income tax return. Taxes based on income for the years ended June 30, 2006, 2005 and 2004, have been provided as follows:

	2006	2005	2004
Currently payable:
Federal	$41,418	$48,522	$38,844
State and local	6,784	6,848	6,292

Total current provision	48,202	55,370	45,136
Deferred Federal, state and local (benefit) provision	(2,355)	(437)	3,326

Total taxes based on income	$45,847	$54,933	$48,462

     Certain tax benefits recorded directly to common stock totaled $333,000, $208,000 and $311,000 for 2006, 2005 and 2004, respectively. For the years ended June 30, 2006, 2005 and 2004, our effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes	2.7%	2.9%	3.2%
ESOP dividend deduction	(0.8)%	(0.2)%	(0.4)%
Section 199 deduction	(0.9)%	—%	—%
Other	(0.4)%	(0.6)%	(0.1)%

Effective rate	35.6%	37.1%	37.7%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular dollars in thousands, except per share amounts)
     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2006 and 2005 are comprised of:

	2006	2005
Deferred tax assets:
Inventories	$5,055	$6,590
Employee medical and other benefits	10,954	14,232
Receivable and other allowances	5,487	5,037
Other accrued liabilities	3,773	4,019

Total deferred tax assets	25,269	29,878

Total deferred tax liabilities–property and other	(14,672)	(18,511)

Net deferred tax asset	$10,597	$11,367

     Net current deferred tax assets totaled approximately $19.0 million and $20.6 million at June 30, 2006 and 2005, respectively, and were included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. Cash payments for income taxes were approximately $47.0 million, $54.2 million and $44.1 million for 2006, 2005 and 2004, respectively.
     Ohio corporate tax legislation enacted on June 30, 2005 phases out the Ohio Corporate Franchise Tax and phases in a new gross receipts tax called the Commercial Activity Tax. The Corporate Franchise Tax was generally based on federal taxable income, but the Commercial Activity Tax is based on sales in Ohio. As required by SFAS No. 109, “Accounting for Income Taxes,” we recorded the impact of the change in Ohio tax legislation in the fourth quarter of 2005. The effect of the change in the law was immaterial to the consolidated financial statements.
     The American Jobs Creation Act provides a tax deduction calculated as a percentage of qualified income from manufacturing in the United States (“Section 199 Deduction”). The deduction percentage increases from 3% to 9% over a six-year period and began in 2006. We have recorded an amount for this deduction in 2006. In accordance with FASB guidance, this deduction is treated as a special deduction, as opposed to a tax rate reduction.
Note 8 – Shareholders’ Equity
     We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock without par value and 1,150,000 shares of Class C Nonvoting Preferred Stock without par value.
     As authorized by the Board of Directors (“Board”) in February 2000, each share of our outstanding common stock includes a non-detachable stock purchase right that provides, upon becoming exercisable, for the purchase of one-hundredth of a share of Series A Participating Preferred Shares at an exercise price of $185, subject to certain adjustments. Alternatively, once exercisable, each right will also entitle the holder to buy shares of common stock having a market value of twice the exercise price. The rights may be exercised on or after the time when a person or group of persons without the approval of the Board acquire beneficial ownership of 15% or more of common stock or announce the initiation of a tender or exchange offer which, if successful, would cause such person or group to beneficially own 30% or more of the common stock. The person or group effecting such 15% acquisition or undertaking such tender offer will not be entitled to exercise any rights. If we are acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights. Until the rights become exercisable, they may be redeemed at a price of $.01 per right. These rights expire in April 2010 unless earlier redeemed under circumstances permitted by the Rights Agreement.
     Our Board approved share repurchase authorizations of 2,000,000 shares each in May 2005 and 2006. Approximately 2,934,000 shares remained authorized for future purchase at June 30, 2006.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
     On February 13, 2006, pursuant to our previously announced share repurchase program, we purchased 100,000 shares of common stock from the Estate of Dorothy B. Fox (the “Estate”) at a price per share of $41.55, which was equal to the average closing price of our common stock over the eight trading days beginning on February 1, 2006. Robert L. Fox, one of our Directors, serves as Executor of the Estate.
     Previously, on March 9, 2005, pursuant to our previously announced share repurchase program, we had also purchased 230,000 shares of common stock from the Estate at a price per share of $42.634, which was equal to the average closing price of our common stock over the ten trading days beginning February 23, 2005, as adjusted to reflect the effects of our previously declared dividend.
Note 9 – Stock Options
     As approved by the shareholders in November 1995, the terms of the 1995 Plan reserved 3,000,000 common shares for issuance to qualified key employees. All options granted under the 1995 Plan were exercisable at prices not less than fair market value as of the date of grant. The 1995 Plan expired in August 2005, but there are still options outstanding that were issued under this plan. In general, options granted under the 1995 Plan vested immediately and had a maximum term of five years. Our policy is to issue shares upon option exercise from new shares that had been previously authorized.
     Our shareholders approved the adoption of a new equity compensation plan, the Lancaster Colony Corporation 2005 Stock Plan (the “2005 Plan”), at our 2005 Annual Meeting of Shareholders, which was held on November 21, 2005. This new plan reserved 2,000,000 common shares for issuance to key employees, and all options that will be granted under the plan will be exercisable at prices not less than fair market value as of the date of the grant.
     No options have been granted under the 2005 Plan at June 30, 2006.
     Under SFAS 123R, we calculate the fair value of option grants using the Black-Scholes option-pricing model. Total compensation cost related to share-based payment arrangements for the year ended June 30, 2006 was approximately $0.4 million. This amount was reflected in Selling, General and Administrative Expenses and has been allocated to each segment appropriately. There was no tax benefit recorded for this compensation cost because it related to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     During the year ended June 30, 2006, we received approximately $3.5 million in cash from the exercise of stock options. The aggregate intrinsic value of these options was $1.0 million. A related tax benefit of approximately $0.3 million was recorded during the year and is included in the financing section of the Consolidated Statement of Cash Flows in the line item Proceeds from the Exercise of Stock Options. This benefit resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefit includes $0.1 million of gross windfall tax benefits.
     The following summarizes for each of the three years in the period ended June 30, 2006 the activity relating to stock options granted under the 1995 Plan mentioned above:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	590,104	$38.77	380,664	$34.93	496,941	$34.53
Exercised	(102,272)	33.81	(112,160)	33.74	(109,877)	33.07
Granted	—	—	326,550	41.52	—	—
Forfeited	(16,850)	36.92	(4,950)	38.53	(6,400)	35.48

Outstanding at end of period	470,982	$39.92	590,104	$38.77	380,664	$34.93

Exercisable at end of period	454,667	$39.88	531,255	$38.59	373,809	$34.98

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
     The weighted average remaining contractual life was 2.98 years and 2.96 years for the options outstanding and exercisable, respectively, at the end of the year. The aggregate intrinsic value was $0.4 million for both the options outstanding and exercisable at June 30, 2006.
     The following table summarizes information about the options outstanding at June 30, 2006:

Options Outstanding					Options Exercisable
			Weighted Average
			Remaining
Grant	Exercise	Number	Contractual	Exercise	Number	Weighted Average
Years	Prices	Outstanding	Life in Years	Price	Exercisable	Exercise Price
2001	$29.50	4,325	.75	$29.50	3,389	$29.50
2003	$37.23	163,865	1.75	$37.23	163,865	$37.23
2005	$41.52	302,792	3.67	$41.52	287,413	$41.52
     The following summarizes the status of, and changes to, unvested options during the year ended June 30, 2006:

	Year Ended
	June 30, 2006
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested at beginning of period	58,849	$7.52
Granted	—	—
Vested	(42,534)	7.21
Forfeited	—	—

Unvested at end of period	16,315	$7.82

     At June 30, 2006, there was less than $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1995 Plan. This cost is expected to be recognized over a weighted-average period of 1.3 years.
Note 10 – Pension Benefits
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
     The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2006	2005
Weighted-average assumption as of June 30
Discount rate	6.45%	5.25%
     The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2006	2005	2004
Discount rate	5.25%	6.25%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	9.00%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
     Our investment strategy for our plan assets is to control and manage investment risk through diversification across asset classes and investment styles. By our current corporate guidelines, 50-85% of plan assets may be allocated to equity securities, 15-40% to debt securities and up to 35% to cash. We currently do not expect to make substantial changes in total investment allocation from that of 2006. We expect that a modest allocation to cash will exist within the plans, because each investment manager is likely to hold limited cash in a portfolio. Our plan assets include an investment in shares of our common stock with a market value of $2.7 million and $3.0 million as of June 30, 2006 and 2005, respectively.
     The asset allocation for our plans at June 30 by asset category, is as follows:

	Percentage of
	Noncash Plan Assets
	at June 30
Asset Category	2006	2005
Equity securities	79%	73%
Fixed income	21%	27%

Total	100%	100%

     The expected return on plan assets is based on our historical experience, our plan investment guidelines, and our expectations for long-term rates of return. Our plan investment guidelines are established based upon an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments.
     Relevant information with respect to our pension benefits as of June 30, can be summarized as follows:

	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$48,534	$40,406
Service cost	752	554
Interest cost	2,542	2,531
Amendments	123	—
Actuarial (gain) loss	(7,041)	7,331
Benefits paid	(4,114)	(2,288)

Benefit obligation at end of year	$40,796	$48,534

Change in plan assets
Fair value of plan assets at beginning of year	$37,094	$35,712
Actual return on plan assets	2,612	2,671
Employer contributions	2,853	999
Benefits paid	(4,114)	(2,288)

Fair value of plan assets at end of year	$38,445	$37,094

Reconciliation of funded status
Under funded status	$(2,351)	$(11,440)
Unrecognized net actuarial loss	9,308	17,343
Unrecognized prior service cost	2,308	2,429
Unrecognized net transition (asset) obligation	(1)	31

Prepaid benefit cost	$9,264	$8,363

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	2006	2005
Amounts recognized in the consolidated balance sheets consist of
Prepaid benefit cost(1)	$9,264	$8,363
Accrued benefit liability(2)	(10,584)	(19,803)
Intangible asset(1)	2,000	2,480
Accumulated other comprehensive loss	8,584	17,323

Net amount recognized	$9,264	$8,363

Accumulated benefit obligation	$40,796	$48,534

(1)	Recorded in other noncurrent assets

(2)	Recorded in other noncurrent liabilities
     The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2006	2005
Benefit obligations	$33,376	$48,534
Fair value of plan assets at end of year	$30,613	$37,094
     SFAS No. 87, “Employers’ Accounting for Pensions,” requires recognition in the balance sheet of an additional minimum liability for pension plans with accumulated benefit obligation in excess of plan assets. The following table summarizes the resulting balance sheet changes to record the minimum pension liability at June 30:

	2006	2005	2004
Minimum pension (asset) liability	$(9,219)	$8,237	$(6,373)
Intangible (liability) asset	$(480)	$78	$(621)
Other comprehensive income (loss) net of tax	$5,614	$(5,346)	$3,589
Tax expense (benefit) of other comprehensive income	$3,125	$(2,813)	$2,163
     The following table summarizes the components of net periodic benefit cost at June 30:

	2006	2005	2004
Components of net periodic benefit cost
Service cost	$752	$554	$605
Interest cost	2,542	2,531	2,376
Expected return on plan assets	(2,889)	(2,775)	(2,508)
SFAS 88 settlement charge	574	—	—
Amortization of unrecognized net loss	694	410	699
Amortization of prior service cost	245	234	234
Amortization of unrecognized net obligation existing at transition	35	35	35

Net periodic benefit cost	$1,953	$989	$1,441

     In 2006, one of our plans experienced lump sum payments that exceeded the plan’s annual service and interest costs. This resulted in an accelerated recognition of plan costs of approximately $0.6 million, as required under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” (“SFAS 88”).
     We have not yet finalized our anticipated funding level for 2007, but, based on initial estimates, we anticipate funding approximately $1.5 million.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
     Benefit payments estimated for future years are as follows:

2007	$1,994
2008	$2,081
2009	$2,252
2010	$2,383
2011	$2,421
2012 – 2016	$14,402
Note 11 – Postretirement Benefits
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
     The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2006	2005
Weighted-average assumption as of June 30
Discount rate	6.45%	5.25%
     The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2006	2005	2004
Discount rate	5.25%	6.25%	5.75%
Health care cost trend rate	12.00%	12.00%	9.00%
     Relevant information with respect to our postretirement medical and life insurance benefits as of June 30, can be summarized as follows:

	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$6,764	$5,368
Service cost	175	135
Interest cost	346	323
Actuarial (gain) loss	(252)	1,380
Plan amendments	(22)	6
Benefits paid	(265)	(448)

Benefit obligation at end of year	$6,746	$6,764

Change in plan assets
Employer contributions	$265	$448
Benefits paid	(265)	(448)

Fair value of plan assets at end of year	$—	$—

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	2006	2005
Reconciliation of funded status
Under funded status	$(6,746)	$(6,764)
Unrecognized net actuarial loss	2,717	3,112
Unrecognized prior service asset	(86)	(70)

Accrued benefit cost	$(4,115)	$(3,722)

Amounts recognized in the consolidated balance sheets consist of
Accrued benefit liability(1)	$(4,115)	$(3,722)

Accumulated benefit obligation	$6,746	$6,764

(1)	Recorded in other noncurrent liabilities
     The following table summarizes the components of net periodic benefit cost at June 30:

	2006	2005	2004
Components of net periodic benefit cost
Service cost	$175	$135	$253
Interest cost	346	323	240
Amortization of unrecognized net loss	143	75	36
Amortization of prior service asset	(6)	(7)	(7)

Net periodic benefit cost	$658	$526	$522

     We expect to contribute approximately $0.4 million to our postretirement benefit plans in 2007.
     Benefit payments estimated for future years are as follows:

2007	$377
2008	$378
2009	$344
2010	$341
2011	$364
2012 – 2016	$2,184
     For other postretirement benefit measurement purposes, annual increases in medical costs for 2006 are assumed to total approximately 11% per year and gradually decline to 5% by approximately the year 2012 and remain level thereafter. Annual increases in medical costs for 2005 were assumed to total approximately 12% per year and gradually decline to 5% by approximately the year 2012 and remain level thereafter.
     Assumed health care cost rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$93	$(73)
Effect on postretirement benefit obligation as of June 30, 2006	$981	$(791)
Note 12 – Defined Contribution and Other Employee Plans
     We sponsor eight defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code. Contributions are determined under various formulas, and we contribute to five such plans.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
Costs related to such plans totaled approximately $1.0 million for each of the years ended June 30, 2006, 2005 and 2004.
     Certain of our subsidiaries also participate in multiemployer plans that provide pension and postretirement health and welfare benefits to the union workers at such locations. The contributions required by our participation in the multi-employer plans totaled $3.7 million in 2006 and 2005 and $3.8 million in 2004.
     We also sponsored an Employee Stock Ownership Plan (“ESOP”). Effective January 1, 1998, the ESOP was frozen and all benefit accruals under and further contributions to the ESOP ceased. All participants in the ESOP at that time were immediately 100% vested. We have no further obligation to the ESOP.
     We offer a deferred compensation plan for select employees who may elect to defer a certain percentage of annual compensation. We do not match any contributions. Each participant earns interest based upon the prime rate of interest, adjusted semi-annually, on their respective deferred compensation balance. Participants are paid out upon retirement or termination. Our liability for total deferred compensation and accrued interest was $3.8 million and $3.6 million for the years ended June 30, 2006 and 2005, respectively. Deferred compensation expense totaled $242,000, $157,000 and $108,000 for 2006, 2005 and 2004, respectively.
Note 13 – Commitments
     We have operating leases with initial noncancelable lease terms in excess of one year, covering the rental of various facilities and equipment, which expire at various dates through 2012. Certain of these leases contain renewal options, some provide options to purchase during the lease term and some require contingent rentals based on usage. The future minimum rental commitments due under these leases are summarized as follows (in thousands): 2007–$4,486; 2008–$3,869; 2009–$3,536; 2010–$2,841; 2011–$1,072; thereafter–$205.
     Total rent expense, including short-term cancelable leases, during the years ended June 30, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004
Operating leases:
Minimum rentals	$5,985	$5,385	$5,446
Contingent rentals	554	376	381
Short-term cancelable leases	2,201	2,057	2,094

Total	$8,740	$7,818	$7,921

Note 14 – Contingencies and Environmental Matters
     At June 30, 2006, we are a party to various legal and environmental matters that have arisen in the ordinary course of business. Such matters did not have a material adverse effect on the current year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
     During the second quarter of 2006, we received approximately $11.4 million from the U.S. government under CDSOA compared to approximately $26.2 million received in the second quarter of 2005 and approximately $2.0 million received in the second quarter of 2004. These amounts are recorded as other income in the accompanying financial statements. The CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected by the U.S. Government on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. In July 2006, the U.S. Court of International Trade (“CIT”) ruled unconstitutional CDSOA’s requirement that a company that is not a petitioner must indicate its support for an antidumping petition in order to be eligible for a distribution. The CIT has not ruled on other matters, including any remedy as a result

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
of its ruling. We expect that the ruling of the CIT will be appealed. While CDSOA continues to be in effect in the United States at this time, uncertainties associated with this program leave us unable to predict the amounts, if any, we may be entitled to receive in the future.
     Certain of our automotive accessory products carry explicit limited warranties that extend from 12 months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring obligations under the warranty plans. The warranty accrual as of June 30, 2006 and 2005 is immaterial to our financial condition, and the change in the accrual for 2006 is immaterial to our results of operations and cash flows.
     Approximately 27% of our employees are represented under various collective bargaining agreements, which expire at various times through June 2010. A collective bargaining agreement within our Automotive segment expired in May 2006 and remains subject to further negotiation. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material adverse effect on our business and results of operations.
Note 15 – Restructuring and Impairment Charge
     In the third quarter of 2006, we recorded a noncash impairment charge of $0.6 million ($0.4 million after taxes) related to certain automotive manufacturing equipment. This impairment occurred due to the idling of the equipment, which was used for a specific product that is no longer being produced.
     In the third quarter of 2005, we recorded a noncash impairment charge of $1.6 million ($1.0 million after taxes) relating to certain equipment in two of our business segments. Approximately $0.9 million of the charge related to the impairment of glassware-manufacturing equipment in our Glassware and Candles segment. Approximately $0.7 million of the charge related to the impairment of certain idle manufacturing equipment in our Automotive segment. These impairments occurred due to inefficient production and a slowdown in demand for certain products associated with this equipment. We determined that an impairment existed based on a comparison of the sum of the related, estimated undiscounted future cash flows with the assets’ carrying amounts. We then compared the assets’ carrying amounts to their estimated fair value to determine the amount of impairment to be recorded utilizing market prices of similar equipment as applicable.
     In the fourth quarter of 2004, we recorded a restructuring and impairment charge of approximately $1.1 million ($0.7 million after taxes) for costs incurred as of June 30, 2004 related to the closing of our automotive floor mat manufacturing facility located in Waycross, Georgia. Manufacturing effectively ceased as of June 30, 2004. Approximately 110 hourly and salary employees were impacted by this shutdown. The decision to close the plant was brought on by a decline in demand for compression molded rubber floor mats that resulted in excess segment capacity. The 2004 cash costs associated with this closure totaled approximately $0.3 million and included termination benefits and other closing costs, such as costs to remove and relocate certain equipment, costs to prepare the building for sale, and various other charges. Approximately $0.8 million of the 2004 restructuring and impairment charge related to this facility’s impairment of property, plant and equipment. During 2005, we recorded an additional restructuring and impairment charge of $0.5 million ($0.3 million after taxes) for costs incurred during that period. The majority of this charge resulted in cash outlays and consisted of other closing costs, such as costs to maintain the building and various other charges. During 2006, both the new costs incurred and the cash outlays made for the required upkeep of the facility were immaterial to the consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
     An analysis of our Waycross restructuring activity and the related liability in the Automotive segment is as follows:

			Accrual			Accrual			Accrual
		2004	at		2005	at		2006	at
	2004	Cash	June 30,	2005	Cash	June 30,	2006	Cash	June 30,
	Charge	Outlays	2004	Charge	Outlays	2005	Charge	Outlays	2006
Waycross Restructuring and Impairment Charge
Employee Separation Costs	$233	$(128)	$105	$—	$(105)	$—	$—	$—	$—
Other Costs	39	(5)	34	401	(410)	25	81	(83)	23

Subtotal	272	$(133)	$139	401	$(515)	$25	81	$(83)	$23

Asset Impairment	786			135			—

Waycross Restructuring and Impairment Charge	$1,058			$536			$81

     The restructuring accrual is included in accounts payable and accrued liabilities at June 30, 2006 and 2005. We expect that the remaining cash outlays for this plant closing will be immaterial to the overall consolidated financial statements.
Note 16 – Business Segments Information
     We have evaluated our operations in accordance with SFAS No. 131 and have determined that the business is separated into three distinct operating and reportable segments: “Specialty Foods,” “Glassware and Candles” and “Automotive.”
     Specialty Foods–includes the production and marketing of a family of pourable and refrigerated produce salad dressings, croutons, sauces, refrigerated produce vegetable and fruit dips, chip dips, dry and frozen pasta and egg noodles, caviar, frozen hearth-baked breads, and frozen yeast rolls. Salad dressings, sauces, croutons, frozen pasta and egg noodles, frozen bread products and frozen yeast rolls are sold to both retail and foodservice markets. The remaining products of this business segment are primarily directed to retail markets.
     Glassware and Candles–includes the production and marketing of table and giftware consisting of domestic glassware, both machine pressed and machine blown; imported glassware; candles in a variety of popular sizes, shapes and scents; potpourri and related scented products; industrial glass and lighting components; and glass floral containers. This segment’s products are sold primarily to retail markets such as mass merchandisers and food and drug stores.
     Automotive–includes the production and marketing for original equipment manufacturers and the auto aftermarket of rubber, vinyl and carpet-on-rubber floor mats; truck and trailer splash guards; pickup truck bed mats; aluminum accessories for pickup trucks and vans; and a broad line of additional automotive accessories.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)
     The following table sets forth business segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated net sales in each of the years ending June 30:

	2006	2005	2004
Specialty Foods
Retail	$375,255	$343,658	$326,005
Foodservice	332,774	330,182	313,221

Total Specialty Foods	$708,029	$673,840	$639,226
Glassware and Candles
Consumer Table and Giftware	$170,845	$189,071	$187,322
Nonconsumer Ware and Other	45,697	44,434	43,803

Total Glassware and Candles	$216,542	$233,505	$231,125
Automotive
Original Equipment Manufacturers	$188,338	$146,572	$148,710
Aftermarket	62,351	77,549	77,892

Total Automotive	$250,689	$224,121	$226,602

Total	$1,175,260	$1,131,466	$1,096,953

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
     The following sets forth certain financial information attributable to our business segments for the three years ended June 30, 2006, 2005 and 2004:

	2006	2005	2004
Net Sales(1)
Specialty Foods	$708,029	$673,840	$639,226
Glassware and Candles	216,542	233,505	231,125
Automotive	250,689	224,121	226,602

Total	$1,175,260	$1,131,466	$1,096,953

Operating Income
Specialty Foods	$113,796	$111,392	$109,391
Glassware and Candles	3,614	7,247	9,298
Automotive	2,973	6,082	11,980
Corporate Expenses	(6,928)	(6,808)	(5,926)

Total	$113,455	$117,913	$124,743

Identifiable Assets(1)
Specialty Foods	$274,652	$231,219	$221,953
Glassware and Candles	171,553	187,707	186,332
Automotive	126,755	106,461	106,191
Corporate	55,061	205,891	198,409

Total	$628,021	$731,278	$712,885

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	2006	2005	2004
Capital Expenditures
Specialty Foods	$47,984	$15,152	$8,790
Glassware and Candles	3,847	3,621	4,359
Automotive	10,105	3,791	4,843
Corporate	29	119	180

Total	$61,965	$22,683	$18,172

Depreciation and Amortization
Specialty Foods	$9,767	$9,589	$9,015
Glassware and Candles	14,850	16,387	14,313
Automotive	7,558	7,127	7,776
Corporate	166	159	163

Total	$32,341	$33,262	$31,267

(1)	Net sales and long-lived assets are predominantly domestic.
     Combined net sales from the three segments attributable to Wal-Mart Stores, Inc. totaled approximately $157 million or 13% of consolidated 2006 net sales; $152 million or 13% of consolidated 2005 net sales and $131 million or 12% of consolidated net sales in 2004.
     Combined accounts receivable for the three segments attributable to Wal-Mart Stores, Inc. totaled approximately 13% and 15% of consolidated accounts receivable at June 30, 2006 and 2005, respectively.
Note 17 – Selected Quarterly Financial Data (Unaudited)

				Diluted
	Net	Gross	Net	Earnings
	Sales	Margin	Income	Per Share(4)
2006
First quarter	$285,915	$53,241	$18,046	$.53
Second quarter(1)	312,577	59,954	30,230	.89
Third quarter(2)	282,453	42,047	11,774	.35
Fourth quarter(3)	294,315	59,161	22,904	.70

Year	$1,175,260	$214,403	$82,954	$2.48

2005
First quarter(5)	$281,484	$54,017	$18,378	$.52
Second quarter(6)	297,349	59,359	38,119	1.08
Third quarter(7)	276,822	51,300	16,112	.46
Fourth quarter(8)	275,811	54,787	20,479	.60

Year	$1,131,466	$219,463	$93,088	$2.67

(1)	Included in the second quarter’s earnings are a) income of approximately $7.4 million, net of taxes, or approximately $.22 per share, related to funds received under CDSOA and b) income of $0.5 million, net of taxes, or $.02 per share, related to the sale of idle real estate in the Automotive segment.

(2)	Included in the third quarter’s earnings are a) income of approximately $0.8 million, net of taxes, or approximately $.02 per share, related to a bad debt recovery and b) an asset impairment charge of approximately $0.4 million, net of taxes, or approximately $.01 per share, related to the writedown of certain machinery and equipment in our Automotive segment.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

(3)	Included in the fourth quarter’s earnings are a) expense of approximately $0.4 million, net of taxes, or approximately $.01 per share, related to an SFAS 88 event in our Automotive segment and b) income of approximately $0.9 million, net of taxes, or approximately $.03 per share, related to our annual actuarial review of our self-insured workers’ compensation.

(4)	Quarterly diluted earnings per share do not add due to rounding.

(5)	Included in the first quarter’s earnings are a) income of approximately $0.2 million, net of taxes, or less than $.01 per share, related to the liquidation of certain LIFO inventories carried at lower costs in prior years and b) income of approximately $0.5 million, net of taxes, or approximately $.01 per share, related to a bad debt recovery.

(6)	Included in the second quarter’s earnings is income of approximately $16.4 million, net of taxes, or approximately $.47 per share, related to funds received under CDSOA.

(7)	Included in the third quarter’s earnings is an asset impairment charge of approximately $1.0 million, net of taxes, or approximately $.03 per share, related to the writedown of certain machinery and equipment in the Glassware and Candles segment and the Automotive segment.

(8)	Included in the fourth quarter’s earnings is income of approximately $0.3 million, net of taxes, or less than $.01 per share, related to the liquidation of certain LIFO inventories carried at lower costs in prior years.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.
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
     Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of the end of the most recent year. Deloitte & Touche LLP has issued an attestation report on management’s assessment of our internal control over financial reporting.
     There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Lancaster Colony Corporation
Columbus, Ohio
     We have audited management’s assessment, included in the accompanying Report of Management, that Lancaster Colony Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of June 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows and the financial statement schedule for each of the three years in the period ended June 30, 2006. Our report dated September 7, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
September 7, 2006

Item 9B. Other Information
     None
PART III
     Items 10 through 14 are incorporated herein by reference to the sections captioned “Nomination and Election of Directors,” “Executive Compensation,” “Security Ownership of Certain Beneficial Owners,” “Certain Relationship and Related Transactions,” and “Audit and Related Fees” in the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held November 20, 2006.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2006 and 2005 and for each of the three years in the period ended June 30, 2006 together with the report thereon of Deloitte & Touche LLP dated September 7, 2006 are included in Item 8 of this report:
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets as of June 30, 2006 and 2005
     Consolidated Statements of Income for the years ended June 30, 2006, 2005 and 2004
     Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004
     Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2006, 2005 and 2004
     Notes to Consolidated Financial Statements
     (a) (2) Financial Statement Schedules Required by Item 8. Included in Part IV of this report is the following additional financial data that should be read in conjunction with the consolidated financial statements included in Item 8 of this report:
     Schedule II — Valuation and Qualifying Accounts.
     Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
     (a) (3) Exhibits Required by Item 601 of Regulation S-K and Item 15(b). See Index to Exhibits following “Schedule II – Valuation and Qualifying Accounts.”

SIGNATURES
     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lancaster Colony Corporation

(Registrant)

By:	/s/ John B. Gerlach, Jr.

John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director

Date:	September 7, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John B. Gerlach, Jr.	Chairman,	September 7, 2006

John B. Gerlach, Jr.	Chief Executive Officer,
President and Director

/s/ John L. Boylan	Treasurer, Vice President,	September 7, 2006

John L. Boylan	Assistant Secretary,
Chief Financial Officer
(Principal Financial and
Accounting Officer)
and Director

/s/ James B. Bachmann	Director	August 26, 2006

James B. Bachmann

/s/ Neeli Bendapudi	Director	September 1, 2006

Neeli Bendapudi

/s/ Robert L. Fox	Director	August 25, 2006

Robert L. Fox

/s/ Robert S. Hamilton	Director	August 28, 2006

Robert S. Hamilton

/s/ Edward H. Jennings	Director	August 26, 2006

Edward H. Jennings

/s/ Henry M. O’Neill, Jr.	Director	September 6, 2006

Henry M. O’Neill, Jr.

/s/ Zuheir Sofia	Director	August 28, 2006

Zuheir Sofia

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended June 30, 2006

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at	Charged to				Balance
	Beginning	Costs and				at End
Description	of Year	Expenses		Deductions(A)		of Year
Reserves deducted from asset to which they apply – Allowance for doubtful accounts (amounts in thousands):
Year ended June 30, 2004	$1,952	$(1,174	)(B)	$(1,041	)(B)	$1,819

Year ended June 30, 2005	$1,819	$(673	)(C)	$(684	)(C)	$1,830

Year ended June 30, 2006	$1,830	$(1,058	)(D)	$(325	)(D)	$1,097

Notes:

(A)	Represents uncollectible accounts written-off net of recoveries.

(B)	Includes recovery of previously written-off bad debt related to the 2002 bankruptcy of Kmart Corporation of approximately $1.8 million.

(C)	Includes recovery of previously written-off bad debt related to the 2002 bankruptcy of Kmart Corporation of approximately $1.5 million.

(D)	Includes recovery of previously written-off bad debt related to the 2002 bankruptcy of Kmart Corporation of approximately $1.2 million.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-K
JUNE 30, 2006
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at
3.1	Certificate of Incorporation of the registrant approved by the shareholders November 18, 1991	(e)
.2	Certificate of Amendment to the Articles of Incorporation approved by the shareholders November 16, 1992	(e)
.3	Certificate of Amendment to the Articles of Incorporation approved by the shareholders November 17, 1997	(e)
.4	Regulations of the registrant as amended through November 18, 1991	Filed herewith
.5	Certificate of Designation, Rights and Preferences of the Series A Participating Preferred Stock of Lancaster Colony Corporation	(b)
4.1	Specimen Certificate of Common Stock	(h)
.2	Rights Agreement dated as of April 20, 2000 between Lancaster Colony Corporation and The Huntington Trust Company, N.A.	(g)
.3	Credit Agreement dated as of February 13, 2001 among Lancaster Colony Corporation, The Lenders and Bank One, NA, as Agent	(i)
.4	First Amendment to Credit Agreement dated as of June 24, 2003 among Lancaster Colony Corporation, the Lenders and Bank One, NA as Agent	(j)
.5	Second Amendment to Credit Agreement dated as of March 3, 2005 among Lancaster Colony Corporation, the Lenders and J. P. Morgan Chase Bank, NA as Agent	(o)
10.1	Key Employee Severance Agreement between Lancaster Colony Corporation and John L. Boylan	(c)
.2	1995 Key Employee Stock Option Plan	(d)
.3	Key Employee Severance Agreement between Lancaster Colony Corporation and Bruce L. Rosa	(f)
.4	Lancaster Colony Corporation Executive Employee Deferred Compensation Plan	(h)
.5	Description of Registrant’s Executive Bonus Arrangements	(k)
.6	Design/Build Agreement between T. Marzetti Company, LLC and Shambaugh & Son, L.P.	(l)
.7	2004 Amendment to the Lancaster Colony Corporation Executive Employee Deferred Compensation Plan	(m)
.8	Lancaster Colony Corporation 2005 Executive Employee Deferred Compensation Plan	(n)
.9	Lancaster Colony Corporation 2005 Stock Plan	(a)
21	Significant Subsidiaries of Registrant	Filed herewith
23
The consent of Deloitte & Touche LLP to the incorporation by reference in Registration Statement Nos. 333-01275 and 333-131926 on Form S-8 of their reports dated September 7, 2006, appearing in and incorporated by reference in this Annual Report on Form 10-K of Lancaster Colony Corporation for the year ended June 30, 2006
Filed herewith
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(a)	Indicates the exhibit is incorporated by reference from filing as an appendix to the Proxy Statement of Lancaster Colony Corporation for the Annual Meeting of Shareholders held November 21, 2005.

(b)	Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-Q for the quarter ended March 31, 1990.

(c)	Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 1991.

(d)	Indicates the exhibit is incorporated by reference from the Lancaster Colony Corporation filing on Form S-8 of its 1995 Key Employee Stock Option Plan (Registration Statement No. 333-01275).

(e)	Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 1998.

(f)	Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 1999.

(g)	Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 8-A filed April 20, 2000.

(h)	Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 2000.

(i)	Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-Q for the quarter ended March 31, 2001.

(j)	Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 2003.

(k)	Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-K for the year ended June 30, 2004.

(l)	Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 10-Q for the quarter ended December 31, 2004.

(m)	Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 8-K filed January 3, 2005.

(n)	Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 8-K filed February 25, 2005.

(o)	Indicates the exhibit is incorporated by reference from filing as an exhibit to the Lancaster Colony Corporation report on Form 8-K filed March 7, 2005.