Form 10-Q
period 2006-09-30
LANCASTER COLONY CORP
filed 2006-11-09
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-4065-1

Lancaster Colony Corporation
(Exact name of registrant as specified in its charter)

Ohio	13-1955943

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 West Broad Street Columbus, Ohio	43215

(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐        No    ☑
     As of October 31, 2006, there were approximately 31,852,000 shares of Common Stock, no par value per share, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30	June 30
(Amounts in thousands, except share data)	2006	2006
ASSETS
Current Assets:
Cash and equivalents	$11,750	$6,050
Short-term investments	—	35,765
Receivables (less allowance for doubtful accounts, September — $1,257 and June — $1,097)	123,252	108,987
Inventories:
Raw materials	42,937	40,719
Finished goods and work in process	128,898	121,230

Total inventories	171,835	161,949
Deferred income taxes and other current assets	27,781	26,032

Total current assets	334,618	338,783

Property, Plant and Equipment:
Land, buildings and improvements	147,725	137,233
Machinery and equipment	398,785	399,914

Total cost	546,510	537,147
Less accumulated depreciation	356,248	349,875

Property, plant and equipment — net	190,262	187,272

Other Assets:
Goodwill — net	79,219	79,219
Other intangible assets — net	4,285	4,416
Other noncurrent assets	17,958	18,331

Total	$626,342	$628,021

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$51,228	$47,684
Accrued liabilities	59,828	55,816

Total current liabilities	111,056	103,500

Other Noncurrent Liabilities	23,822	21,734

Deferred Income Taxes	6,793	8,366

Shareholders’ Equity:
Preferred stock — authorized 3,050,000 shares; outstanding — none
Common stock — authorized 75,000,000 shares; outstanding — September 30, 2006 — 31,852,325 shares; June 30, 2006 — 32,245,735 shares	80,298	78,017
Retained earnings	930,893	925,388
Accumulated other comprehensive loss	(5,284)	(5,277)

Total	1,005,907	998,128
Common stock in treasury, at cost	(521,236)	(503,707)

Total shareholders’ equity	484,671	494,421

Total	$626,342	$628,021

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2006	2005

Net Sales	$289,035	$285,915

Cost of Sales	242,703	232,674

Gross Margin	46,332	53,241

Selling, General and Administrative Expenses	24,961	26,034

Restructuring and Impairment Charge	19	24

Operating Income	21,352	27,183

Interest Income and Other — Net	378	1,386

Income Before Income Taxes	21,730	28,569

Taxes Based on Income	7,949	10,523

Net Income	$13,781	$18,046

Net Income Per Common Share:
Basic and diluted	$.43	$.53

Cash Dividends Per Common Share	$.26	$.25

Weighted Average Common Shares Outstanding:
Basic	31,919	34,220
Diluted	31,936	34,287
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30
(Amounts in thousands)	2006	2005

Cash Flows From Operating Activities:
Net income	$13,781	$18,046
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,553	8,240
Deferred income taxes and other noncash charges	(357)	(2,280)
Restructuring and impairment charge	(11)	17
(Gain) loss on sale of property	(101)	9
Loss on sale of business	—	202
Payments to pension plans	(53)	(53)
Changes in operating assets and liabilities:
Receivables	(14,264)	(21,111)
Inventories	(9,886)	(11,404)
Other current assets	(2,449)	(2,369)
Accounts payable and accrued liabilities	11,818	9,935

Net cash provided by (used in) operating activities	6,031	(768)

Cash Flows From Investing Activities:
Payments on property additions	(10,252)	(16,734)
Proceeds from sale of property	104	2
Proceeds from sale of business	—	476
Purchases of short-term investments	—	(10,000)
Proceeds from short-term investment sales, calls and maturities	35,765	24,340
Other — net	(201)	(297)

Net cash provided by (used in) investing activities	25,416	(2,213)

Cash Flows From Financing Activities:
Payment of dividends	(8,276)	(8,557)
Purchase of treasury stock	(17,529)	(8,327)
Proceeds from the exercise of stock options	2,266	2,540
(Decrease) increase in cash overdraft balance	(2,201)	2,816

Net cash used in financing activities	(25,740)	(11,528)

Effect of exchange rate changes on cash	(7)	2

Net change in cash and equivalents	5,700	(14,507)
Cash and equivalents at beginning of year	6,050	113,265

Cash and equivalents at end of period	$11,750	$98,758

Supplemental Disclosure Of Operating Cash Flows:
Cash paid during the period for income taxes	$1,260	$858

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except share and per share amounts)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
     The interim consolidated financial statements are unaudited but, in our opinion, reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended June 30, 2006. Unless otherwise noted, references to “year” pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2007 refers to fiscal 2007, which is the period from July 1, 2006 to June 30, 2007.
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at September 30, 2006 and 2005 were $1.3 million and $3.7 million, respectively. These purchases, less the preceding June 30 balances, have been excluded from the property additions in the Consolidated Statements of Cash Flows.
Significant Accounting Policies
     There were no changes to our Significant Accounting Policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.
Note 2 — Short-Term Investments
     We held no short-term investments at September 30, 2006. At June 30, 2006, we held $35.8 million of short-term investments, which consisted of auction rate securities and variable rate demand obligations classified as available-for-sale securities.
     Our June 30 short-term investments by contractual maturity were as follows:

June 30
2006
Due within one year	$—
Due between one and five years	—
Due after ten years	35,765

Total short-term investments	$35,765

     We had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.
Note 3 — Impact of Recently Issued Accounting Standards
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current-year financial statements for purposes of determining whether the current-year financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings if material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial position or results of operations.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except share and per share amounts)
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This pronouncement is effective at the end of our 2007 fiscal year. We are currently evaluating the impact that SFAS 158 will have on our financial position.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 157 will have on our financial position or results of operations.
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
Note 4 — Goodwill and Other Intangible Assets
     Goodwill attributable to the Specialty Foods and Automotive segments was $78.2 million and $1.0 million, respectively, at September 30 and June 30, 2006.
     The following table summarizes our segment identifiable other intangible assets as of September 30 and June 30, 2006:

	September 30	June 30
	2006	2006
Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(142)	(140)

Net Carrying Value	$228	$230

Customer Lists (12-year life)
Gross carrying value	$4,100	$4,100
Accumulated amortization	(940)	(854)

Net Carrying Value	$3,160	$3,246

Non-compete Agreements (8-year life)
Gross carrying value	$1,200	$1,200
Accumulated amortization	(412)	(375)

Net Carrying Value	$788	$825

Glassware and Candles — Customer Lists (12-year life)
Gross carrying value	$250	$250
Accumulated amortization	(141)	(135)

Net Carrying Value	$109	$115

Total Net Carrying Value	$4,285	$4,416

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except share and per share amounts)
     Amortization expense relating to these assets was approximately $0.1 million for the three months ended September 30, 2006 and 2005. Total annual amortization expense is estimated to be approximately $0.5 million for each of the next four years and approximately $0.4 million for the fifth year.
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
     The following table discloses net periodic benefit cost for our pension plans:

	Three Months
	Ended
	September 30
	2006	2005
Components of net periodic benefit cost
Service cost	$127	$188
Interest cost	632	635
Expected return on plan assets	(748)	(723)
Amortization of unrecognized net loss	65	177
Amortization of prior service cost	61	59
Amortization of unrecognized net obligation existing at transition	1	9

Net periodic benefit cost	$138	$345

     For the three months ended September 30, 2006, we made approximately $0.1 million in contributions to our pension plans. We expect to make approximately $1.4 million more in contributions to our pension plans during the remainder of this fiscal year.
Note 6 — Postretirement Benefits
     We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
     The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months
	Ended
	September 30
	2006	2005
Components of net periodic benefit cost
Service cost	$33	$44
Interest cost	106	87
Amortization of unrecognized net loss	32	36
Amortization of prior service asset	(2)	(2)

Net periodic benefit cost	$169	$165

     For the three months ended September 30, 2006, we made approximately $0.1 million in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.3 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of this fiscal year.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except share and per share amounts)
Note 7 — Stock Options
     As approved by our shareholders in November 1995, the terms of the 1995 Key Employee Stock Option Plan (“the 1995 Plan”) reserved 3,000,000 common shares for issuance to qualified key employees. All options granted under the 1995 Plan were exercisable at prices not less than fair market value as of the date of grant. The 1995 Plan expired in August 2005, but there are still options outstanding that were issued under this plan. In general, options granted under the 1995 Plan vested immediately and had a maximum term of five years. Our policy is to issue shares upon option exercise from new shares that had been previously authorized.
     Our shareholders approved the adoption of a new equity compensation plan, the Lancaster Colony Corporation 2005 Stock Plan, at our 2005 Annual Meeting of Shareholders, which was held on November 21, 2005. This new plan reserved 2,000,000 common shares for issuance to our key employees and directors, and all options that will be granted under the plan will be exercisable at prices not less than fair market value as of the date of the grant.
     There were no grants of options in the quarters ended September 30, 2006 and 2005.
     Under SFAS 123R, we calculate fair value of option grants using the Black-Scholes option-pricing model. Assumptions used in the model for the prior-year grants are described in our Annual Report on Form 10-K for the year ended June 30, 2006. Total compensation cost related to share-based payment arrangements for the periods ended September 30, 2006 and 2005 was less than $0.1 million and approximately $0.2 million, respectively. These amounts were reflected in Selling, General and Administrative Expenses and have been allocated to each segment appropriately. There were no tax benefits recorded for these compensation costs because they relate to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     During the quarters ended September 30, 2006 and 2005, we received approximately $2.1 million in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $0.4 million for September 30, 2006 and 2005. A related tax benefit of approximately $0.1 million and $0.2 million was recorded in the first quarter ended September 30, 2006 and 2005, respectively, and was included in the financing section of the Consolidated Statement of Cash Flows. This benefit resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefit includes less than $0.1 million of gross windfall tax benefits for the period ended September 30, 2006 and 2005.
     The following summarizes the activity relating to stock options granted under the 1995 Plan mentioned above for the quarter ended September 30, 2006:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	470,982	$39.92
Exercised	(57,004)	37.43
Granted	—	—
Forfeited	(4,492)	41.52

Outstanding at end of period	409,486	$40.25	2.85	$1,849

Exercisable at end of period	393,171	$40.22	2.84	$1,785

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except share and per share amounts)
     The following summarizes the status of, and changes to, unvested options during the quarter ended September 30, 2006:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested at beginning of period	16,315	$7.82
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested at end of period	16,315	$7.82

     At September 30, 2006, there was less than $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1995 Plan. This cost is expected to be recognized over a weighted-average period of 1.2 years.
Note 8 — Business Segment Information
     The following summary financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2006 consolidated financial statements:

	Three Months Ended
	September 30
	2006	2005
Net Sales
Specialty Foods	$172,287	$169,534
Glassware and Candles	54,506	60,275
Automotive	62,242	56,106

Total	$289,035	$285,915

Operating Income
Specialty Foods	$24,182	$25,844
Glassware and Candles	(801)	2,203
Automotive	(531)	1,134
Corporate expenses	(1,498)	(1,998)

Total	$21,352	$27,183

Note 9 — Commitments and Contingencies
     In addition to the unusual items discussed below, at September 30, 2006, we were a party to various claims and litigation matters that had arisen in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
     Due to issues arising from the alleged late payment of real estate taxes, the Polk County, Iowa Treasurer filed an interpleader action in August 2006 requesting that the Polk County District Court determine the proper ownership of certain real estate associated with the principal manufacturing facility of our aluminum automotive accessory operations in Des Moines, Iowa. No discovery has commenced and no trial date has been scheduled for this case, but we have filed an answer and counterclaim supporting our position that we have good and marketable title to the property. We intend to defend this matter vigorously, and, based on the advice of legal counsel, we believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial statements. However, all litigation is subject to inherent

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except share and per share amounts)
uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations.
     In September 2006, the labor union at our automotive floor mat manufacturing facility located in Coshocton, Ohio went on strike. The strike is currently ongoing and we have incurred additional costs for security and related matters. We have been able to maintain shipments to our customers without significant disruption. If the strike continues for a prolonged period, it is unclear whether it will have a material adverse effect on our business or results of operations.
     We received an $11.4 million distribution from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) in the second quarter of 2006, as compared to a $26.2 million distribution in the same period of 2005. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected by the U.S. government on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. In July 2006, the U.S. Court of International Trade (“CIT”) ruled unconstitutional, on First Amendment grounds, CDSOA’s requirement that a company that is not a petitioner must have indicated its support for an antidumping petition in order to be eligible for a distribution. In September 2006, the CIT, in a separate case, ruled the requirement unconstitutional on Equal Protection grounds. Other cases challenging the constitutionality of CDSOA are pending before the CIT, including three that have been assigned to a panel of three CIT judges. None of the cases have been finally determined with respect to all issues, including any remedy. We expect that the rulings of the CIT, once finalized, will be appealed. The ultimate resolution of the pending litigation, its timing and what, if any, effects the litigation will have on our receipt of future CDSOA distributions is uncertain. As CDSOA distributions are dependent on factors outside of our control, it is not possible for us to predict the amount of distributions, if any, we may receive in the future.
     Certain of our automotive accessory products carry explicit limited warranties that extend from twelve months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of September 30 and June 30, 2006 is immaterial to our financial position, and the change in the accrual for the current quarter of 2007 is immaterial to our results of operations and cash flows.
Note 10 — Comprehensive Income
     Total comprehensive income for the three months ended September 30, 2006 and 2005 was approximately $13.8 million and $18.0 million, respectively. The September 30, 2006 and 2005 comprehensive income consists of net income and foreign currency translation adjustments.

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
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the matters that we consider to be important in understanding the results of our operations for the three months ended September 30, 2006 and our financial condition as of September 30, 2006. Unless otherwise noted, references herein to “year” pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2007 refers to fiscal 2007, which is the period from July 1, 2006 to June 30, 2007. In the discussion that follows, we analyze the results of our operations for the last three months, including the trends in the overall business, followed by a discussion of our financial condition.
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
     In April 2006, we announced that we are exploring strategic alternatives, including potential divestitures, among our nonfood operations. This process is ongoing with the assistance of outside financial advisors, but there is no assurance that any specific transaction will result. Given the current status of the project, it is unlikely that we will see significant developments until December of this year or later.
     In September 2006, the labor union at our automotive floor mat manufacturing facility located in Coshocton, Ohio went on strike. The strike is currently ongoing and we have incurred additional costs for security and related matters. We have been able to maintain shipments to our customers without significant disruption. If the strike continues for a prolonged period, it is unclear whether it will have a material adverse effect on our business or results of operations.
     We received an $11.4 million distribution from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) in the second quarter of 2006, as compared to a $26.2 million distribution in the same period of 2005. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected by the U.S. government on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. In July 2006, the U.S. Court of International Trade (“CIT”) ruled unconstitutional, on First Amendment grounds, CDSOA’s requirement that a company that is not a petitioner must have indicated its support for an antidumping petition in order to be eligible for a distribution. In September 2006, the CIT, in a separate case, ruled the requirement unconstitutional on Equal Protection grounds. Other cases challenging the constitutionality of CDSOA are pending before the CIT, including three that have been assigned to a panel of three CIT judges. None of the cases have been finally determined with respect to all issues, including any remedy. We expect that the rulings of the CIT, once finalized, will be appealed. The ultimate resolution of the pending litigation, its timing and what, if any, effects the litigation will have on our receipt of future CDSOA distributions is uncertain. As CDSOA distributions are dependent on factors outside of our control, it is not possible for us to predict the amount of distributions, if any, we may receive in the future.

Forward-Looking Statements
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope,” or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments, and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including the strength of the economy, slower than anticipated sales growth, the extent of operational efficiencies achieved, the success of new product introductions, price and product competition, and increases in energy and raw-material costs. Management believes these forward-looking statements to be reasonable; however, undue reliance should not be placed on such statements that are based on current expectations. We undertake no obligation to publicly update such forward-looking statements. Specific influences relating to forward-looking statements are numerous, including the uncertainty regarding the effect or outcome of our decision to explore strategic alternatives among our nonfood operations. More detailed statements regarding significant events that could affect our financial results are included in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission.
Summary of Results
     The following is an overview of our consolidated operating results for the three months ended September 30, 2006.
     Net sales for the first quarter ended September 30, 2006 increased 1% to $289.0 million from the prior-year first quarter total of $285.9 million. Gross margin decreased 13% to $46.3 million from the prior-year first quarter total of $53.2 million. Net income for the current-year first quarter was $13.8 million, or $.43 per diluted share, compared to $18.0 million, or $.53 per diluted share, in the comparable period of 2006.
     Even though we achieved record consolidated sales for the quarter, we experienced decreased sales within our Glassware and Candles segment, as influenced by softer candle demand and a shifting of certain candle orders to the second quarter of 2007. There was also weaker demand for several retail product lines within our Specialty Foods segment. Our manufacturing costs continue to be influenced by higher nonfood raw-material costs, especially for paraffin wax, aluminum and carpet, but energy costs have somewhat abated as compared to the prior-year levels. Our sales mix was also less favorable in the Specialty Foods segment. We have been able to maintain a strong balance sheet with no debt through the first quarter of 2007.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended
	September 30
	2006	2005	Change
Net Sales
Specialty Foods	$172,287	$169,534	$2,753	2%
Glassware and Candles	54,506	60,275	(5,769)	(10)%
Automotive	62,242	56,106	6,136	11%

Total	$289,035	$285,915	$3,120	1%

Gross Margin	$46,332	$53,241	$(6,909)	(13)%

Gross Margin as a Percent of Sales	16.0%	18.6%

     Consolidated net sales for the most recent quarter increased 1%, reflecting 11% growth in sales of the Automotive segment and 2% growth in sales of the Specialty Foods segment, as partially offset by lower sales in the Glassware and Candles segment.
     For the quarter ended September 30, 2006, net sales of the Specialty Foods segment totaled $172.3 million, an increase of 2% over the prior-year total of $169.5 million. The segment’s increased sales reflected higher foodservice volumes offset somewhat by a slight decline in retail sales. The foodservice growth was volume-driven among many accounts. The decline in retail sales occurred mainly in frozen foods and was influenced by competitive market conditions, although this impact was partially offset by modest price increases among various retail products. Relative to many of our retail products associated with salad usage, we also believe that sales may have been adversely affected late in the first quarter due to media reports of bagged-spinach contamination resulting in generally reduced consumer demand for salad-related products.
     Net sales of the Glassware and Candles segment for the first quarter ended September 30, 2006 totaled $54.5 million, a 10% decline from the prior-year quarter total of $60.3 million. This decrease was attributable to weaker candle volumes and the timing of certain candle orders expected to be shipped in this year’s first quarter being delayed until October.
     Automotive segment net sales for the first quarter ended September 30, 2006 totaled $62.2 million, an 11% increase from the prior-year first quarter total of $56.1 million. Improved sales of aluminum accessories and floor mats continued to drive the growth in this segment. The aluminum accessory and floor mat growth was due to increased shipments to original equipment manufacturers. Overall, aftermarket volumes declined.
     As a percentage of sales, our consolidated gross margin for the three months ended September 30, 2006 was 16.0%, down from the 18.6% achieved in the prior-year comparative period.
     In the Specialty Foods segment, gross margin percentages declined for the quarter despite benefiting from the higher sales volumes, modestly higher pricing and relatively stable ingredient costs. Among factors adversely affecting margins were an unfavorable retail sales mix, advertising costs associated with pourable salad dressings and start-up costs related to production at the segment’s new dressing manufacturing facility located in Kentucky.
     Gross margin percentages in the Glassware and Candles segment for the quarter ended September 30, 2006 declined from the prior-year period due to lower sales and markedly higher paraffin wax costs, which remain at higher than year-ago levels as we enter the second quarter of 2007.
     Within our Automotive segment, gross margin percentages for the quarter declined due to several factors, including the extent of continuing higher raw-material costs, such as for aluminum and carpet. Also affecting margins were operating inefficiencies within our extruded floor mat operations, less favorable overhead absorption associated with rubber floor mat production and costs related to the labor strike at our Coshocton, Ohio facility that began in late September 2006. Many of this segment’s raw-material costs remain above year-ago levels as we enter the second quarter of 2007.
Selling, General and Administrative Expenses

	Three Months Ended
	September 30
	2006	2005	Change
Selling, General and Administrative Expenses	$24,961	$26,034	$(1,073)	(4)%

SG&A Expenses as a Percent of Sales	8.6%	9.1%

     Consolidated selling, general and administrative costs of $25.0 million for the three months ended September 30, 2006 decreased by 4% from the $26.0 million incurred for the three months ended September 30, 2005. The decrease was mainly due to the decline of such costs in the Glassware and Candles segment as influenced by lower sales commissions resulting from lower sales.

Operating Income
     The foregoing factors contributed to consolidated operating income totaling $21.4 million for the three months ended September 30, 2006. This amount represents a decrease of 21% from the prior-year quarter. By segment, our operating income can be summarized as follows:

	Three Months Ended
	September 30
	2006	2005	Change
Operating Income
Specialty Foods	$24,182	$25,844	$(1,662)	(6)%
Glassware and Candles	(801)	2,203	(3,004)	(136)%
Automotive	(531)	1,134	(1,665)	(147)%
Corporate Expenses	(1,498)	(1,998)	500	(25)%

Total	$21,352	$27,183	$(5,831)	(21)%

Operating Income as a Percent of Sales
Specialty Foods	14.0%	15.2%
Glassware and Candles	(1.5)%	3.7%
Automotive	(0.9)%	2.0%
Consolidated	7.4%	9.5%
Interest Income and Other — Net
     The quarter ended September 30, 2006 included interest income and other of $0.4 million, as compared to $1.4 million in the corresponding period of the prior year. The quarter-over-quarter decrease was primarily due to lower interest income, despite higher interest rates, as cash, cash equivalents, and short-term investments decreased significantly as compared to the prior-year quarter due to the extent of current and prior-year treasury share repurchases, dividend payments and capital expenditures.
Income Before Income Taxes
     As impacted by the factors discussed above, income before income taxes for the period ended September 30, 2006 decreased by $6.9 million to $21.7 million from the prior-year total of $28.6 million. Our effective tax rate of 36.6% was comparable to the prior-year rate of 36.8%.
Net Income
     First quarter net income for 2007 of $13.8 million decreased from the preceding year’s net income for the quarter of $18.0 million, as influenced by the factors noted above. Net income per share for the first quarter of 2007, as influenced by the extent of share repurchases under our share repurchase program, totaled $.43 per basic and diluted share, as compared to $.53 per basic and diluted share recorded in the prior year.
FINANCIAL CONDITION
     For the three months ended September 30, 2006, net cash provided by operating activities totaled $6.0 million as compared to $0.8 million used in the prior-year period. The increase results primarily from the reduced level of net income being more than offset by comparatively favorable relative changes in working capital components, and changes in deferred income taxes. The balance sheet increase in accounts receivable from June 30 to September 30 was influenced by the seasonality of Glassware and Candles segment sales.
     Cash provided by investing activities for the three months ended September 30, 2006 was $25.4 million, an increase of $27.6 million, as compared to the prior-year use of $2.2 million due to the change in net short-term investments and lower capital expenditures occurring in the current year. Prior-year capital expenditures were higher due to the construction of a new salad dressing facility, which was completed in early 2007. Capital expenditures for 2007 could exceed $50 million, as we are planning the construction of a new frozen roll manufacturing facility to complement our existing operations.
     Cash used in financing activities for the three months ended September 30, 2006 of $25.7 million increased from the prior-year total of $11.5 million due primarily to increased share repurchases. At

September 30, 2006, approximately 2,483,000 shares remain authorized for future buyback under the existing buyback program.
     We believe that internally generated funds, our existing aggregate balances in cash and cash equivalents, in addition to our currently available bank credit arrangements, should be adequate to meet our foreseeable cash requirements.
CONTRACTUAL OBLIGATIONS
     We have various contractual obligations, which are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of September 30, 2006 and future minimum lease payments for the use of property and equipment under operating lease agreements. There have been no significant changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.
CRITICAL ACCOUNTING POLICIES
     There have been no changes in critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current-year financial statements for purposes of determining whether the current-year financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings if material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial position or results of operations.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This pronouncement is effective at the end of our 2007 fiscal year. We are currently evaluating the impact that SFAS 158 will have on our financial position.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 157 will have on our financial position or results of operations.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting. During the first quarter of 2007, we implemented a new manufacturing and inventory software system within our Glassware and Candles segment. We believe that the system and related process changes will enhance internal control over financial reporting.
     No other changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Due to issues arising from the alleged late payment of real estate taxes, the Polk County, Iowa Treasurer filed an interpleader action in August 2006 requesting that the Polk County District Court determine the proper ownership of certain real estate associated with the principal manufacturing facility of our aluminum automotive accessory operations in Des Moines, Iowa. No discovery has commenced and no trial date has been scheduled for this case, but we have filed an answer and counterclaim supporting our position that we have good and marketable title to the property. We intend to defend this matter vigorously, and, based on the advice of legal counsel, we believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial statements. However, all litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed under Item 1A in our June 30, 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) In both May 2006 and 2005, our Board of Directors approved share repurchase authorizations of 2,000,000 shares, of which approximately 2,483,000 shares remain authorized for future repurchases at September 30, 2006. In the first quarter, we made the following repurchases of our common stock:

			Total Number	Maximum Number
	Total	Average	of Shares	of Shares That May
	Number	Price	Purchased as	Yet be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plans or
Period	Purchased	Share	Announced Plans	Programs
July 1-31, 2006	300,337	$38.69	300,337	2,633,535
August 1-31, 2006	150,077	$39.36	150,077	2,483,458
September 1-30, 2006	—	$—	—	2,483,458
     These share repurchase authorizations do not have a stated expiration date.
Item 6. Exhibits. See Index to Exhibits following Signatures.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation

(Registrant)
Date: November 9, 2006	By:	/s/John B. Gerlach, Jr. John B. Gerlach, Jr. Chairman, Chief Executive Officer, President and Director
Date: November 9, 2006	By:	/s/John L. Boylan

John L. Boylan Treasurer, Vice President, Assistant Secretary, Chief Financial Officer (Principal Financial and Accounting Officer) and Director

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2006
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith