Form 10-Q
period 2006-12-31
LANCASTER COLONY CORP
filed 2007-02-08
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 31, 2007, there were approximately 31,602,000 shares of Common Stock, no par value per share, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31	June 30
(Amounts in thousands, except share data)	2006	2006
ASSETS
Current Assets:
Cash and equivalents	$10,801	$6,050
Short-term investments	—	35,765
Receivables (less allowance for doubtful accounts, December – $1,191 and June – $1,097)	119,506	108,987
Inventories:
Raw materials	47,253	40,719
Finished goods and work in process	103,894	121,230

Total inventories	151,147	161,949
Deferred income taxes and other current assets	28,696	26,032

Total current assets	310,150	338,783

Property, Plant and Equipment:
Land, buildings and improvements	151,379	137,233
Machinery and equipment	399,677	399,914

Total cost	551,056	537,147
Less accumulated depreciation	355,444	349,875

Property, plant and equipment – net	195,612	187,272

Other Assets:
Goodwill	79,219	79,219
Other intangible assets – net	4,155	4,416
Other noncurrent assets	18,465	18,331

Total	$607,601	$628,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,147	$47,684
Accrued liabilities	51,793	55,816

Total current liabilities	95,940	103,500

Other Noncurrent Liabilities	22,234	21,734

Deferred Income Taxes	6,514	8,366

Shareholders’ Equity:
Preferred stock – authorized 3,050,000 shares; outstanding – none
Common stock – authorized 75,000,000 shares; outstanding –
December 31, 2006 – 31,602,333 shares;
June 30, 2006 – 32,245,735 shares	80,597	78,017
Retained earnings	940,191	925,388
Accumulated other comprehensive loss	(5,817)	(5,277)

Total	1,014,971	998,128
Common stock in treasury, at cost	(532,058)	(503,707)

Total shareholders’ equity	482,913	494,421

Total	$607,601	$628,021

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2006	2005	2006	2005
Net Sales	$316,497	$312,577	$605,532	$598,492

Cost of Sales	262,750	252,623	505,453	485,297

Gross Margin	53,747	59,954	100,079	113,195

Selling, General and Administrative Expenses	26,335	25,842	51,296	51,876

Restructuring and Impairment Charge	26	19	45	43

Operating Income	27,386	34,093	48,738	61,276

Other Income (Expense):
Interest Expense	(13)	—	(13)	—
Other Income – Continued Dumping and Subsidy Offset Act	699	11,376	699	11,376
Interest Income and Other – Net	187	1,263	565	2,649

Income Before Income Taxes	28,259	46,732	49,989	75,301

Taxes Based on Income	10,430	16,502	18,379	27,025

Net Income	$17,829	$30,230	$31,610	$48,276

Net Income Per Common Share:
Basic and Diluted	$.56	$.89	$.99	$1.42

Cash Dividends Per Common Share	$.27	$2.26	$.53	$2.51

Weighted Average Common Shares Outstanding:
Basic	31,735	33,838	31,827	34,029
Diluted	31,770	33,861	31,853	34,074
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31
(Amounts in thousands)	2006	2005
Cash Flows From Operating Activities:
Net income	$31,610	$48,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,380	16,540
Deferred income taxes and other noncash charges	(750)	(3,238)
Restructuring and impairment charge	(21)	(26)
Gain on sale of property	(474)	(813)
(Gain) loss on sale of business	(8)	202
Payments to pension plans	(173)	(106)
Changes in operating assets and liabilities:
Receivables	(10,519)	(21,681)
Inventories	10,802	526
Other current assets	(2,285)	(2,858)
Accounts payable and accrued liabilities	(1,745)	2,702

Net cash provided by operating activities	41,817	39,524

Cash Flows From Investing Activities:
Payments on property additions	(23,485)	(35,075)
Proceeds from sale of property	913	1,155
Proceeds from sale of business	8	476
Purchases of short-term investments	—	(24,700)
Proceeds from short-term investment sales, calls and maturities	35,765	31,050
Other – net	(1,108)	(829)

Net cash provided by (used in) investing activities	12,093	(27,923)

Cash Flows From Financing Activities:
Purchase of treasury stock	(28,350)	(31,042)
Payment of dividends	(16,808)	(84,722)
(Decrease) increase in cash overdraft balance	(6,521)	1,656
Proceeds from the exercise of stock options	2,532	2,333

Net cash used in financing activities	(49,147)	(111,775)

Effect of exchange rate changes on cash	(12)	(2)

Net change in cash and equivalents	4,751	(100,176)
Cash and equivalents at beginning of year	6,050	113,265

Cash and equivalents at end of period	$10,801	$13,089

Supplemental Disclosure Of Operating Cash Flows:
Cash paid during the period for income taxes	$20,401	$25,415

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share data)
Note 1 – Summary of Significant Accounting Policies
  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended June 30, 2006. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2007 refers to fiscal 2007, which is the period from July 1, 2006 to June 30, 2007.
  Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at December 31, 2006 and 2005 were approximately $0.7 million and $2.9 million, respectively. These purchases, less the preceding June 30 balances, have been excluded from the property additions in the Consolidated Statements of Cash Flows.
  Significant Accounting Policies
     There were no changes to our Significant Accounting Policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.
Note 2 – Short-Term Investments
     We held no short-term investments at December 31, 2006. At June 30, 2006, we held $35.8 million in short-term investments, which consisted of auction rate securities and variable rate demand obligations classified as available-for-sale securities.
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
(Tabular amounts in thousands, except share and per share data)
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
Note 4 – Goodwill and Other Intangible Assets
     Goodwill attributable to the Specialty Foods and Automotive segments was $78.2 million and $1.0 million, respectively, at December 31 and June 30, 2006.
     The following table summarizes our segment identifiable other intangible assets as of December 31 and June 30, 2006:

	December 31	June 30
	2006	2006
Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(144)	(140)

Net Carrying Value	$226	$230

Customer Lists (12-year life)
Gross carrying value	$4,100	$4,100
Accumulated amortization	(1,025)	(854)

Net Carrying Value	$3,075	$3,246

Non-compete Agreements (8-year life)
Gross carrying value	$1,200	$1,200
Accumulated amortization	(450)	(375)

Net Carrying Value	$750	$825

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)

	December 31	June 30
	2006	2006
Glassware and Candles – Customer Lists (12-year life)
Gross carrying value	$250	$250
Accumulated amortization	(146)	(135)

Net Carrying Value	$104	$115

Total Net Carrying Value	$4,155	$4,416

     Amortization expense relating to these assets for the three and six months ended December 31, 2006 and 2005 was approximately $0.1 million and $0.3 million, respectively. Total annual amortization expense is estimated to be approximately $0.5 million for each of the next four years and approximately $0.4 million for the fifth year.
Note 5 – Short-Term Borrowings
     As of December 31, 2006, we had an uncommitted line of credit for short-term borrowings from one bank of $25 million. The line of credit has been granted at the discretion of the lending bank and, generally, is subject to periodic review. For the three and six months ended December 31, 2006, we incurred interest expense of less than $0.1 million related to borrowings under the line of credit. The weighted average interest rate on these borrowings was 5.625%. At December 31, 2006, no borrowings remained outstanding under the line of credit.
Note 6 – Pension Benefits
     We and certain of our operating subsidiaries provide multiple defined benefit pension plans. Benefits under the plans are primarily based on negotiated rates and years of service and cover the union workers at various locations. We contribute to these plans at least the minimum amount required by regulation or contract. We recognize the cost of plan benefits as the employees render service.
     The following table discloses net periodic benefit cost for our pension plans:

	Three Months		Six Months
	Ended		Ended
	December 31		December 31
	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$127	$188	$254	$376
Interest cost	632	635	1,264	1,270
Expected return on plan assets	(748)	(723)	(1,496)	(1,446)
SFAS 88 settlement charge	351	—	351	—
Amortization of unrecognized net loss	65	177	130	354
Amortization of prior service cost	61	58	122	117
Amortization of unrecognized net obligation existing at transition	1	9	2	18

Net periodic benefit cost	$489	$344	$627	$689

     In 2007, one of our plans experienced lump sum payments that exceeded the plan’s annual service and interest costs. This resulted in an accelerated recognition of plan costs of approximately $0.4 million, as required under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” (“SFAS 88”).
     For the three and six months ended December 31, 2006, we made approximately $0.1 million and $0.2 million in contributions to our pension plans, respectively. We expect to make approximately $1.3 million more in contributions to our pension plans during the remainder of this year.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Note 7 – Postretirement Benefits
     We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
     The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months		Six Months
	Ended		Ended
	December 31		December 31
	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$25	$43	$58	$87
Interest cost	92	86	198	173
Amortization of unrecognized net loss	21	36	53	72
Amortization of prior service asset	(2)	(1)	(4)	(3)
SFAS 88 curtailment benefit	(9)	—	(9)	—

Net periodic benefit cost	$127	$164	$296	$329

     In 2007, one of our plans experienced a curtailment due to a significant reduction in future service, as certain employees were no longer eligible for coverage under the plan. This resulted in the immediate recognition of a portion of the outstanding prior service asset related to the impacted employees, as required under SFAS 88.
     For the three and six months ended December 31, 2006, we made less than $0.1 million and approximately $0.1 million in contributions to our postretirement medical and life insurance benefit plans, respectively. We expect to make approximately $0.2 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of this fiscal year.
Note 8 – Stock-Based Compensation
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
     Our shareholders approved the adoption of a new equity compensation plan, the Lancaster Colony Corporation 2005 Stock Plan (“the 2005 Plan”), at our 2005 Annual Meeting of Shareholders. This new plan reserved 2,000,000 common shares for issuance to our employees and directors, and all options that will be granted under the plan will be exercisable at prices not less than fair market value as of the date of the grant.
  Stock Options
     Under SFAS 123R, we calculate fair value of option grants using the Black-Scholes option-pricing model. Assumptions used in the model for the prior-year grants are described in our Annual Report on Form 10-K for the year ended June 30, 2006. Total compensation cost related to share-based payment arrangements for the three and six months ended December 31, 2006 was less than $0.1 million, as compared to approximately $0.1 million and $0.3 million for the three and six months ended December 31, 2005, respectively. These amounts were reflected in Selling, General and Administrative Expenses and have been allocated to each segment appropriately. No initial tax benefits are recorded for these compensation costs because they relate to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     During the three and six months ended December 31, 2006, we received approximately $0.3 million and $2.4 million, respectively, in cash from the exercise of stock options, as compared to less than $0.1 million and approximately $2.2 million in the corresponding periods of the prior year. The aggregate intrinsic value of the second-quarter option exercises was less than $0.1 million in 2007 and 2006, while the year-to-date aggregate intrinsic value of option exercises was approximately $0.4 million in 2007 and 2006. A related tax benefit of less than $0.1 million and approximately $0.1 million was recorded in the three and six months ended December 31, 2006, respectively, as compared to less than $0.1 million and approximately $0.2 million in the corresponding periods of the prior year. These tax benefits were included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefits include less than $0.1 million of gross windfall tax benefits for the three and six months ended December 31, 2006 and 2005.
     There were no grants of stock options in the six months ended December 31, 2006 and 2005.
     The following summarizes the activity relating to stock options granted under the 1995 Plan mentioned above for the six months ended December 31, 2006:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding stock options at beginning of period	470,982	$39.92
Exercised	(63,804)	37.41
Granted	—	—
Forfeited	(4,792)	41.52

Outstanding stock options at end of period	402,386	$40.30	2.62	$1,615

Exercisable stock options at end of period	386,071	$40.27	2.61	$1,559

     The following summarizes the status of, and changes to, unvested options during the six months ended December 31, 2006:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested stock options at beginning of period	16,315	$7.82
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested stock options at end of period	16,315	$7.82

     At December 31, 2006, there was less than $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1995 Plan. This cost is expected to be recognized over a weighted-average period of 1.3 years.
  Restricted Stock
     On November 20, 2006, we granted a total of 3,500 shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan discussed above. The restricted stock had a grant date fair value of approximately $0.1 million based on a per share closing stock price of $42.70. This restricted stock vests over a one-year period. Dividends earned on the stock are held in escrow and will be paid to the directors at the time the stock vests. Compensation expense related to the restricted stock award will be recognized over the requisite service period.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following summarizes the activity related to restricted stock transactions for the six-month period ended December 31, 2006:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	—	—
Granted	3,500	$42.70
Vested	—	—
Forfeited	—	—

Unvested restricted stock at end of period	3,500	$42.70

     Compensation expense of less than $0.1 million was recorded for the six-month period ended December 31, 2006 in Selling, General and Administrative Expenses. A tax benefit of less than $0.1 million was recorded for the six-month period ended December 31, 2006 related to this restricted stock.
     At December 31, 2006, there is approximately $0.1 million of unrecognized compensation expense that will be recognized over a weighted average period of .9 years.
Note 9 – Business Segment Information
     The following summary financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2006 consolidated financial statements:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005
Net Sales
Specialty Foods	$192,594	$189,505	$364,881	$359,039
Glassware and Candles	70,581	65,269	125,087	125,544
Automotive	53,322	57,803	115,564	113,909

Total	$316,497	$312,577	$605,532	$598,492

Operating Income
Specialty Foods	$30,769	$31,574	$54,951	$57,418
Glassware and Candles	3,923	3,417	3,122	5,620
Automotive	(5,312)	699	(5,843)	1,833
Corporate Expenses	(1,994)	(1,597)	(3,492)	(3,595)

Total	$27,386	$34,093	$48,738	$61,276

Note 10 – Commitments and Contingencies
     In addition to the items discussed below, at December 31, 2006, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
     Due to issues arising from the alleged late payment of real estate taxes, the Polk County, Iowa Treasurer filed an interpleader action in August 2006 requesting that the Polk County District Court determine the proper ownership of certain real estate associated with the principal manufacturing facility of our aluminum automotive accessory operations in Des Moines, Iowa. We have filed an answer and counterclaim supporting our position that we have good and marketable title to the property. We continue to defend this matter vigorously. Based on the advice of legal counsel, we believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial statements. However, all litigation is

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations.
     In September 2006, the labor union at our automotive floor mat manufacturing facility located in Coshocton, Ohio went on strike. We incurred significant costs exceeding $2 million for security, warehousing and other strike-related matters in the second quarter. Although the labor union approved terms of a new labor contract on February 7, 2007, these costs continued up to the settlement date, though to a lesser extent. It is expected that the union workforce will be returning to work by mid February.
     We received a $0.7 million distribution from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) in the second quarter of 2007, as compared to a distribution of $11.4 million in the corresponding period of 2006. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected by the U.S. government on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. In July 2006, the U.S. Court of International Trade (“CIT”) ruled unconstitutional, on First Amendment grounds, CDSOA’s requirement that a company that is not a petitioner must have indicated its support for an antidumping petition in order to be eligible for a distribution. In September 2006, the CIT, in a separate case, ruled the requirement unconstitutional on Equal Protection grounds. Other cases challenging the constitutionality of CDSOA are pending before the CIT, including three that have been assigned to a panel of three CIT judges. None of the cases have been finally determined with respect to all issues, including any remedy. We expect that the rulings of the CIT, once finalized, will be appealed. The ultimate resolution of the pending litigation, its timing and what, if any, effects the litigation will have on our receipt of future CDSOA distributions is uncertain. As CDSOA distributions are dependent on factors outside of our control, it is not possible for us to predict the amount of distributions, if any, we may receive in the future.
     Certain of our automotive accessory products carry explicit limited warranties that extend from twelve months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of December 31 and June 30, 2006 is immaterial to our financial position, and the change in the accrual for the current quarter of 2007 is immaterial to our results of operations and cash flows.
Note 11 – Comprehensive Income
     Total comprehensive income for the three and six months ended December 31, 2006 was approximately $17.3 million and $31.1 million, respectively. Total comprehensive income for the three and six months ended December 31, 2005 was approximately $30.0 million and $48.3 million, respectively. The December 31, 2006 comprehensive income consists of net income, a minimum pension liability adjustment and foreign currency translation adjustments. The December 31, 2005 comprehensive income consists of net income and foreign currency translation adjustments.

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
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three and six months ended December 31, 2006 and our financial condition as of December 31, 2006. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2007 refers to fiscal 2007, which is the period from July 1, 2006 to June 30, 2007. In the discussion that follows, we analyze the results of our operations for the three and six months ended December 31, 2006, including the trends in the overall business, followed by a discussion of our financial condition.
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
     In April 2006, we announced that we are exploring strategic alternatives, including potential divestitures, among our nonfood operations. This process is ongoing with current emphasis on our automotive operations. Outside financial advisors are still assisting us in this process, but there is no assurance that any specific transaction will result. Should our review result in the divestiture, closure or other form of restructuring of any of our operations, we could incur significant charges.
     In September 2006, the labor union at our automotive floor mat manufacturing facility located in Coshocton, Ohio went on strike. We incurred significant costs exceeding $2 million for security, warehousing and other strike-related matters in the second quarter. Although the labor union approved terms of a new labor contract on February 7, 2007, these costs continued up to the settlement date, though to a lesser extent. It is expected that the union workforce will be returning to work by mid February.
     We received a $0.7 million distribution from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) in the second quarter of 2007, as compared to a distribution of $11.4 million in the corresponding period of 2006. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected by the U.S. government on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. In July 2006, the U.S. Court of International Trade (“CIT”) ruled unconstitutional, on First Amendment grounds, CDSOA’s requirement that a company that is not a petitioner must have indicated its support for an antidumping petition in order to be eligible for a distribution. In September 2006, the CIT, in a separate case, ruled the requirement unconstitutional on Equal Protection grounds. Other cases challenging the constitutionality of CDSOA are pending before the CIT, including three that have been assigned to a panel of three CIT judges. None of the cases have been finally determined with respect to all issues, including any remedy. We expect that the rulings of the CIT, once finalized, will be appealed. The ultimate resolution of the pending litigation, its timing and what, if any, effects the litigation will have on our receipt of future CDSOA distributions is uncertain. As CDSOA distributions are dependent on factors outside of our control, it is not possible for us to predict the amount of distributions, if any, we may receive in the future.

  Forward-Looking Statements
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “plan,” “expect,” “hope,” or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments, and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including the strength of the economy, slower than anticipated sales growth, the extent of operational efficiencies achieved, the success of new product introductions, price and product competition, and increases in energy and raw-material costs. Management believes these forward-looking statements to be reasonable; however, undue reliance should not be placed on such statements that are based on current expectations. We undertake no obligation to update such forward-looking statements. Specific influences relating to forward-looking statements are numerous, including the uncertainty regarding the effect or outcome of our decision to explore strategic alternatives among our nonfood operations. More detailed statements regarding significant events that could affect our financial results are included in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission.
  Summary of Results
     The following is an overview of our consolidated operating results for the three and six months ended December 31, 2006.
     Net sales for the second quarter ended December 31, 2006 increased 1% to $316.5 million from the prior-year second quarter total of $312.6 million. Gross margin decreased 10% to $53.7 million from the prior-year second quarter total of $60.0 million. Net income for the current-year second quarter was $17.8 million, or $.56 per diluted share, compared to $30.2 million, or $.89 per diluted share, in the comparable period of 2006.
     Our Specialty Foods segment sales increased due to the strength of both foodservice and certain frozen retail product sales. However, our overall retail food sales declined, and the sales mix within the segment was less favorable. Net sales of the Glassware and Candles segment increased on higher candle sales due in part to certain seasonal shipments shifting from the first quarter last year to the second quarter this year. We experienced decreased sales within our Automotive segment, as influenced by slower new vehicle production among certain of our customers. Our manufacturing costs continued to be influenced by higher nonfood raw-material costs, especially for paraffin wax, aluminum and carpet; but energy costs were lower as compared to the prior-year levels. We also experienced unfavorable comparisons in our food material costs, including for sweeteners and flour. We have been able to maintain a strong balance sheet with no debt at the end of the second quarter of 2007.
RESULTS OF CONSOLIDATED OPERATIONS
  Net Sales and Gross Margin

	Three Months Ended				Six Months Ended
	December 31				December 31
	2006	2005	Change		2006	2005	Change
Net Sales
Specialty Foods	$192,594	$189,505	$3,089	2%	$364,881	$359,039	$5,842	2%
Glassware and Candles	70,581	65,269	5,312	8%	125,087	125,544	(457)	0%
Automotive	53,322	57,803	(4,481)	(8)%	115,564	113,909	1,655	1%

Total	$316,497	$312,577	$3,920	1%	$605,532	$598,492	$7,040	1%

Gross Margin	$53,747	$59,954	$(6,207)	(10)%	$100,079	$113,195	$(13,116)	(12)%

Gross Margin as a Percent of Sales	17.0%	19.2%			16.5%	18.9%

     Consolidated net sales for the most recent quarter increased 1%, reflecting 8% growth in sales of the Glassware and Candles segment and 2% growth in sales of the Specialty Foods segment, as partially offset by lower sales in the Automotive segment. Year-to-date consolidated net sales increased 1% due to gains in the Specialty Foods and Automotive segments.
     For the quarter ended December 31, 2006, net sales of the Specialty Foods segment totaled $192.6 million, an increase of 2% over the prior-year total of $189.5 million. The segment’s increased sales reflected higher foodservice volumes and increases in certain frozen retail product sales, such as frozen rolls. These increases were partially offset by a decline in other retail sales categories, brought about by competitive pressures contributing to lower sales of certain garlic bread products and a weaker demand for our salad dressings. We believe that this weaker demand was influenced by lingering media reports from the first quarter of contamination problems associated with bagged and fresh-salad products. Our foodservice growth was volume-driven among many accounts. Growth in foodservice volumes also contributed to year-to-date Specialty Foods segment net sales of $364.9 million, increasing by 2% over the prior-year total of $359.0 million.
     Net sales of the Glassware and Candles segment for the second quarter ended December 31, 2006 totaled $70.6 million, an 8% increase from the prior-year quarter total of $65.3 million. This increase was attributable to stronger candle volumes and certain seasonal shipments made in last year’s first quarter shifting to this year’s second quarter. Glassware and Candles net sales year-to-date totaled $125.1 million, which remained flat with the prior year-to-date amount of $125.5 million.
     Automotive segment net sales for the second quarter ended December 31, 2006 totaled $53.3 million, an 8% decrease from the prior-year second quarter total of $57.8 million. Lower new vehicle production among original equipment manufacturers contributed to the decline in this segment’s sales. Aftermarket volumes also declined. Year-to-date net sales for the Automotive segment reached $115.6 million, a 1% increase over the prior-year total of $113.9 million on higher overall sales of floor mats. We currently anticipate that sales volume of aluminum accessories during the third quarter of 2007 will rise above the levels of the second quarter due to planned increases in production schedules at certain key customers.
     As a percentage of sales, our consolidated gross margin for the three and six months ended December 31, 2006 was 17.0% and 16.5%, respectively, down from the 19.2% and 18.9% achieved in the prior-year comparative periods.
     In the Specialty Foods segment, gross margin percentages declined for the quarter and year-to-date periods despite benefiting from the higher sales volumes and modestly higher pricing. Among factors adversely affecting margins were an unfavorable sales mix, modestly higher ingredient costs, and unabsorbed costs related to production at the segment’s new dressing manufacturing facility located in Kentucky. We believe that several food commodity costs, such as soybean oil and dairy-based ingredients, are trending unfavorably as we enter the last half of 2007.
     Gross margin percentages in the Glassware and Candles segment for the quarter declined slightly from the prior year, while the margins for the six months ended December 31, 2006 declined more significantly from the prior-year period due to flat year-to-date sales and markedly higher paraffin wax costs. These wax costs remain above year-ago levels as we enter the third quarter of 2007.
     Within our Automotive segment, gross margin percentages for the quarter and year-to-date periods declined due to several factors, including the extent of continuing higher raw-material costs, such as for aluminum and carpet. Also affecting margins were significant strike-related costs associated with a labor strike at our Coshocton, Ohio facility that began in late September 2006, operating inefficiencies within our extruded floor mat operations, and less favorable overhead absorption associated with rubber floor mat production. Costs associated with the labor strike exceeded $2 million in the second quarter, and although the strike was settled with the approval of a new labor contract by the labor union on February 7, 2007, the costs have continued into the third quarter, though at somewhat lower levels. Additionally, many of this segment’s raw-material costs remain above year-ago levels as we enter the third quarter of 2007. The prior-year second-quarter margins were inclusive of a gain of approximately $0.8 million that resulted from the sale of idle real estate.

  Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	December 31				December 31
	2006	2005	Change		2006	2005	Change
Selling, General and Administrative Expenses	$26,335	$25,842	$493	2%	$51,296	$51,876	$(580)	(1)%

SG&A Expenses as a Percent of Sales	8.3%	8.3%			8.5%	8.7%

     Consolidated selling, general and administrative costs of $26.3 million and $51.3 million for the three and six months ended December 31, 2006 increased by 2% and decreased by 1%, respectively, from the $25.8 million and $51.9 million incurred for the three and six months ended December 31, 2005. The year-to-date decrease was mainly due to the decline of such costs in the Glassware and Candles segment as influenced by a decrease in sales commissions, bad debt expense and professional fees.
  Operating Income
     The foregoing factors contributed to consolidated operating income totaling $27.4 million and $48.7 million, respectively, for the three and six months ended December 31, 2006. These amounts represent a decrease of 20% from the prior-year quarter and prior year-to-date. By segment, our operating income can be summarized as follows:

	Three Months Ended				Six Months Ended
	December 31				December 31
	2006	2005	Change		2006	2005	Change
Operating Income
Specialty Foods	$30,769	$31,574	$(805)	(3)%	$54,951	$57,418	$(2,467)	(4)%
Glassware and Candles	3,923	3,417	506	15%	3,122	5,620	(2,498)	(44)%
Automotive	(5,312)	699	(6,011)	(860)%	(5,843)	1,833	(7,676)	(419)%
Corporate Expenses	(1,994)	(1,597)	(397)	25%	(3,492)	(3,595)	103	(3)%

Total	$27,386	$34,093	$(6,707)	(20)%	$48,738	$61,276	$(12,538)	(20)%

Operating Income as a Percent of Sales
Specialty Foods	16.0%	16.7%			15.1%	16.0%
Glassware and Candles	5.6%	5.2%			2.5%	4.5%
Automotive	(10.0)%	1.2%			(5.1)%	1.6%
Consolidated	8.7%	10.9%			8.0%	10.2%
  Interest Expense
     Interest expense related to short-term borrowings under an uncommitted line of credit was less than $0.1 million for the three and six months ended December 31, 2006.
  Other Income – Continued Dumping and Subsidy Offset Act
     We received a $0.7 million distribution from the U.S. government under CDSOA in the second quarter of 2007, as compared to a distribution of $11.4 million in the corresponding period of 2006. For a detailed discussion of the status of CDSOA distributions, see the Overview section of this MD&A.
  Interest Income and Other – Net
     The quarter and year-to-date periods ended December 31, 2006 included interest income and other of $0.2 million and $0.6 million, respectively, as compared to $1.3 million and $2.6 million in the corresponding periods of the prior year. The decrease was primarily due to lower interest income, despite higher interest rates, as our aggregate level of cash, cash equivalents, and short-term investments decreased significantly as compared to the prior year due to the extent of current and prior-year treasury share repurchases, dividend payments and capital expenditures.
  Income Before Income Taxes
     As impacted by the factors discussed above, including the $10.7 million reduction in CDSOA receipts, income before income taxes for the year-to-date period ended December 31, 2006 decreased by $25.3 million to $50.0 million from the prior-year total of $75.3 million. Our effective tax rate of 36.8% increased from the prior-year rate of 35.9%, as the prior-year rate benefited from greater tax-free income and from being able to deduct the portion of the December 2005 special dividend that we paid to our employee stock ownership plan.
  Net Income
     Second quarter net income for 2007 of $17.8 million decreased from the preceding year’s net income for the quarter of $30.2 million, as influenced by the factors noted above. Similarly, year-to-date net income of $31.6 million decreased from the prior year-to-date total of $48.3 million. Net income per share for the second quarter of 2007 totaled $.56 per basic and diluted share, as compared to $.89 per basic and diluted share recorded in the prior year. This amount was influenced by our share repurchase program, which contributed to a 6% year-over-year reduction in weighted average shares outstanding. Year-to-date net income per share was $.99 on a basic and diluted basis compared to $1.42 on a basic and diluted basis for the prior-year period.
FINANCIAL CONDITION
     For the six months ended December 31, 2006, net cash provided by operating activities totaled $41.8 million as compared to $39.5 million in the prior-year period. The increase results primarily from our reduced level of net income being more than offset by comparatively favorable relative changes in working capital components, especially accounts receivable and inventory. The balance sheet increase in accounts receivable from June 30 to December 31 was influenced by the Glassware and Candles segment seasonality of sales and an increase in the Specialty Foods segment balance, but these increases were somewhat offset by a decline in the Automotive segment accounts receivable due to lower sales levels in the second quarter. Inventory levels have decreased from June 30 to December 31, largely due to a seasonal reduction in candle inventories.
     Cash provided by investing activities for the six months ended December 31, 2006 was $12.1 million. This represents an increase of $40.0 million, compared to the prior-year cash use of $27.9 million. The difference is primarily due to the relative change in net short-term investments and lower capital expenditures occurring in the current year. Prior-year capital expenditures were higher than historical levels due to the construction of a new salad dressing facility, which was completed in early 2007. However, total capital expenditures for 2007 could exceed $60 million due to anticipated further expenditures on the construction of a new frozen roll manufacturing facility in Kentucky. We believe that this facility will complement our existing operations, and production is expected to begin this summer.
     Cash used in financing activities for the six months ended December 31, 2006 of $49.1 million decreased from the prior-year total of $111.8 million due primarily to decreased dividend payments offset somewhat by the comparative change in cash overdraft balances. Prior-year dividend payments included a special cash dividend of $2.00 per common share in the second quarter of 2006. At December 31, 2006, approximately 2,223,000 shares remain authorized for future buyback under the existing buyback program.
     We believe that internally generated funds, our existing aggregate balances in cash and cash equivalents, in addition to our currently available bank credit arrangements, should be adequate to meet our foreseeable cash requirements.
CONTRACTUAL OBLIGATIONS
     We have various contractual obligations, which are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of December 31, 2006 and future minimum lease payments for the use of property and equipment under operating lease agreements. There have been no significant changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.
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
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Due to issues arising from the alleged late payment of real estate taxes, the Polk County, Iowa Treasurer filed an interpleader action in August 2006 requesting that the Polk County District Court determine the proper ownership of certain real estate associated with the principal manufacturing facility of our aluminum automotive accessory operations in Des Moines, Iowa. We have filed an answer and counterclaim supporting our position that we have good and marketable title to the property. We continue to defend this matter vigorously. Based on the advice of legal counsel, we believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial statements. However, all litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed under Item 1A in our June 30, 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) In both May 2006 and 2005, our Board of Directors approved share repurchase authorizations of 2,000,000 shares, of which approximately 2,223,000 shares remain authorized for future repurchases at December 31, 2006. In the second quarter, we made the following repurchases of our common stock:

			Total Number	Maximum Number
	Total	Average	of Shares	of Shares That May
	Number	Price	Purchased as	Yet be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plans or
Period	Purchased	Share	Announced Plans	Programs
October 1-31, 2006	—	$—	—	2,483,458
November 1-30, 2006	245,291	$41.49	245,291	2,238,167
December 1-31, 2006	15,001	$42.91	15,001	2,223,166
     These share repurchase authorizations do not have a stated expiration date.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2006 Annual Meeting of the Shareholders on November 20, 2006. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. The following three incumbent directors, whose terms will expire in 2009, were elected at the annual meeting:

	Shares		Shares
	Voted	Shares	Not
	“For”	“Withheld”	Voted
James B. Bachmann	28,136,637	1,185,428	2,530,260
Neeli Bendapudi	28,124,505	1,197,560	2,530,260
Robert S. Hamilton	28,031,650	1,290,415	2,530,260
     The shareholders also ratified the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending June 30, 2007. This proposal was ratified by 29,095,527 shares voted for; 130,941 shares voted against; 95,593 shares abstained; and 2,530,264 shares not voted.
Item 6. Exhibits. See Index to Exhibits following Signatures.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation

(Registrant)

Date: February 8, 2007	By:	/s/ John B. Gerlach, Jr.

John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director

Date: February 8, 2007	By:	/s/ John L. Boylan

John L. Boylan
Treasurer, Vice President,
Assistant Secretary,
Chief Financial Officer
(Principal Financial
and Accounting Officer)
and Director

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2006
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith