Form 10-Q
period 2007-03-31
LANCASTER COLONY CORP
filed 2007-05-10
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                           to
Commission file number 0-4065-1

Lancaster Colony Corporation
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	13-1955943 (I.R.S. Employer Identification No.)

37 West Broad Street Columbus, Ohio (Address of principal executive offices)	43215 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2007, there were approximately 31,284,000 shares of Common Stock, no par value per share, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31	June 30
(Amounts in thousands, except share data)	2007	2006
ASSETS
Current Assets:
Cash and equivalents	$7,966	$6,050
Short-term investments	—	35,765
Receivables (less allowance for doubtful accounts, March – $1,012 and June – $1,006)	109,326	105,177
Inventories:
Raw materials	44,333	40,042
Finished goods and work in process	107,149	117,661

Total inventories	151,482	157,703
Deferred income taxes and other current assets	30,290	26,032
Current assets of discontinued operations	—	8,056

Total current assets	299,064	338,783

Property, Plant and Equipment:
Land, buildings and improvements	155,935	132,541
Machinery and equipment	395,898	390,379

Total cost	551,833	522,920
Less accumulated depreciation	350,315	337,908

Property, plant and equipment – net	201,518	185,012

Other Assets:
Goodwill	79,219	79,219
Other intangible assets – net	4,024	4,416
Other noncurrent assets	19,384	18,330
Noncurrent assets of discontinued operations	—	2,261

Total	$603,209	$628,021

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$48,798	$46,426
Accrued liabilities	51,230	55,465
Current liabilities of discontinued operations	—	1,609

Total current liabilities	100,028	103,500

Other Noncurrent Liabilities	22,016	21,734

Deferred Income Taxes	6,175	8,366

Shareholders’ Equity:
Preferred stock – authorized 3,050,000 shares; outstanding – none
Common stock – authorized 75,000,000 shares; outstanding – March 31, 2007 – 31,298,991 shares; June 30, 2006 – 32,245,735 shares	81,225	78,017
Retained earnings	945,176	925,388
Accumulated other comprehensive loss	(5,813)	(5,277)

Total	1,020,588	998,128
Common stock in treasury, at cost	(545,598)	(503,707)

Total shareholders’ equity	474,990	494,421

Total	$603,209	$628,021

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2007	2006	2007	2006
Net Sales	$286,896	$275,880	$880,196	$862,511

Cost of Sales	241,176	235,211	736,518	711,288

Gross Margin	45,720	40,669	143,678	151,223

Selling, General and Administrative Expenses	25,322	23,192	75,230	73,611

Restructuring and Impairment Charge	1,005	575	1,050	618

Operating Income	19,393	16,902	67,398	76,994

Other Income (Expense):
Interest Expense	–	–	(13)	–
Other Income – Continued Dumping and Subsidy Offset Act	–	–	699	11,376
Interest Income and Other – Net	269	779	833	3,435

Income Before Income Taxes	19,662	17,681	68,917	91,805

Taxes Based on Income	7,259	6,305	25,366	32,887

Income From Continuing Operations	12,403	11,376	43,551	58,918

Discontinued Operations, Net of Tax:
Income From Discontinued Operations	357	398	819	1,132
Gain on Sale of Discontinued Operations	739	–	739	–

Total Discontinued Operations	1,096	398	1,558	1,132

Net Income	$13,499	$11,774	$45,109	$60,050

Basic Income Per Common Share:
Continuing Operations	$.39	$.34	$1.37	$1.75
Discontinued Operations	.03	.01	.05	.03

Net Income	$.43	$.35	$1.42	$1.78

Diluted Income Per Common Share:
Continuing Operations	$.39	$.34	$1.37	$1.74
Discontinued Operations	.03	.01	.05	.03

Net Income	$.43	$.35	$1.42	$1.78

Cash Dividends Per Common Share	$.27	$.26	$.80	$2.77

Weighted Average Common Shares Outstanding:
Basic	31,531	33,214	31,728	33,757
Diluted	31,560	33,236	31,755	33,795
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31
(Amounts in thousands)	2007	2006
Cash Flows From Operating Activities:
Net income	$45,109	$60,050
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(1,558)	(1,132)
Depreciation and amortization	23,131	24,138
Deferred income taxes and other noncash charges	431	(450)
Restructuring and impairment charge	2,382	542
Gain on sale of property	(556)	(1,111)
(Gain) loss on sale of business	(8)	185
Activity of the pension plans	(557)	(2,800)
Changes in operating assets and liabilities:
Receivables	(4,041)	(6,815)
Inventories	4,822	8,601
Other current assets	(4,780)	(11,455)
Accounts payable and accrued liabilities	1,481	(3,394)

Net cash provided by operating activities from continuing operations	65,856	66,359

Cash Flows From Investing Activities:
Payments on property additions	(39,121)	(50,440)
Proceeds from sale of discontinued operations	10,119	–
Proceeds from sale of property	1,003	1,492
Proceeds from sale of business	8	459
Purchases of short-term investments	(5,000)	(26,350)
Proceeds from short-term investment sales, calls and maturities	40,765	56,575
Other – net	(2,836)	(863)

Net cash provided by (used in) investing activities from continuing operations	4,938	(19,127)

Cash Flows From Financing Activities:
Purchase of treasury stock	(41,891)	(59,982)
Payment of dividends	(25,321)	(93,316)
Proceeds from the exercise of stock options	3,118	3,797
(Decrease) increase in cash overdraft balance	(4,815)	658

Net cash used in financing activities from continuing operations	(68,909)	(148,843)

Cash Flows From Discontinued Operations:
Net cash provided by (used in) operating activities from discontinued operations	426	(76)
Net cash used in investing activities from discontinued operations	(387)	(148)

Net cash provided by (used in) discontinued operations	39	(224)

Effect of exchange rate changes on cash	(8)	5

Net change in cash and equivalents	1,916	(101,830)
Cash and equivalents at beginning of year	6,050	113,265

Cash and equivalents at end of period	$7,966	$11,435

Supplemental Disclosure Of Operating Cash Flows:
Cash paid during the period for income taxes	$32,345	$43,483

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share data)
Note 1 – Summary of Significant Accounting Policies
 Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended June 30, 2006. The current-year and prior-year results reflect the classification of the sold Automotive operations as discontinued operations. See further discussion in Note 2. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2007 refers to fiscal 2007, which is the period from July 1, 2006 to June 30, 2007.
 Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at March 31, 2007 and 2006 were approximately $0.6 million and $2.6 million, respectively. These purchases, less the preceding June 30 balances, have been excluded from the property additions in the Consolidated Statements of Cash Flows.
 Significant Accounting Policies
     There were no changes to our Significant Accounting Policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.
Note 2 – Discontinued Operations
     In March 2007, we announced that, as part of our strategic alternative review of nonfood operations, we sold substantially all of the operating assets of our automotive accessory operations located in Wapakoneta, Ohio. These operations were previously included in our Automotive segment. The cash transaction resulted in a pretax gain of approximately $1.2 million for the three months ended March 31, 2007.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of these operations are reported separately as discontinued operations for all periods presented. Income from discontinued operations was approximately $1.1 million and $1.6 million, net of tax, for the three and nine months ended March 31, 2007, respectively, and included a gain on the sale of these operations of approximately $0.7 million, net of tax.
     As the net operating assets have been sold, no assets or liabilities of these operations are included in our consolidated balance sheet at March 31, 2007. At June 30, 2006, the assets and liabilities of discontinued operations included the following items:

June 30
2006
Assets of Discontinued Operations
Receivables	$3,811
Inventories	4,245

Total current assets of discontinued operations	8,056

Property, plant and equipment, net	2,260
Other noncurrent assets	1

Total noncurrent assets of discontinued operations	2,261

Total assets of discontinued operations	$10,317

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)

June 30
2006
Current Liabilities of Discontinued Operations
Accounts payable	$1,258
Accrued liabilities	351

Total current liabilities of discontinued operations	$1,609

Note 3 – Short-Term Investments
     We held no short-term investments at March 31, 2007. At June 30, 2006, we held approximately $35.8 million in short-term investments, which consisted of auction rate securities and variable rate demand obligations classified as available-for-sale securities and had contractual maturities of greater than 10 years. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.
     We had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.
Note 4 – Impact of Recently Issued Accounting Standards
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 159 will have on our financial position or results of operations.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This pronouncement is effective at the end of our 2007 fiscal year. We are currently evaluating the impact that SFAS 158 will have on our financial position.
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
(Tabular amounts in thousands, except share and per share data)
recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact that FIN 48 will have on our financial position or results of operations.
Note 5 – Goodwill and Other Intangible Assets
     Goodwill attributable to the Specialty Foods and Automotive segments was $78.2 million and $1.0 million, respectively, at March 31, 2007 and June 30, 2006.
     The following table summarizes our segment identifiable other intangible assets as of March 31, 2007 and June 30, 2006:

	March 31	June 30
	2007	2006
Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(147)	(140)

Net Carrying Value	$223	$230

Customer Lists (12-year life)
Gross carrying value	$4,100	$4,100
Accumulated amortization	(1,110)	(854)

Net Carrying Value	$2,990	$3,246

Non-compete Agreements (8-year life)
Gross carrying value	$1,200	$1,200
Accumulated amortization	(488)	(375)

Net Carrying Value	$712	$825

Glassware and Candles – Customer Lists (12-year life)
Gross carrying value	$250	$250
Accumulated amortization	(151)	(135)

Net Carrying Value	$99	$115

Total Net Carrying Value	$4,024	$4,416

     Amortization expense relating to these assets was approximately $0.1 million and $0.4 million for the three and nine months, respectively, ended March 31, 2007 and 2006. Total annual amortization expense is estimated to be approximately $0.5 million for each of the next four years and approximately $0.4 million for the fifth year.
Note 6 – Short-Term Borrowings
     As of March 31, 2007, we had an uncommitted line of credit for short-term borrowings from one bank of $25 million. The line of credit has been granted at the discretion of the lending bank and, generally, is subject to periodic review. For the nine months ended March 31, 2007, we incurred interest expense of less than $0.1 million related to borrowings under the line of credit. The weighted average interest rate on these borrowings was 5.625%. At March 31, 2007, no borrowings remained outstanding under the line of credit.
Note 7 – Pension Benefits
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following table discloses net periodic benefit cost for our pension plans:

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31
	2007	2006	2007	2006
Components of net periodic benefit cost
Service cost	$128	$188	$382	$564
Interest cost	618	636	1,882	1,906
Expected return on plan assets	(746)	(724)	(2,242)	(2,170)
SFAS 88 curtailment/settlement charges	287	–	638	–
Amortization of unrecognized net loss	73	178	203	532
Amortization of prior service cost	61	59	183	176
Amortization of unrecognized net obligation existing at transition	–	8	2	26

Net periodic benefit cost	$421	$345	$1,048	$1,034

     In the third quarter of 2007, one of our plans became subject to curtailment accounting due to a significant reduction in future service because of our announcement that our industrial glassware facility was going to be closed. This resulted in the immediate recognition of all of the outstanding prior service cost of the plan, which was approximately $0.3 million, as required under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” (“SFAS 88”).
     In the second quarter of 2007, one of our plans experienced lump sum payments that exceeded the plan’s annual service and interest costs. This resulted in an accelerated recognition of plan costs of approximately $0.4 million, as required under SFAS 88.
     For the three and nine months ended March 31, 2007, we made approximately $1.1 million and $1.3 million in contributions to our pension plans, respectively. We expect to make approximately $0.1 million more in contributions to our pension plans during the remainder of this year.
Note 8 – Postretirement Benefits
     We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
     The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31
	2007	2006	2007	2006
Components of net periodic benefit cost
Service cost	$42	$44	$100	$131
Interest cost	119	87	317	260
Amortization of unrecognized net loss	42	36	95	108
Amortization of prior service asset	(2)	(2)	(6)	(5)
SFAS 88 curtailment benefit	–	–	(9)	–

Net periodic benefit cost	$201	$165	$497	$494

     In the second quarter of 2007, one of our plans experienced a curtailment due to a significant reduction in future service, as certain employees were no longer eligible for coverage under the plan. This resulted in the immediate recognition of a portion of the outstanding prior service asset related to the impacted employees, as required under SFAS 88.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
     For the three and nine months ended March 31, 2007, we made approximately $0.1 million and $0.2 million in contributions to our postretirement medical and life insurance benefit plans, respectively. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of this year.
Note 9 – Stock-Based Compensation
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
 Stock Options
     Under SFAS 123R, we calculate fair value of option grants using the Black-Scholes option-pricing model. Assumptions used in the model for the prior-year grants are described in our Annual Report on Form 10-K for the year ended June 30, 2006. Total compensation cost related to share-based payment arrangements for the three and nine months ended March 31, 2007 was less than $0.1 million, as compared to less than $0.1 million and approximately $0.4 million for the three and nine months ended March 31, 2006, respectively. These amounts were reflected in Selling, General and Administrative Expenses and have been allocated to each segment appropriately. No initial tax benefits are recorded for these compensation costs because they relate to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     During the three and nine months ended March 31, 2007, we received approximately $0.5 million and $2.9 million, respectively, in cash from the exercise of stock options, as compared to approximately $1.3 million and $3.5 million in the corresponding periods of the prior year. The aggregate intrinsic value of the third-quarter option exercises was approximately $0.1 million and $0.5 million in 2007 and 2006, respectively, while the year-to-date aggregate intrinsic value of option exercises was approximately $0.5 million and $1.0 million in 2007 and 2006, respectively. A related tax benefit of less than $0.1 million and approximately $0.2 million was recorded in the three and nine months ended March 31, 2007, respectively, as compared to approximately $0.2 million and $0.3 million in the corresponding periods of the prior year. These tax benefits were included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefits include less than $0.1 million of gross windfall tax benefits for the three and nine months ended March 31, 2007, as compared to approximately $0.1 million in the corresponding periods of the prior year.
     There were no grants of stock options in the nine months ended March 31, 2007 and 2006.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following summarizes the activity relating to stock options granted under the 1995 Plan mentioned above for the nine months ended March 31, 2007:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding stock options vested and expected to vest at beginning of period	470,982	$39.92
Exercised	(78,390)	37.55
Granted	–	–
Forfeited	(13,442)	41.28

Outstanding stock options vested and expected to vest at end of period	379,150	$40.36	2.40	$1,453

Exercisable and vested stock options at end of period	371,363	$40.33	2.39	$1,432

     The following summarizes the status of, and changes to, unvested options during the nine months ended March 31, 2007:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested stock options at beginning of period	16,315	$7.82
Granted	–	–
Vested	(8,528)	7.52
Forfeited	–	–

Unvested stock options at end of period	7,787	$8.14

     At March 31, 2007, there was less than $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1995 Plan. This cost is expected to be recognized over a weighted-average period of 1.1 years.
 Restricted Stock
     On November 20, 2006, we granted a total of 3,500 shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan discussed above. The restricted stock had a grant date fair value of approximately $0.1 million based on a per share closing stock price of $42.70. This restricted stock vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock are held in escrow and will be paid to the directors at the time the stock vests. Compensation expense related to the restricted stock award will be recognized over the requisite service period.
     The following summarizes the activity related to restricted stock transactions for the nine-month period ended March 31, 2007:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	–	–
Granted	3,500	$42.70
Vested	–	–
Forfeited	–	–

Unvested restricted stock at end of period	3,500	$42.70

     Compensation expense of less than $0.1 million was recorded for the three- and nine-month periods ended March 31, 2007 in Selling, General and Administrative Expenses. A tax benefit of less than $0.1 million was recorded for the nine-month period ended March 31, 2007 related to this restricted stock.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     At March 31, 2007, there is approximately $0.1 million of unrecognized compensation expense that will be recognized over a weighted average period of .6 years.
Note 10 – Restructuring and Impairment Charge
     In the third quarter of 2007, we recorded a restructuring and impairment charge of approximately $2.4 million ($1.5 million after taxes) including $1.4 million recorded in cost of sales for the write-down of inventories. The restructuring and impairment charge consists of asset write-offs, accelerated depreciation of certain property, plant and equipment, a pension curtailment charge and termination benefits. These charges are related to the planned closing of our industrial glass operations located in Lancaster, Ohio. It is anticipated that production at the manufacturing facility will be largely phased out by June 30, 2007 and that active business operations will effectively cease by the end of the calendar year upon the expected completion of certain sales and distribution activities. The decision to close this operation resulted from continuing declines in volume and profitability.
     The total estimated costs associated with this plant closure are expected to be between $5 and $7 million. The costs are expected to include employee termination costs and other employee benefit costs, asset write-offs, costs associated with disposal-related activities and accelerated depreciation on certain property, plant and equipment. Total cash expenditures are estimated to be approximately $3 million and are expected to occur over the balance of calendar 2007.
     An analysis of this restructuring activity and the related liability recorded within the Glassware and Candles segment at March 31, 2007 follows:

	Accrual at		2007	Accrual at
	June 30,	2007	Cash	March 31,
	2006	Charge	Outlays	2007
Restructuring and Impairment Charge
Employee Separation Costs	$–	$16	$–	$16

Pension Curtailment Charges		287
Accelerated Depreciation		701
Inventory Write-Down		1,400

Total Restructuring and Impairment Charge		$2,404

     The restructuring accrual is located in accrued liabilities at March 31, 2007.
Note 11 – Business Segment Information
     The following summary financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2006 consolidated financial statements and excludes the results of the sold Automotive operations, which are classified as discontinued:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
Net Sales
Specialty Foods	$178,212	$168,233	$543,093	$527,272
Glassware and Candles	50,238	48,457	175,325	174,001
Automotive	58,446	59,190	161,778	161,238

Total	$286,896	$275,880	$880,196	$862,511

Operating Income
Specialty Foods	$22,046	$22,102	$76,997	$79,520
Glassware and Candles	987	(2,586)	4,109	3,034
Automotive	(1,400)	(727)	(7,976)	(78)
Corporate Expenses	(2,240)	(1,887)	(5,732)	(5,482)

Total	$19,393	$16,902	$67,398	$76,994

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
Note 12 – Commitments and Contingencies
     In addition to the items discussed below, at March 31, 2007, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
     Due to issues arising from the alleged late payment of real estate taxes, the Polk County, Iowa Treasurer filed an interpleader action in August 2006 requesting that the Polk County District Court determine the proper ownership of certain real estate associated with the principal manufacturing facility of our aluminum automotive accessory operations in Des Moines, Iowa. The trial judge has granted our summary judgment motion, which, if not overturned, results in our good and marketable title to the property, but this ruling has been appealed. We continue to defend this matter vigorously. Based on the advice of legal counsel and further reinforced by the granting of our summary judgment motion, we believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial statements. However, all litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations.
     In September 2006, the labor union at our automotive floor mat manufacturing facility located in Coshocton, Ohio went on strike. Although the labor union approved terms of a new labor contract on February 7, 2007 and the union workforce returned to work in mid February, we incurred costs exceeding $3 million for security, warehousing and other strike-related matters in the current year.
     We received a $0.7 million distribution from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) in the second quarter of 2007, as compared to a distribution of $11.4 million in the corresponding period of 2006. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected by the U.S. government on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. In July 2006, the U.S. Court of International Trade (“CIT”) ruled unconstitutional, on First Amendment grounds, CDSOA’s requirement that a company that is not a petitioner must have indicated its support for an antidumping petition in order to be eligible for a distribution. In September 2006, the CIT, in a separate case, ruled the requirement unconstitutional on Equal Protection grounds. Other cases challenging the constitutionality of CDSOA are pending before the CIT, most of which have been assigned to a panel of three CIT judges and consolidated or stayed. None of the cases have been finally determined with respect to all issues, including any remedy. We expect that the rulings of the CIT, once finalized, will be appealed. The ultimate resolution of the pending litigation, its timing and what, if any, effects the litigation will have on our receipt of future CDSOA distributions is uncertain. As CDSOA distributions are dependent on factors outside of our control, it is not possible for us to predict the amount of distributions, if any, we may receive in the future.
     Certain of our automotive accessory products carry explicit limited warranties that extend from twelve months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of March 31, 2007 and June 30, 2006 is immaterial to our financial position, and the change in the accrual for the current quarter of 2007 is immaterial to our results of operations and cash flows.
Note 13 – Comprehensive Income
     Total comprehensive income for the three and nine months ended March 31, 2007 was approximately $13.5 million and $44.6 million, respectively. Total comprehensive income for the three and nine months ended March 31, 2006 was approximately $11.8 million and $60.1 million, respectively. The March 31, 2007 year-to-date comprehensive income consists of net income, a minimum pension liability adjustment and foreign currency translation adjustments. The March 31, 2006 comprehensive income consists of net income and foreign currency translation adjustments.

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
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three and nine months ended March 31, 2007 and our financial condition as of March 31, 2007. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2007 refers to fiscal 2007, which is the period from July 1, 2006 to June 30, 2007. In the discussion that follows, we analyze the results of our operations for the three and nine months ended March 31, 2007, including the trends in the overall business, followed by a discussion of our financial condition.
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
     In March 2007, we announced that as part of our strategic alternative review of nonfood operations we sold substantially all of the operating assets of our automotive accessory operations located in Wapakoneta, Ohio. The cash transaction resulted in a pretax gain of approximately $1.2 million for the three months ended March 31, 2007.
     Also, in March 2007, we announced that as part of our strategic alternative review of nonfood operations we will be closing our industrial glass operation located in Lancaster, Ohio. It is anticipated that production at the manufacturing facility will be largely phased out by June 30, 2007 and that active business operations will effectively cease by the end of the calendar year upon the expected completion of certain sales and distribution activities. The decision to close this operation resulted from continuing declines in volume and profitability. We anticipate total pretax charges in the range of $5 to $7 million for this closure. The charges include costs such as one-time termination benefits and other employee benefits costs, including those related to the union defined benefit pension plan, charges for asset write-offs, costs associated with disposal-related activities and accelerated depreciation of certain property, plant and equipment. For the three months ended March 31, 2007, we recorded pretax closing charges of approximately $2.4 million, including $1.4 million recorded in cost of sales for the write-down of inventories. The remaining charges are expected to be incurred over the balance of calendar 2007.
     Outside financial advisors are still assisting us in our strategic alternative review process, but there is no assurance that any further specific transactions will result. Should our continuing review result in additional divestitures, closures or other forms of restructuring of any of our operations, we could incur significant charges.
     In September 2006, the labor union at our automotive floor mat manufacturing facility located in Coshocton, Ohio went on strike. Although the labor union approved terms of a new labor contract on February 7, 2007 and the union workforce returned to work in mid February, we incurred costs exceeding $3 million for security, warehousing and other strike-related matters in the current year.

     We received a $0.7 million distribution from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) in the second quarter of 2007, as compared to a distribution of $11.4 million in the corresponding period of 2006. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected by the U.S. government on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. In July 2006, the U.S. Court of International Trade (“CIT”) ruled unconstitutional, on First Amendment grounds, CDSOA’s requirement that a company that is not a petitioner must have indicated its support for an antidumping petition in order to be eligible for a distribution. In September 2006, the CIT, in a separate case, ruled the requirement unconstitutional on Equal Protection grounds. Other cases challenging the constitutionality of CDSOA are pending before the CIT, most of which have been assigned to a panel of three CIT judges and consolidated or stayed. None of the cases have been finally determined with respect to all issues, including any remedy. We expect that the rulings of the CIT, once finalized, will be appealed. The ultimate resolution of the pending litigation, its timing and what, if any, effects the litigation will have on our receipt of future CDSOA distributions is uncertain. As CDSOA distributions are dependent on factors outside of our control, it is not possible for us to predict the amount of distributions, if any, we may receive in the future.
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
 Summary of Results
     The following is an overview of our consolidated operating results for the three and nine months ended March 31, 2007. The current and prior-year results reflect the classification of the sold Automotive operations as discontinued operations.
     Net sales for the third quarter ended March 31, 2007 increased 4% to $286.9 million from the prior-year third quarter total of $275.9 million. Gross margin increased 12% to $45.7 million from the prior-year third quarter total of $40.7 million. Income from continuing operations for the current-year third quarter was $12.4 million, or $.39 per diluted share, compared to $11.4 million, or $.34 per diluted share, in the comparable period of 2006.
     In the third quarter ended March 31, 2007, our Specialty Foods segment sales increased due to the strength of both foodservice and retail sales. The Glassware and Candles segment sales increased on higher candle sales, while glass sales were relatively flat. We experienced a slight decline in sales within our Automotive segment. Our manufacturing costs have been influenced by higher raw-material costs, especially for paraffin wax, aluminum and various key food commodities; but energy costs were lower as compared to the prior-year levels. We have been able to maintain a strong balance sheet with no debt at the end of the third quarter of 2007.

     Year-to-date net sales for the period ended March 31, 2007 increased 2% to $880.2 million from the prior year-to-date total of $862.5 million. Gross margin decreased to $143.7 million from the prior year-to-date total of $151.2 million. Income from continuing operations was $43.6 million, or $1.37 per diluted share, compared to $58.9 million, or $1.74 per diluted share, in the comparable period of 2006.
RESULTS OF CONSOLIDATED OPERATIONS
 Net Sales and Gross Margin

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2007	2006	Change		2007	2006	Change
Net Sales

Specialty Foods	$178,212	$168,233	$9,979	6%	$543,093	$527,272	$15,821	3%

Glassware and Candles	50,238	48,457	1,781	4%	175,325	174,001	1,324	1%

Automotive	58,446	59,190	(744)	(1)%	161,778	161,238	540	0%

Total	$286,896	$275,880	$11,016	4%	$880,196	$862,511	$17,685	2%

Gross Margin	$45,720	$40,669	$5,051	12%	$143,678	$151,223	$(7,545)	(5)%

Gross Margin as a Percent of Sales	15.9%	14.7%			16.3%	17.5%

     Consolidated net sales for the most recent quarter increased 4%, reflecting 4% growth in sales of the Glassware and Candles segment and 6% growth in sales of the Specialty Foods segment, as partially offset by slightly lower sales in the Automotive segment. Year-to-date consolidated net sales increased 2% due to gains in all three operating segments.
     For the quarter ended March 31, 2007, net sales of the Specialty Foods segment totaled $178.2 million, an increase of 6% over the prior-year total of $168.2 million. The segment’s increased sales reflected higher retail and foodservice volumes. The retail increases occurred among numerous product lines, including produce dressings, frozen bread and frozen rolls. It is anticipated that demand for retail dressing and related products may remain constrained due to consumer demand for bagged salads and lettuce remaining weak on lingering concerns over past food safety issues involving pathogen contamination. The foodservice increases occurred broadly across all lines of products. Growth in foodservice volumes also contributed to year-to-date Specialty Foods segment net sales of $543.1 million, increasing by 3% over the prior-year total of $527.3 million.
     Net sales of the Glassware and Candles segment for the third quarter ended March 31, 2007 totaled $50.2 million, a 4% increase from the prior-year quarter total of $48.5 million. This increase was attributable to stronger candle volumes among various accounts. Glassware and Candles net sales year-to-date totaled $175.3 million, increasing by 1% over the prior year-to-date amount of $174.0 million.
     Automotive segment net sales for the third quarter ended March 31, 2007 totaled $58.4 million, a 1% decrease from the prior-year third quarter total of $59.2 million. As anticipated, sales volume of aluminum accessories during the third quarter of 2007 rose above the levels of the second quarter due to planned increases in production schedules at certain key customers. However, compared to the quarter ended March 2006, lower sales of aluminum accessories to several original equipment manufacturers was only partially offset by increased aftermarket sales of such products as well as greater sales of floor mats. Year-to-date net sales for the Automotive segment reached $161.8 million, which remained essentially flat with the prior-year total of $161.2 million as higher sales of floor mats have been largely offset by reduced sales of aluminum accessories.
     As a percentage of sales, our consolidated gross margin for the three and nine months ended March 31, 2007 was 15.9% and 16.3%, respectively, as compared to 14.7% and 17.5% achieved in the prior-year comparative periods.
     In the Specialty Foods segment, gross margin percentages declined slightly for the quarter and year-to-date periods despite benefiting from the higher sales volumes. Significant factors adversely affecting margins were higher ingredient costs and costs associated with plant start-up and customer rollouts at the new dressing manufacturing facility located in Kentucky. We are seeing a trend toward markedly higher food commodity costs, such as soybean oil, dairy, eggs and flour and expect these costs will be higher for the final quarter of 2007 and into 2008.
     Gross margin percentages in the Glassware and Candles segment for the quarter and year to date improved significantly from the prior-year periods. The current-year margins reflect improved operating performance and modest gains from price increases, offset somewhat by a restructuring charge of $1.4 million for the write-down of inventories included in cost of sales, which related to the previously announced closing of our industrial glass manufacturing facility located in Lancaster, Ohio. The prior-year third quarter included over $3 million in unabsorbed pretax costs relating to an extended idling of our Oklahoma glassware facility.
     Within our Automotive segment, gross margin percentages for the quarter and year-to-date periods declined due to several factors, including the extent of continuing higher raw-material costs, particularly for aluminum. Also affecting margins were significant strike-related costs associated with a labor strike at our Coshocton, Ohio facility and, for the nine-month period, operating inefficiencies within our extruded floor mat operations. Costs associated with the labor strike approximated $1 million in the third quarter and over $3 million year to date. The strike was settled with the approval of a new labor contract by the labor union on February 7, 2007, and the union workforce returned to work in mid February. The prior year-to-date margins were inclusive of a gain of approximately $0.8 million that resulted from the sale of idle real estate and a noncash asset impairment charge of approximately $0.6 million, related to idle floor mat manufacturing equipment.
 Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2007	2006	Change		2007	2006	Change
Selling, General and Administrative Expenses	$25,322	$23,192	$2,130	9%	$75,230	$73,611	$1,619	2%

SG&A Expenses as a Percent of Sales	8.8%	8.4%			8.5%	8.5%

     Consolidated selling, general and administrative costs of $25.3 million and $75.2 million for the three and nine months ended March 31, 2007 increased by 9% and 2%, respectively, from the $23.2 million and $73.6 million for the three and nine months ended March 31, 2006. The increase in these costs for the quarter occurred mainly within the Specialty Foods segment and the Glassware and Candles segment and was primarily due to the effects of the increased sales volume and a less favorable provision for bad debts. Year-to-date costs are comparable as a percentage of sales.
 Restructuring and Impairment Charge
     In the third quarter of 2007, we recorded a restructuring and impairment charge of approximately $2.4 million ($1.5 million after taxes) including $1.4 million recorded in cost of sales for the write-down of inventories. The restructuring and impairment charge consists of asset write-offs, accelerated depreciation of certain property, plant and equipment, a pension curtailment charge and termination benefits. These charges are related to the planned closing of our industrial glass operations located in Lancaster, Ohio. It is anticipated that production at the manufacturing facility will be largely phased out by June 30, 2007 and that active business operations will effectively cease by the end of the calendar year upon the expected completion of certain sales and distribution activities. The decision to close this operation resulted from continuing declines in volume and profitability.
     The total estimated costs associated with this plant closure are expected to be between $5 and $7 million. The costs are expected to include employee termination costs and other employee benefit costs, asset write-offs, costs associated with disposal-related activities and accelerated depreciation on certain property, plant and equipment. Total cash expenditures are estimated to be approximately $3 million and are expected to occur over the balance of calendar 2007.

     An analysis of this restructuring activity and the related liability recorded within the Glassware and Candles segment at March 31, 2007 follows:

	Accrual at		2007	Accrual at
	June 30,	2007	Cash	March 31,
	2006	Charge	Outlays	2007
Restructuring and Impairment Charge
Employee Separation Costs	$–	$16	$–	$16

Pension Curtailment Charges		287
Accelerated Depreciation		701
Inventory Write-Down		1,400

Total Restructuring and Impairment Charge		$2,404

     The restructuring accrual is located in accrued liabilities at March 31, 2007.
 Operating Income
     The foregoing factors contributed to consolidated operating income totaling $19.4 million and $67.4 million, respectively, for the three and nine months ended March 31, 2007. These amounts represent an increase of 15% from the prior-year quarter and a decrease of 12% from the prior year to date. By segment, our operating income can be summarized as follows:

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2007	2006	Change		2007	2006	Change
Operating Income

Specialty Foods	$22,046	$22,102	$(56)	0%	$76,997	$79,520	$(2,523)	(3)%

Glassware and Candles	987	(2,586)	3,573	N/M	4,109	3,034	1,075	35%

Automotive	(1,400)	(727)	(673)	(93)%	(7,976)	(78)	(7,898)	N/M

Corporate Expenses	(2,240)	(1,887)	(353)	19%	(5,732)	(5,482)	(250)	5%

Total	$19,393	$16,902	$2,491	15%	$67,398	$76,994	$(9,596)	(12)%

Operating Income as a Percent of Sales

Specialty Foods	12.4%	13.1%			14.2%	15.1%

Glassware and Candles	2.0%	(5.3)%			2.3%	1.7%

Automotive	(2.4)%	(1.2)%			(4.9)%	0.0%

Consolidated	6.8%	6.1%			7.7%	8.9%
 Interest Expense
     Interest expense related to short-term borrowings under an uncommitted line of credit was less than $0.1 million for the nine months ended March 31, 2007.
 Other Income – Continued Dumping and Subsidy Offset Act
     We received a $0.7 million distribution from the U.S. government under CDSOA in the second quarter of 2007, as compared to a distribution of $11.4 million in the corresponding period of 2006. For a detailed discussion of the status of CDSOA distributions, see the “Overview” section of this MD&A.
 Interest Income and Other – Net
     The quarter and year-to-date periods ended March 31, 2007 included interest income and other of $0.3 million and $0.8 million, respectively, as compared to $0.8 million and $3.4 million in the corresponding periods of the prior year. The decrease was primarily due to lower interest income, despite higher interest rates, as our aggregate level of cash, cash equivalents, and short-term investments decreased significantly as compared to the prior year due to the extent of current and prior-year treasury share repurchases, dividend payments and capital expenditures.
 Income Before Income Taxes
     As impacted by the factors discussed above, including the $10.7 million reduction in CDSOA receipts, income before income taxes for the year-to-date period ended March 31, 2007 decreased by $22.9 million to $68.9 million from the prior-year total of $91.8 million. Our effective tax rate of 36.8% for the nine months ended March 31, 2007 increased from the prior-year rate of 35.8%, as the prior-year rate benefited from greater tax-free income and from being able to deduct the portion of the December 2005 special dividend that we paid to our employee stock ownership plan.
 Income from Continuing Operations
     Third quarter income from continuing operations for 2007 of $12.4 million increased from the preceding year’s income from continuing operations for the quarter of $11.4 million, as influenced by the factors noted above. Year-to-date income from continuing operations of $43.6 million decreased from the prior year-to-date total of $58.9 million, as influenced by the decline in CDSOA receipts. Income from continuing operations per share for the third quarter of 2007 totaled $.39 per basic and diluted share, as compared to $.34 per basic and diluted share recorded in the prior year. This amount was influenced by our share repurchase program, which contributed to a 5% year-over-year reduction in weighted average shares outstanding. Year-to-date income from continuing operations per share was $1.37 on a basic and diluted basis compared to $1.75 on a basic basis and $1.74 on a diluted basis for the prior-year period.
 Discontinued Operations
     Income from discontinued operations, net of tax, totaled $1.1 million and $1.6 million for the three and nine months ended March 31, 2007, respectively. These amounts included an after-tax gain of $0.7 million on the March 2007 sale of our automotive accessory operations located in Wapakoneta, Ohio. Income from discontinued operations, net of tax, totaled $0.4 million and $1.1 million for the three and nine months ended March 31, 2006, respectively. Income from discontinued operations per share for the third quarter of 2007 totaled $.03 per basic and diluted share, as compared to $.01 per basic and diluted share in the third quarter of 2006. Year-to-date income from discontinued operations per share was $.05 on a basic and diluted basis compared to $.03 on a basic and diluted basis for the prior-year period.
 Net Income
     Third quarter net income for 2007 of $13.5 million increased from the preceding year’s net income for the quarter of $11.8 million, as influenced by the factors noted above. Year-to-date net income of $45.1 million decreased from the prior year-to-date total of $60.1 million. Net income per share for the third quarter of 2007 totaled $.43 per basic and diluted share, as compared to $.35 per basic and diluted share recorded in the prior year. Year-to-date net income per share was $1.42 on a basic and diluted basis compared to $1.78 on a basic and diluted basis for the prior-year period.
 FINANCIAL CONDITION
     The current and prior-year balance sheet and cash flows reflect the classification of the sold Automotive operations as discontinued operations.
     For the nine months ended March 31, 2007, net cash provided by operating activities from continuing operations totaled $65.9 million as compared to $66.4 million in the prior-year period. The decrease results primarily from our reduced level of net income being mostly offset by comparatively favorable relative changes in working capital components, especially other current assets and accounts payable.
     Cash provided by investing activities from continuing operations for the nine months ended March 31, 2007 was $4.9 million. This represents an increase of $24.0 million, compared to the prior-year cash use of $19.1 million. The difference is the result of lower capital expenditures occurring in the current year as well as the net proceeds on the sale of our discontinued operations. There was also a benefit gained from the relative change in net short-term investments. Prior-year capital expenditures were higher than historical levels due to the construction of a new salad dressing facility, which was completed in early 2007. However, we anticipate that total capital expenditures for 2007 could approach $60 million due to anticipated further expenditures on the construction of a new frozen roll manufacturing facility in Kentucky. We believe that this facility will complement our existing operations, and production is expected to begin during the first quarter of 2008.
     Cash used in financing activities from continuing operations for the nine months ended March 31, 2007 of $68.9 million decreased from the prior-year total of $148.8 million due primarily to decreased dividend payments and lower treasury share repurchases offset somewhat by the comparative change in cash overdraft balances. Prior-year dividend payments included a special cash dividend of $2.00 per common share in the second quarter of 2006. At March 31, 2007, approximately 1,905,000 shares remain authorized for future buyback under the existing buyback program.
     We believe that internally generated funds, our existing aggregate balances in cash and cash equivalents, in addition to our currently available bank credit arrangements, should be adequate to meet our foreseeable cash requirements.
CONTRACTUAL OBLIGATIONS
     We have various contractual obligations, which are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of March 31, 2007 and future minimum lease payments for the use of property and equipment under operating lease agreements. There have been no significant changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.
     In March 2007, Sister Schubert’s Homemade Rolls, Inc. (“SS”), an indirect wholly owned subsidiary of ours, entered into a Design/Build Agreement (the “Agreement”) with Shambaugh and Son, LP (“Shambaugh”), an affiliate of EMCOR Group, Inc. Under the terms of the Agreement, SS has contracted for Shambaugh to design, organize, coordinate, direct and construct a new production facility (the “Project”) located in Hart County, Kentucky to be utilized for the manufacture of frozen rolls. Subject to certain conditions, the Agreement provides that the total cost to be charged SS for Shambaugh’s work on the Project is to be within a guaranteed maximum price of approximately $23 million. The Agreement contains other terms and conditions addressing issues common to such arrangements and contemplates completion of the Project not later than September 2007. The Agreement was included as Exhibit 10.1 on our 8-K, which was filed on March 16, 2007. As of March 31, 2007, we were still obligated for approximately $10 million under the Agreement.
CRITICAL ACCOUNTING POLICIES
     There have been no changes in critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 159 will have on our financial position or results of operations.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This pronouncement is effective at the end of our 2007 fiscal year. We are currently evaluating the impact that SFAS 158 will have on our financial position.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact that FIN 48 will have on our financial position or results of operations.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Due to issues arising from the alleged late payment of real estate taxes, the Polk County, Iowa Treasurer filed an interpleader action in August 2006 requesting that the Polk County District Court determine the proper ownership of certain real estate associated with the principal manufacturing facility of our aluminum automotive accessory operations in Des Moines, Iowa. Since our report on Form 10-Q was filed for the period ended December 31, 2006, the trial judge has granted our summary judgment motion, which, if not overturned, results in our good and marketable title to the property, but this ruling has been appealed. We continue to defend this matter vigorously. Based on the advice of legal counsel and further reinforced by the granting of our summary judgment motion, we believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial statements. However, all litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our results of operations.
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed under Item 1A in our June 30, 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) In both May 2006 and 2005, our Board of Directors approved share repurchase authorizations of 2,000,000 shares, of which approximately 1,905,000 shares from the May 2006 authorization remain authorized for future repurchases at March 31, 2007. In the third quarter, we made the following repurchases of our common stock:

			Total Number	Maximum Number
	Total	Average	of Shares	of Shares That May
	Number	Price	Purchased as	Yet be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plans or
Period	Purchased	Share	Announced Plans	Programs
January 1-31, 2007	–	$–	–	2,223,166
February 1-28, 2007	75,128	$43.72	75,128	2,148,038
March 1-31, 2007	242,800	$42.24	242,800	1,905,238

Total	317,928	$42.59	317,928	1,905,238

     These share repurchase authorizations do not have a stated expiration date.
Item 6. Exhibits. See Index to Exhibits following Signatures.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation (Registrant)

Date: May 10, 2007	By:	/s/ John B. Gerlach, Jr. John B. Gerlach, Jr. Chairman, Chief Executive Officer, President and Director

Date: May 10, 2007	By:	/s/ John L. Boylan John L. Boylan Treasurer, Vice President, Assistant Secretary, Chief Financial Officer (Principal Financial and Accounting Officer) and Director

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2007
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith