Form 10-K
period 2007-06-30
LANCASTER COLONY CORP
filed 2007-08-28
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-04065
Lancaster Colony Corporation
(Exact name of registrant as specified in its charter)

Ohio	13-1955943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

37 West Broad Street	43215
Columbus, Ohio	(Zip Code)
(Address of principal executive offices)
614-224-7141
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Without Par Value	The NASDAQ Stock Market LLC
(including Series A Participating	(NASDAQ Global Select Market)
Preferred Share Purchase Rights)
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined by Rule 12b-2 of the Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of Common Stock held by non-affiliates on December 29, 2006 was approximately $1,004,527,000, based on the closing price of these shares on that day.
     As of August 20, 2007, there were approximately 30,361,000 shares of Common Stock, without par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I
Item 1. Business
GENERAL
     Lancaster Colony Corporation, an Ohio corporation (reincorporated in 1992, successor to a Delaware corporation originally incorporated in 1961), is a diversified manufacturer and marketer of consumer products with a focus on specialty food products for the retail and foodservice markets. Other consumer products manufactured and marketed by Lancaster Colony Corporation include glassware and candles for the retail, floral, and foodservice markets and automotive accessories for the original equipment market and aftermarket. Our principal executive offices are located at 37 West Broad Street, Columbus, Ohio 43215 and our telephone number is 614-224-7141.
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
  Available Information
     Our Internet Web site address is http://www.lancastercolony.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our Web site or connected to it is not incorporated into this Annual Report on Form 10-K.
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
     We operate in three business segments – “Specialty Foods,” “Glassware and Candles” and “Automotive” – with continuing operations accounting for approximately 67%, 20% and 13%, respectively, of consolidated net sales for the year ended June 30, 2007. The financial information relating to business segments for the three years in the periods ended June 30, 2007, 2006 and 2005 is included in Note 18 to the consolidated financial statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.
  Specialty Foods
     The food products we manufacture and sell include salad dressings and sauces marketed under the brand names “Marzetti,” “T. Marzetti,” “Cardini’s,” “Pfeiffer” and “Girard’s”; fruit glazes, vegetable dips and fruit dips marketed under the brand name “T. Marzetti”; frozen hearth-baked breads marketed under the brand names “New York BRAND” and “Mamma Bella”; frozen Parkerhouse style yeast dinner rolls and sweet rolls marketed under the brand names “Sister Schubert’s,” “Marshall’s” and “Mary B’s”; premium dry egg noodles marketed under the brand names “Inn Maid” and “Amish Kitchen”; frozen specialty noodles and pastas marketed under the brand names “Reames” and “Aunt Vi’s”; croutons and related products marketed under the brand names “New York BRAND,” “Chatham Village,” “Cardini’s” and “T. Marzetti” and caviar marketed under the brand name “Romanoff.” A portion of our sales in this segment is sold under private label to retailers, distributors and restaurants primarily in the United States. Additionally, a portion of our sales relates to frozen specialty noodles and pastas sold to industrial customers for use as ingredients in their products.
     The dressings, sauces, croutons, fruit glazes, vegetable dips, fruit dips, frozen hearth-baked breads and yeast rolls are sold primarily through sales personnel, food brokers and distributors in various metropolitan areas in the United States with sales being made to retail, club stores and foodservice markets. We have strong placement of products in U.S. grocery produce departments through our refrigerated salad dressings, vegetable and fruit dips, and croutons. Within the frozen aisles of grocery retailers, we also have prominent market positions of frozen yeast rolls, as well as garlic breads. Products we sell in the foodservice markets are often custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. Similar to our retail efforts, we utilize our research and development resources to accommodate a strong desire for new and differentiated products among our foodservice users.
     The dry egg noodles and frozen specialty noodles are sold through sales personnel, food brokers and distributors to retail, foodservice and industrial markets principally in the central and midwestern United States.
     Sales attributable to one customer comprised approximately 13%, 12% and 11% of this segment’s total net sales in 2007, 2006 and 2005, respectively. No other customer accounted for more than 10% of this segment’s total net sales. Although we have the leading market share in several product categories, all of the markets in which we sell food products are highly competitive in the areas of price, quality and customer service.
     The Specialty Foods segment reported its 37th consecutive year of record sales in 2007. Our strong retail brands and product development capabilities continue to be a source of future growth for this segment. In foodservice markets, we attempt to expand existing customer relationships and pursue new opportunities by leveraging our culinary skills and experience to support the development of new menu offerings. Acquisitions are also an important component of our future growth plans, with a focus on fit and value. The 2007 acquisition of Marshall Biscuit Company, Inc., a privately owned producer and marketer of frozen yeast rolls and biscuits, is the most recent example of this segment’s commitment to growth through complementary acquisitions.
     A significant portion of this segment’s product lines is manufactured at our 16 plants located throughout the United States. Certain items are manufactured and packaged by third parties located in the United States, Canada and England under contractual agreements established by us.
     Efficient and cost-effective production remains a key focus of the Specialty Foods segment. Beyond this segment’s ongoing initiatives for cost savings and operational improvements, we recently completed the construction of two new production facilities in Hart County, Kentucky. In 2007, we began production at our new salad dressing plant with the incremental capacity enabling us to achieve operating efficiencies at both the new and existing dressing plant locations. As we begin 2008, we are also starting production at a newly constructed facility for the manufacture of frozen yeast rolls. This new facility will help satisfy increased customer demand and improve operating efficiencies.
     The operations of this segment are not affected to any material extent by seasonal fluctuations. We do not utilize any franchises or concessions in this business segment. The trademarks that we utilize are significant to the overall success of this segment. The patents and licenses under which we operate, however, are not essential to the overall success of this segment.
  Glassware and Candles
     We sell candles, candle accessories, and other home fragrance products in a variety of sizes, forms and fragrance in retail markets to mass merchants, supermarkets, drug stores and specialty shops under the “Candle-lite” brand name. A portion of our candle business is marketed under private label.
     Our glass products include a broad range of machine-blown and pressed consumer glassware.
     We offer a diverse line of decorative and ornamental consumer glassware products such as tumblers, bowls, pitchers, jars, barware, and candle accessories. We market these products under a variety of trademarks, the most important of which is “Indiana Glass.”
     Glass vases and containers are sold to both the retail and wholesale floral markets under the brand names “Brody” and “Indiana Glass,” as well as to mass merchants and specialty craft stores.
     We sell our consumer glassware products in retail markets to mass merchants, department stores, drug stores and specialty shops, as well as to wholesalers. We also sell products to customers in certain commercial markets, including restaurants, hotels, hospitals and schools.

     All the markets in which we sell glass products are highly competitive in the areas of design, price, quality and customer service. Sales attributable to one customer comprised approximately 31%, 30% and 31% of this segment’s total net sales in 2007, 2006 and 2005, respectively. No other customer accounted for more than 10% of this segment’s total net sales.
     Seasonal retail stocking patterns cause certain of this segment’s products to experience increased sales in the first half of the fiscal year. We do not use any franchises or concessions in this segment. The patents and licenses under which we operate are not essential to the overall success of this segment. Certain trademarks are important, however, to this segment’s marketing efforts.
     In March 2007, we announced the closing of our industrial glass operation located in Lancaster, Ohio. Production at this facility was largely phased out by May 31, 2007, and it is expected that business operations, including final sell-through of industrial glass products, will effectively cease by December 31, 2007.
Automotive
     We manufacture and sell running boards, tube steps, toolboxes and other accessories for pickup trucks, vans and sport utility vehicles to original equipment manufacturers (“OEM”) and aftermarket retailers. The items sold to aftermarket retailers are marketed under the “Dee Zee” brand name and are also subject to marketing under private labels. Sales attributable to one customer comprised approximately 41% of this segment’s total net sales in 2007. In 2006, three customers, each with sales greater than 10% of total segment sales, accounted for approximately 60% of this segment’s total net sales. In 2005, four customers, each with sales greater than 10% of total segment sales, accounted for approximately 61% of this segment’s total net sales. No other customer accounted for more than 10% of this segment’s total net sales. Although we are among the market leaders in many of our product lines, all the markets in which we sell automotive products are highly competitive in the areas of design, price, quality and customer service.
     The operations of this segment are not affected to any material extent by seasonal fluctuations. We do not utilize any significant franchises or concessions in this segment. The patents and licenses under which we operate are generally not essential to the overall success of this segment. Certain trademarks, however, are valuable to the segment’s marketing efforts.
     In March 2007, as part of our strategic alternative review of nonfood operations, we announced the sale of substantially all the operating assets of our automotive accessory operations located in Wapakoneta, Ohio. Products manufactured at this location included pickup truck bed mats as well as truck and trailer splashguards. This operation generated net sales of approximately $26 million in 2006.
     In June 2007, also as part of our strategic alternative review of nonfood operations, we announced the sale of substantially all the operating assets of our automotive accessory operations located in Coshocton, Ohio and LaGrange, Georgia. The primary products manufactured at these locations were automotive floor mats. These operations generated net sales of approximately $76 million in 2006.
NET SALES BY CLASS OF PRODUCTS
     The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products that account for at least 10% of our consolidated net sales in any year from 2005 through 2007:

	2007	2006	2005
Specialty Foods:
Retail	34%	35%	33%
Foodservice	32%	31%	32%
Glassware and Candles:
Consumer Table and Giftware	16%	16%	18%
Automotive:
Original Equipment Manufacturers	11%	11%	7%

     Net sales attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) totaled approximately 15%, 14% and 14% of consolidated net sales for 2007, 2006 and 2005, respectively.
RESEARCH AND DEVELOPMENT
     The estimated amount spent during each of the last three years on research and development activities determined in accordance with generally accepted accounting principles is not considered material.
BACKLOG
     The nature of our backlog varies by segment. Orders in our Specialty Foods segment are generally filled in three to seven days following the receipt of the order. In our Glassware and Candles segment, certain orders are received in a highly seasonal manner, and the timing of the receipt of several large customer orders can materially impact the amount of the backlog at any point in time without being an indication of longer-term sales. In the aftermarket sector of our Automotive segment, orders are generally filled within four to six weeks following the receipt of the order, while orders from OEMs are generally filled within four to eight weeks. Our Automotive segment backlog is impacted by general market conditions in the automobile industry and is subject to general economic conditions and changes in consumer demand. Due to these variables, we do not view the amount of backlog at any particular point in time as a meaningful indicator of longer-term shipments.
ENVIRONMENTAL MATTERS
     Certain of our operations are subject to various Federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations is not expected to have a material adverse effect upon the level of capital expenditures, earnings or our competitive position for the remainder of the current and succeeding year.
EMPLOYEES AND LABOR RELATIONS
     As of June 30, 2007, we had approximately 4,800 employees. Approximately 21% of these employees are represented under various collective bargaining agreements, which expire at various times through calendar year 2010. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material adverse effect on our business and results of operations.
FOREIGN OPERATIONS AND EXPORT SALES
     Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations.
RAW MATERIALS
     During 2007, we obtained adequate supplies of raw materials for all of our segments. We rely on a variety of raw materials for the day-to-day production of our products, including soybean oil, certain dairy-related products, flour, fragrances and colorant agents, soda ash, sand, paraffin wax, plastic and paper packaging materials, plastics, resins, aluminum and steel.
     We purchase the majority of these materials on the open market to meet current requirements, but we also have some longer-term, fixed-price contracts. See further discussion in our contractual obligations disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although the availability of certain of these materials has become more influenced by the level of global demand, we anticipate that future sources of supply will generally be adequate for our needs.
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
     Competition within all our markets is intense and is expected to remain so. Numerous competitors exist, many of which are larger in size. Global production overcapacity has also had an impact on our nonfood operations, particularly within our Glassware and Candles segment. These competitive conditions could lead to significant downward pressure on the prices of our products, which could have a material adverse effect on our revenues and profitability.
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
     Our net sales to Wal-Mart represented approximately 15% of consolidated net sales for the year ended June 30, 2007. We believe that our relationship with Wal-Mart is good, but we cannot assure that we will be able to maintain this relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Wal-Mart’s financial condition could also have a material adverse effect on our business and results of operations.
Increases in the costs or limitations to the availability of raw materials we use to produce our products could adversely affect our business by increasing our costs to produce goods.
     We purchase a majority of our key raw materials on the open market. Our ability to avoid the adverse effects of a pronounced, sustained price increase in our raw materials is limited. However, we try to limit our exposure to price fluctuations for raw materials by occasionally entering into longer-term, fixed-price contracts for certain raw materials. Our principal raw-material needs include soybean oil, various dairy-related products, flour, paper and plastic packaging materials, paraffin wax, resins, steel and aluminum. We have observed increased pricing on many of these raw materials in recent years. Commodity markets for grain-based products, including dairy, food oil and flour products, on which our food products depend, have risen and become extremely volatile due to recent concerns over grain-based fuel sources. We anticipate that future sources of supply will generally be adequate for our needs, but disruptions in availability and increased prices could have a material adverse effect on our business and results of operations.
     In 2007, we experienced an increase in the costs of raw materials used in our Specialty Foods segment, which had an adverse impact on our operating income. While we have begun to take measures to offset the impact of these higher costs, our ability to implement these measures and offset the higher costs remains uncertain. There is also no assurance that we will not experience further increases in the costs of raw materials. Such further increases, as well as the extent of our success in implementing measures to offset higher costs, could have a material adverse impact on our business and results of operations.
A disruption of production at certain of our manufacturing facilities could result in an inability to provide adequate levels of customer service.
     We produce certain products at a single manufacturing site. It is possible that we could experience a production disruption at such a site that results in a reduction or elimination of the availability of some of our products. Should we not be able to obtain alternate production capability in a timely manner, a negative impact on our operations could result.
We may be subject to product recalls or product liability claims for misbranded, adulterated, contaminated or spoiled food products or defective consumer products.
     Our operations could be impacted by both genuine and fictitious claims regarding our products and our competitors’ products. Under adverse circumstances, we may need to recall some of our products if they become adulterated, misbranded, contaminated, or contain a defect, which could create a substantial product hazard or create an unreasonable risk of serious injury or death, and we may also be liable if the consumption of any of our products causes injury.
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
     In addition, either a significant product recall or a product liability claim involving a competitor’s products or products in markets related to those in which we compete could result in a loss of consumer confidence in our products or our markets generally and could have a material impact on consumer demand. For example, in fiscal 2007, media reports of contaminated produce products led to a decrease in consumer demand for bagged salads, which affected sales of our Specialty Foods segment.
Increases in energy-related costs could negatively affect our business by increasing our costs to produce goods.
     We are subject to volatility in energy-related costs that affect the cost of producing our products. This is especially true in our Glassware and Candles segment, where we use large amounts of natural gas and paraffin wax, and in our Specialty Foods segment, where we utilize petroleum-derived packaging materials. Significant increases in energy-related costs, like we experienced in the first half of fiscal 2006 for natural gas, increase our costs to produce goods and decrease our operating margins. Increases in these types of costs could have a material adverse effect on our business and results of operations.
The availability and cost of transportation for our products is vital to our success, and the loss of availability or increase in the cost of transportation could have an unfavorable impact on our business and results of operations.
     Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products is a key factor to our success. Our Specialty Foods segment requires the use of refrigerated trailers to ship many of its products. Delays in transportation, especially in our Specialty Foods segment, where orders are generally filled in three to seven days following the receipt of the order, could have a material adverse effect on our business and results of operations. Further, high fuel costs also impact our financial results. We are often required to pay fuel surcharges to third-party transporters of our products due to high fuel costs. These fuel surcharges can be substantial and increase our cost of goods sold. If we are unable to pass those high costs to our customers in the form of price increases, those higher costs could have a material adverse effect on our business and results of operations.
Our inability to bring production online and efficiently operate our new frozen yeast roll manufacturing facility could have a material adverse effect on our business and results of operations.
     We are in the process of starting production at a new frozen yeast roll manufacturing facility in southern Kentucky. The failure to efficiently bring production online, employ an adequate number of skilled workers, or operate the facility in an efficient manner could have a material adverse effect on our business and results of operations.

Our inability to successfully renegotiate union contracts and any prolonged work stoppages or other business disruptions could have an adverse effect on our business and results of operations.
     Two of our union contracts will be subject to renegotiation during fiscal 2008. We believe that our labor relations with unionized employees are good, but our inability to successfully negotiate the renewal of these contracts could have a material adverse effect on our business and results of operations. Any prolonged work stoppages could also have an adverse effect on our results of operations.
     We are also subject to risks of other business disruptions associated with our dependence on our production facilities and our distribution systems. Natural disasters, terrorist activity or other events could interrupt our production or distribution and have a material adverse impact on our business and results of operations.
There is no certainty regarding the amount of future CDSOA distributions.
     The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $0.7 million, $11.4 million, and $26.2 million in 2007, 2006 and 2005, respectively. These remittances related to certain candles being imported from the People’s Republic of China. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. In July 2006, the U.S. Court of International Trade (“CIT”) ruled unconstitutional, on First Amendment grounds, CDSOA’s requirement that a company that is not a petitioner must have indicated its support for an antidumping petition in order to be eligible for a distribution. In July 2007, the CIT found the statute was severable to make all domestic producers eligible for benefits and remanded to the agencies for a determination of moneys owed to the plaintiff. The remand is ongoing as of mid-August 2007. In September 2006, the CIT, in a separate case, ruled the requirement unconstitutional on equal protection grounds; following a remand, the CIT issued a final judgment in July 2007 affirming the agencies decisions on remand. An appeal can be taken by any of the parties to that case until late September 2007. Other cases challenging the constitutionality of CDSOA are pending before the CIT, most of which have been assigned to a panel of three CIT judges and consolidated or stayed. We expect that the rulings of the CIT, once finalized, will be appealed. The ultimate resolution of the pending litigation, its timing and what, if any, effects the litigation will have on our receipt of future CDSOA distributions is uncertain. In addition to the CIT ruling, there are a number of factors that can affect whether we receive any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential changes in the law, other ongoing or potential legal challenges to the law, the administrative operation of the law and the status of the underlying antidumping orders.
Impairment charges could have a material adverse effect on our financial results.
     We recorded restructuring and impairment charges totaling approximately $3.5 million and $0.9 million in 2007 and 2005, respectively, including $1.4 million recorded in cost of sales for the write-down of inventories in 2007. Likewise, future events may occur that would adversely affect the reported value of our assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, or a material adverse change in our relationship with significant customers.
We may not be able to successfully consummate proposed acquisitions or divestitures or integrate acquired businesses.
     From time to time, we evaluate acquiring other businesses that would strategically fit within our various operations. If we are unable to consummate, successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, our financial results could be adversely affected. In addition, we may, from time to time, divest businesses that are less of a strategic fit within our portfolio or do not meet our growth or profitability targets. As a result, our profitability may be impacted by either gains or losses on the sales of those businesses or lost operating income or cash flows from those businesses. We may also not be able to divest businesses that are not core businesses or may not be able to do so on terms that are favorable to us. Further, a buyer’s inability to fulfill contractual obligations that were assigned as part of a business divestiture, including those relating to customer contracts, could lead to future financial loss on our part. In addition, we may be required to incur asset impairment or restructuring charges related to acquired or divested businesses, which may reduce our profitability and cash flows. These potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers.
A future increase in our indebtedness could adversely affect our profitability and operational flexibility.
     For the first time in several years, we began incurring borrowings in 2007. We anticipate that such indebtedness may persist in 2008, perhaps at higher average levels than in 2007. A consequence of such indebtedness could be a reduction in the level of our profitability due to higher interest expense. Depending on the future extent and availability of our borrowings, we could also become more vulnerable to economic downturns, require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise be unable to meet our obligations when due.
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
We rely on the value of our brands, and the costs of maintaining and enhancing the awareness of our brands are increasing, which could have an adverse impact on our revenues and profitability.
     We rely on the success of our well-recognized brand names. We intend to maintain our strong brand recognition by continuing to devote resources to advertising, marketing and other brand-building efforts. If we are not successful in maintaining our brand recognition, this could have a material adverse effect on our business and results of operations.
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     We use approximately 5.2 million square feet of space for our operations. Of this space, approximately 1.3 million square feet are leased.

     The following table summarizes our locations that in total exceed 75,000 square feet of space (including aggregation of multiple facilities) and which are considered our principal manufacturing and warehousing operations:

		Approximate	Terms of
Location	Business Segment	Square Feet	Occupancy
Altoona, IA (3)	Specialty Foods	109,000	Owned/Leased
Bedford Heights, OH (3)	Specialty Foods	91,000	Owned/Leased
Columbus, OH (3)	Specialty Foods	392,000	Owned/Leased
Grove City, OH	Specialty Foods	195,000	Owned
Horse Cave, KY	Specialty Foods	225,000	Owned
Luverne, AL	Specialty Foods	91,000	Owned
Milpitas, CA (4)	Specialty Foods	130,000	Owned/Leased
Wilson, NY	Specialty Foods	80,000	Owned
Dunkirk, IN	Glassware and Candles	622,000	Owned
Leesburg, OH (1)	Glassware and Candles	875,000	Owned/Leased
Sapulpa, OK (3)	Glassware and Candles	680,000	Owned/Leased
Jackson, OH	Glassware and Candles	122,000	Owned
Des Moines, IA (2)(4)	Automotive	698,000	Owned/Leased

(1)	Part leased on a monthly basis

(2)	Part leased for term expiring in calendar year 2007

(3)	Part leased for term expiring in calendar year 2009

(4)	Part leased for term expiring in calendar year 2010
     We have recently completed the construction of a new frozen yeast roll manufacturing facility in Horse Cave, Kentucky. The facility contains approximately 108,000 square feet.
Item 3. Legal Proceedings
     We currently are a party to various legal proceedings, including those noted below. Such matters did not have a material adverse effect on the current-year results of operations. While we believe that the ultimate outcome of these various proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or future results of operations, litigation is always subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from manufacturing or selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on net income for the period in which the ruling occurs and future periods.
Real Estate Matters
     Due to issues arising from the alleged late payment of real estate taxes, the Polk County, Iowa Treasurer filed an interpleader action in August 2006 requesting that the Polk County District Court determine the proper ownership of certain real estate associated with the principal manufacturing facility of our aluminum automotive accessory operations in Des Moines, Iowa. The parties entered into a settlement agreement as of May 4, 2007, whereby we agreed to pay $100,836 in back real estate taxes. We do not have any ongoing material obligations under the settlement agreement, and a dismissal of the case has been filed.

Item 4. Submission of Matters to a Vote of Security Holders
     None
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock trades on The NASDAQ Global Select Market under the symbol LANC. The following table sets forth the high and low prices for Lancaster Colony common shares and the dividends paid for each quarter of 2007 and 2006. Stock prices were provided by The NASDAQ Stock Market LLC.

			Dividends
	Stock Prices		Paid
	High	Low	Per Share
2007
First quarter	$46.00	$37.28	$.26
Second quarter	47.38	39.31	.27
Third quarter	45.96	39.99	.27
Fourth quarter	45.09	41.23	.27

Year			$1.07

2006
First quarter	$46.24	$41.93	$.25
Second quarter	44.16	36.35	2.26	(1)
Third quarter	42.20	37.10	.26
Fourth quarter	42.30	37.37	.26

Year			$3.03

(1)	Includes special cash dividend of $2.00 per common share. This dividend was approved by our Board of Directors (“Board”) on November 21, 2005 and was paid on December 30, 2005 to shareholders of record on December 9, 2005.
     The number of shareholders as of August 20, 2007 was approximately 7,300. The highest and lowest prices for our common stock from July 2, 2007 to August 20, 2007 were $44.02 and $37.05.
     We have paid dividends for 176 consecutive quarters. Future dividends will depend on our earnings, financial condition and other factors.
Issuer Purchases of Equity Securities
     Our Board approved a share repurchase authorization of 2,000,000 shares in May 2006. Approximately 1,345,000 shares from this authorization remained authorized for future purchase at June 30, 2007. In August 2007, our Board approved an additional share repurchase authorization of 2,000,000 shares. In the fourth quarter, we made the following repurchases of our common stock:

			Total Number
	Total	Average	of Shares	Maximum Number
	Number	Price	Purchased as	of Shares That May
	of Shares	Paid Per	Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans	Under the Plans
April 1-30, 2007	15,013	$44.329	15,013	1,890,225
May 1-31, 2007	240,250	$43.394	240,250	1,649,975
June 1-30, 2007	305,238	$42.186	305,238	1,344,737

Total	560,501	$42.761	560,501	1,344,737

     These share repurchase authorizations do not have a stated expiration date.

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
OF LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX
AND THE DOW JONES U.S. FOOD PRODUCERS INDEX
     The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2002 in each of our Common Stock, the S&P Midcap 400 Index and the Dow Jones U.S. Food Producers Index. It is assumed that all dividends are reinvested.
Cumulative Total Return (Dollars)

	6/02	6/03	6/04	6/05	6/06	6/07
Lancaster Colony Corporation	100.00	110.68	121.69	128.40	127.27	138.49
S&P Midcap 400	100.00	99.29	127.07	144.90	163.71	194.01
Dow Jones U.S. Food Producers	100.00	97.83	118.05	124.06	134.93	158.04

     There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the preceding graph.

Item 6. Selected Financial Data
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY

	Years Ended June 30
(Thousands Except Per Share Figures)	2007	2006	2005	2004	2003
Operations
Net Sales(1)	$1,091,162	$1,073,585	$1,028,328	$977,740	$979,488
Gross Margin(1)	$193,560	$205,461	$204,591	$205,471	$225,681
Percent of Sales	17.7%	19.1%	19.9%	21.0%	23.0%
Interest Expense	$(150)	$—	$—	$—	$—
Percent of Sales	0.0%	0.0%	0.0%	0.0%	0.0%
Other Income – Continued Dumping and Subsidy Offset Act	$699	$11,376	$26,226	$1,987	$39,177
Income from Continuing Operations
Before Income Taxes(1)	$102,003	$130,674	$144,219	$122,380	$173,440
Percent of Sales	9.3%	12.2%	14.0%	12.5%	17.7%
Taxes Based on Income(1)	$37,322	$46,253	$53,445	$46,045	$64,867
Income from Continuing Operations(1)	$64,681	$84,421	$90,774	$76,335	$108,573
Percent of Sales	5.9%	7.9%	8.8%	7.8%	11.1%
(Loss) Income from Discontinued Operations, Net of Tax	$(3,877)	$(1,467)	$2,314	$3,667	$3,973
Loss on Sale of Discontinued Operations, Net of Tax	$(15,120)	$—	$—	$—	$—
Net Income	$45,684	$82,954	$93,088	$80,002	$112,546
Percent of Sales	4.2%	7.7%	9.1%	8.2%	11.5%
Diluted Income (Loss) per Common Share:
Continuing Operations(1)	$2.05	$2.52	$2.60	$2.13	$3.00
Discontinued Operations	$(.60)	$(.04)	$.07	$.10	$.11
Net Income	$1.45	$2.48	$2.67	$2.24	$3.11
Cash Dividends per Common Share	$1.07	$3.03	$0.98	$0.89	$0.78

Financial Position
Cash, Equivalents and Short-Term Investments	$8,318	$41,815	$184,580	$178,503	$142,847
Total Assets	$598,497	$628,021	$731,278	$712,885	$667,716
Working Capital	$137,121	$235,283	$370,559	$358,274	$329,462
Property, Plant and Equipment-Net(1)	$208,431	$178,351	$144,387	$146,890	$145,228
Long-Term Debt	$—	$—	$—	$—	$—
Property Additions(1)	$55,823	$60,068	$22,103	$16,546	$27,568
Depreciation and Amortization(1)	$28,766	$29,656	$30,118	$27,082	$26,844
Shareholders’ Equity	$444,309	$494,421	$587,726	$586,785	$547,665
Per Common Share	$14.45	$15.33	$17.17	$16.54	$15.31
Weighted Average Common Shares Outstanding–Diluted	31,603	33,502	34,925	35,778	36,243

(1)	Amounts exclude the impact of certain discontinued automotive operations sold in the fiscal year ended June 30, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three years in the periods ended June 30, 2007, 2006 and 2005 and our liquidity and capital resources as of June 30, 2007 and 2006. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2007 refers to fiscal 2007, which is the period from July 1, 2006 to June 30, 2007. In the discussion that follows, we analyze the results of our operations for the last three years, including the trends in our overall business, followed by a discussion of our cash flows and liquidity and contractual obligations. We then provide a review of the critical accounting policies and estimates that we have made, which we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recently issued accounting pronouncements.
     The following discussion should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and the notes thereto, all included elsewhere in this report. The forward-looking statements in this section and other parts of this report involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption “Forward-Looking Statements.”
EXECUTIVE SUMMARY
Business Overview
     We are primarily a manufacturer and marketer of specialty foods for the retail and foodservice markets. We also manufacture and market candles for the food, drug and mass markets; glassware for the retail, floral, and foodservice markets; and automotive accessories for the original equipment market and aftermarket. Our operating businesses are organized in three reportable segments – Specialty Foods, Glassware and Candles, and Automotive. Over 90% of the sales of each segment are made to customers in the United States.
     We have seen our growth in recent years come from our Specialty Foods segment. In 2007, approximately 67% of our consolidated net sales and effectively all of our operating income was derived from the Specialty Foods segment. For perspective, in 1997, our Specialty Foods segment comprised approximately 38% and 33% of our reported consolidated net sales and operating income, respectively.
     As we focus more on opportunities presented by our Specialty Foods segment, we continue to review various alternatives with respect to our nonfood operations. In 2007, we sold substantially all of the operating assets of our automotive accessory division based in Coshocton, Ohio and LaGrange, Georgia, as well as our automotive accessory division based in Wapakoneta, Ohio. We also initiated closure activities at our industrial glass operation located in Lancaster, Ohio. The details of these transactions are discussed below. Similar actions may occur in the future, as we continue to review our alternatives for the remaining nonfood operations with the assistance of outside financial advisors. Should our continuing review result in additional divestitures, closures or other forms of restructuring of any of our operations, we could incur significant charges. We believe that a prudent conclusion to our review is achievable within fiscal 2008.
     Our strategy for growth within our specialty foods operations involves expanding our market presence within both retail and foodservice markets, developing and introducing new products, and adding additional business through complementary acquisitions. Over time, we believe our evolving, more food-focused strategy will best enhance our long-term shareholder value. Our goal is to continue to grow our Specialty Foods retail and foodservice business by:
•	leveraging the strength of our retail brands to increase current product sales and introduce new products;

•	continuing to grow our foodservice business through the strength of our reputation in product development and quality; and

•	pursuing acquisitions that meet our strategic criteria.

     This strategy focuses our efforts on the most profitable part of our business and minimizes the amount of financial and management resources devoted to sectors that have trended toward lower growth potential and operating margins.
     We view our food operations as having the potential to achieve future growth in sales and profitability due to attributes such as:
•	leading retail market positions in several branded products with a high-quality perception;

•	a broad customer base in both retail and foodservice accounts;

•	well-regarded culinary expertise among foodservice accounts;

•	recognized leadership in foodservice product development;

•	demonstrated experience in integrating complementary business acquisitions; and

•	historically strong cash flow generation that supports growth opportunities.
     Within retail markets, our Specialty Foods group utilizes numerous branded products to support growth and maintain market competitiveness. We place great emphasis on our product innovation and development efforts so as to enhance growth by providing distinctive new products meeting the evolving needs and preferences of consumers.
     Our foodservice sales primarily consist of products sold to restaurant chains. We have experienced broad-based growth in our foodservice sales, as we build on our strong reputation for product development and quality.
     We expect that part of our growth in the Specialty Foods segment will result from acquisitions. We continue to review potential acquisitions that we believe will provide good complements to our existing product lines, enhance our gross margins or offer good expansion opportunities in a manner that fits our overall goals. Consistent with our current acquisition strategy, in June 2007, we acquired the principal assets of Marshall Biscuit Company, Inc. (“Marshall Biscuit”), a privately owned producer and marketer of frozen yeast rolls and biscuits based in Saraland, Alabama. The purchase price was approximately $22.9 million, and the transaction is discussed in further detail in Note 3 to the consolidated financial statements. We believe this acquisition will complement our Sister Schubert’s product lines, enhance existing manufacturing flexibility and provide us with future product development opportunities.
     We have made substantial capital investments to support our existing food operations and future growth opportunities. In 2007, we began production activities at a newly constructed dressing facility located in Kentucky. Since 2006, we have invested over $45 million in this facility. During 2007, we also commenced construction of an adjacent facility that will manufacture frozen yeast rolls. This facility will require a slightly smaller total investment and began operation in early 2008. Both projects will help accommodate potential future sales growth and also provide greater manufacturing efficiencies than existing facilities. Each project has generally progressed in accordance with our expectations; however, start-up costs have been incurred and will likely persist into 2008. Based on our current plans and expectations, we believe that total capital expenditures for 2008 will be approximately $30 million.
Summary of 2007 Results
     The following is an overview of our consolidated operating results for the year ended June 30, 2007. The current- and prior-year results reflect the classification of the sold automotive operations as discontinued operations.
     Net sales for the year ended June 30, 2007 increased 2% to approximately $1,091 million from the prior-year total of $1,074 million. This sales growth was driven by increased sales in the Specialty Foods segment. Gross margin declined 6% to approximately $193.6 million from the prior-year comparable total of $205.5 million. Our manufacturing costs have been influenced by higher raw-material costs, especially for various key food commodities, paraffin wax, and aluminum; but energy costs were lower as compared to the prior-year levels. We were able to offset only a limited amount of the higher raw-material costs through price increases implemented in 2007. We are striving to implement additional selected price increases to reduce the impact of these higher costs. We are also working to mitigate the impact of these increased costs by other means, including changing various manufacturing processes, but these efforts may lag the adverse effect of the higher costs.
     Overall results were also affected by the funds received under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). In 2007, we received approximately $0.7 million under CDSOA, as compared to $11.4 million in 2006 and $26.2 million in 2005. For a more-detailed discussion of CDSOA, see the subcaption “Other Income – Continued Dumping and Subsidy Offset Act” of this MD&A.
     Income from continuing operations for the current year was approximately $64.7 million or $2.05 per diluted share, compared to $84.4 million, or $2.52 per diluted share, in the prior year. Net of after-tax loss from discontinued operations in 2007 of approximately $19.0 million, or $.60 per diluted share, net income totaled $45.7 million, or $1.45 per diluted share, compared to net income of $83.0 million, or $2.48 per diluted share, in 2006, which was net of an after-tax loss from discontinued operations of approximately $1.5 million, or $.04 per diluted share. The current-year loss from discontinued operations included approximately $15.1 million, or $.48 per diluted share, attributable to the after-tax loss on two automotive divestitures discussed below. Net income in 2005 totaled approximately $93.1 million, or $2.67 per diluted share, and was inclusive of after-tax income from discontinued operations of approximately $2.3 million, or $.07 per diluted share.
Business Divestitures/Closure
     In June 2007, as part of our strategic alternative review of nonfood operations, we sold substantially all of the operating assets of our automotive accessory operations located in Coshocton, Ohio and LaGrange, Georgia. The cash transaction resulted in a pretax loss of approximately $24.3 million in the fourth quarter of 2007. Similarly, in March 2007, we sold substantially all of the operating assets of our automotive accessory operations located in Wapakoneta, Ohio. The cash transaction resulted in a pretax gain of approximately $1.2 million in the third quarter of 2007. The businesses included in both of these transactions were previously included in our Automotive segment. See further discussion of these divestitures in Note 2 to the consolidated financial statements. We have reflected the results of these divested businesses in the “Discontinued Operations, Net of Tax” section of the consolidated statements of income for all periods presented.
     In March 2007, we announced that we were closing our industrial glass operation located in Lancaster, Ohio. Production at the manufacturing facility was largely phased out by May 31, 2007. We anticipate that active business operations at this facility will cease, in all material respects, by the end of the 2007 calendar year upon the expected completion of certain sales and distribution activities. The decision to close this operation resulted from continuing declines in volume and profitability. We expect to incur total pretax charges in the range of $5 to $7 million for this closure. The charges will include costs such as one-time termination benefits and other employee benefits costs, including those related to the union defined benefit pension plan, charges for asset write-offs, costs associated with disposal-related activities and accelerated depreciation of certain property, plant and equipment. In 2007, we recorded pretax closing charges of approximately $3.5 million, including $1.4 million recorded in cost of sales for the write-down of inventories. The remaining charges are expected to be incurred during 2008. See further discussion in Note 17 to the consolidated financial statements.
Looking Forward
     Based on current conditions, we expect to attain growth in consolidated sales during 2008, primarily by introducing new products and expanding market presence, implementing price increases among various product lines and taking advantage of the opportunities provided by the acquisition of Marshall Biscuit. We will continue to review acquisition opportunities within the Specialty Foods segment that are consistent with our growth strategy and represent good value. Operating margins of our continuing operations will be challenged by higher overall levels of ingredient, commodity and raw-material costs. In particular, we expect to experience increased ingredient and commodity costs in our Specialty Foods segment, where the general growth in ethanol production has indirectly led to many of our key ingredients and commodities approaching historically high levels. We may also experience additional costs in connection with our start-up of a new frozen yeast roll manufacturing facility.

     In order to ensure that our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and share repurchases, we will need to maintain sufficient flexibility in our future capital structure. We believe that we will utilize somewhat higher levels of leverage in 2008 than in recent years. This would likely result in higher levels of interest expense than we have incurred in each of the last three years. We will continue to reassess our allocation of capital periodically, as well as the timing, nature and extent of our share repurchase activities, to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to shareholders.
REVIEW OF CONSOLIDATED OPERATIONS
Segment Sales Mix
     The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2007	2006	2005
Segment Sales Mix: (1)
Specialty Foods	67%	66%	66%
Glassware and Candles	20%	20%	23%
Automotive	13%	14%	12%

(1)	Expressed as a percentage of consolidated net sales; may not add to 100% due to rounding.

Net Sales and Gross Margin		Year Ended
		June 30		Change
(Dollars in thousands)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Net Sales
Specialty Foods	$728,657	$708,029	$673,840	$20,628	3%	$34,189	5%
Glassware and Candles	217,153	216,542	233,505	611	0%	(16,963)	(7)%
Automotive	145,352	149,014	120,983	(3,662)	(2)%	28,031	23%

Total	$1,091,162	$1,073,585	$1,028,328	$17,577	2%	$45,257	4%

Gross Margin	$193,560	$205,461	$204,591	$(11,901)	(6)%	$870	0%

Gross Margin as a Percent of Sales	17.7%	19.1%	19.9%
     Consolidated net sales reached approximately $1,091 million during 2007, increasing 2% as compared to prior-year sales of $1,074 million, driven by growth coming from the Specialty Foods segment. This segment’s growth reflected higher volumes of foodservice products. Our nonfood segments faced generally lackluster market conditions for many of their products. The 4% consolidated sales growth achieved in 2006 relative to 2005 reflected growth coming from the Specialty Foods and Automotive segments. In the Specialty Foods segment, the 2006 increase in sales reflected internal growth, particularly in refrigerated dressings and frozen breads and rolls. In the Automotive segment, growth benefited from increased sales of aluminum tube steps. Competitive market conditions contributed to lower sales in the Glassware and Candles segment.
     Our gross margin as a percentage of net sales was approximately 17.7% in 2007 compared with 19.1% in 2006 and 19.9% in 2005. In the current year, we experienced higher raw-material costs, especially for various key food commodities, paraffin wax, and aluminum; but energy costs were lower as compared to the prior-year levels. Other factors influencing this fluctuation included start-up costs associated with a new food manufacturing facility as well as approximately $1.4 million of inventory write-downs associated with the closure of our industrial glass operation. Significant influences affecting the decline in margins between 2006 and 2005 were the presence of higher levels of freight, energy and nonfood raw-material costs.

Selling, General and Administrative Expenses

		Year Ended
		June 30		Change
(Dollars in thousands)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Selling, General and Administrative Expenses	$90,979	$90,053	$89,484	$926	1%	$569	1%

SG&A Expense as a Percent of Sales	8.3%	8.4%	8.7%
     Selling, general and administrative expenses for 2007 totaled approximately $91.0 million and increased 1%, as compared with the 2006 total of $90.1 million, while the 2006 total had increased 1% from the 2005 total of $89.5 million. Included in these totals were recoveries of bad debt associated with the 2002 bankruptcy filing of Kmart Corporation totaling approximately $1.0 million, $1.2 million and $1.5 million for 2007, 2006 and 2005, respectively. We wrote off approximately $14.3 million related to this bankruptcy in 2002. Selling, general and administrative expenses were relatively stable as a percentage of sales for the years ended June 30, 2007, 2006 and 2005.
Restructuring and Impairment Charge
     In 2007, we recorded a restructuring and impairment charge of approximately $3.5 million ($2.3 million after taxes) including $1.4 million recorded in cost of sales for the write-down of inventories. This charge is related to the planned closing of our industrial glass operations located in Lancaster, Ohio. The charge consists of asset write-offs, accelerated depreciation of certain property, plant and equipment, a pension curtailment charge, one-time termination benefits and other costs. Production at the manufacturing facility was largely phased out by May 31, 2007. We anticipate that active business operations will effectively cease by the end of the calendar year upon the expected completion of certain sales and distribution activities. The decision to close this operation resulted from continuing declines in volume and profitability.
     The total estimated costs associated with this plant closure are expected to be between $5 and $7 million and include the above-noted costs and other costs associated with disposal-related activities. Total remaining cash expenditures are estimated to be approximately $3 million and are expected to occur over the balance of calendar 2007.
     An analysis of this restructuring activity and the related liability recorded within the Glassware and Candles segment at June 30, 2007 follows:

	Accrual at		2007	Accrual at
	June 30,	2007	Cash	June 30,
	2006	Charge	Outlays	2007
Restructuring and Impairment Charge
Employee Separation Costs	$—	$467	$(201)	$266
Other Costs	—	275	(56)	219

Subtotal	$—	742	$(257)	$485

Pension Curtailment Charges		287
Accelerated Depreciation		1,130
Inventory Write-Down		1,400

Total Restructuring and Impairment Charge		$3,559

     The restructuring accrual is located in accrued liabilities at June 30, 2007.
     In 2005, we recorded a noncash impairment charge of approximately $0.9 million ($0.6 million after taxes) related to certain glassware-manufacturing equipment. This impairment occurred due to inefficient production and a slowdown in demand for certain products associated with this equipment.

Operating Income

		Year Ended
		June 30		Change
(Dollars in thousands)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Operating Income
Specialty Foods	$101,518	$113,796	$111,392	$(12,278)	(11)%	$2,404	2%
Glassware and Candles	5,712	3,614	7,247	2,098	58%	(3,633)	(50)%
Automotive	545	4,926	2,341	(4,381)	(89)%	2,585	110%
Corporate Expenses	(7,320)	(6,928)	(6,808)	(392)	6%	(120)	2%

Total	$100,455	$115,408	$114,172	$(14,953)	(13)%	$1,236	1%

Operating Income as a Percent of Sales
Specialty Foods	13.9%	16.1%	16.5%
Glassware and Candles	2.6%	1.7%	3.1%
Automotive	0.4%	3.3%	1.9%
Consolidated	9.2%	10.7%	11.1%
     Due to the factors discussed above, consolidated operating income for 2007 totaled approximately $100.5 million, a 13% decrease from 2006 operating income of $115.4 million. The 2006 total had increased 1% from 2005 operating income totaling $114.2 million. See further discussion of operating results by segment following the discussion of “Net Income” below.
Interest Expense
     Unlike 2006 and 2005, we had short-term borrowings during 2007, which resulted in interest expense of less than $0.2 million.
Other Income – Continued Dumping and Subsidy Offset Act
     We received a distribution of approximately $0.7 million from the U.S. government under CDSOA in the second quarter of 2007, as compared to distributions of approximately $11.4 million and $26.2 million in the corresponding periods of 2006 and 2005, respectively. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected by the U.S. government on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. In July 2006, the U.S. Court of International Trade (“CIT”) ruled unconstitutional, on First Amendment grounds, CDSOA’s requirement that a company that is not a petitioner must have indicated its support for an antidumping petition in order to be eligible for a distribution. In July 2007, the CIT found the statute was severable to make all domestic producers eligible for benefits and remanded to the agencies for a determination of moneys owed to the plaintiff. The remand is ongoing as of mid-August 2007. In September 2006, the CIT, in a separate case, ruled the requirement unconstitutional on equal protection grounds; following a remand, the CIT issued a final judgment in July 2007 affirming the agencies’ decisions on remand. An appeal can be taken by any of the parties to that case until late September 2007. Other cases challenging the constitutionality of CDSOA are pending before the CIT, most of which have been assigned to a panel of three CIT judges and consolidated or stayed. We expect that the rulings of the CIT, once finalized, will be appealed. The ultimate resolution of the pending litigation, its timing and what, if any, effects the litigation will have on our receipt of future CDSOA distributions is uncertain. In addition to the CIT ruling, there are a number of factors that can affect whether we receive any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential changes in the law, other ongoing or potential legal challenges to the law, the administrative operation of the law and the status of the underlying antidumping orders.

Interest Income and Other – Net
     Interest income and other for 2007 totaled approximately $1.0 million as compared to $3.9 million in 2006 and $3.8 million in 2005. The current-year decrease was primarily due to lower interest income, despite higher interest rates, as our aggregate level of cash, cash equivalents, and short-term investments decreased significantly as compared to the prior year due to the extent of current- and prior-year share repurchases, dividend payments and capital expenditures.
Income from Continuing Operations Before Income Taxes
     As affected by the factors discussed above, including the approximately $10.7 million reduction in CDSOA receipts, our income from continuing operations before income taxes for 2007 of approximately $102.0 million decreased 22% from the 2006 total of $130.7 million. The 2005 total income from continuing operations before income taxes was approximately $144.2 million. Our effective tax rate on income from continuing operations was 36.6%, 35.4% and 37.1% in 2007, 2006 and 2005, respectively. The 2007 rate was influenced by lower levels of tax-free income than the prior two years. The 2006 rate benefited from changes in state tax laws within Ohio, an increased deduction for dividends paid to the ESOP Plan due to the $2.00 per share special dividend paid in December 2005, and the new federal deduction created by the American Jobs Creation Act related to domestic manufacturing activities.
Income from Continuing Operations
     Income from continuing operations totaled approximately $64.7 million, $84.4 million and $90.8 million for 2007, 2006 and 2005, respectively, as influenced by the level of CDSOA receipts. Income from continuing operations per share totaled approximately $2.05 per basic and diluted share in 2007, as compared to $2.52 per basic and diluted share in 2006 and $2.60 per basic and diluted share in 2005. Income per share in each of the last three years has been beneficially affected by share repurchases, which have totaled approximately $206.9 million over the three-year period ended June 30, 2007.
Discontinued Operations
     In 2007, we recorded a loss from discontinued operations of approximately $19.0 million, net of tax, including a net after-tax loss of approximately $15.1 million on the sales of our automotive accessory operations located in Wapakoneta, Ohio; Coshocton, Ohio; and LaGrange, Georgia. Loss from discontinued operations per share totaled approximately $.60 per basic and diluted share in 2007. In 2006, we recorded a loss from discontinued operations, net of tax, of approximately $1.5 million, or $.04 per basic and diluted share. In 2005, income from discontinued operations totaled approximately $2.3 million, or $.07 per basic and diluted share.
Net Income
     Net income for 2007 of approximately $45.7 million decreased from 2006 net income of approximately $83.0 million. Net income was approximately $93.1 million in 2005. Diluted net income per share totaled approximately $1.45, a 42% decrease from the prior-year total of $2.48. The latter amount was 7% lower than 2005 diluted earnings per share of $2.67.
SEGMENT REVIEW – SPECIALTY FOODS
     Net sales of the Specialty Foods segment during 2007 surpassed the record level achieved in 2006, although operating income of approximately $101.5 million decreased 11% from the 2006 level of $113.8 million. The benefits from the higher sales volumes were offset primarily by higher ingredient costs. Net sales during 2007 totaled approximately $728.7 million, a 3% increase over the prior-year total of $708.0 million. Sales for 2006 increased 5% over the 2005 total of approximately $673.8 million. The percentage of retail customer sales was approximately 52% during 2007 compared to 53% in 2006 and 51% in 2005.
     The increased sales of the Specialty Foods segment during 2007 primarily reflected higher foodservice volumes. Retail-channel increases occurred primarily within certain frozen product lines, particularly yeast rolls. The demand for retail salad dressings and related products was constrained in 2007 by consumer demand for bagged salads and lettuce being adversely affected by lingering consumer concerns over food safety issues and pathogen contamination occurring in the first half of the fiscal year. It is uncertain whether or not consumer demand for bagged salad and lettuce will return to normal levels during 2008. Net pricing relief gained in 2007 to help offset higher material costs was not significant. Sales recorded from the Marshall Biscuit operations acquired in June 2007 were immaterial. The foodservice increases in 2007 occurred broadly across many product lines and customers. The sales increase experienced in 2006 was volume-driven, although we did implement a limited level of price increases on retail product primarily benefiting the second half of the fiscal year. Among retail products, the growth was primarily in refrigerated produce dressings (with new packaging and flavors introduced in 2005), produce dips, and frozen breads and rolls. The level of foodservice sales in 2006 benefited from the growth in several frozen products.
     Operating income of the Specialty Foods segment in 2007 totaled approximately $101.5 million, an 11% decrease from the 2006 total of $113.8 million. The 2006 level was 2% above the 2005 level of $111.4 million. Despite the higher sales volumes achieved in 2007, operating income was adversely affected by higher ingredient costs, such as for soybean oil, dairy-derived products, eggs and flour, and costs associated with plant start-up and customer rollouts at the new salad dressing manufacturing facility located in Kentucky. We also experienced competitive market conditions for certain garlic bread items. In 2006, the benefits from the higher sales volumes, a more favorable sales mix and relatively stable ingredient costs were somewhat offset by higher freight and energy costs than in 2005. Entering 2008, the substantially higher levels of commodity costs we face are likely to adversely affect results for at least the first half of the fiscal year. We have implemented various retail price increases during the first quarter of 2008 with the expectation that this action should help mitigate the higher costs we are experiencing. Results during 2008 may also be impacted by start-up costs associated with the segment’s new frozen yeast roll facility in Kentucky.
SEGMENT REVIEW – GLASSWARE AND CANDLES
     Net sales of the Glassware and Candles segment are comprised primarily of candles and related accessories. Segment sales during 2007 totaled approximately $217.2 million and increased less than 1% compared to 2006 net sales of $216.5 million. This increase was attributable to stronger candle volumes among various accounts. Sales of glassware declined slightly, as influenced by lower sales of industrial glassware. Compared to net sales in 2005 totaling approximately $233.5 million, 2006 sales decreased by 7%. This decrease was largely attributable to lower candle sales resulting from generally soft market demand and competitive market conditions. Overall sales of glassware also declined.
     The segment’s operating income totaled approximately $5.7 million during 2007, increasing from the prior-year total of $3.6 million. Operating income for 2005 totaled approximately $7.2 million. The 2007 results reflected improved operating performance, the benefits of new product introductions and modest gains from price increases. The 2007 results also reflected a restructuring charge of approximately $3.5 million, including $1.4 million recorded in cost of sales for the write-down of inventories, related to the previously announced closing of our industrial glass manufacturing facility located in Lancaster, Ohio. In addition, over the last three years, a trend of progressively higher paraffin-wax costs has negatively impacted margins. Operating results in 2006 were adversely affected by over $3 million in unabsorbed pretax costs relating to an extended idling of our Oklahoma glassware facility and higher natural gas costs in the first half of 2006. These negatives were offset somewhat by benefits from better production efficiencies at our Oklahoma facility prior to the idling. The 2005 operating income included a noncash impairment charge of approximately $0.9 million relating to the impairment of certain glassware-manufacturing equipment. Also affecting fluctuations between years was income associated with the liquidations of LIFO glassware inventory acquired at substantially lower costs in prior years. Such liquidations reduced cost of sales by an insignificant amount in 2006 and approximately $1.3 million in 2005.
     Future results within this segment will be sensitive to capacity utilization rates due to the high level of fixed manufacturing costs that exist in this segment. Future results within this segment may also be affected by the consequences of our ongoing review of strategic alternatives, including possible divestitures, with respect to our nonfood operations.
SEGMENT REVIEW – AUTOMOTIVE
     Net sales of the Automotive segment during 2007 totaled approximately $145.4 million, a 2% decrease from the prior-year sales level of $149.0 million. Sales in 2006 increased 23% from the sales level of approximately $121.0 million achieved in 2005. Current-year results reflect reduced sales of aluminum light truck accessories due to general sluggishness in the sales of light trucks and the loss of an export program involving tube steps. Improved sales of aluminum accessories drove the growth in this segment during 2006. A large, new original equipment manufacturer (“OEM”) program involving aluminum tube steps began in the first quarter of 2006 and continued to ramp up through the remainder of the year. This program continued during 2007.
     This segment’s sales to OEMs are made both directly to the OEMs and, to a lesser extent, indirectly through third-party “Tier 1” suppliers. Such sales are sensitive to the overall rate of new vehicle sales (especially of light trucks, vans and sport utility vehicles), the availability of competitive alternatives and the Tier 1 suppliers’ ongoing ability to maintain their relationships with the OEMs. Additionally, the extent of pricing flexibility associated with these sales continues to be particularly limited with certain products subject to annual price reductions. During 2007, direct and indirect sales to OEMs comprised approximately 79% of this segment’s sales compared to approximately 78% and 63% in 2006 and 2005, respectively.
     Operating income of the Automotive segment totaled approximately $0.5 million for 2007, substantially lower than the prior-year total of $4.9 million. Operating income totaled approximately $2.3 million in 2005. Current-year results were impacted by the lower sales volume and extent of continuing higher raw-material costs, particularly for aluminum. Compared to 2005, the segment’s 2006 results benefited from the higher sales volume as partially offset by start-up costs associated with the new OEM program involving aluminum tube steps and higher aluminum raw-material costs. Our 2006 results were also inclusive of a $0.8 million gain that resulted from the sale of idle real estate.
     Future results within this segment and its overall effect on the company may also be affected by the consequences of our ongoing review of strategic alternatives, including possible divestitures, with respect to our nonfood operations.
LIQUIDITY AND CAPITAL RESOURCES
     In order to ensure that our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and share repurchases, we will need to maintain sufficient flexibility in our future capital structure. Our balance sheet retained fundamental financial strength during 2007, and we ended the year with net debt (defined as debt less cash, cash equivalents and short-term investments) at June 30, 2007 of less than $35 million and shareholders’ equity in excess of $444 million. Entering 2008, we anticipate a somewhat higher level of average debt may be experienced than in recent years.
     We maintain an unsecured revolving credit facility with several commercial banks totaling $100 million. Terms of the related agreement allow for borrowings to occur at or below the U.S. prime rate of interest. We expect to enter into negotiation on terms for a new and possibly larger bank credit agreement during 2008 as the existing facility expires in February 2008. There is no assurance that the terms of such an agreement may be as favorable as those we currently have. At June 30, 2007, we had short-term borrowings of $42.5 million outstanding under the existing credit facility. We did not have any borrowings outstanding as of June 30, 2006 or 2005. We believe that internally generated funds, the existing credit facility and an ability to obtain additional financing, combined with the current cash and cash equivalents on hand, will be sufficient to meet operating requirements and fund future foreseeable capital needs.
Cash Flows from Continuing Operations

		Year Ended
		June 30			Change
(Dollars in thousands)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Provided by Operating Activities	$89,133	$98,996	$107,008	$(9,863)	(10)%	$(8,012)	(7)%
Used in Investing Activities	(33,121)	(23,261)	(33,641)	(9,860)	(42)%	10,380	31%
Used in Financing Activities	(58,871)	(178,849)	(82,467)	119,978	67%	(96,382)	(117)%
     Our cash flows for the years 2005 through 2007 are presented in the Consolidated Statements of Cash Flows. The current- and prior-year balance sheet and cash flows reflect the classification of the sold automotive operations as discontinued operations. Cash flow generated from operations remains the primary source of financing for our internal growth. Cash provided by operating activities from continuing operations in 2007 totaled approximately $89.1 million, a decrease of 10% as compared with the prior-year total of $99.0 million, which decreased from the 2005 total of $107.0 million. The 2007 decrease results primarily from our reduced level of income from continuing operations partially offset by comparatively favorable relative changes in working capital components, especially accounts receivable and accounts payable. The 2006 decrease resulted mainly from the decline in income from continuing operations, increased pension payments and relative changes in working capital.
     Net cash used in investing activities totaled approximately $33.1 million, $23.3 million and $33.6 million for 2007, 2006 and 2005, respectively. The current-year increase in cash used for investing activities reflects $23.0 million paid for the acquisition of Marshall Biscuit in June 2007, which was partially offset by approximately $12.1 million in proceeds from the sale of discontinued businesses and a slight reduction in capital expenditures. Capital expenditures totaled approximately $55.8 million in 2007, compared to $60.1 million in 2006 and $22.1 million in 2005. Capital expenditures were higher in 2007 and 2006 as compared to historical levels due to the construction of a new salad dressing facility during these years as well as a new frozen yeast roll facility in 2007. Production at the new frozen yeast roll facility began in early 2008. Capital spending allocations during 2007 by segment approximated 93% for Specialty Foods, 3% for Glassware and Candles and 4% for Automotive. Based on our current plans and expectations, we believe that total capital expenditures for 2008 will be approximately $30 million.
     Financing activities used net cash totaling approximately $58.9 million, $178.8 million and $82.5 million in 2007, 2006 and 2005, respectively. The decrease in 2007 is primarily due to decreased dividend payments, proceeds from short-term borrowings and lower share repurchases offset somewhat by the comparative change in cash overdraft balances. Prior-year dividend payments included a special cash dividend of $2.00 per common share in the second quarter. The total payment for cash dividends for the year ended June 30, 2007 was approximately $33.7 million. The dividend payout rate for 2007 was $1.07 per share as compared to $1.03 per share during 2006, excluding the special dividend, and $.98 per share in 2005. This past fiscal year marked the 44th consecutive year in which our dividend rate was increased. Cash utilized for share repurchases totaled approximately $65.9 million, $84.3 million and $56.7 million in 2007, 2006 and 2005, respectively. Our Board approved a share repurchase authorization of 2,000,000 shares in May 2006. Approximately 1,345,000 shares from this authorization remained authorized for future purchase at June 30, 2007. In August 2007, our Board approved an additional share repurchase authorization of 2,000,000 shares.
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

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “Variable Interest Entities,” that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.
     We have various contractual obligations, which are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of June 30, 2007 and future minimum lease payments for the use of property and equipment under operating lease agreements.
     The following table summarizes our contractual obligations as of June 30, 2007 (in thousands):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations (1)	$18,137	$5,598	$9,019	$2,824	$696
Purchase Obligations (2)	68,407	63,876	3,257	1,241	33
Minimum Required Pension Contributions	48	38	10	—	—
Other Long-Term Liabilities (as reflected on Consolidated Balance Sheet) (3)	1,465	60	1,284	121	—

Total	$88,057	$69,572	$13,570	$4,186	$729

(1)	Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 15 to the consolidated financial statements for further information.

(2)	Purchase obligations represent purchase orders and longer-term purchase arrangements related to the procurement of ingredients, supplies, raw materials, and property, plant and equipment.

(3)	This amount does not include approximately $8.8 million of other noncurrent liabilities recorded on the balance sheet, which consist of the underfunded pension liability, other post employment benefit obligations, and deferred compensation and interest on deferred compensation. These items are excluded, as it is not certain when these liabilities will become due. See Notes 12, 13 and 14 to the consolidated financial statements for further information.
IMPACT OF INFLATION
     Our manufacturing costs during 2007 were influenced by higher raw-material costs, especially for various key food commodities, paraffin wax and aluminum; but energy costs were lower as compared to the prior-year levels. Other than for food commodities, our raw-material costs during 2006 were generally above 2005 levels. Among raw materials most affected by the 2006 increase were certain metals, petroleum-derived materials and natural gas. Material cost increases especially affected the 2006 results of the Automotive segment. We are seeing a trend toward markedly higher food commodity costs, such as soybean oil, dairy-derived products, eggs and flour, and we expect these costs will be above 2007 levels in 2008.
     We generally attempt to adjust our selling prices to offset the effects of increased raw-material costs; but these adjustments are often difficult to implement. If implemented, such adjustments tend to lag the increase in costs incurred. We also attempt to minimize the exposure to increased costs through our ongoing efforts to achieve greater manufacturing and distribution efficiencies through the improvement of work processes. Historically, our diversity of operations also has helped minimize our exposure to some raw-material costs. As we focus more on our food operations, however, our results of operations may become more sensitive to increased prices in food commodities.

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
Goodwill and Intangible Assets
     Goodwill is not amortized. It is evaluated annually, at April 30, through asset impairment assessments as appropriate. Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. We periodically evaluate the future economic benefit of the recorded goodwill and intangible assets when events or circumstances indicate potential recoverability concerns. This evaluation is based on consideration of expected future undiscounted cash flows and other operating factors. Carrying amounts are adjusted appropriately when determined to have been impaired.
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
Accounting for Pension Plans and Other Postretirement Benefit Plans
     To determine our ultimate obligation under our defined benefit pension plans and our other postretirement benefit plans, we must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. To record the related net assets and obligation of such benefit plans, we use assumptions related to inflation, investment returns, mortality, employee turnover, medical costs and discount rates. To determine the discount rate, we, along with our third-party actuaries, considered several factors, including the June 30, 2007 rates of various bond indices, such as the Moody’s Aa long-term bond index, yield curve analysis results from our actuaries based on expected cash flows of our plans, and the past history of discount rates used for the plan valuation. These assumptions follow the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” We, along with our third-party actuaries, review all of these assumptions on an ongoing basis to ensure that the most reasonable information available is being considered. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements. With our adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), we recognize the overfunded or underfunded status of our defined benefit plans as an asset or liability in our Consolidated Balance Sheet. We will recognize changes in that funded status through comprehensive income in future fiscal years. As most of our defined benefit plans and post-employment obligations relate to our nonfood operations that are subject to our ongoing review of strategic alternatives, we may also experience future plan settlements or curtailments associated with divestitures or plant closings, which could have unanticipated effects on operating results.
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

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2008 fiscal year, July 1, 2007. Upon adoption, we currently estimate that a cumulative after-tax effect adjustment of approximately $1.0 million to $2.0 million will be charged to retained earnings to increase our tax contingency reserves for uncertain tax positions. This estimate is subject to revision as we complete our analysis.
RECENTLY ADOPTED ACCOUNTING STANDARDS
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current-year financial statements for purposes of determining whether the current-year financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings if material. We adopted SAB 108 as of June 30, 2007 and noted no material impact on our financial position or results of operations as a result of the adoption.
     In September 2006, the FASB issued SFAS 158, which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted SFAS 158 as of June 30, 2007. See Notes 12 and 13 to the consolidated financial statements for further information.
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
     Specific influences relating to these forward-looking statements include, but are not limited to:
•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the continued solvency of key customers;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	changes in market trends;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls;

•	efficiencies in plant operations, including the ability to optimize overhead utilization in nonfood operations;

•	fluctuations in the cost and availability of raw materials;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	maintenance of competitive position with respect to other manufacturers, including import sources of production;

•	dependence on key personnel;

•	stability of labor relations;

•	fluctuations in energy costs;

•	dependence on contract copackers;

•	effect of governmental regulations, including environmental matters;

•	legislation and litigation affecting the future administration of CDSOA;

•	access to any required financing;

•	changes in income tax laws;

•	start-up of our new food production facility in Kentucky in 2008;

•	the uncertainty regarding the effect or outcome of our decision to explore strategic alternatives among our nonfood operations;

•	changes in estimates in critical accounting judgments; and

•	innumerable other factors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our cash and cash equivalents all have maturities of 90 days or less. Our short-term investments have interest reset periods of 35 days or less. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates. As of June 30, 2007, there was $42.5 million in short-term bank loans but no long-term debt outstanding. Future borrowings would bear interest at negotiated rates and be subject to interest rate risk. At current borrowing levels, we do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Lancaster Colony Corporation:
     We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lancaster Colony Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 12 and Note 13 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in 2007.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 27, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP Deloitte & Touche LLP
Columbus, OH
August 27, 2007

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30
(Amounts in thousands, except share data)	2007	2006
ASSETS
Current Assets:
Cash and equivalents	$8,318	$6,050
Short-term investments	—	35,765
Receivables (less allowance for doubtful accounts, 2007–$916; 2006–$867)	92,635	91,525
Inventories:
Raw materials	40,358	36,214
Finished goods and work in process	109,359	112,525

Total inventories	149,717	148,739
Deferred income taxes and other current assets	28,241	24,937
Current assets of discontinued operations	—	31,767

Total current assets	278,911	338,783
Property, Plant and Equipment:
Land, buildings and improvements	162,276	129,755
Machinery and equipment	350,357	338,739

Total cost	512,633	468,494
Less accumulated depreciation	304,202	290,143

Property, plant and equipment–net	208,431	178,351
Other Assets:
Goodwill	89,590	79,219
Other intangible assets–net	13,111	4,416
Other noncurrent assets	8,454	17,879
Noncurrent assets of discontinued operations	—	9,373

Total	$598,497	$628,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loans	$42,500	$—
Accounts payable	48,423	43,193
Accrued liabilities	50,867	52,791
Current liabilities of discontinued operations	—	7,516

Total current liabilities	141,790	103,500
Other Noncurrent Liabilities	10,702	21,734
Deferred Income Taxes	1,696	8,366
Shareholders’ Equity:
Preferred stock–authorized 3,050,000 shares; outstanding–none
Common stock–authorized 75,000,000 shares; outstanding, 2007–30,748,390; 2006–32,245,735	81,665	78,017
Retained earnings	937,376	925,388
Accumulated other comprehensive loss	(5,167)	(5,277)
Common stock in treasury, at cost	(569,565)	(503,707)

Total shareholders’ equity	444,309	494,421

Total	$598,497	$628,021

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30
(Amounts in thousands, except per share data)	2007	2006	2005
Net Sales	$1,091,162	$1,073,585	$1,028,328
Cost of Sales	897,602	868,124	823,737

Gross Margin	193,560	205,461	204,591
Selling, General and Administrative Expenses	90,979	90,053	89,484
Restructuring and Impairment Charge	2,126	—	935

Operating Income	100,455	115,408	114,172
Other Income (Expense):
Interest expense	(150)	—	—
Other income–Continued Dumping and Subsidy Offset Act	699	11,376	26,226
Interest income and other–net	999	3,890	3,821

Income from Continuing Operations Before Income Taxes	102,003	130,674	144,219
Taxes Based on Income	37,322	46,253	53,445

Income from Continuing Operations	64,681	84,421	90,774
Discontinued Operations, Net of Tax:
(Loss) Income from Discontinued Operations	(3,877)	(1,467)	2,314
Loss on Sale of Discontinued Operations	(15,120)	—	—

Total Discontinued Operations	(18,997)	(1,467)	2,314

Net Income	$45,684	$82,954	$93,088

Income Per Common Share from Continuing Operations:
Basic and Diluted	$2.05	$2.52	$2.60
(Loss) Income Per Common Share from Discontinued Operations:
Basic and Diluted	$(.60)	$(.04)	$.07
Net Income Per Common Share:
Basic and Diluted	$1.45	$2.48	$2.67
Weighted Average Common Shares Outstanding:
Basic	31,576	33,471	34,868
Diluted	31,603	33,502	34,925
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30
(Amounts in thousands)	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$45,684	$82,954	$93,088
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	18,997	1,467	(2,314)
Depreciation and amortization	28,766	29,656	30,118
Deferred income taxes and other noncash charges	(4,207)	(1,114)	884
Restructuring and impairment charge	3,302	—	930
Gain on sale of property	(64)	(1,147)	(30)
(Gain) loss on sale of business	(8)	178	—
Pension plan activity	(485)	(2,853)	(999)
Changes in operating assets and liabilities:
Receivables	(500)	(6,661)	(9,363)
Inventories	(1,345)	1,340	(10,921)
Other current assets	(3,751)	(1,064)	321
Accounts payable and accrued liabilities	2,744	(3,760)	5,294

Net cash provided by operating activities from continuing operations	89,133	98,996	107,008

Cash Flows From Investing Activities:
Cash paid for acquisitions	(23,000)	—	(492)
Payments on property additions	(55,823)	(60,068)	(22,103)
Proceeds from sale of discontinued operations	12,143	—	—
Proceeds from sale of property	199	1,619	658
Proceeds from sale of business	8	466	—
Purchases of short-term investments	(5,000)	(31,350)	(52,695)
Proceeds from short-term investment sales, calls and maturities	40,765	66,900	46,650
Other–net	(2,413)	(828)	(5,659)

Net cash used in investing activities from continuing operations	(33,121)	(23,261)	(33,641)

Cash Flows From Financing Activities:
Net change in short-term borrowings	42,500	—	—
Purchase of treasury stock	(65,858)	(84,343)	(56,721)
Payment of dividends	(33,696)	(101,760)	(34,055)
Proceeds from the exercise of stock options	3,515	3,835	3,785
(Decrease) increase in cash overdraft balance	(5,332)	3,419	4,524

Net cash used in financing activities from continuing operations	(58,871)	(178,849)	(82,467)

Cash Flows From Discontinued Operations:
Net cash provided by (used in) operating activities from discontinued operations	5,025	(1,982)	9,670
Net cash provided by (used in) investing activities from discontinued operations	114	(2,133)	(521)

Net cash provided by (used in) discontinued operations	5,139	(4,115)	9,149

Effect of exchange rate changes on cash	(12)	14	(17)

Net change in cash and equivalents	2,268	(107,215)	32
Cash and equivalents at beginning of year	6,050	113,265	113,233

Cash and equivalents at end of year	$8,318	$6,050	$113,265

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock			Other		Total
(Amounts in thousands,	Outstanding		Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Shares	Amount	Earnings	Loss	Stock	Equity
Balance, June 30, 2004	35,472	$69,809	$885,161	$(5,542)	$(362,643)	$586,785

Net income			93,088			93,088
Translation adjustment				(17)		(17)
Minimum pension liability, net of $2,812 tax effect				(5,346)		(5,346)

Comprehensive Income						87,725

Cash dividends – common stock ($0.98 per share)			(34,055)			(34,055)
Purchase of treasury stock	(1,348)				(56,721)	(56,721)
Shares issued upon exercise of stock options including related tax benefits	112	3,992				3,992

Balance, June 30, 2005	34,236	73,801	944,194	(10,905)	(419,364)	587,726

Net income			82,954			82,954
Translation adjustment				14		14
Minimum pension liability, net of $3,125 tax effect				5,614		5,614

Comprehensive Income						88,582

Cash dividends – common stock ($3.03 per share)			(101,760)			(101,760)
Purchase of treasury stock	(2,092)				(84,343)	(84,343)
Shares issued upon exercise of stock options including related tax benefits	102	3,829				3,829
Stock compensation expense		387				387

Balance, June 30, 2006	32,246	78,017	925,388	(5,277)	(503,707)	494,421

Net income			45,684			45,684
Translation adjustment				(12)		(12)
Minimum pension liability, net of $1,427 tax effect				2,578		2,578

Comprehensive Income						48,250

Cash dividends – common stock ($1.07 per share)			(33,696)			(33,696)
Purchase of treasury stock	(1,589)				(65,858)	(65,858)
Shares issued upon exercise of stock options including related tax benefits	88	3,515				3,515
Stock compensation expense		42				42
Adjustment to initially apply SFAS 158, net of $1,502 tax effect				(2,456)		(2,456)
Restricted stock issued	3
Restricted stock compensation expense		91				91

Balance, June 30, 2007	30,748	$81,665	$937,376	$(5,167)	$(569,565)	$444,309

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share data)
Note 1 – Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant,” or the “Company.” All significant intercompany transactions and accounts have been eliminated in consolidation. The current- and prior-year results reflect the classification of the sold automotive operations as discontinued operations. See further discussion in Note 2. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2007 refers to fiscal 2007, which is the period from July 1, 2006 to June 30, 2007.
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
Cash and Equivalents
     We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in other accrued liabilities and totaled approximately $5.4 million and $10.7 million as of June 30, 2007 and 2006, respectively.
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
Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents, short-term investments and trade accounts receivable. The carrying amounts of these financial instruments approximate fair value. We place our cash and equivalents and short-term investments with institutions believed to be of high quality and, by policy, limit the amount of credit exposure to any one institution or issuer. Concentration of credit risk with respect to trade accounts receivable is mitigated by

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
having a large and diverse customer base. However, see Note 18 with respect to our accounts receivable with Wal-Mart Stores, Inc.
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at June 30, 2007, 2006 and 2005 were approximately $2.2 million, $1.7 million and $2.3 million, respectively, and these purchases have been excluded from the Consolidated Statement of Cash Flows. We use the straight-line method of computing depreciation for financial reporting purposes based on the estimated useful lives of the corresponding assets. Estimated useful lives for buildings and improvements range from two to forty-five years while machinery and equipment range from two to twenty years. For tax purposes, we generally compute depreciation using accelerated methods. See Note 17 for discussions of recent asset impairments.
Long-Lived Assets
     We monitor the recoverability of the carrying value of our long-lived assets by periodically considering whether or not indicators of impairment are present. If such indicators are present, we determine if the assets are recoverable by comparing the sum of the undiscounted future cash flows to the assets’ carrying amount. Our cash flows are based on historical results adjusted to reflect our best estimate of future market and operating conditions. If the carrying amounts are greater, then the assets are not recoverable. In that instance, we compare the carrying amounts to the fair value to determine the amount of the impairment to be recorded. See Note 17 for discussion of recent asset impairments.
Goodwill and Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), as of July 1, 2002, goodwill is no longer being amortized. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized on a straight-line basis over their useful lives. Also in accordance with SFAS 142, as of April 30, 2007 and 2006, as appropriate, we completed asset impairment assessments, and such assessments indicated that there was no impairment. We periodically evaluate the future economic benefit of the recorded goodwill and other long-lived assets when events or circumstances indicate potential recoverability concerns. This evaluation is based on consideration of expected future undiscounted cash flows and other operating factors. Carrying amounts are adjusted appropriately when determined to have been impaired. See further discussion and disclosure in Note 6.
Revenue Recognition
     We recognize net sales and related cost of sales at the time of shipment of the products, or at the time when all substantial risks of ownership change, if later. Net sales are recorded net of estimated sales discounts, returns and certain sales incentives, including coupons and rebates.
Advertising Expense
     We expense advertising as it is incurred. Advertising expense represents less than 1% of sales in each of the three years ended June 30, 2007.
Shipping and Handling
     Shipping and handling fees billed to customers are recorded as sales, while the related shipping and handling costs are included in cost of sales.
Stock-Based Employee Compensation Plans
     We account for our stock-based employee compensation plans in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period.
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
     Had compensation cost for the 1995 Key Employee Stock Option Plan (“1995 Plan”) been determined based on the fair value at the grant dates for awards under the 1995 Plan consistent with the method of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below for the year ended June 30, 2005:

Net income	As reported	$93,088
	Pro forma	$90,984
Net Income per Share:
Basic and Diluted	As reported	$2.67
Basic and Diluted	Pro forma	$2.61
Other Income
     During the second quarter of 2007, we received approximately $0.7 million from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) compared to approximately $11.4 million received in the second quarter of 2006 and approximately $26.2 million received in the second quarter of 2005. We recognize CDSOA-related income upon receiving notice from the U.S. Department of Homeland Security regarding its intent to remit a specific amount to us. These amounts are recorded as other income in the accompanying financial statements. See further discussion at Note 16.
Per Share Information
     We account for earnings per share under SFAS No. 128, “Earnings Per Share.” Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period.
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
Comprehensive Income and Accumulated Other Comprehensive Loss
     Comprehensive income includes changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income is composed of two subsets – net income and other comprehensive income (loss). Included in other comprehensive income (loss) are foreign currency translation adjustments for which there are no related income tax effects and a minimum pension liability adjustment which is recorded net of a related tax provision/(benefit) of approximately $1.4 million, $3.1 million, and $(2.8) million in 2007, 2006 and 2005, respectively. These adjustments, as well as the impact of the 2007 adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), shown net of tax benefit of $1.5 million, are accumulated within the Consolidated

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Balance Sheet in Accumulated Other Comprehensive Loss, which is comprised of the following as of June 30, 2007, 2006 and 2005:

	2007	2006	2005
Cumulative translation adjustments	$131	$143	$129
Minimum pension liability	—	(5,420)	(11,034)
Adoption of SFAS 158	(5,298)	—	—

	$(5,167)	$(5,277)	$(10,905)

See further discussion of SFAS 158 adoption at Notes 12 and 13.
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
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current-year financial statements for purposes of determining whether the current-year financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings if material. We adopted SAB 108 as of June 30, 2007 and noted no material impact on our financial position or results of operations as a result of the adoption.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2008 fiscal year, July 1, 2007. Upon adoption, we currently estimate that a cumulative after-tax effect adjustment of approximately $1.0 million to $2.0 million will be charged to retained earnings to increase our tax contingency reserves for uncertain tax positions. This estimate is subject to revision as we complete our analysis.
Note 2 – Discontinued Operations
     In June 2007, as part of our strategic alternative review of nonfood operations, we sold substantially all of the operating assets of our automotive accessory operations located in Coshocton, Ohio and LaGrange, Georgia. The cash transaction resulted in a pretax loss of approximately $24.3 million for the year ended June 30, 2007. Similarly, in March 2007, we sold substantially all of the operating assets of our automotive accessory operations located in Wapakoneta, Ohio. The cash transaction resulted in a pretax gain of approximately $1.2 million for the year ended June 30, 2007. The businesses included in both of these transactions were previously included in our Automotive segment and had net sales of $98.9 million and a

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
pretax loss of $29.2 million, including the pretax loss on sale of $23.1 million, for the year ended June 30, 2007.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial results of these operations are reported separately as discontinued operations for all periods presented. (Loss) income from discontinued operations was approximately $(19.0) million, $(1.5) million and $2.3 million, net of tax, for 2007, 2006 and 2005, respectively, and included a net loss on the sale of these operations of approximately $15.1 million, net of tax of $8.0 million, in 2007.
     At June 30, 2006, the assets and liabilities of discontinued operations included the following items:

June 30
2006
Assets of Discontinued Operations
Receivables	$17,462
Inventories	13,210
Other current assets	1,095

Total current assets of discontinued operations	31,767
Property, plant and equipment, net	8,920
Other noncurrent assets	453

Total noncurrent assets of discontinued operations	9,373

Total assets of discontinued operations	$41,140

Current Liabilities of Discontinued Operations
Accounts payable	$4,491
Accrued liabilities	3,025

Total current liabilities of discontinued operations	$7,516

Note 3 – Acquisitions
     In June 2007, we acquired the principal assets of Marshall Biscuit Company, Inc. (“Marshall Biscuit”), a privately owned producer and marketer of frozen yeast rolls and biscuits based in Saraland, Alabama. Marshall Biscuit’s strength in the private-label channel complements our Sister Schubert’s branded rolls. Marshall Biscuit is reported in our Specialty Foods segment, and its results of operations have been included in our Consolidated Statement of Income since June 1, 2007.
     Under the terms of the purchase agreement, we acquired certain personal and real property including fixed assets, inventory and accounts receivable, and assumed certain liabilities. The purchase price was approximately $22.9 million, including a net asset adjustment of approximately $0.1 million as determined under the terms of the purchase agreement. This net asset adjustment is recorded in receivables on the Consolidated Balance Sheet at June 30, 2007. As defined in the purchase agreement, there is a potential for future earn out payments of up to $2.0 million. These payments are based on future sales levels of certain Marshall Biscuit products during the three years from the date of acquisition and would be accounted for as additional purchase price and thus goodwill.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following purchase price allocation is based on the estimated fair value of the net assets acquired:

Balance Sheet Captions	Allocation
Inventories	$1,033
Other Current Assets	11
Property, Plant and Equipment	1,212
Goodwill (tax deductible)	11,385
Other Intangible Assets	9,260
Current Liabilities	(25)

Total	$22,876

     The intangible assets listed in the allocation above consist of approximately $8.9 million of customer relationships and $0.4 million of non-compete agreements. The customer relationships have been assigned a useful life of 15 years. The non-compete agreements have been assigned a useful life of 5 years based on the terms of the non-compete agreement.
     This acquisition was accounted for under the purchase method of accounting and the noncash aspects have been excluded from the accompanying Consolidated Statements of Cash Flows. The results of operations of this entity have been included in the consolidated financial statements from the date of acquisition and are immaterial in relation to the consolidated totals.
Note 4 – Short-Term Investments
     We held no short-term investments at June 30, 2007. At June 30, 2006, we held approximately $35.8 million in short-term investments, which consisted of auction rate securities and variable rate demand obligations classified as available-for-sale securities and had contractual maturities of greater than 10 years. Actual maturities may differ from contractual maturities should the borrower have the right to call certain obligations.
     We had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these short-term investments was recorded as interest income.
Note 5 – Inventories
     Inventories are valued at the lower of cost or market and are costed by various methods that approximate actual cost on a first-in, first-out basis. At June 30, 2005, certain inventories were costed on a last-in, first-out (“LIFO”) basis. During 2006 and 2005, certain inventory quantity reductions resulted in a liquidation of LIFO inventory layers carried at lower costs that prevailed in prior years. The 2006 effect of the liquidations was insignificant. The 2005 effect of the liquidations was an increase in net earnings of approximately $0.8 million after taxes, or approximately $.02 per share.
     It is not practicable to segregate work in process from finished goods inventories. We estimate, however, that work in process inventories amount to approximately 10% and 12% of the combined total of finished goods and work in process inventories at June 30, 2007 and 2006, respectively.
Note 6 – Goodwill and Other Intangible Assets
     Goodwill attributable to the Specialty Foods segment was approximately $89.6 million at June 30, 2007 and $78.2 million at June 30, 2006. The increase in goodwill was due to the acquisition of Marshall Biscuit. See further discussion at Note 3. At June 30, 2006, the Automotive segment had a goodwill balance of $1.0 million. This goodwill was written off due to the sale of the related automotive businesses. See further discussion at Note 2.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following tables summarize our identifiable other intangible assets by segment as of June 30, 2007 and 2006:

	2007	2006
Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(149)	(140)

Net Carrying Value	$221	$230

Customer Relationships (12-15-year life)
Gross carrying value	$13,020	$4,100
Accumulated amortization	(1,233)	(854)

Net Carrying Value	$11,787	$3,246

Non-compete Agreements (5-8-year life)
Gross carrying value	$1,540	$1,200
Accumulated amortization	(531)	(375)

Net Carrying Value	$1,009	$825

Glassware and Candles – Customer Lists (12-year life)
Gross carrying value	$250	$250
Accumulated amortization	(156)	(135)

Net Carrying Value	$94	$115

Total Net Carrying Value	$13,111	$4,416

     Amortization expense relating to these assets was approximately $0.6 million for the year ended June 30, 2007 and approximately $0.5 million for each of the years ended June 30, 2006 and 2005. The amortization expense is estimated to be approximately $1.2 million for each of the next four years and approximately $1.1 million for the fifth year.
Note 7 – Short-Term Borrowings
     We may borrow up to $100 million under the terms of an unsecured revolving credit facility. The facility expires in February 2008 and contains certain representations, warranties, covenants and conditions customary to credit facilities of this nature. Under terms of the agreement, certain financial ratios influence the extent of the all-in borrowing costs, including interest and ongoing facility fees. At June 30, 2007, we were in compliance with all provisions and covenants of the facility, and we had $42.5 million outstanding under the facility with a weighted average interest rate of 5.615%. We paid less than $0.1 million of interest for the year ended June 30, 2007.
Note 8 – Accrued Liabilities
     Accrued liabilities at June 30, 2007 and 2006 are composed of:

	2007	2006
Accrued compensation and employee benefits	$27,665	$25,847
Accrued marketing and distribution	8,216	7,310
Income and other taxes	4,288	5,422
Book cash overdrafts	5,386	10,718
Other	5,312	3,494

Total accrued liabilities	$50,867	$52,791

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Note 9 – Income Taxes
     We and our domestic subsidiaries file a consolidated Federal income tax return. Taxes based on income for the years ended June 30, 2007, 2006 and 2005, have been provided as follows:

	2007	2006	2005
Currently payable:
Federal	$39,073	$38,419	$47,411
State and local	4,591	6,532	6,244

Total current provision	43,664	44,951	53,655
Deferred Federal, state and local (benefit) provision	(6,342)	1,302	(210)

Total taxes based on income	$37,322	$46,253	$53,445

     Certain tax benefits recorded directly to common stock totaled approximately $0.2 million, $0.3 million and $0.2 million for 2007, 2006 and 2005, respectively. For the years ended June 30, 2007, 2006 and 2005, our effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes	2.4%	2.5%	2.8%
ESOP dividend deduction	(0.3)%	(0.8)%	(0.2)%
Section 199 deduction	(0.7)%	(0.9)%	—%
Other	0.2%	(0.4)%	(0.5)%

Effective rate	36.6%	35.4%	37.1%

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2007 and 2006 are comprised of:

	2007	2006
Deferred tax assets:
Inventories	$4,731	$5,055
Employee medical and other benefits	10,550	10,954
Receivable and other allowances	5,341	5,487
Other accrued liabilities	4,311	3,773

Total deferred tax assets	24,933	25,269

Total deferred tax liabilities–property and other	(8,125)	(14,672)

Net deferred tax asset	$16,808	$10,597

     Net current deferred tax assets totaled approximately $18.5 million and $19.0 million at June 30, 2007 and 2006, respectively, and were included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. Cash payments for income taxes were approximately $38.6 million, $47.0 million and $54.2 million for 2007, 2006 and 2005, respectively.
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
     The American Jobs Creation Act provides a tax deduction calculated as a percentage of qualified income from manufacturing in the United States (“Section 199 Deduction”). The deduction percentage increases from 3% to 9% over a six-year period and began in 2006. We have recorded amounts for this deduction in 2006

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
and 2007. In accordance with FASB guidance, this deduction is treated as a special deduction, as opposed to a tax rate reduction.
Note 10 – Shareholders’ Equity
     We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock without par value and 1,150,000 shares of Class C Nonvoting Preferred Stock without par value.
     As authorized by our Board of Directors (“Board”) in February 2000, each share of our outstanding common stock includes a non-detachable stock purchase right that provides, upon becoming exercisable, for the purchase of one-hundredth of a Series A Participating Preferred Share at an exercise price of $185, subject to certain adjustments. Alternatively, once exercisable, each right will also entitle the holder to buy shares of common stock having a market value of twice the exercise price. The rights may be exercised on or after the time when a person or group of persons without the approval of our Board acquire beneficial ownership of 15% or more of common stock or announce the initiation of a tender or exchange offer which, if successful, would cause such person or group to beneficially own 30% or more of the common stock. The person or group effecting such 15% acquisition or undertaking such tender offer will not be entitled to exercise any rights. If we are acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights. Until the rights become exercisable, they may be redeemed at a price of $.01 per right. These rights expire in April 2010 unless earlier redeemed under circumstances permitted by the applicable Rights Agreement.
     Our Board approved a share repurchase authorization of 2,000,000 shares in May 2006. Approximately 1,345,000 shares remained authorized for future purchase at June 30, 2007. In August 2007, our Board approved an additional share repurchase authorization of 2,000,000 shares.
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
Note 11 – Stock-Based Compensation
     As approved by our shareholders in November 1995, the terms of the 1995 Plan reserved 3,000,000 common shares for issuance to qualified key employees. All options granted under the 1995 Plan were exercisable at prices not less than fair market value as of the date of grant. The 1995 Plan expired in August 2005, but there are still options outstanding that were issued under this plan. In general, options granted under the 1995 Plan vested immediately and had a maximum term of five years. Our policy is to issue shares upon option exercise from new shares that had been previously authorized.
     Our shareholders approved the adoption of a new equity compensation plan, the Lancaster Colony Corporation 2005 Stock Plan (the “2005 Plan”), at our 2005 Annual Meeting of Shareholders. This new plan reserved 2,000,000 common shares for issuance to our employees and directors, and all options that will be granted under the plan will be exercisable at prices not less than fair market value as of the date of the grant.
Stock Options
     Under SFAS 123R, we calculate fair value of option grants using the Black-Scholes option-pricing model. Total compensation cost related to share-based payment arrangements for the year ended June 30, 2007 was less than $0.1 million, as compared to approximately $0.4 million for the year ended June 30, 2006. These amounts were reflected in Selling, General and Administrative Expenses and have been

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
allocated to each segment appropriately. No initial tax benefits are recorded for these compensation costs because they relate to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     During the year ended June 30, 2007, we received approximately $3.3 million in cash from the exercise of stock options, as compared to approximately $3.5 million in the prior year. The aggregate intrinsic value of option exercises was approximately $0.6 million and $1.0 million in 2007 and 2006, respectively. A related tax benefit of approximately $0.2 million and $0.3 million was recorded in 2007 and 2006, respectively. These tax benefits were included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefits include less than $0.1 million of gross windfall tax benefits for the year ended June 30, 2007, as compared to approximately $0.1 million in the prior year.
     There were no grants of stock options in 2007 and 2006.
     The following summarizes for each of the three years in the period ended June 30, 2007 the activity relating to stock options granted under the 1995 Plan mentioned above:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding stock options vested and expected to vest at beginning of period	470,982	$39.92	590,104	$38.77	380,664	$34.93
Exercised	(88,290)	37.63	(102,272)	33.81	(112,160)	33.74
Granted	—	—	—	—	326,550	41.52
Forfeited	(21,192)	40.82	(16,850)	36.92	(4,950)	38.53

Outstanding stock options vested and expected to vest at end of period	361,500	$40.42	470,982	$39.92	590,104	$38.77

Exercisable and vested stock options at end of period	353,713	$40.40	454,667	$39.88	531,255	$38.59

     The weighted average remaining contractual life was approximately 2.18 years and 2.17 years for the options outstanding and exercisable, respectively, at the end of the year. The aggregate intrinsic value was approximately $0.5 million for both the options outstanding and exercisable at June 30, 2007.
     The following table summarizes information about the options outstanding at June 30, 2007:

Options Outstanding					Options Exercisable
			Weighted Average
			Remaining
Grant	Exercise	Number	Contractual	Exercise	Number	Weighted Average
Years	Prices	Outstanding	Life in Years	Price	Exercisable	Exercise Price
2003	$37.23	92,500	.75	$37.23	92,500	$37.23
2005	$41.52	269,000	2.67	$41.52	261,213	$41.52

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following summarizes the status of, and changes to, unvested options during the year ended June 30, 2007:

	Year Ended
	June 30, 2007
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested stock options at beginning of period	16,315	$7.82
Granted	—	—
Vested	(8,528)	7.52
Forfeited	—	—

Unvested stock options at end of period	7,787	$8.14

     At June 30, 2007, there was less than $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1995 Plan. This cost is expected to be recognized over a weighted-average period of approximately .9 years.
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
     The following summarizes the activity related to restricted stock transactions for the year ended June 30, 2007:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	—	—
Granted	3,500	$42.70
Vested	—	—
Forfeited	—	—

Unvested restricted stock at end of period	3,500	$42.70

     Compensation expense of approximately $0.1 million was recorded for the year ended June 30, 2007 in Selling, General and Administrative Expenses. A tax benefit of less than $0.1 million was recorded for the year ended June 30, 2007 related to this restricted stock.
     At June 30, 2007, there is less than $0.1 million of unrecognized compensation expense that will be recognized over a weighted average period of approximately .4 years.
Note 12 – Pension Benefits
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2007	2006
Weighted-average assumption as of June 30
Discount rate	6.35%	6.45%
     The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2007	2006	2005
Discount rate	6.45%	5.25%	6.25%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
     Our investment strategy for our plan assets is to control and manage investment risk through diversification across asset classes and investment styles. By our current corporate guidelines, 50-85% of plan assets may be allocated to equity securities, 15-40% to debt securities and up to 35% to cash. We expect that a modest allocation to cash will exist within the plans, because each investment manager is likely to hold limited cash in a portfolio. Our plan assets include an investment in shares of our common stock with a market value of approximately $2.9 million and $2.7 million as of June 30, 2007 and 2006, respectively.
     The asset allocation for our plans at June 30 by asset category, is as follows:

	Percentage of
	Noncash Plan Assets
	at June 30
Asset Category	2007	2006
Equity securities	73%	79%
Fixed income	27%	21%

Total	100%	100%

     The expected return on plan assets is based on our historical experience, our plan investment guidelines, and our expectations for long-term rates of return. Our plan investment guidelines are established based upon an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments. Due to the potential impact of our recent business divestitures and restructuring activities, we may reassess our investment allocation in 2008.
     Relevant information with respect to our pension benefits as of June 30, can be summarized as follows:

	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$40,796	$48,534
Service cost	510	752
Interest cost	2,499	2,542
Amendments	431	123
Actuarial loss (gain)	1,116	(7,041)
Benefits paid	(3,387)	(4,114)

Benefit obligation at end of year	$41,965	$40,796

Change in plan assets
Fair value of plan assets at beginning of year	$38,445	$37,094
Actual return on plan assets	5,038	2,612
Employer contributions	1,439	2,853
Benefits paid	(3,387)	(4,114)

Fair value of plan assets at end of year	$41,535	$38,445

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)

	2007	2006
Reconciliation of funded status
Underfunded status	$(430)	$(2,351)
Unrecognized net actuarial loss	—	9,308
Unrecognized prior service cost	—	2,308
Unrecognized net transition asset	—	(1)

Net (accrued) prepaid benefit cost	$(430)	$9,264

Amounts recognized in the consolidated balance sheets consist of
Prepaid benefit cost(1)	$1,490	$9,264
Accrued benefit liability(2)	(1,920)	(10,584)
Intangible asset(1)	—	2,000
Accumulated other comprehensive loss	—	8,584

Net amount recognized	$(430)	$9,264

Accumulated benefit obligation	$41,965	$40,796

(1)	Recorded in other noncurrent assets

(2)	Recorded in other noncurrent liabilities
     The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2007	2006
Benefit obligations	$14,789	$33,376
Fair value of plan assets at end of year	$12,869	$30,613
     Effective June 30, 2007, we adopted the provisions of SFAS 158. The incremental effects of applying SFAS 158 on individual lines in our Consolidated Balance Sheet are as follows:

	Balances Before		Balances After
	Adoption of		Adoption of
	SFAS 158	Adjustments	SFAS 158
Other noncurrent assets	$15,465	$(7,011)	$8,454
Other noncurrent liabilities	$13,758	$(3,056)	$10,702
Deferred income tax liabilities	$6,432	$(4,736)	$1,696
Accumulated other comprehensive loss	$2,712	$2,455	$5,167
Total assets	$605,508	$(7,011)	$598,497
Total liabilities	$161,980	$(7,792)	$154,188
Total shareholders’ equity	$446,764	$(2,455)	$444,309
     Amounts recognized in accumulated other comprehensive loss at June 30, 2007 are as follows:

2007
Net actuarial loss	$7,674
Prior service cost	861
Net transition asset	(2)
Income taxes	(3,236)

Total	$5,297

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     Amounts expected to be recognized in accumulated other comprehensive loss during the next fiscal year are as follows:

2008
Net actuarial loss	$171
Prior service cost amortization	102
Net transition obligation	3

Total	$276

     The following table summarizes the components of net periodic benefit cost at June 30:

	2007	2006	2005
Components of net periodic benefit cost
Service cost	$510	$752	$554
Interest cost	2,499	2,542	2,531
Expected return on plan assets	(2,987)	(2,889)	(2,775)
SFAS 88 curtailment/settlement charges	2,068	574	–
Amortization of unrecognized net loss	276	694	410
Amortization of prior service cost	232	245	234
Amortization of unrecognized net obligation existing at transition	2	35	35

Net periodic benefit cost	$2,600	$1,953	$989

     The above-noted net periodic benefit cost includes $2.3 million for 2007, $1.4 million for 2006 and $0.5 million for 2005 of costs that are presented in discontinued operations because those costs relate to the discontinued businesses.
     During 2007, two of our plans became subject to curtailment accounting because of the sale of a business and the announcement of the upcoming closure of another. This resulted in the immediate recognition of all of the outstanding prior service cost and transition obligations of these plans. Total curtailment charges of approximately $1.6 million were recorded, as required under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”).
     Also during the current year, one of our plans experienced lump sum payments that exceeded the plan’s annual service and interest costs. This resulted in an accelerated recognition of plan costs of approximately $0.5 million, as required under SFAS 88.
     In 2006, one of our plans experienced lump sum payments that exceeded the plan’s annual service and interest costs. This resulted in an accelerated recognition of plan costs of approximately $0.6 million, as required under SFAS 88.
     We have not yet finalized our anticipated funding level for 2008, but, based on initial estimates, we anticipate funding approximately $0.8 million.
     Benefit payments estimated for future years are as follows:

2008	$2,420
2009	$2,393
2010	$2,251
2011	$2,289
2012	$2,613
2013 – 2017	$16,486

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Note 13 – Postretirement Benefits
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
     The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2007	2006
Weighted-average assumption as of June 30
Discount rate	6.35%	6.45%
     The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2007	2006	2005
Discount rate	6.45%	5.25%	6.25%
Health care cost trend rate	11.00%	12.00%	12.00%
     Relevant information with respect to our postretirement medical and life insurance benefits as of June 30, can be summarized as follows:

	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$6,746	$6,764
Service cost	133	175
Interest cost	423	346
Actuarial gain	(260)	(252)
Plan amendments	—	(22)
Effect of curtailment	(2,938)	—
Benefits paid	(300)	(265)

Benefit obligation at end of year	$3,804	$6,746

Change in plan assets
Employer contributions	$300	$265
Benefits paid	(300)	(265)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Underfunded status	$(3,804)	$(6,746)
Unrecognized net actuarial loss	—	2,717
Unrecognized prior service asset	—	(86)

Accrued benefit cost	$(3,804)	$(4,115)

Amounts recognized in the consolidated balance sheets consist of
Current accrued benefit liability	$(330)	$—

Noncurrent accrued benefit liability	$(3,474)	$(4,115)

Accumulated benefit obligation	$3,804	$6,746

     Effective June 30, 2007, we adopted the provisions of SFAS 158. As a result of this adoption, we recorded the underfunded status of our plans as a liability on our Consolidated Balance Sheet, and we recognized the changes in our funded status through comprehensive income. There was no material impact

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
on our financial position or results of operations as a result of this adoption. The incremental effects of applying SFAS 158 on individual lines in our Consolidated Balance Sheet are as follows:

	Balances Before		Balances After
	Adoption of		Adoption of
	SFAS 158	Adjustments	SFAS 158
Other noncurrent liabilities	$10,698	$4	$10,702
Deferred income tax liabilities	$1,694	$2	$1,696
Accumulated other comprehensive loss	$5,166	$1	$5,167
Total liabilities	$154,182	$6	$154,188
Total shareholders’ equity	$444,310	$(1)	$444,309
     Amounts recognized in accumulated other comprehensive loss at June 30, 2007 are as follows:

2007
Net actuarial loss	$53
Prior service benefit	(50)
Income taxes	(2)

Total	$1

     Amounts expected to be recognized in accumulated other comprehensive loss during the next fiscal year are as follows:

2008
Prior service cost amortization	$(5)

     The following table summarizes the components of net periodic benefit cost at June 30:

	2007	2006	2005
Components of net periodic benefit cost
Service cost	$133	$175	$135
Interest cost	423	346	323
Amortization of unrecognized net loss	128	143	75
Amortization of prior service asset	(8)	(6)	(7)
SFAS 88 curtailment benefit	(691)	—	—

Net periodic benefit (benefit) cost	$(15)	$658	$526

     The above-noted net periodic benefit (benefit) cost includes $(0.3) million for 2007, $0.2 million for 2006 and $0.4 million for 2005 that are presented in discontinued operations because those benefit costs relate to the discontinued businesses.
     In 2007, our plans experienced a curtailment due to a significant reduction in future service as a result of the sale of certain automotive operations and the planned closure of our industrial glassware operation. This resulted in the immediate recognition of a portion of the outstanding prior service asset related to the impacted employees, as required under SFAS 88.
     We expect to contribute approximately $0.3 million to our postretirement benefit plans in 2008.
     Benefit payments estimated for future years are as follows:

2008	$330
2009	$289
2010	$283
2011	$278
2012	$295
2013 – 2017	$1,493

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
     For other postretirement benefit measurement purposes, annual increases in medical costs for 2007 are assumed to total approximately 10% per year and gradually decline to 5% by approximately the year 2012 and remain level thereafter. Annual increases in medical costs for 2006 were assumed to total approximately 11% per year and gradually decline to 5% by approximately the year 2012 and remain level thereafter.
     Assumed health care cost rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$20	$(17)
Effect on postretirement benefit obligation as of June 30, 2007	$309	$(269)
Note 14 – Defined Contribution and Other Employee Plans
     We sponsored seven defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code during 2007. Two of these plans are in the process of being terminated as a result of the sale of certain automotive operations. Contributions are determined under various formulas, and we contributed to five of the plans in the current year. Costs related to such plans totaled approximately $1.0 million in each of the years ended June 30, 2007, 2006 and 2005.
     Certain of our subsidiaries also participate in multiemployer plans that provide pension and postretirement health and welfare benefits to the union workers at such locations. The contributions required by our participation in the multi-employer plans totaled approximately $3.7 million in each of the years ended June 30, 2007, 2006 and 2005.
     We offer a deferred compensation plan for select employees who may elect to defer a certain percentage of annual compensation. We do not match any contributions. Each participant earns interest based upon the prime rate of interest, adjusted semi-annually, on their respective deferred compensation balance. Participants are paid out upon retirement or termination. Our liability for total deferred compensation and accrued interest was approximately $2.0 million and $3.8 million for the years ended June 30, 2007 and 2006, respectively. Deferred compensation expense totaled approximately $0.2 million for each of the years ended June 30, 2007, 2006 and 2005.
Note 15 – Commitments
     We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment, which expire at various dates through 2014. Certain of these leases contain renewal options, some provide options to purchase during the lease term and some require contingent rentals based on usage. The future minimum rental commitments due under these leases are summarized as follows (in thousands): 2008–$5,598; 2009–$5,278; 2010–$3,741; 2011–$1,872; 2012–$952; thereafter–$696.
     Total rent expense, including short-term cancelable leases, during the years ended June 30, 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005
Operating leases:
Minimum rentals	$5,683	$5,839	$5,236
Contingent rentals	435	554	376
Short-term cancelable leases	1,994	2,012	1,909

Total	$8,112	$8,405	$7,521

Note 16 – Contingencies
     In addition to the items discussed below, at June 30, 2007, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
     Approximately 21% of our employees are represented under various collective bargaining agreements, which expire at various times through calendar year 2010. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material adverse effect on our business and results of operations.
     We received a distribution of approximately $0.7 million from the U.S. government under CDSOA in the second quarter of 2007, as compared to distributions of approximately $11.4 million and $26.2 million in the corresponding periods of 2006 and 2005, respectively. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected by the U.S. government on those products. The World Trade Organization has previously ruled that such payments are inconsistent with international trade rules. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. In July 2006, the U.S. Court of International Trade (“CIT”) ruled unconstitutional, on First Amendment grounds, CDSOA’s requirement that a company that is not a petitioner must have indicated its support for an antidumping petition in order to be eligible for a distribution. In July 2007, the CIT found the statute was severable to make all domestic producers eligible for benefits and remanded to the agencies for a determination of moneys owed to the plaintiff. The remand is ongoing as of mid-August 2007. In September 2006, the CIT, in a separate case, ruled the requirement unconstitutional on equal protection grounds; following a remand, the CIT issued a final judgment in July 2007 affirming the agencies’ decisions on remand. An appeal can be taken by any of the parties to that case until late September 2007. Other cases challenging the constitutionality of CDSOA are pending before the CIT, most of which have been assigned to a panel of three CIT judges and consolidated or stayed. We expect that the rulings of the CIT, once finalized, will be appealed. The ultimate resolution of the pending litigation, its timing and what, if any, effects the litigation will have on our receipt of future CDSOA distributions is uncertain. In addition to the CIT ruling, there are a number of factors that can affect whether we receive any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential changes in the law, other ongoing or potential legal challenges to the law, the administrative operation of the law and the status of the underlying antidumping orders.
     Certain of our automotive accessory products carry explicit limited warranties that extend from twelve months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of June 30, 2007 and 2006 is immaterial to our financial position, and the change in the accrual for 2007 is immaterial to our results of operations and cash flows.
Note 17 – Restructuring and Impairment Charge
     In 2007, we recorded a restructuring and impairment charge of approximately $3.5 million ($2.3 million after taxes) including $1.4 million recorded in cost of sales for the write-down of inventories. This charge is related to the planned closing of our industrial glass operations located in Lancaster, Ohio. The charge consists of asset write-offs, accelerated depreciation of certain property, plant and equipment, a pension curtailment charge, one-time termination benefits and other costs. Production at the manufacturing facility was largely phased out by May 31, 2007. We anticipate that active business operations will effectively cease by the end of the calendar year upon the expected completion of certain sales and distribution activities. The decision to close this operation resulted from continuing declines in volume and profitability.
     The total estimated costs associated with this plant closure are expected to be between $5 and $7 million and include the above-noted costs and other costs associated with disposal-related activities. Total remaining cash expenditures are estimated to be approximately $3 million and are expected to occur over the balance of calendar 2007.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
     An analysis of this restructuring activity and the related liability recorded within the Glassware and Candles segment at June 30, 2007 follows:

	Accrual at		2007	Accrual at
	June 30,	2007	Cash	June 30,
	2006	Charge	Outlays	2007
Restructuring and Impairment Charge
Employee Separation Costs	$—	$467	$(201)	$266
Other Costs	—	275	(56)	219

Subtotal	$—	742	$(257)	$485

Pension Curtailment Charges		287
Accelerated Depreciation		1,130
Inventory Write-Down		1,400

Total Restructuring and Impairment Charge		$3,559

     The restructuring accrual is located in accrued liabilities at June 30, 2007.
     In the third quarter of 2005, we recorded a noncash impairment charge of approximately $0.9 million ($0.6 million after taxes) related to certain glassware-manufacturing equipment. This impairment occurred due to inefficient production and a slowdown in demand for certain products associated with this equipment.
Note 18 – Business Segments Information
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
     Automotive–includes the production and marketing for original equipment manufacturers and the auto aftermarket of running boards, tube steps, toolboxes and other accessories for pickup trucks, vans and sport utility vehicles.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following table sets forth business segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated net sales in each of the years ending June 30:

	2007	2006	2005
Specialty Foods
Retail	$375,987	$375,255	$343,658
Foodservice	352,670	332,774	330,182

Total Specialty Foods	$728,657	$708,029	$673,840
Glassware and Candles
Consumer Table and Giftware	$171,935	$170,845	$189,071
Nonconsumer Ware and Other	45,218	45,697	44,434

Total Glassware and Candles	$217,153	$216,542	$233,505
Automotive
Original Equipment Manufacturers	$114,998	$116,933	$76,163
Aftermarket	30,354	32,081	44,820

Total Automotive	$145,352	$149,014	$120,983

Total	$1,091,162	$1,073,585	$1,028,328

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
     The following sets forth certain financial information attributable to our business segments for the three years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
Net Sales(1)
Specialty Foods	$728,657	$708,029	$673,840
Glassware and Candles	217,153	216,542	233,505
Automotive	145,352	149,014	120,983

Total	$1,091,162	$1,073,585	$1,028,328

Operating Income
Specialty Foods	$101,518	$113,796	$111,392
Glassware and Candles	5,712	3,614	7,247
Automotive	545	4,926	2,341
Corporate Expenses	(7,320)	(6,928)	(6,808)

Total	$100,455	$115,408	$114,172

Identifiable Assets(1)
Specialty Foods	$348,637	$274,652	$231,219
Glassware and Candles	147,232	171,553	187,707
Automotive	67,463	126,755	106,461
Corporate	35,165	55,061	205,891

Total	$598,497	$628,021	$731,278

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)

	2007	2006	2005
Capital Expenditures
Specialty Foods	$51,746	$47,984	$15,152
Glassware and Candles	1,786	3,847	3,621
Automotive	2,245	8,208	3,211
Corporate	46	29	119

Total	$55,823	$60,068	$22,103

Depreciation and Amortization
Specialty Foods	$12,433	$9,767	$9,589
Glassware and Candles	11,333	14,850	16,387
Automotive	4,874	4,873	3,983
Corporate	126	166	159

Total	$28,766	$29,656	$30,118

(1)	Net sales and long-lived assets are predominantly domestic.
     Combined net sales from the three segments attributable to Wal-Mart Stores, Inc. totaled approximately $164 million, or 15% of consolidated 2007 net sales; $154 million, or 14% of consolidated 2006 net sales and $148 million, or 14% of consolidated net sales in 2005.
     Combined accounts receivable for the three segments attributable to Wal-Mart Stores, Inc. totaled approximately 17% and 15% of consolidated accounts receivable at June 30, 2007 and 2006, respectively.
Note 19 – Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter(1)	Quarter(2)	Quarter(3)	Year(4)
2007
Net Sales	$262,064	$292,332	$265,692	$271,074	$1,091,162
Gross Margin	$44,649	$54,927	$45,701	$48,283	$193,560
Income from Continuing Operations	$14,490	$20,360	$13,595	$16,236	$64,681
Loss from Discontinued Operations, Net of Tax	$(709)	$(2,531)	$(96)	$(15,661)	$(18,997)
Net Income	$13,781	$17,829	$13,499	$575	$45,684
Diluted Income (Loss) per Share:
Continuing Operations	$.45	$.64	$.43	$.52	$2.05
Discontinued Operations	$(.02)	$(.08)	$—	$(.50)	$(.60)
Net Income	$.43	$.56	$.43	$.02	$1.45

2006
Net Sales	$262,604	$289,646	$257,038	$264,297	$1,073,585
Gross Margin	$50,020	$58,236	$40,512	$56,693	$205,461
Income from Continuing Operations	$17,536	$30,728	$12,990	$23,167	$84,421
Income (Loss) from Discontinued Operations, Net of Tax	$510	$(498)	$(1,216)	$(263)	$(1,467)
Net Income	$18,046	$30,230	$11,774	$22,904	$82,954
Diluted Income (Loss) per Share:
Continuing Operations	$.51	$.91	$.39	$.71	$2.52
Discontinued Operations	$.01	$(.01)	$(.04)	$(.01)	$(.04)
Net Income	$.53	$.89	$.35	$.70	$2.48

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)

(1)	Included in the second quarter earnings is income of approximately $0.4 million, net of taxes, or approximately $.01 per share, related to funds received under CDSOA.

(2)	Included in the third quarter earnings is expense of approximately $1.5 million, net of taxes, or approximately $.05 per share, related to the planned closing of our industrial glass operation in Lancaster, Ohio.

(3)	Included in the fourth quarter earnings are (A) income of approximately $0.6 million, net of taxes, or approximately $.02 per share, related to a bad debt recovery and (B) expense of approximately $0.7 million, net of taxes, or approximately $.02 per share, related to the planned closing of our industrial glass operation in Lancaster, Ohio.

(4)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the fiscal year.

(5)	Included in the second quarter earnings are (A) income of approximately $7.4 million, net of taxes, or approximately $.22 per share, related to funds received under CDSOA and (B) income of approximately $0.5 million, net of taxes, or approximately $.02 per share, related to the sale of idle real estate in the Automotive segment.

(6)	Included in the third quarter earnings is income of approximately $0.8 million, net of taxes, or approximately $.02 per share, related to a bad debt recovery.

(7)	Included in the fourth quarter earnings is income of approximately $0.7 million, net of taxes, or approximately $.02 per share, related to our annual actuarial review of our self-insured workers’ compensation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management must apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.
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
     There has been no change in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Lancaster Colony Corporation:
     We have audited management’s assessment, included in the accompanying Report of Management, that Lancaster Colony Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows and the financial statement schedule for each of the three years in the period ended June 30, 2007. Our report dated August 27, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph that, as discussed in Note 12 and 13 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in 2007.

/s/ Deloitte & Touche LLP Deloitte & Touche LLP
Columbus, OH
August 27, 2007

Item 9B. Other Information
     None
PART III
     Items 10 through 14 are incorporated herein by reference to the sections captioned “Nomination and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Board Committees and Meetings,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Security Ownership of Certain Beneficial Owners,” “Certain Relationships and Related Transactions and Director Independence,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Audit and Related Fees,” as applicable, in the Registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders.
PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2007 and 2006 and for each of the three years in the period ended June 30, 2007, together with the report thereon of Deloitte & Touche LLP dated August 27, 2007, are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2007 and 2006
Consolidated Statements of Income for the years ended June 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
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

Date: August 28, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John B. Gerlach, Jr.	Chairman,	August 28, 2007
John B. Gerlach, Jr.	Chief Executive Officer,
President and Director
(Principal Executive Officer)

/s/ John L. Boylan	Treasurer, Vice President,	August 28, 2007
John L. Boylan	Assistant Secretary,
Chief Financial Officer
and Director
(Principal Financial and
Accounting Officer)

/s/James B. Bachmann	Director	August 18, 2007
James B. Bachmann

/s/ Neeli Bendapudi	Director	August 22, 2007
Neeli Bendapudi

/s/Robert L. Fox	Director	August 20, 2007
Robert L. Fox

/s/ Robert S. Hamilton	Director	August 22, 2007

Robert S. Hamilton

/s/ Edward H. Jennings	Director	August 23, 2007
Edward H. Jennings

/s/ Henry M. O’Neill, Jr.	Director	August 27, 2007
Henry M. O’Neill, Jr.

/s/ Zuheir Sofia	Director	August 22, 2007
Zuheir Sofia

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended June 30, 2007

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses(B)	Deductions(A)(B)	of Year
Reserves deducted from asset to which they apply – Allowance for doubtful accounts (amounts in thousands):
Year ended June 30, 2005	$1,515	$(602)	$(685)	$1,598

Year ended June 30, 2006	$1,598	$(1,105)	$(374)	$867

Year ended June 30, 2007	$867	$(846)	$(895)	$916

Notes:

(A)	Represents uncollectible accounts written-off net of recoveries.

(B)	Includes recovery of previously written-off bad debt related to the 2002 bankruptcy of Kmart Corporation of approximately $1.0 million, $1.2 million and $1.5 million for 2007, 2006 and 2005, respectively.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-K
JUNE 30, 2007
INDEX TO EXHIBITS

Exhibit
Number		Description	Located at
3.1		Articles of Incorporation of Lancaster Colony Corporation approved by the shareholders November 18, 1991	(e)

.2		Certificate of Amendment to the Articles of Incorporation of Lancaster Colony Corporation approved by the shareholders November 16, 1992	(e)

.3		Certificate of Amendment to the Articles of Incorporation of Lancaster Colony Corporation approved by the shareholders November 17, 1997	(e)

.4		Regulations of Lancaster Colony Corporation as amended through November 18, 1991	(o)

.5		Certificate of Designation, Rights and Preferences of the Series A Participating Preferred Stock of Lancaster Colony Corporation	(b)

4.1		Specimen Certificate of Common Stock	(h)

.2		Rights Agreement dated as of April 20, 2000 by and between Lancaster Colony Corporation and The Huntington National Bank	(g)

.3		Credit Agreement dated as of February 13, 2001 among Lancaster Colony Corporation, The Lenders and Bank One, NA, as Agent	(i)

.4		First Amendment to Credit Agreement dated as of June 24, 2003 among Lancaster Colony Corporation, the Lenders and Bank One, NA as LC Issuer and Agent	(j)

.5		Second Amendment to Credit Agreement dated as of March 3, 2005 among Lancaster Colony Corporation, the Lenders and J. P. Morgan Chase Bank, N.A. as LC Issuer and as Agent	(n)

10.1	*	Key Employee Severance Agreement between Lancaster Colony Corporation and John L. Boylan	(c)

.2	*	Lancaster Colony Corporation 1995 Key Employee Stock Option Plan	(d)

.3	*	Key Employee Severance Agreement between Lancaster Colony Corporation and Bruce L. Rosa	(f)

.4	*	Lancaster Colony Corporation Executive Employee Deferred Compensation Plan	(h)

.5	*	Description of Registrant’s Executive Bonus Arrangements	(k)

.6		Design/Build Agreement between Sister Schubert’s Homemade Rolls, Inc. and Shambaugh & Son, LP	(p)

.7	*	2004 Amendment to the Lancaster Colony Corporation Executive Employee Deferred Compensation Plan	(l)

.8	*	Lancaster Colony Corporation 2005 Executive Employee Deferred Compensation Plan	(m)

.9	*	Lancaster Colony Corporation 2005 Stock Plan	(a)

.10	*	Form of Restricted Stock Award Agreement under the Lancaster Colony Corporation 2005 Stock Plan	Filed herewith

21		Subsidiaries of Registrant	Filed herewith

23		Consent of Deloitte & Touche LLP	Filed herewith

Exhibit
Number	Description	Located at
31.1	Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(a)	Indicates the exhibit is incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A (000-04065) of Lancaster Colony Corporation for the Annual Meeting of Shareholders held November 21, 2005.

(b)	Indicates the exhibit is incorporated by reference from filing as an exhibit to Lancaster Colony Corporation’s Quarterly Report on Form 10-Q (000-04065) for the quarter ended March 31, 1990.

(c)	Indicates the exhibit is incorporated by reference to Exhibit 10.6 to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 1991.

(d)	Indicates the exhibit is incorporated by reference to Exhibit A to the Proxy Statement (000-04065) of Lancaster Colony Corporation for the Annual Meeting of Shareholders held November 20, 1995.

(e)	Indicates the exhibit is incorporated by reference from filing as an exhibit to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 1998.

(f)	Indicates the exhibit is incorporated by reference to Exhibit 10.8 to the Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 1999.

(g)	Indicates the exhibit is incorporated by reference to Exhibit 1 to Lancaster Colony Corporation’s report on Form 8-A (000-04065) filed April 20, 2000.

(h)	Indicates the exhibit is incorporated by reference from filing as an exhibit to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 2000.

(i)	Indicates the exhibit is incorporated by reference to Exhibit 4.3 to Lancaster Colony Corporation’s Quarterly Report on Form 10-Q (000-04065) for the quarter ended March 31, 2001.

(j)	Indicates the exhibit is incorporated by reference to Exhibit 4.4 to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 2003.

(k)	Indicates the exhibit is incorporated by reference to Exhibit 10.9 to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 2004.

(l)	Indicates the exhibit is incorporated by reference to Exhibit 10.1 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed January 3, 2005.

(m)	Indicates the exhibit is incorporated by reference to Exhibit 99.2 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed February 25, 2005.

(n)	Indicates the exhibit is incorporated by reference to Exhibit 99.1 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed March 7, 2005.

(o)	Indicates the exhibit is incorporated by reference to Exhibit 3.4 to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 2006.

(p)	Indicates the exhibit is incorporated by reference to Exhibit 10.1 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed March 16, 2007.