Form 10-K/A
period 2007-06-30
LANCASTER COLONY CORP
filed 2007-08-31
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-04065
Lancaster Colony Corporation
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	13-1955943 (I.R.S. Employer Identification No.)

37 West Broad Street Columbus, Ohio (Address of principal executive offices)	43215 (Zip Code)
614-224-7141
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Without Par Value (including Series A Participating Preferred Share Purchase Rights)	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑      No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined by Rule 12b-2 of the Act.
Large accelerated filer ☑      Accelerated filer☐      Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐      No ☑
     The aggregate market value of Common Stock held by non-affiliates on December 29, 2006 was approximately $1,004,527,000, based on the closing price of these shares on that day.
     As of August 20, 2007, there were approximately 30,361,000 shares of Common Stock, without par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (“Amendment”) of Lancaster Colony Corporation (the “Company”) is an amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which was filed with the Securities and Exchange Commission on August 28, 2007 (the “Original Filing”). This Amendment is being filed to amend the cover page, Part II Item 8 – Financial Statements and Supplementary Data, and the Index to Exhibits of the Original Filing to include inadvertently omitted table headings, which should have been placed above the fiscal 2006 information in the Selected Quarterly Financial Data table within Note 19 to the Consolidated Financial Statements.
     As a result of this Amendment, the management certifications and auditor consent filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment.
     Except as described above, this Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.
     This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing.

PART II
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
Note 8 -Accrued Liabilities
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
     Amounts expected to be recognized in accumulated other comprehensive loss during the next fiscal year are as follows:

2008
Net actuarial loss	$171
Prior service cost amortization	102
Net transition obligation	3

Total	$276

     The following table summarizes the components of net periodic benefit cost at June 30:

	2007	2006	2005
Components of net periodic benefit cost
Service cost	$510	$752	$554
Interest cost	2,499	2,542	2,531
Expected return on plan assets	(2,987)	(2,889)	(2,775)
SFAS 88 curtailment/settlement charges	2,068	574	—
Amortization of unrecognized net loss	276	694	410
Amortization of prior service cost	232	245	234
Amortization of unrecognized net obligation existing at transition	2	35	35

Net periodic benefit cost	$2,600	$1,953	$989

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
Note 19 – Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter(1)	Quarter(2)	Quarter(3)	Year(4)
2007
Net Sales	$262,064	$292,332	$265,692	$271,074	$1,091,162
Gross Margin	$44,649	$54,927	$45,701	$48,283	$193,560
Income from Continuing Operations	$14,490	$20,360	$13,595	$16,236	$64,681
Loss from Discontinued Operations, Net of Tax	$(709)	$(2,531)	$(96)	$(15,661)	$(18,997)
Net Income	$13,781	$17,829	$13,499	$575	$45,684
Diluted Income (Loss) per Share:
Continuing Operations	$.45	$.64	$.43	$.52	$2.05
Discontinued Operations	$(.02)	$(.08)	$–	$(.50)	$(.60)
Net Income	$.43	$.56	$.43	$.02	$1.45

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter(5)	Quarter(6)	Quarter(7)	Year(4)
2006
Net Sales	$262,604	$289,646	$257,038	$264,297	$1,073,585
Gross Margin	$50,020	$58,236	$40,512	$56,693	$205,461
Income from Continuing Operations	$17,536	$30,728	$12,990	$23,167	$84,421
Income (Loss) from Discontinued Operations, Net of Tax	$510	$(498)	$(1,216)	$(263)	$(1,467)
Net Income	$18,046	$30,230	$11,774	$22,904	$82,954
Diluted Income (Loss) per Share:
Continuing Operations	$.51	$.91	$.39	$.71	$2.52
Discontinued Operations	$.01	$(.01)	$(.04)	$(.01)	$(.04)
Net Income	$.53	$.89	$.35	$.70	$2.48

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)

(1)	Included in the second quarter earnings is income of approximately $0.4 million, net of taxes, or approximately $.01 per share, related to funds received under CDSOA.

(2)	Included in the third quarter earnings is expense of approximately $1.5 million, net of taxes, or approximately $.05 per share, related to the planned closing of our industrial glass operation in Lancaster, Ohio.

(3)	Included in the fourth quarter earnings are (A) income of approximately $0.6 million, net of taxes, or approximately $.02 per share, related to a bad debt recovery and (B) expense of approximately $0.7 million, net of taxes, or approximately $.02 per share, related to the planned closing of our industrial glass operation in Lancaster, Ohio.

(4)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the fiscal year.

(5)	Included in the second quarter earnings are (A) income of approximately $7.4 million, net of taxes, or approximately $.22 per share, related to funds received under CDSOA and (B) income of approximately $0.5 million, net of taxes, or approximately $.02 per share, related to the sale of idle real estate in the Automotive segment.

(6)	Included in the third quarter earnings is income of approximately $0.8 million, net of taxes, or approximately $.02 per share, related to a bad debt recovery.

(7)	Included in the fourth quarter earnings is income of approximately $0.7 million, net of taxes, or approximately $.02 per share, related to our annual actuarial review of our self-insured workers’ compensation.

SIGNATURES
     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lancaster Colony Corporation

(Registrant)

By:	/s/ John L. Boylan

John L. Boylan Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date:	August 31, 2007

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-K/A
Amendment No. 1
JUNE 30, 2007
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

3.1	Articles of Incorporation of Lancaster Colony Corporation approved by the shareholders November 18, 1991	(e)

.2	Certificate of Amendment to the Articles of Incorporation of Lancaster Colony Corporation approved by the shareholders November 16, 1992	(e)

.3	Certificate of Amendment to the Articles of Incorporation of Lancaster Colony Corporation approved by the shareholders November 17, 1997	(e)

.4	Regulations of Lancaster Colony Corporation as amended through November 18, 1991	(o)

.5	Certificate of Designation, Rights and Preferences of the Series A Participating Preferred Stock of Lancaster Colony Corporation	(b)

4.1	Specimen Certificate of Common Stock	(h)

.2	Rights Agreement dated as of April 20, 2000 by and between Lancaster Colony Corporation and The Huntington National Bank	(g)

.3	Credit Agreement dated as of February 13, 2001 among Lancaster Colony Corporation, The Lenders and Bank One, NA, as Agent	(i)

.4	First Amendment to Credit Agreement dated as of June 24, 2003 among Lancaster Colony Corporation, the Lenders and Bank One, NA as LC Issuer and Agent	(j)

.5	Second Amendment to Credit Agreement dated as of March 3, 2005 among Lancaster Colony Corporation, the Lenders and J. P. Morgan Chase Bank, N.A. as LC Issuer and as Agent	(n)

10.1*	Key Employee Severance Agreement between Lancaster Colony Corporation and John L. Boylan	(c)

.2*	Lancaster Colony Corporation 1995 Key Employee Stock Option Plan	(d)

.3*	Key Employee Severance Agreement between Lancaster Colony Corporation and Bruce L. Rosa	(f)

.4*	Lancaster Colony Corporation Executive Employee Deferred Compensation Plan	(h)

.5*	Description of Registrant’s Executive Bonus Arrangements	(k)

.6	Design/Build Agreement between Sister Schubert’s Homemade Rolls, Inc. and Shambaugh & Son, LP	(p)

.7*	2004 Amendment to the Lancaster Colony Corporation Executive Employee Deferred Compensation Plan	(l)

.8*	Lancaster Colony Corporation 2005 Executive Employee Deferred Compensation Plan	(m)

.9*	Lancaster Colony Corporation 2005 Stock Plan	(a)

.10*	Form of Restricted Stock Award Agreement under the Lancaster Colony Corporation 2005 Stock Plan	(q)

21	Subsidiaries of Registrant	(q)

23	Consent of Deloitte & Touche LLP	Filed herewith

Exhibit
Number	Description	Located at

31.1	Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(a)	Indicates the exhibit is incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A (000-04065) of Lancaster Colony Corporation for the Annual Meeting of Shareholders held November 21, 2005.

(b)	Indicates the exhibit is incorporated by reference from filing as an exhibit to Lancaster Colony Corporation’s Quarterly Report on Form 10-Q (000-04065) for the quarter ended March 31, 1990.

(c)	Indicates the exhibit is incorporated by reference to Exhibit 10.6 to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 1991.

(d)	Indicates the exhibit is incorporated by reference to Exhibit A to the Proxy Statement of Lancaster Colony Corporation (000-04065) for the Annual Meeting of Shareholders held November 20, 1995.

(e)	Indicates the exhibit is incorporated by reference from filing as an exhibit to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 1998.

(f)	Indicates the exhibit is incorporated by reference to Exhibit 10.8 to the Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 1999.

(g)	Indicates the exhibit is incorporated by reference to Exhibit 1 to Lancaster Colony Corporation’s report on Form 8-A (000-04065) filed April 20, 2000.

(h)	Indicates the exhibit is incorporated by reference from filing as an exhibit to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 2000.

(i)	Indicates the exhibit is incorporated by reference to Exhibit 4.3 to Lancaster Colony Corporation’s Quarterly Report on Form 10-Q (000-04065) for the quarter ended March 31, 2001.

(j)	Indicates the exhibit is incorporated by reference to Exhibit 4.4 to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 2003.

(k)	Indicates the exhibit is incorporated by reference to Exhibit 10.9 to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 2004.

(l)	Indicates the exhibit is incorporated by reference to Exhibit 10.1 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed January 3, 2005.

(m)	Indicates the exhibit is incorporated by reference to Exhibit 99.2 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed February 25, 2005.

(n)	Indicates the exhibit is incorporated by reference to Exhibit 99.1 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed March 7, 2005.

(o)	Indicates the exhibit is incorporated by reference to Exhibit 3.4 to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 2006.

(p)	Indicates the exhibit is incorporated by reference to Exhibit 10.1 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed March 16, 2007.

(q)	Indicates the exhibit was filed with the Lancaster Colony Corporation’s original Annual Report on Form 10-K (000-04065) for the year ended June 30, 2007 filed on August 28, 2007.