Form 10-Q
period 2007-09-30
LANCASTER COLONY CORP
filed 2007-11-07
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐      No ☑
     As of October 31, 2007, there were approximately 29,890,000 shares of Common Stock, without par value per share, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30	June 30
(Amounts in thousands, except share data)	2007	2007

ASSETS
Current Assets:
Cash and equivalents	$14,505	$8,318
Receivables (less allowance for doubtful accounts, September — $1,002 and June — $916)	114,610	92,635
Inventories:
Raw materials	39,544	40,358
Finished goods and work in process	113,677	109,359

Total inventories	153,221	149,717
Deferred income taxes and other current assets	25,456	28,241

Total current assets	307,792	278,911

Property, Plant and Equipment:
Land, buildings and improvements	163,387	162,276
Machinery and equipment	354,503	350,357

Total cost	517,890	512,633
Less accumulated depreciation	308,882	304,202

Property, plant and equipment — net	209,008	208,431

Other Assets:
Goodwill	89,590	89,590
Other intangible assets — net	12,803	13,111
Other noncurrent assets	8,733	8,454

Total	$627,926	$598,497

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term bank loans	$87,500	$42,500
Accounts payable	47,175	48,423
Accrued liabilities	50,863	50,867

Total current liabilities	185,538	141,790

Other Noncurrent Liabilities	14,847	10,702

Deferred Income Taxes	158	1,696

Shareholders’ Equity:
Preferred stock — authorized 3,050,000 shares; outstanding — none
Common stock — authorized 75,000,000 shares; outstanding — September 30, 2007 — 30,175,682 shares; June 30, 2007 — 30,748,390 shares	81,708	81,665
Retained earnings	943,606	937,376
Accumulated other comprehensive loss	(5,121)	(5,167)
Common stock in treasury, at cost	(592,810)	(569,565)

Total shareholders’ equity	427,383	444,309

Total	$627,926	$598,497

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2007	2006

Net Sales	$285,570	$262,064

Cost of Sales	236,399	217,415

Gross Margin	49,171	44,649

Selling, General and Administrative Expenses	23,940	22,203

Restructuring and Impairment Charge	136	—

Operating Income	25,095	22,446

Other Income (Expense):
Interest expense	(958)	—
Interest income and other — net	162	362

Income from Continuing Operations Before Income Taxes	24,299	22,808

Taxes Based on Income	8,729	8,318

Income from Continuing Operations	15,570	14,490

Loss from Discontinued Operations, Net of Tax	—	(709)

Net Income	$15,570	$13,781

Income Per Common Share from Continuing Operations:
Basic and Diluted	$.51	$.45

Loss Per Common Share from Discontinued Operations:
Basic and Diluted	$—	$(.02)

Net Income Per Common Share:
Basic and Diluted	$.51	$.43

Cash Dividends Per Common Share	$.27	$.26

Weighted Average Common Shares Outstanding:
Basic	30,412	31,919
Diluted	30,420	31,936
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30
(Amounts in thousands)	2007	2006

Cash Flows From Operating Activities:
Net income	$15,570	$13,781
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	709
Depreciation and amortization	7,810	6,982
Deferred income taxes and other noncash changes	(1,324)	(357)
Restructuring and impairment charge	(56)	—
Gain on sale of property	(42)	(25)
Pension plan activity	(171)	(53)
Changes in operating assets and liabilities:
Receivables	(21,974)	(15,720)
Inventories	(3,521)	(5,900)
Other current assets	3,001	(2,378)
Accounts payable and accrued liabilities	3,330	10,605

Net cash provided by operating activities from continuing operations	2,623	7,644

Cash Flows From Investing Activities:
Payments on property additions	(8,258)	(9,977)
Proceeds from sale of property	41	34
Proceeds from short-term investment sales, calls and maturities	—	35,765
Other — net	(865)	(184)

Net cash (used in) provided by investing activities from continuing operations	(9,082)	25,638

Cash Flows From Financing Activities:
Net change in short-term borrowings	45,000	—
Purchase of treasury stock	(23,245)	(17,529)
Payment of dividends	(8,165)	(8,276)
Proceeds from the exercise of stock options	—	2,266
Decrease in cash overdraft balance	(948)	(2,201)

Net cash provided by (used in) financing activities from continuing operations	12,642	(25,740)

Cash Flows From Discontinued Operations:
Net cash used in operating activities from discontinued operations	—	(1,613)
Net cash used in investing activities from discontinued operations	—	(222)

Net cash used in discontinued operations	—	(1,835)

Effect of exchange rate changes on cash	4	(7)

Net change in cash and equivalents	6,187	5,700
Cash and equivalents at beginning of year	8,318	6,050

Cash and equivalents at end of period	$14,505	$11,750

Supplemental Disclosure Of Operating Cash Flows:
Cash paid during the period for income taxes	$1,014	$1,260

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share data)
Note 1 — Summary of Significant Accounting Policies
  Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended June 30, 2007. The prior-year results reflect the classification of the sold Automotive operations as discontinued operations. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2008 refers to fiscal 2008, which is the period from July 1, 2007 to June 30, 2008.
  Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at September 30, 2007 and 2006 were approximately $1.2 million. These purchases, less the preceding June 30 balances, have been excluded from the property additions in the Consolidated Statements of Cash Flows.
  Significant Accounting Policies
     There were no changes to our Significant Accounting Policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007.
Note 2 — Impact of Recently Issued Accounting Standards
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that SFAS 157 will have on our financial position or results of operations.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on July 1, 2007. See further discussion in Note 9.
Note 3 — Goodwill and Other Intangible Assets
     Goodwill attributable to the Specialty Foods segment was approximately $89.6 million at September 30, 2007 and June 30, 2007.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following table summarizes our identifiable other intangible assets by segment as of September 30, 2007 and June 30, 2007:

	September 30	June 30
	2007	2007

Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(151)	(149)

Net Carrying Value	$219	$221

Customer Relationships (12-15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(1,479)	(1,233)

Net Carrying Value	$11,541	$11,787

Non-compete Agreements (5-8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(585)	(531)

Net Carrying Value	$955	$1,009

Glassware and Candles — Customer Lists (12-year life)
Gross carrying value	$250	$250
Accumulated amortization	(162)	(156)

Net Carrying Value	$88	$94

Total Net Carrying Value	$12,803	$13,111

     Amortization expense relating to these assets was approximately $0.3 million and $0.1 million for the three months ended September 30, 2007 and 2006. Total annual amortization expense is estimated to be approximately $1.2 million for each of the next three years, $1.1 million for the fourth year and $0.9 million for the fifth year.
Note 4 — Short-Term Borrowings
     At September 30, 2007, we had an unsecured revolving credit facility under which we could borrow up to $100 million. The facility was to expire in February 2008, but was replaced with a new facility in October, as discussed further below. At September 30, 2007, we were in compliance with all applicable provisions and covenants, and we had $77.5 million outstanding under the facility with a weighted average interest rate of 5.78%. We also had $10.0 million outstanding under a separate discretionary line. The interest rate of this borrowing was 5.39%. We paid approximately $0.9 million of interest for the three months ended September 30, 2007.
     On October 5, 2007, we entered into a new unsecured revolving credit facility, which replaced the existing credit facility described above. Under the new facility, we may borrow up to a maximum of $160 million at any one time, with potential to expand the total credit availability to $260 million based on consent of the issuing bank and certain other conditions. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. Loans may be used for general corporate purposes.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following table discloses net periodic benefit cost for our pension plans:

	Three Months
	Ended
	September 30
	2007	2006
Components of net periodic benefit cost
Service cost	$39	$127
Interest cost	647	632
Expected return on plan assets	(805)	(748)
Amortization of unrecognized net loss	43	65
Amortization of prior service cost	26	61
Amortization of unrecognized net obligation existing at transition	1	1

Net periodic (benefit) cost	$(49)	$138

     The above-noted net periodic benefit cost for the three months ended September 30, 2006 included approximately $0.1 million of costs that are presented in discontinued operations because those costs related to the discontinued businesses.
     We anticipate that significant disbursements will largely be made before the second quarter ends related to the early withdrawal of accumulated benefits (i.e., lump sum payouts) from a defined benefit plan associated with a disposed automotive operation sold in June 2007. As a result, we expect a significant pension settlement charge to be recorded in the second quarter. While currently available information is not sufficient to allow for a reasonable estimation of the noncash charge, the associated unrecognized losses deferred in accordance with accounting guidance exceeded $3 million at September 30, 2007. The actual amount of the settlement loss will be based upon current pension assumptions (e.g., discount rate) at the time of remeasurement.
     For the three months ended September 30, 2007, we made approximately $0.1 million in contributions to our pension plans. We expect to make approximately $0.7 million more in contributions to our pension plans during the remainder of 2008, except as may be modified as a result of the settlement activity noted above.
Note 6 — Postretirement Benefits
     We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
     The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months
	Ended
	September 30
	2007	2006
Components of net periodic benefit cost
Service cost	$6	$33
Interest cost	58	106
Amortization of unrecognized net loss	--	32
Amortization of prior service asset	(1)	(2)

Net periodic benefit cost	$63	$169

     The above-noted net periodic benefit cost for the three months ended September 30, 2006 included approximately $0.1 million of costs that are presented in discontinued operations because those benefit costs related to the discontinued businesses.
     For the three months ended September 30, 2007, we made approximately $0.1 million in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.2 million

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2008.
Note 7 — Stock-Based Compensation
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
  Stock Options
     Under SFAS 123R, we calculate fair value of option grants using the Black-Scholes option-pricing model. Assumptions used in the model for the prior-year grants are described in our Annual Report on Form 10-K for the year ended June 30, 2007. Total compensation cost related to share-based payment arrangements for the three months ended September 30, 2007 and 2006 was less than $0.1 million. These amounts were reflected in Selling, General and Administrative Expenses and have been allocated to each segment appropriately. No initial tax benefits are recorded for these compensation costs because they relate to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     There were no stock option exercises during the three months ended September 30, 2007. During the three months ended September 30, 2006, we received approximately $2.1 million in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $0.4 million. A related tax benefit of approximately $0.1 million was recorded in the three months ended September 30, 2006. These tax benefits were included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefits include less than $0.1 million of gross windfall tax benefits for the three months ended September 30, 2006.
     There were no grants of stock options in the three months ended September 30, 2007 and 2006.
     The following summarizes the activity relating to stock options granted under the 1995 Plan mentioned above for the three months ended September 30, 2007:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding stock options vested and expected to vest at beginning of period	361,500	$40.42
Exercised	—	—
Granted	—	—
Forfeited	(3,650)	39.82

Outstanding stock options vested and expected to vest at end of period	357,850	$40.43	1.93	$86

Exercisable and vested stock options at end of period	350,063	$40.40	1.92	$86

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following summarizes the status of, and changes to, unvested options during the three months ended September 30, 2007:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested stock options at beginning of period	7,787	$8.14
Granted	—	--
Vested	—	--
Forfeited	—	--

Unvested stock options at end of period	7,787	$8.14

     At September 30, 2007, there was less than $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1995 Plan. This cost is expected to be recognized over a weighted-average period of 0.7 years.
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
     The following summarizes the activity related to restricted stock transactions for the three-month period ended September 30, 2007:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	3,500	$42.70
Granted	—	--
Vested	—	--
Forfeited	—	--

Unvested restricted stock at end of period	3,500	$42.70

     Compensation expense of less than $0.1 million was recorded for the three-month period ended September 30, 2007 in Selling, General and Administrative Expenses. A tax benefit of less than $0.1 million was recorded for the three months ended September 30, 2007 related to this restricted stock.
     At September 30, 2007, there is less than $0.1 million of unrecognized compensation expense that will be recognized over a weighted average period of .1 years.
Note 8 — Restructuring and Impairment Charge
     In the third quarter of 2007, we announced our plan to close our industrial glass operation located in Lancaster, Ohio. The decision to close this operation resulted from continuing declines in sales volume and profitability. During 2007, we recorded a restructuring and impairment charge of approximately $3.5 million ($2.3 million after taxes) including $1.4 million recorded in cost of sales for the write-down of inventories. Production at the manufacturing facility was largely phased out by May 31, 2007. We anticipate that active business operations will effectively cease by the end of the calendar year upon the expected completion of certain sales and distribution activities, most of which were completed during this first quarter.
     During the three months ended September 30, 2007, we recorded an additional restructuring and impairment charge of approximately $0.2 million ($0.1 million after taxes), including less than $0.1 million recorded in cost of sales for the write-down of inventories, for costs incurred during that period. The majority of this quarter’s charge resulted in cash outlays and consisted of one-time termination benefits.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The total estimated costs associated with this plant closure are expected to be between $5 and $7 million and include the above-noted costs and other costs associated with disposal-related activities. Total remaining cash expenditures are estimated to be approximately $3 million and are expected to occur over the balance of 2008.
     An analysis of the restructuring activity for the three months ended September 30, 2007 and the related liability recorded within the Glassware and Candles segment follows:

	Accrual at		2008	Accrual at
	June 30,	2008	Cash	September 30,
	2007	Charge	Outlays	2007
Restructuring and Impairment Charge
Employee Separation Costs	$266	$126	$(195)	$197
Other Costs	219	—	(13)	206

Subtotal	$485	126	$(208)	$403

Accelerated Depreciation		10
Inventory Write-Down		17

Total Restructuring and Impairment Charge		$153

     The restructuring accrual is located in accrued liabilities at September 30, 2007.
Note 9 — Income Taxes
     Effective July 1, 2007, we adopted the provisions of FIN 48. Upon adoption, we recognized a decrease to retained earnings of approximately $1.2 million to increase our tax contingency reserves for uncertain tax positions. The gross tax contingency reserve at the time of adoption was approximately $2.4 million and consisted of unrecognized tax liabilities of approximately $1.5 million and penalties and interest of approximately $0.9 million. At September 30, 2007, the tax contingency reserves were not materially different than at adoption. We do not have any unrecognized tax benefits for uncertain tax positions. In accordance with FIN 48, uncertain tax positions have been classified in the Consolidated Balance Sheet as long-term since payment is not expected to occur within the next 12 months. As of September 30, 2007, the long-term portion of uncertain tax positions was approximately $2.3 million. We expect that the amount of uncertain tax positions will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to uncertain tax positions in income tax expense.
Note 10 — Business Segment Information
     The following summary financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2007 consolidated financial statements and excludes the results of the sold Automotive operations, which are classified as discontinued:

	Three Months Ended
	September 30
	2007	2006
Net Sales
Specialty Foods	$184,789	$172,287
Glassware and Candles	59,169	54,506
Automotive	41,612	35,271

Total	$285,570	$262,064

Operating Income
Specialty Foods	$23,774	$24,182
Glassware and Candles	2,413	(801)
Automotive	1,441	563
Corporate expenses	(2,533)	(1,498)

Total	$25,095	$22,446

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Note 11 — Commitments and Contingencies
     In addition to the items discussed below, at September 30, 2007, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
     We received a distribution of approximately $0.7 million from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) in the second quarter of 2007, as compared to a distribution of approximately $11.4 million in the corresponding period of 2006. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected by the U.S. government on those products. There have been several developments related to CDSOA that make the amount and timing of any future distributions uncertain. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007. In addition, the U.S. Court of International Trade (“CIT”) ruled unconstitutional, in two separate cases, CDSOA’s procedures for determining eligibility for distributions. Both cases are ongoing, and we do not expect that the CIT’s decisions will be finalized until the appeals process has been exhausted. Other cases challenging the constitutionality of CDSOA are pending before the CIT, most of which have been assigned to a panel of three CIT judges and consolidated or stayed. The World Trade Organization also has ruled that payments under CDSOA are inconsistent with international trade rules. The ultimate resolution of the pending litigation, its timing and what, if any, effects the litigation will have on our financial results or receipt of future CDSOA distributions is uncertain. In addition to the CIT rulings, there are a number of other factors that can affect whether we receive any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential changes in the law, other ongoing or potential legal challenges to the law, the administrative operation of the law and the status of the underlying antidumping orders.
     Certain of our automotive accessory products carry explicit limited warranties that extend from 12 months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of September 30, 2007 and June 30, 2007 is immaterial to our financial position, and the change in the accrual for the current quarter of 2008 is immaterial to our results of operations and cash flows.
Note 12 — Comprehensive Income
     Total comprehensive income for the three months ended September 30, 2007 and 2006 was approximately $15.6 million and $13.8 million, respectively. The September 30, 2007 and 2006 comprehensive income consists of net income and foreign currency translation adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollars in thousands)
OVERVIEW
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three months ended September 30, 2007 and our financial condition as of September 30, 2007. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2008 refers to fiscal 2008, which is the period from July 1, 2007 to June 30, 2008. In the discussion that follows, we analyze the results of our operations for the three months ended September 30, 2007, including the trends in our overall business, followed by a discussion of our financial condition.
     The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, all included elsewhere in this report. The forward-looking statements in this section and other parts of this report involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption “Forward-Looking Statements.”
EXECUTIVE SUMMARY
  Business Overview
     We are primarily a manufacturer and marketer of specialty foods for the retail and foodservice markets. We also manufacture and market candles for the food, drug and mass markets; glassware for the retail, floral, and foodservice markets; and automotive accessories for the original equipment market and aftermarket. Our operating businesses are organized in three reportable segments — Specialty Foods, Glassware and Candles, and Automotive. Over 90% of the sales of each segment are made to customers in the United States.
     We have seen our growth in recent years come from our Specialty Foods segment. As we focus more on opportunities presented by our Specialty Foods segment, we continue to review, as previously disclosed, various alternatives with respect to our nonfood operations. In 2007, we sold substantially all of the operating assets of our automotive accessory division based in Coshocton, Ohio and LaGrange, Georgia, as well as our automotive accessory division based in Wapakoneta, Ohio. The results of these operations have been presented as discontinued operations in all prior periods presented. During 2007, we also initiated closure activities at our industrial glass operation located in Lancaster, Ohio. Similar actions may occur in the future, as we continue to review our alternatives for the remaining nonfood operations with the assistance of outside financial advisors. Should our continuing review result in additional divestitures, closures or other forms of restructuring of any of our operations, we could incur significant charges. We believe that a prudent conclusion to our review is achievable by the end of fiscal 2008.
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
     We expect that part of our growth in the Specialty Foods segment will result from acquisitions. We continue to review potential acquisitions that we believe will provide good complements to our existing product lines, enhance our gross margins or offer good expansion opportunities in a manner that fits our overall goals. Consistent with our current acquisition strategy, in June 2007, we acquired the principal assets of Marshall Biscuit Company, Inc. (“Marshall Biscuit”), a privately owned producer and marketer of frozen yeast rolls and biscuits based in Saraland, Alabama. The purchase price was approximately $22.9 million.
     We have made substantial capital investments to support our existing food operations and future growth opportunities. In 2007, we began production activities at a newly constructed dressing facility located in Kentucky. Since 2006, we have invested over $45 million in this facility. During 2007, we also commenced and largely completed construction of an adjacent facility for the manufacture of frozen yeast rolls. This facility required a slightly smaller total investment and began operation in early 2008. Both projects will help accommodate potential future sales growth and also provide greater manufacturing efficiencies than existing facilities. Each project generally progressed in accordance with our expectations; however, start-up costs have been incurred and will likely persist throughout 2008. Based on our current plans and expectations, we believe that total capital expenditures for 2008 may reach $30 million.
  Forward-Looking Statements
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “plan,” “expect,” “hope,” or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments, and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including the strength of the economy, changes in the financial markets, slower than anticipated sales growth, the extent of operational efficiencies achieved, the success of new product introductions, price and product competition, and increases in energy and raw-material costs. Management believes these forward-looking statements to be reasonable; however, undue reliance should not be placed on such statements that are based on current expectations. We undertake no obligation to update such forward-looking statements. Specific influences relating to forward-looking statements are numerous, including the uncertainty regarding the effect or outcome of our decision to explore strategic alternatives among our nonfood operations. More detailed statements regarding significant events that could affect our financial results are included in our Annual Report on Form 10-K for the year ended June 30, 2007 filed with the Securities and Exchange Commission.
  Summary of 2008 Results
     The following is an overview of our consolidated operating results for the three months ended September 30, 2007. The prior-year results reflect the classification of the sold automotive operations as discontinued operations.
     Net sales for the three months ended September 30, 2007 increased 9% to approximately $285.6 million from the prior-year total of $262.1 million. This sales growth was driven by increased sales in all three operating segments. Gross margin increased 10%, as influenced by increased sales and beneficial pricing actions, to approximately $49.2 million from the prior-year comparable total of $44.6 million. Our manufacturing costs have been influenced by higher raw-material costs, especially for various key food commodities, such as soybean oil, flour, eggs and dairy-derived items. We were able to offset some of the higher raw-material costs through price increases. We currently expect these trends to also influence the results of our second quarter.

     Income from continuing operations for the current year was approximately $15.6 million or $.51 per diluted share, compared to $14.5 million, or $.45 per diluted share, in the prior year. Net income totaled approximately $13.8 million in 2007, or $.43 per diluted share, which was net of an after-tax loss from discontinued operations of approximately $0.7 million, or $.02 per diluted share. There was no impact of discontinued operations in the current quarter of 2008.
RESULTS OF CONSOLIDATED OPERATIONS
  Net Sales and Gross Margin

	Three Months Ended
	September 30
	2007	2006	Change
Net Sales
Specialty Foods	$184,789	$172,287	$12,502	7%
Glassware and Candles	59,169	54,506	4,663	9%
Automotive	41,612	35,271	6,341	18%

Total	$285,570	$262,064	$23,506	9%

Gross Margin	$49,171	$44,649	$4,522	10%

Gross Margin as a Percent of Sales	17.2%	17.0%

     Consolidated net sales for the first quarter increased 9%, reflecting gains in all three operating segments. The Specialty Foods segment sales increase occurred in both the retail and foodservice markets. The Glassware and Candles sales increase was primarily due to the disposition of inventory at our industrial glassware facility, which we are in the process of closing. Increases in original equipment manufacturer (“OEM”) sales were the major contributor to the increased sales in the Automotive segment.
     For the quarter ended September 30, 2007, net sales of the Specialty Foods segment totaled $184.8 million, an increase of 7% over the prior-year total of $172.3 million. The segment’s increased sales reflected higher retail and foodservice volumes and improved pricing. The retail increases occurred among numerous product lines, including frozen rolls, produce dressings and fruit and veggie dips. Retail sales also benefited from the incremental sales from Marshall Biscuit, which was acquired in June 2007. The foodservice increases occurred through broad foodservice growth.
     Net sales of the Glassware and Candles segment for the quarter ended September 30, 2007 totaled $59.2 million, a 9% increase from the prior-year total of $54.5 million. This increase was attributable to the disposition of industrial glass inventories at our closing Lancaster location, as well as higher candle volumes.
     Automotive segment net sales for the quarter ended September 30, 2007 totaled $41.6 million, an 18% increase from the prior-year total of $35.3 million. The segment’s increased sales reflected strong sales of aluminum accessories to OEMs for certain light-truck programs.
     As a percentage of sales, our consolidated gross margin for the three months ended September 30, 2007 was 17.2%, as compared to 17.0% achieved in the prior-year comparative period, as improved pricing and higher volumes helped to offset the burden of higher raw-material costs.
     In the Specialty Foods segment, gross margin percentages declined slightly for the quarter despite benefiting from the higher sales volumes and improvements in pricing. Significant factors adversely affecting margins were higher ingredient costs, such as for soybean oil, flour, eggs and dairy-derived products; competitive market conditions for frozen bread; higher depreciation and amortization; and start-up costs for our newly constructed frozen yeast roll manufacturing facility.
     Gross margin percentages in the Glassware and Candles segment improved significantly from the prior-year period. The current-year margins reflect the closing of our poorly performing industrial glass operation and somewhat improved candle pricing.
     Within our Automotive segment, gross margin percentages increased slightly due to greater sales volume and somewhat better pricing. Margins in this segment were challenged by continuing higher raw-material costs, particularly for aluminum, and higher obsolescence costs due to a planned reduction in items being sold in our aftermarket sector.

  Selling, General and Administrative Expenses

	Three Months Ended
	September 30
	2007	2006	Change
Selling, General and Administrative Expenses	$23,940	$22,203	$1,737	8%

SG&A Expenses as a Percent of Sales	8.4%	8.5%

     Consolidated selling, general and administrative costs of $23.9 million for the three months ended September 30, 2007 increased by 8% from the $22.2 million for the three months ended September 30, 2006, but were consistent as a percent of sales to the same period in the prior year. Also influencing this increase were greater project-related professional fees reported in our corporate segment.
  Restructuring and Impairment Charge
     In the third quarter of 2007, we announced our plan to close our industrial glass operation located in Lancaster, Ohio. The decision to close this operation resulted from continuing declines in sales volume and profitability. During 2007, we recorded a restructuring and impairment charge of approximately $3.5 million ($2.3 million after taxes) including $1.4 million recorded in cost of sales for the write-down of inventories. Production at the manufacturing facility was largely phased out by May 31, 2007. We anticipate that active business operations will effectively cease by the end of the calendar year upon the expected completion of certain sales and distribution activities, most of which were completed during this first quarter.
     During the three months ended September 30, 2007, we recorded an additional restructuring and impairment charge of approximately $0.2 million ($0.1 million after taxes), including less than $0.1 million recorded in cost of sales for the write-down of inventories, for costs incurred during that period. The majority of this quarter’s charge resulted in cash outlays and consisted of one-time termination benefits.
     The total estimated costs associated with this plant closure are expected to be between $5 and $7 million and include the above-noted costs and other costs associated with disposal-related activities. Total remaining cash expenditures are estimated to be approximately $3 million and are expected to occur over the balance of 2008.
     An analysis of the restructuring activity for the three months ended September 30, 2007 and the related liability recorded within the Glassware and Candles segment follows:

	Accrual at		2008	Accrual at
	June 30,	2008	Cash	September 30,
	2007	Charge	Outlays	2007
Restructuring and Impairment Charge
Employee Separation Costs	$266	$126	$(195)	$197
Other Costs	219	—	(13)	206

Subtotal	$485	126	$(208)	$403

Accelerated Depreciation		10
Inventory Write-Down		17

Total Restructuring and Impairment Charge		$153

     The restructuring accrual is located in accrued liabilities at September 30, 2007.

  Operating Income
     The foregoing factors contributed to consolidated operating income totaling $25.1 million for the three months ended September 30, 2007. These amounts represent an increase of 12% from the prior year. By segment, our operating income can be summarized as follows:

	Three Months Ended
	September 30
	2007	2006	Change
Operating Income
Specialty Foods	$23,774	$24,182	$(408)	(2)%
Glassware and Candles	2,413	(801)	3,214	401%
Automotive	1,441	563	878	156%
Corporate Expenses	(2,533)	(1,498)	(1,035)	69%

Total	$25,095	$22,446	$2,649	12%

Operating Income as a Percent of Sales
Specialty Foods	12.9%	14.0%
Glassware and Candles	4.1%	(1.5)%
Automotive	3.5%	1.6%
Consolidated	8.8%	8.6%
  Interest Expense
     Interest expense of approximately $1.0 million for the three months ended September 30, 2007 related to short-term borrowings for the period. There were no borrowings outstanding in the prior-year comparable period.
  Interest Income and Other — Net
     Interest income and other was approximately $0.2 million for the quarter ended September 30, 2007, as compared to approximately $0.4 million for the quarter ended September 30, 2006.
  Income from Continuing Operations Before Income Taxes
     As impacted by the factors discussed above, income from continuing operations before income taxes for the three months ended September 30, 2007 increased by $1.5 million to $24.3 million from the prior-year total of $22.8 million.
  Income from Continuing Operations
     First quarter income from continuing operations for 2008 of approximately $15.6 million increased from the preceding year’s income from continuing operations for the quarter of $14.5 million, as influenced by the factors noted above. Our effective tax rate of 35.9% for the three months ended September 30, 2007 decreased from the prior-year rate of 36.5% due to a higher level of the qualified production activities deduction slightly offset by lower tax-exempt interest income.
     Income from continuing operations per share for the first quarter of 2008 totaled $.51 per basic and diluted share, as compared to $.45 per basic and diluted share recorded in the prior year. This amount was influenced by our share repurchase program, which contributed to a nearly 5% year-over-year reduction in weighted average shares outstanding.
  Discontinued Operations
     Loss from discontinued operations, net of tax, totaled approximately $0.7 million for the three months ended September 30, 2006, or approximately $.02 per basic and diluted share. There was no impact of discontinued operations in the current quarter of 2008.

  Net Income
     First quarter net income for 2008 of approximately $15.6 million increased from the preceding year’s net income for the quarter of $13.8 million, as influenced by the factors noted above. Net income per share for the first quarter of 2008 totaled approximately $.51 per basic and diluted share, as compared to $.43 per basic and diluted share recorded in the prior year.
FINANCIAL CONDITION
     The prior-year cash flows reflect the classification of the sold Automotive operations as discontinued operations.
     For the three months ended September 30, 2007, net cash provided by operating activities from continuing operations totaled approximately $2.6 million as compared to $7.6 million in the prior-year period. The decrease results primarily from comparatively unfavorable relative changes in working capital components, including the extent of increased receivables from higher sales in 2008. The increase in receivables since June 2007 primarily relates to seasonal influences on sales within the Glassware and Candles segment.
     Cash used in investing activities from continuing operations for the three months ended September 30, 2007 was approximately $9.1 million, compared to $25.6 million provided by investing activities in the prior year. The primary difference results from the relative change in net short-term investments.
     Cash provided by financing activities from continuing operations for the three months ended September 30, 2007 of approximately $12.6 million increased from the prior-year cash use of $25.7 million due primarily to the net change in short-term borrowings, as partially offset by an increase in treasury share repurchases. At September 30, 2007, approximately 2,772,000 shares remain authorized for future buyback under the existing buyback program.
     On October 5, 2007, we entered into a new unsecured revolving credit facility, which replaced the credit facility existing on September 30, 2007. Under the new facility, we may borrow up to a maximum of $160 million at any one time, with potential to expand the total credit availability to $260 million based on consent of the issuing bank and certain other conditions. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. Loans may be used for general corporate purposes.
     We believe that internally generated funds, our existing aggregate balances in cash and cash equivalents, in addition to our currently available bank credit arrangements, should be adequate to meet our foreseeable cash requirements.
CONTRACTUAL OBLIGATIONS
     We have various contractual obligations, which are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of September 30, 2007 and future minimum lease payments for the use of property and equipment under operating lease agreements. There have been no significant changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007.
     We anticipate that significant disbursements will largely be made before the second quarter ends related to the early withdrawal of accumulated benefits (i.e., lump sum payouts) from a defined benefit plan associated with a disposed automotive operation sold in June 2007. As a result, we expect a significant pension settlement charge to be recorded in the second quarter. While currently available information is not sufficient to allow for a reasonable estimation of the noncash charge, the associated unrecognized losses deferred in accordance with accounting guidance exceeded $3 million at September 30, 2007. The actual amount of the settlement loss will be based upon current pension assumptions (e.g., discount rate) at the time of remeasurement.

CRITICAL ACCOUNTING POLICIES
     There have been no changes in critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that SFAS 157 will have on our financial position or results of operations.
RECENTLY ADOPTED ACCOUNTING STANDARDS
     Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Upon adoption, we recognized a decrease to retained earnings of approximately $1.2 million to increase our tax contingency reserves for uncertain tax positions. The gross tax contingency reserve at the time of adoption was approximately $2.4 million and consisted of unrecognized tax liabilities of approximately $1.5 million, and penalties and interest of approximately $0.9 million. At September 30, 2007, the tax contingency reserves were not materially different than at adoption. We do not have any unrecognized tax benefits for uncertain tax positions. In accordance with FIN 48, uncertain tax positions have been classified in the Consolidated Balance Sheet as long-term since payment is not expected to occur within the next 12 months. As of September 30, 2007, the long-term portion of uncertain tax positions was approximately $2.3 million. We expect that the amount of uncertain tax positions will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to uncertain tax positions in income tax expense.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed under Item 1A in our June 30, 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) In both August 2007 and May 2006, our Board of Directors approved share repurchase authorizations of 2,000,000 shares, of which approximately 2,772,000 shares remain authorized for future repurchases at September 30, 2007. In the first quarter, we made the following repurchases of our common stock:

			Total Number	Maximum Number
	Total	Average	of Shares	of Shares That May
	Number	Price	Purchased as	Yet be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plans or
Period	Purchased	Share	Announced Plans	Programs
July 1-31, 2007	267,220	$41.28	267,220	1,077,517
August 1-31, 2007	210,215	$40.69	210,215	2,867,302
September 1-30, 2007	95,273	$38.44	95,273	2,772,029

Total	572,708	$40.59	572,708	2,772,029

     These share repurchase authorizations do not have a stated expiration date.
Item 6. Exhibits. See Index to Exhibits following Signatures.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation

(Registrant)

Date: November 7, 2007	By:	/s/ John B. Gerlach, Jr.

John B. Gerlach, Jr. Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 7, 2007	By:	/s/ John L. Boylan

John L. Boylan Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2007
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith