Form 10-Q
period 2007-12-31
LANCASTER COLONY CORP
filed 2008-02-11
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).      Yes ☐      No ☑
     As of January 31, 2008, there were approximately 29,238,000 shares of Common Stock, without par value per share, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31	June 30
(Amounts in thousands, except share data)	2007	2007

ASSETS
Current Assets:
Cash and equivalents	$4,464	$8,318
Receivables (less allowance for doubtful accounts, December – $836 and June – $916)	93,805	92,635
Inventories:
Raw materials	38,164	40,358
Finished goods and work in process	89,962	109,359

Total inventories	128,126	149,717
Deferred income taxes and other current assets	27,830	28,241

Total current assets	254,225	278,911

Property, Plant and Equipment:
Land, buildings and improvements	164,720	162,276
Machinery and equipment	274,328	350,357

Total cost	439,048	512,633
Less accumulated depreciation	240,630	304,202

Property, plant and equipment – net	198,418	208,431

Other Assets:
Goodwill	89,590	89,590
Other intangible assets – net	12,423	13,111
Other noncurrent assets	7,964	8,454

Total	$562,620	$598,497

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term bank loans	$—	$42,500
Accounts payable	43,809	48,423
Accrued liabilities	44,113	50,867

Total current liabilities	87,922	141,790

Long-Term Debt	47,600	—

Other Noncurrent Liabilities	16,606	10,702

Deferred Income Taxes	827	1,696

Shareholders’ Equity:
Preferred stock – authorized 3,050,000 shares; outstanding – none
Common stock – authorized 75,000,000 shares; outstanding – December 31, 2007 – 29,508,464 shares; June 30, 2007 – 30,748,390 shares	81,937	81,665
Retained earnings	951,280	937,376
Accumulated other comprehensive loss	(4,178)	(5,167)
Common stock in treasury, at cost	(619,374)	(569,565)

Total shareholders’ equity	409,665	444,309

Total	$562,620	$598,497

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2007	2006	2007	2006

Net Sales	$305,612	$292,332	$591,182	$554,396

Cost of Sales	258,023	237,405	494,422	454,820

Gross Margin	47,589	54,927	96,760	99,576

Selling, General and Administrative Expenses	24,080	23,658	48,020	45,861

Restructuring and Impairment Charge	46	—	182	—

Operating Income	23,463	31,269	48,558	53,715

Other Income (Expense):
Interest Expense	(966)	(13)	(1,924)	(13)
Other Income – Continued Dumping and Subsidy Offset Act	2,533	699	2,533	699
Interest Income and Other – Net	255	191	417	553

Income from Continuing Operations Before Income Taxes	25,285	32,146	49,584	54,954

Taxes Based on Income	9,287	11,786	18,016	20,104

Income from Continuing Operations	15,998	20,360	31,568	34,850

Loss from Discontinued Operations, Net of Tax	—	(2,531)	—	(3,240)

Net Income	$15,998	$17,829	$31,568	$31,610

Income Per Common Share from Continuing Operations:
Basic and Diluted	$.54	$.64	$1.05	$1.09

Loss Per Common Share from Discontinued Operations:
Basic and Diluted	$—	$(.08)	$—	$(.10)

Net Income Per Common Share:
Basic and Diluted	$.54	$.56	$1.05	$.99

Cash Dividends Per Common Share	$.28	$.27	$.55	$.53

Weighted Average Common Shares Outstanding:
Basic	29,855	31,735	30,133	31,827
Diluted	29,860	31,770	30,140	31,853
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31
(Amounts in thousands)	2007	2006

Cash Flows From Operating Activities:
Net income	$31,568	$31,610
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	3,240
Depreciation and amortization	15,027	14,281
Deferred income taxes and other noncash changes	609	(750)
Restructuring and impairment charge	(129)	—
Gain on sale of property	(149)	(36)
Loss (gain) on sale of business	5,705	(8)
Pension plan activity	2,638	(173)
Changes in operating assets and liabilities:
Receivables	(9,332)	(15,094)
Inventories	9,985	13,393
Other current assets	(1,745)	(2,695)
Accounts payable and accrued liabilities	1,966	(1,234)

Net cash provided by operating activities from continuing operations	56,143	42,534

Cash Flows From Investing Activities:
Payments on property additions	(12,430)	(23,090)
Net proceeds from sale of property	217	54
Net proceeds from sale of business	19,817	8
Proceeds from short-term investment sales, calls and maturities	—	35,765
Other – net	(1,644)	(639)

Net cash provided by investing activities from continuing operations	5,960	12,098

Cash Flows From Financing Activities:
Net repayment of $100 million credit facility	(42,500)	—
Proceeds from debt	96,104	—
Payments on debt	(48,504)	—
Purchase of treasury stock	(49,809)	(28,350)
Payment of dividends	(16,489)	(16,808)
Proceeds from the exercise of stock options	188	2,532
Decrease in cash overdraft balance	(4,949)	(6,521)

Net cash used in financing activities from continuing operations	(65,959)	(49,147)

Cash Flows From Discontinued Operations:
Net cash used in operating activities from discontinued operations	—	(718)
Net cash used in investing activities from discontinued operations	—	(4)

Net cash used in discontinued operations	—	(722)

Effect of exchange rate changes on cash	2	(12)

Net change in cash and equivalents	(3,854)	4,751
Cash and equivalents at beginning of year	8,318	6,050

Cash and equivalents at end of period	$4,464	$10,801

Supplemental Disclosure Of Operating Cash Flows:
Cash paid during the period for income taxes	$15,506	$20,401

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
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at December 31, 2007 and 2006 were approximately $0.3 million and $0.6 million, respectively. These purchases, less the preceding June 30 balances, have been excluded from the property additions in the Consolidated Statements of Cash Flows.
Significant Accounting Policies
     There were no changes to our Significant Accounting Policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007.
Note 2 – Business Divestiture
     In November 2007, as part of our strategic alternative review of nonfood operations, we sold most of the consumer and floral glass operating assets of our Indiana Glass Company and E. O. Brody Company subsidiaries for gross proceeds of approximately $21.5 million. This cash transaction resulted in a pretax loss of approximately $5.7 million, which is recorded in cost of sales and includes an estimated net working capital adjustment that is subject to review and agreement between the buyer and the seller. These businesses are included in our Glassware and Candles segment and had net sales of approximately $53 million during the fiscal year ended June 30, 2007.
     As part of the sale, we entered into a non-exclusive, three-year supply agreement with the buyer for certain glassware products that our candle operations continue to use. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and related accounting guidance, the financial results of these operations do not meet the criteria for classification as discontinued operations and, therefore, have been included in continuing operations for all periods presented.
Note 3 – Impact of Recently Issued Accounting Standards
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement is effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact, if any, that SFAS 141R will have on our financial position or results of operations.
     Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact, if any, that SFAS 160 will have on our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 159 will have on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement is effective as of the beginning of our 2009 fiscal year; however, the FASB has proposed a one-year deferral of the adoption of the standard as it relates to nonfinancial assets and liabilities. We are currently evaluating the impact that SFAS 157 will have on our financial position or results of operations.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on July 1, 2007. See further discussion in Note 10.
Note 4 – Goodwill and Other Intangible Assets
     Goodwill attributable to the Specialty Foods segment was approximately $89.6 million at December 31, 2007 and June 30, 2007.
     The following table summarizes our identifiable other intangible assets by segment as of December 31, 2007 and June 30, 2007:

	December 31	June 30
	2007	2007

Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(154)	(149)

Net Carrying Value	$216	$221

Customer Relationships (12-15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(1,713)	(1,233)

Net Carrying Value	$11,307	$11,787

Non-compete Agreements (5-8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(640)	(531)

Net Carrying Value	$900	$1,009

Glassware and Candles – Customer Lists (12-year life)
Gross carrying value	$—	$250
Accumulated amortization	—	(156)

Net Carrying Value	$—	$94

Total Net Carrying Value	$12,423	$13,111

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
     Amortization expense relating to these assets was approximately $0.3 million and $0.6 million for the three and six months ended December 31, 2007, respectively, as compared to approximately $0.1 million and $0.3 million in the corresponding periods of the prior year. Total annual amortization expense is estimated to be approximately $1.2 million for each of the next three years, $1.1 million for the fourth year and $0.9 million for the fifth year.
     Customer lists previously reported in the Glassware and Candles segment were sold with the business divestiture discussed in Note 2. These customer lists had a net carrying value of approximately $0.1 million at the date of the sale.
Note 5 – Long-Term Debt
     At June 30, 2007, we had an unsecured revolving credit facility under which we could borrow up to $100 million. The facility was to expire in February 2008, but was replaced with a new facility in October, as discussed further below. At June 30, 2007, we were in compliance with all provisions and covenants of the facility, and we had $42.5 million outstanding under the facility with a weighted average interest rate of 5.615%.
     At December 31, 2007, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on consent of the issuing bank and certain other conditions. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. Loans may be used for general corporate purposes. At December 31, 2007, we were in compliance with all applicable provisions and covenants, and we had $47.6 million outstanding under the facility with a weighted average interest rate of 5.29%. We paid approximately $1.0 million and $1.9 million of interest for the three and six months ended December 31, 2007. Based on the long-term nature of this facility and in accordance with generally accepted accounting principles, we have classified the outstanding balance at December 31, 2007 as long-term debt.
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
     The following table discloses net periodic benefit cost for our pension plans:

	Three Months		Six Months
	Ended		Ended
	December 31		December 31
	2007	2006	2007	2006

Components of net periodic benefit cost
Service cost	$39	$127	$78	$254
Interest cost	647	632	1,294	1,264
Expected return on plan assets	(805)	(748)	(1,610)	(1,496)
SFAS 88 settlement charge	2,972	351	2,972	351
Amortization of unrecognized net loss	43	65	86	130
Amortization of prior service cost	26	61	52	122
Amortization of unrecognized net obligation existing at transition	1	1	2	2

Net periodic benefit cost	$2,923	$489	$2,874	$627

     The above-noted net periodic benefit cost for the three and six months ended December 31, 2006 included approximately $0.5 million and $0.6 million, respectively, of costs that are presented in discontinued operations because those costs related to the discontinued businesses.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
     In the second quarter of 2008 and 2007, one of our plans experienced lump sum payments that exceeded the plan’s annual service and interest costs. This resulted in an accelerated recognition of plan costs of approximately $3.0 million and $0.4 million for the three and six months ended December 31, 2007 and 2006, respectively, as required under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88). The December 31, 2007 charge was included in continuing operations in our Corporate segment because the costs are related to the retained liabilities of the sold companies. The December 31, 2006 charge was presented in discontinued operations because those costs related to the discontinued businesses.
     For the three and six months ended December 31, 2007, we made approximately $0.1 million and $0.2 million in contributions to our pension plans, respectively. We expect to make approximately $0.6 million more in contributions to our pension plans during the remainder of 2008.
Note 7 – Postretirement Benefits
     We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
     The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months		Six Months
	Ended		Ended
	December 31		December 31
	2007	2006	2007	2006

Components of net periodic benefit cost
Service cost	$7	$25	$13	$58
Interest cost	57	92	115	198
Amortization of unrecognized net loss	—	21	—	53
Amortization of prior service asset	(1)	(2)	(2)	(4)
SFAS 88 curtailment benefit	—	(9)	—	(9)

Net periodic benefit cost	$63	$127	$126	$296

     The above-noted net periodic benefit cost for the three and six months ended December 31, 2006 included less than $0.1 million and approximately $0.1 million, respectively, of costs that are presented in discontinued operations because those benefit costs related to the discontinued businesses.
     For the three and six months ended December 31, 2007, we made less than $0.1 million and approximately $0.1 million in contributions to our postretirement medical and life insurance benefit plans, respectively. We expect to make approximately $0.2 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2008.
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
     Our shareholders approved the adoption of the Lancaster Colony Corporation 2005 Stock Plan (“the 2005 Plan”) at our 2005 Annual Meeting of Shareholders. This plan reserved 2,000,000 common shares for issuance to our employees and directors, and all options that will be granted under the plan will be exercisable at prices not less than fair market value as of the date of the grant.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
Stock Options
     Under SFAS 123R, we calculate fair value of option grants using the Black-Scholes option-pricing model. Assumptions used in the model for the prior-year grants are described in our Annual Report on Form 10-K for the year ended June 30, 2007. Total compensation cost related to share-based payment arrangements for the three and six months ended December 31, 2007 and 2006 was less than $0.1 million. These amounts were reflected in Selling, General and Administrative Expenses and have been allocated to each segment appropriately. No initial tax benefits are recorded for these compensation costs because they relate to incentive stock options that do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     During the three and six months ended December 31, 2007, we received approximately $0.2 million in cash from the exercise of stock options, as compared to approximately $0.3 million and $2.4 million in the corresponding periods of the prior year. The aggregate intrinsic value of these options was less than $0.1 million for the three and six months ended December 31, 2007, as compared to less than $0.1 million and approximately $0.4 million for the three and six months ended December 31, 2006, respectively. A related tax benefit of less than $0.1 million was recorded in the three and six months ended December 31, 2007, as compared to less than $0.1 million and approximately $0.1 million in the corresponding periods of the prior year. These tax benefits were included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefits include less than $0.1 million of gross windfall tax benefits for the three and six months ended December 31, 2007 and 2006.
     There were no grants of stock options in the six months ended December 31, 2007 and 2006.
     The following summarizes the activity relating to stock options granted under the 1995 Plan mentioned above for the six months ended December 31, 2007:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding stock options vested and expected to vest at beginning of period	361,500	$40.42
Exercised	(5,000)	37.23
Granted	—	—
Forfeited	(17,150)	40.72

Outstanding stock options vested and expected to vest at end of period	339,350	$40.45	1.69	$208

Exercisable and vested stock options at end of period	331,563	$40.43	1.68	$208

     The following summarizes the status of, and changes to, unvested options during the six months ended December 31, 2007:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested stock options at beginning of period	7,787	$8.14
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested stock options at end of period	7,787	$8.14

     At December 31, 2007, there was less than $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1995 Plan. This cost is expected to be recognized over a weighted-average period of one year.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
Restricted Stock
     On November 19, 2007, we granted a total of 3,500 shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan discussed above. The restricted stock had a grant date fair value of approximately $0.1 million based on a per share closing stock price of $38.14. This restricted stock vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock are held in escrow and will be paid to the directors at the time the stock vests. Compensation expense related to the restricted stock award will be recognized over the requisite service period. An additional 3,500 shares of restricted stock that were granted to our seven nonemployee directors on November 20, 2006 vested during the second quarter of 2008, and the directors were paid the related dividends that had been held in escrow.
     The following summarizes the activity related to restricted stock transactions for the six-month period ended December 31, 2007:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested restricted stock at beginning of period	3,500	$42.70
Granted	3,500	38.14
Vested	(3,500)	42.70
Forfeited	—	—

Unvested restricted stock at end of period	3,500	$38.14

     Compensation expense of less than $0.1 million and approximately $0.1 million was recorded for the three and six months ended December 31, 2007, respectively, in Selling, General and Administrative Expenses, as compared to less than $0.1 million in the corresponding periods of the prior year. A tax benefit of less than $0.1 million was recorded for the three and six months ended December 31, 2007 and 2006 related to this restricted stock.
     At December 31, 2007, there was approximately $0.1 million of unrecognized compensation expense that will be recognized over a weighted average period of .9 years.
Note 9 – Restructuring and Impairment Charge
     In the third quarter of 2007, we announced our plan to close our industrial glass operation located in Lancaster, Ohio. During 2007, we recorded a restructuring and impairment charge of approximately $3.5 million ($2.3 million after taxes) including $1.4 million recorded in cost of sales for the write-down of inventories. Active business operations are expected to effectively cease for this operation in the near future.
     During the three and six months ended December 31, 2007, we recorded an additional restructuring and impairment charge of less than $0.1 million and approximately $0.2 million ($0.1 million after taxes), respectively, including less than $0.1 million recorded in cost of sales for the write-down of inventories during the first quarter, for costs incurred during these periods. The majority of these charges resulted in cash outlays and consisted of one-time termination benefits.
     The total costs associated with this plant closure are expected to be between $5 and $7 million and include the above-noted costs and other costs associated with future real property disposal-related activities. Total remaining cash expenditures are estimated to be approximately $3 million and are expected to occur over the balance of calendar 2008.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
     An analysis of the restructuring activity for the six months ended December 31, 2007 and the related liability recorded within the Glassware and Candles segment follows:

	Accrual at		2008	Accrual at
	June 30,	2008	Cash	December 31,
	2007	Charge	Outlays	2007

Restructuring and Impairment Charge
Employee Separation Costs	$266	$172	$(271)	$167
Other Costs	219	—	(35)	184

Subtotal	$485	172	$(306)	$351

Accelerated Depreciation		10
Inventory Write-Down		17

Total Restructuring and Impairment Charge		$199

     The restructuring accrual is located in accrued liabilities at December 31, 2007.
Note 10 – Income Taxes
     Effective July 1, 2007, we adopted the provisions of FIN 48. Upon adoption, we recognized a decrease to retained earnings of approximately $1.2 million to increase our tax contingency reserves for uncertain tax positions. The gross tax contingency reserve at the time of adoption was approximately $2.4 million and consisted of unrecognized tax liabilities of approximately $1.5 million and penalties and interest of approximately $0.9 million. At December 31, 2007, the tax contingency reserves were not materially different than at adoption. We do not have any unrecognized tax benefits for uncertain tax positions. In accordance with FIN 48, uncertain tax positions have been classified in the Consolidated Balance Sheet as long-term since payment is not expected to occur within the next 12 months. As of December 31, 2007, the long-term portion of uncertain tax positions was approximately $2.4 million. While the amount of uncertain tax positions may change within the next 12 months, we do not anticipate any significant effects on our financial position or results of operations. We recognize interest and penalties related to uncertain tax positions in income tax expense.
Note 11 – Business Segment Information
     The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2007 consolidated financial statements and excludes the results of the sold Automotive operations, which are classified as discontinued:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006

Net Sales
Specialty Foods	$215,150	$192,594	$399,939	$364,881
Glassware and Candles	54,297	70,581	113,466	125,087
Automotive	36,165	29,157	77,777	64,428

Total	$305,612	$292,332	$591,182	$554,396

Operating Income
Specialty Foods	$28,309	$30,769	$52,083	$54,951
Glassware and Candles	(780)	3,923	1,633	3,122
Automotive	1,116	(1,429)	2,557	(866)
Corporate Expenses	(5,182)	(1,994)	(7,715)	(3,492)

Total	$23,463	$31,269	$48,558	$53,715

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands, except share and per share data)
Note 12 – Commitments and Contingencies
     In addition to the items discussed below, at December 31, 2007, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
     We received a distribution of approximately $2.5 million from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) in the second quarter of 2008, as compared to a distribution of approximately $0.7 million in the corresponding period of 2007. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected by the U.S. government on those products. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007, although certain amounts collected prior to this date may not become disbursed until subsequent years. However, the U.S. Court of International Trade (“CIT”) ruled unconstitutional, in two separate cases, CDSOA’s procedures for determining eligibility for distributions. Both cases are ongoing, and we do not expect that the CIT’s decisions will be finalized until the appeals process has been exhausted. Other cases challenging the constitutionality of CDSOA are pending before the CIT, most of which have been assigned to a panel of three CIT judges and consolidated or stayed. The ultimate resolution of the pending litigation, its timing and what, if any, effects the litigation will have on our financial results or receipt of future CDSOA distributions is uncertain. In addition to the CIT rulings, there are a number of other factors that can affect whether we receive any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential changes in the law, other ongoing or potential legal challenges to the law and the administrative operation of the law.
     Certain of our automotive accessory products carry explicit limited warranties that extend from 12 months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of December 31, 2007 and June 30, 2007 is immaterial to our financial position, and the change in the accrual for the current quarter of 2008 is immaterial to our results of operations and cash flows.
Note 13 – Comprehensive Income
     Total comprehensive income for the three and six months ended December 31, 2007 was approximately $16.9 million and $32.6 million, respectively. Total comprehensive income for the three and six months ended December 31, 2006 was approximately $17.3 million and $31.1 million, respectively. The December 31, 2007 comprehensive income consists of net income, foreign currency translation adjustments and pension amortization. The December 31, 2006 comprehensive income consists of net income, a minimum pension liability adjustment and foreign currency translation adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollars in thousands)
OVERVIEW
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three and six months ended December 31, 2007 and our financial condition as of December 31, 2007. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2008 refers to fiscal 2008, which is the period from July 1, 2007 to June 30, 2008. In the discussion that follows, we analyze the results of our operations for the three and six months ended December 31, 2007, including the trends in our overall business, followed by a discussion of our financial condition.
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
     We have seen our growth in recent years come from our Specialty Foods segment. As we focus more on opportunities presented by our Specialty Foods segment, we continue to review, as previously disclosed, various alternatives with respect to our nonfood operations. In 2008, we sold most of our consumer and floral glass operating assets. In 2007, we sold substantially all of the operating assets of our automotive accessory division based in Coshocton, Ohio and LaGrange, Georgia, as well as our automotive accessory division based in Wapakoneta, Ohio. The results of the sold automotive operations have been presented as discontinued operations in all prior periods presented. During 2007, we also initiated closure activities at our industrial glass operation located in Lancaster, Ohio. Similar actions may occur in the future, as we continue to review our alternatives for the remaining nonfood operations with the assistance of outside financial advisors. Should our continuing review result in additional divestitures, closures or other forms of restructuring of any of our operations, we could incur significant charges. We expect to conclude our review by the end of fiscal 2008.
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
     We have made substantial capital investments to support our existing food operations and future growth opportunities. In 2007, we began production activities at a newly constructed dressing facility located in Kentucky. Since 2006, we have invested over $45 million in this facility. During 2007, we also commenced and largely completed construction of an adjacent facility for the manufacture of frozen yeast rolls. This facility required a slightly smaller total investment and began operation in early 2008. Both projects will help accommodate potential future sales growth and also provide greater manufacturing efficiencies than existing facilities. Based on our current plans and expectations, we believe that our total companywide capital expenditures for 2008 may reach $25 million.
Forward-Looking Statements
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “plan,” “expect,” “hope,” or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including the strength of the economy, changes in the financial markets, slower than anticipated sales growth, the extent of operational efficiencies achieved, the success of new product introductions, price and product competition, and increases in energy and raw-material costs. Management believes these forward-looking statements to be reasonable; however, undue reliance should not be placed on such statements that are based on current expectations. We undertake no obligation to update such forward-looking statements. Specific influences relating to forward-looking statements are numerous, including the uncertainty regarding the effect or outcome of our decision to explore strategic alternatives among our nonfood operations. More detailed statements regarding significant events that could affect our financial results are included in our Annual Report on Form 10-K for the year ended June 30, 2007, as filed with the Securities and Exchange Commission.
Summary of 2008 Results
     The following is an overview of our consolidated operating results for the three and six months ended December 31, 2007. The prior-year results reflect the classification of the sold automotive operations as discontinued operations.
     Net sales for the second quarter ended December 31, 2007 increased 5% to approximately $305.6 million from the prior-year total of $292.3 million. This sales growth was driven by increased sales in the Specialty Foods and Automotive segments. The November 2007 sale of our consumer and floral glass operations contributed to the decline in sales of the Glassware and Candles segment. Gross margin decreased 13% to approximately $47.6 million from the prior-year second quarter total of $54.9 million, as influenced by the loss on the sale of the glass businesses and a pension settlement charge. Our manufacturing costs have been influenced by higher raw-material costs, especially for various key food ingredients, such as soybean oil, flour, eggs and dairy-derived items. We were able to offset some of the higher commodity costs through price increases. We currently expect these trends to also influence the results of our third quarter. Income from continuing operations for the current-year second quarter was approximately $16.0 million, or $.54 per diluted share, compared to $20.4 million, or $.64 per diluted share, in the comparable period of 2007. Net income for the three months ended December 31, 2007 also totaled approximately $16.0 million, or $.54 per diluted share. Net income totaled approximately $17.8 million for the three months ended December 31, 2006, or $.56 per diluted share, which was net of an after-tax loss from discontinued operations of approximately $2.5 million, or $.08 per diluted share. There was no impact of discontinued operations in the current quarter of 2008.
     Year-to-date net sales for the period ended December 31, 2007 increased 7% to approximately $591.2 million from the prior year-to-date total of $554.4 million. Gross margin decreased to approximately $96.8 million from the prior year-to-date total of $99.6 million. Income from continuing operations for the current year-to-date period was approximately $31.6 million or $1.05 per diluted share, compared to $34.9 million, or $1.09 per diluted share, in the prior year. Net income for the six months ended December 31, 2007 also totaled approximately $31.6 million, or $1.05 per diluted share. Net income totaled approximately $31.6 million in the six months ended December 31, 2006, or $.99 per diluted share, which was net of an after-tax loss from discontinued operations of approximately $3.2 million, or $.10 per diluted share. There was no impact of discontinued operations in the six months ended December 31, 2007.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended				Six Months Ended
	December 31				December 31
	2007	2006	Change		2007	2006	Change

Net Sales
Specialty Foods	$215,150	$192,594	$22,556	12%	$399,939	$364,881	$35,058	10%
Glassware and Candles	54,297	70,581	(16,284)	(23)%	113,466	125,087	(11,621)	(9)%
Automotive	36,165	29,157	7,008	24%	77,777	64,428	13,349	21%

Total	$305,612	$292,332	$13,280	5%	$591,182	$554,396	$36,786	7%

Gross Margin	$47,589	$54,927	$(7,338)	(13)%	$96,760	$99,576	$(2,816)	(3)%

Gross Margin as a Percent of Sales	15.6%	18.8%			16.4%	18.0%

     Consolidated net sales for the second quarter increased 5%, reflecting 12% growth in sales of the Specialty Foods segment and 24% growth in sales of the Automotive segment, as partially offset by lower sales in the Glassware and Candles segment. The Specialty Foods segment sales increase occurred in both the retail and foodservice markets. Increases in original equipment manufacturer (“OEM”) sales were the major contributor to the increased sales in the Automotive segment. The decrease in sales of the Glassware and Candles segment is primarily attributable to the sale of our consumer and floral glass operations in November 2007 and softer candle sales during the key holiday season.
     For both the quarter and six months ended December 31, 2007, net sales of the Specialty Foods segment benefited from greater retail and foodservice volumes, as well as somewhat improved pricing. The retail increases occurred among numerous product lines, including frozen rolls, produce dressings, veggie dips and croutons. Retail sales in the current year also benefited from the incremental sales from Marshall Biscuit, which was acquired in June 2007. In the second quarter of fiscal 2006, sales were adversely affected by consumer food safety concerns regarding fresh produce, indirectly affecting sales of related products such as our retail produce dressings and vegetable dips. The foodservice increases occurred generally through broad foodservice growth and improved pricing.
     The decline in net sales of the Glassware and Candles segment for both the quarter and six months ended December 31, 2007 was influenced by the sale of our consumer and floral glass operations in November 2007, as well as the earlier closure of our industrial glassware facility. Net sales attributable to these divested and closed operations totaled $7.6 million and $14.6 million for the three months ended December 31, 2007 and 2006 and $22.3 million and $27.4 million for the respective six-month periods then ended. Candle sales were also softer during the second quarter holiday season, as influenced by certain seasonal programs that were not repeated in 2007 and lackluster retail demand.
     Automotive segment net sales increased for both the 2008 periods presented due to stronger sales of aluminum accessories to OEMs. The prior-year sales volume was also adversely affected by production curtailments implemented by OEM customers, primarily in the year-ago second quarter.
     As a percentage of sales, our consolidated gross margin for the three and six months ended December 31, 2007 was 15.6% and 16.4%, respectively, as compared to 18.8% and 18.0% achieved in the prior-year comparative periods, as influenced by the $5.7 million loss recorded in cost of sales on the sale of our consumer and floral glass operations, much higher key-ingredient costs and a $3.0 million pension settlement charge that was recorded in our Corporate segment.
     In the Specialty Foods segment, gross margin percentages declined in both the quarter and six months of 2008 despite benefiting from the higher sales volumes and improvements in pricing. Significant factors adversely affecting margins were higher ingredient costs, such as for soybean oil, flour, eggs and dairy-derived products; competitive market conditions for frozen bread; higher depreciation and amortization; and start-up costs for our newly constructed frozen yeast roll manufacturing facility. It is estimated that the impact of higher raw-material costs adversely affected costs by more than $10 million and $20 million for the comparative three and six-month periods, respectively.
     Gross margin percentages in the Glassware and Candles segment declined from the prior-year period primarily due to the loss on the sale of our consumer and floral glass operations.
     Within our Automotive segment, gross margin percentages increased due to the greater sales volume, somewhat better pricing and improved operating efficiencies.

	Three Months Ended				Six Months Ended
	December 31				December 31
	2007	2006	Change		2007	2006	Change

Selling, General and Administrative Expenses	$24,080	$23,658	$422	2%	$48,020	$45,861	$2,159	5%

SG&A Expenses as a Percent of Sales	7.9%	8.1%			8.1%	8.3%

     Consolidated selling, general and administrative costs of $24.1 million and $48.0 million for the three and six months ended December 31, 2007 increased by 2% and 5%, respectively, from the $23.7 million and $45.9 million incurred for the three and six months ended December 31, 2006. Current year selling, general and administrative expenses include greater project-related professional fees reported in our corporate segment. As a percentage of sales, the selling general and administrative costs are lower than the prior-year quarter or year-to-date periods.
Restructuring and Impairment Charge
     In the third quarter of 2007, we announced our plan to close our industrial glass operation located in Lancaster, Ohio. During 2007, we recorded a restructuring and impairment charge of approximately $3.5 million ($2.3 million after taxes) including $1.4 million recorded in cost of sales for the write-down of inventories. Active business operations are expected to effectively cease for this operation in the near future.
     During the three and six months ended December 31, 2007, we recorded an additional restructuring and impairment charge of less than $0.1 million and approximately $0.2 million ($0.1 million after taxes), respectively, including less than $0.1 million recorded in cost of sales for the write-down of inventories during the first quarter, for costs incurred during these periods. The majority of these charges resulted in cash outlays and consisted of one-time termination benefits.
     The total costs associated with this plant closure are expected to be between $5 and $7 million and include the above-noted costs and other costs associated with future real property disposal-related activities. Total remaining cash expenditures are estimated to be approximately $3 million and are expected to occur over the balance of calendar 2008.

     An analysis of the restructuring activity for the six months ended December 31, 2007 and the related liability recorded within the Glassware and Candles segment follows:

	Accrual at		2008	Accrual at
	June 30,	2008	Cash	December 31,
	2007	Charge	Outlays	2007

Restructuring and Impairment Charge
Employee Separation Costs	$266	$172	$(271)	$167
Other Costs	219	—	(35)	184

Subtotal	$485	172	$(306)	$351

Accelerated Depreciation		10
Inventory Write-Down		17

Total Restructuring and Impairment Charge		$199

     The restructuring accrual is located in accrued liabilities at December 31, 2007.
Operating Income
     The foregoing factors contributed to consolidated operating income totaling $23.5 million and $48.6 million for the three and six months ended December 31, 2007, respectively. These amounts represent decreases of 25% and 10% from the corresponding periods of the prior year. By segment, our operating income can be summarized as follows:

	Three Months Ended				Six Months Ended
	December 31				December 31
	2007	2006	Change		2007	2006	Change

Operating Income

Specialty Foods	$28,309	$30,769	$(2,460)	(8)%	$52,083	$54,951	$(2,868)	(5)%
Glassware and Candles	(780)	3,923	(4,703)	(120)%	1,633	3,122	(1,489)	(48)%
Automotive	1,116	(1,429)	2,545	178%	2,557	(866)	3,423	395%
Corporate Expenses	(5,182)	(1,994)	(3,188)	160%	(7,715)	(3,492)	(4,223)	121%

Total	$23,463	$31,269	$(7,806)	(25)%	$48,558	$53,715	$(5,157)	(10)%

Operating Income as a Percent of Sales

Specialty Foods	13.2%	16.0%			13.0%	15.1%
Glassware and Candles	(1.4)%	5.6%			1.4%	2.5%
Automotive	3.1%	(4.9)%			3.3%	(1.3)%
Consolidated	7.7%	10.7%			8.2%	9.7%
Interest Expense
     Interest expense of approximately $1.0 million and $1.9 million for the three and six months ended December 31, 2007, respectively, related to borrowings during these periods. Interest expense related to short-term borrowings was less than $0.1 million for the three and six months ended December 31, 2006.
Other Income – Continued Dumping and Subsidy Offset Act
     We received a distribution of approximately $2.5 million from the U.S. government under the Continued Dumping and Subsidy Offset Act (“CDSOA”) in the second quarter of 2008, as compared to a distribution of approximately $0.7 million in the corresponding period of 2007. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected by the U.S. government on those products. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007, although certain amounts collected prior to this date may not become disbursed until subsequent years. However, the U.S. Court of International Trade (“CIT”) ruled unconstitutional, in two separate cases, CDSOA’s procedures for determining eligibility for distributions. Both cases are ongoing, and we do not expect that the CIT’s decisions will be finalized until the appeals process has been exhausted. Other cases challenging the constitutionality of CDSOA are pending before the CIT, most of which have been assigned to a panel of three CIT judges and consolidated or stayed. The ultimate resolution of the pending litigation, its timing and what, if any, effects the litigation will have on our financial results or receipt of future CDSOA distributions is uncertain. In addition to the CIT rulings, there are a number of other factors that can affect whether we receive any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential changes in the law, other ongoing or potential legal challenges to the law and the administrative operation of the law.
Interest Income and Other – Net
     The quarter and year-to-date periods ended December 31, 2007 included interest income and other of approximately $0.2 million and $0.4 million, respectively, as compared to $0.2 million and $0.6 million in the corresponding periods of the prior year.
Income from Continuing Operations Before Income Taxes
     As impacted by the factors discussed above, income from continuing operations before income taxes for the three months ended December 31, 2007 decreased by approximately $6.9 million to $25.3 million from the prior-year total of $32.1 million. Income from continuing operations before income taxes for the six months ended December 31, 2007 and 2006 was approximately $49.6 million and $55.0 million, respectively.
Income from Continuing Operations
     Second quarter income from continuing operations for 2008 of approximately $16.0 million decreased from the preceding year’s income from continuing operations for the quarter of $20.4 million, as influenced by the factors noted above. Year-to-date income from continuing operations of approximately $31.6 million decreased from the prior year-to-date total of $34.9 million. Our effective tax rate of 36.3% for the six months ended December 31, 2007 decreased slightly from the prior-year rate of 36.6% due mainly to an increase in the federal income tax deduction rate for qualified production activities.
     Income from continuing operations per share for the second quarter of 2008 totaled $.54 per basic and diluted share, as compared to $.64 per basic and diluted share recorded in the prior year. This amount was influenced by our share repurchase program, which contributed to a nearly 6% year-over-year reduction in weighted average shares outstanding. Year-to-date income from continuing operations per share was $1.05 on a basic and diluted basis compared to $1.09 on a basic and diluted basis for the prior-year period.
Discontinued Operations
     Loss from discontinued operations, net of tax, totaled approximately $2.5 million and $3.2 million for the three and six months ended December 31, 2006, respectively, or approximately $.08 and $.10 per basic and diluted share, respectively. There was no impact of discontinued operations in the current year.
Net Income
     Second quarter net income for 2008 of approximately $16.0 million decreased from the preceding year’s net income for the quarter of $17.8 million, as influenced by the factors noted above. Year-to-date net income of approximately $31.6 million was consistent with the prior year-to-date total of $31.6 million. Net income per share for the second quarter of 2008 totaled approximately $.54 per basic and diluted share compared to $.56 per basic and diluted share for the second quarter of 2007. Year-to-date net income per share was approximately $1.05 on a basic and diluted basis compared to $.99 on a basic and diluted basis for the prior-year period.
FINANCIAL CONDITION
     The prior-year cash flows reflect the classification of the sold Automotive operations as discontinued operations.

     For the six months ended December 31, 2007, net cash provided by operating activities from continuing operations totaled approximately $56.1 million as compared to $42.5 million in the prior-year period. The increase was influenced by the extent of comparatively favorable relative changes in working capital components as well as the current-year noncash impacts of the pension settlement charge and loss on the sale of the glass businesses.
     Cash provided by investing activities from continuing operations for the six months ended December 31, 2007 was approximately $6.0 million, compared to $12.1 million in the prior year. The net proceeds from the sale of the glass businesses of $19.8 million were more than the year-to-date capital expenditures of $12.4 million. In the prior year, capital expenditures were nearly double the current-year total, but they were offset by the relative change in net short-term investments.
     Cash used in financing activities from continuing operations for the six months ended December 31, 2007 of approximately $66.0 million increased from the prior-year cash use of $49.1 million due primarily to increased treasury share repurchases. At December 31, 2007, approximately 2,096,000 shares remain authorized for future buyback under the existing buyback program.
     On October 5, 2007, we entered into a new unsecured revolving credit facility, which replaced the credit facility existing on September 30, 2007. Under the new facility, we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on consent of the issuing bank and certain other conditions. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. Loans may be used for general corporate purposes.
     We believe that internally generated funds, our existing aggregate balances in cash and cash equivalents, in addition to our currently available bank credit arrangements, should be adequate to meet our foreseeable cash requirements.
CONTRACTUAL OBLIGATIONS
     We have various contractual obligations, which are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of December 31, 2007 and future minimum lease payments for the use of property and equipment under operating lease agreements. As noted in Note 2 to the consolidated financial statements, in connection with the sale of our glass operations, we entered into a non-exclusive, three-year supply agreement with the buyer for certain glassware products that our candle operations continue to use. There have been no other significant changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007.
CRITICAL ACCOUNTING POLICIES
     There have been no changes in critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement is effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact, if any, that SFAS 141R will have on our financial position or results of operations.

     Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact, if any, that SFAS 160 will have on our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact, if any, that SFAS 159 will have on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement is effective as of the beginning of our 2009 fiscal year; however, the FASB has proposed a one-year deferral of the adoption of the standard as it relates to nonfinancial assets and liabilities. We are currently evaluating the impact that SFAS 157 will have on our financial position or results of operations.
RECENTLY ADOPTED ACCOUNTING STANDARDS
     Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Upon adoption, we recognized a decrease to retained earnings of approximately $1.2 million to increase our tax contingency reserves for uncertain tax positions. The gross tax contingency reserve at the time of adoption was approximately $2.4 million and consisted of unrecognized tax liabilities of approximately $1.5 million, and penalties and interest of approximately $0.9 million. At December 31, 2007, the tax contingency reserves were not materially different than at adoption. We do not have any unrecognized tax benefits for uncertain tax positions. In accordance with FIN 48, uncertain tax positions have been classified in the Consolidated Balance Sheet as long-term since payment is not expected to occur within the next 12 months. As of December 31, 2007, the long-term portion of uncertain tax positions was approximately $2.4 million. While the amount of uncertain tax positions may change within the next 12 months, we do not anticipate any significant effects on our financial position or results of operations. We recognize interest and penalties related to uncertain tax positions in income tax expense.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1A. Risk Factors
     Other than the following items, there have been no other material changes to the risk factors disclosed under Item 1A in our June 30, 2007 Annual Report on Form 10-K.
Inherent risks associated with our idle real property, such as our inability to sell it in a reasonable time period, could have an adverse effect on our business and results of operations.
     As a result of our strategic alternative activities, we currently hold various parcels of real property that may not be used in our future operations. In addition, our ongoing strategic alternative review may lead us to make further specific determinations with respect to additional facilities or sell other operations while retaining the associated real property. These determinations could be announced at any time. Possible adverse consequences resulting from or related to these properties may include various accounting charges, disposition costs related to the potential sale of a property, costs associated with leasing obligations, including short-term lease arrangements entered into in connection with our strategic alternative activities, and other normal or attendant risks and uncertainties associated with holding, leasing or selling real property.
     Although most of our properties have been subjected to periodic environmental assessments, these assessments may be limited in scope and may not include or identify all potential environmental liabilities or risks associated with any particular property. We cannot be certain that our environmental assessments have identified all potential environmental liabilities or that we will not incur material environmental liabilities in the future. If we do incur or discover any material environmental liabilities or potential environmental liabilities in the future, we may face significant remediation costs and find it difficult to sell or lease any affected properties.
     In addition, if and as these properties become ready and available for sale, it may take months and possibly longer to sell these properties at a suitable price. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property. If we are unable to sell a property when we determine to do so, it could have an adverse effect on our cash flow and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) In both August 2007 and May 2006, our Board of Directors approved share repurchase authorizations of 2,000,000 shares, of which approximately 2,096,000 shares remain authorized for future repurchases at December 31, 2007. In the second quarter, we made the following repurchases of our common stock:

			Total Number	Maximum Number
	Total	Average	of Shares	of Shares That May
	Number	Price	Purchased as	Yet be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plans or
Period	Purchased	Share	Announced Plans	Programs

October 1-31, 2007	285,242	$39.09	285,242	2,486,787
November 1-30, 2007	90,162	$37.80	90,162	2,396,625
December 1-31, 2007	300,314	$39.98	300,314	2,096,311

Total	675,718	$39.31	675,718	2,096,311

     These share repurchase authorizations do not have a stated expiration date.

Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2007 Annual Meeting of the Shareholders on November 19, 2007. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. The following three incumbent directors, whose terms will expire in 2010, were elected at the annual meeting:

	Shares		Shares
	Voted	Shares	Not
	“For”	“Withheld”	Voted

John L. Boylan	26,190,562	1,644,556	2,365,694
Henry M. O’Neill, Jr.	27,601,254	233,864	2,365,694
Zuheir Sofia	27,652,872	182,246	2,365,694
     The shareholders also ratified the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending June 30, 2008. This proposal was ratified by 27,743,141 shares voted for; 45,409 shares voted against; 46,565 shares abstained; and 2,365,697 shares not voted.
     Additionally, the shareholders approved an amendment to the code of regulations. This proposal was approved by 27,771,433 shares voted for; 28,560 shares voted against; 35,123 shares abstained; and 2,365,696 shares not voted.
Item 6. Exhibits. See Index to Exhibits following Signatures.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation

(Registrant)

Date: February 11, 2008	By:	/s/John B. Gerlach, Jr.

John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date: February 11, 2008	By:	/s/John L. Boylan

John L. Boylan
Treasurer, Vice President,
Assistant Secretary,
Chief Financial Officer
and Director
(Principal Financial
and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2007
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith