Form 10-Q
period 2008-03-31
LANCASTER COLONY CORP
filed 2008-05-12
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐      No  ☑
     As of April 30, 2008, there were approximately 28,723,000 shares of Common Stock, without par value per share, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31	June 30
(Amounts in thousands, except share data)	2008	2007
ASSETS

Current Assets:
Cash and equivalents	$12,252	$8,318
Receivables (less allowance for doubtful accounts, March – $850 and June – $916)	89,831	92,635
Inventories:
Raw materials	37,879	40,358
Finished goods and work in process	92,312	109,359

Total inventories	130,191	149,717
Deferred income taxes and other current assets	31,255	28,241

Total current assets	263,529	278,911

Property, Plant and Equipment:
Land, buildings and improvements	157,985	162,276
Machinery and equipment	272,934	350,357

Total cost	430,919	512,633
Less accumulated depreciation	236,928	304,202

Property, plant and equipment – net	193,991	208,431

Other Assets:
Goodwill	89,590	89,590
Other intangible assets – net	12,132	13,111
Other noncurrent assets	7,671	8,454

Total	$566,913	$598,497

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term bank loans	$–	$42,500
Accounts payable	46,463	48,423
Accrued liabilities	42,312	50,867

Total current liabilities	88,775	141,790

Long-Term Debt	77,500	–

Other Noncurrent Liabilities	15,774	10,702

Deferred Income Taxes	1,192	1,696

Shareholders’ Equity:
Preferred stock – authorized 3,050,000 shares; outstanding – none
Common stock – authorized 75,000,000 shares; outstanding – March 31, 2008 –28,818,402 shares; June 30, 2007 – 30,748,390 shares	82,482	81,665
Retained earnings	951,792	937,376
Accumulated other comprehensive loss	(4,278)	(5,167)
Common stock in treasury, at cost	(646,324)	(569,565)

Total shareholders’ equity	383,672	444,309

Total	$566,913	$598,497

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2008	2007	2008	2007
Net Sales	$270,276	$265,692	$861,458	$820,088

Cost of Sales	234,045	219,991	728,467	674,811

Gross Margin	36,231	45,701	132,991	145,277

Selling, General and Administrative Expenses	22,615	23,463	70,635	69,324

Restructuring and Impairment Charge	–	1,004	182	1,004

Operating Income	13,616	21,234	62,174	74,949

Other Income (Expense):
Interest Expense	(621)	–	(2,545)	(13)
Other Income – Continued Dumping and Subsidy Offset Act	–	–	2,533	699
Interest Income and Other – Net	290	263	707	816

Income from Continuing Operations Before Income Taxes	13,285	21,497	62,869	76,451

Taxes Based on Income	4,500	7,902	22,516	28,006

Income from Continuing Operations	8,785	13,595	40,353	48,445

Discontinued Operations, Net of Tax:
Loss from Discontinued Operations	–	(835)	–	(4,075)
(Loss) Gain on Sale of Discontinued Operations	(159)	739	(159)	739

Total Discontinued Operations	(159)	(96)	(159)	(3,336)

Net Income	$8,626	$13,499	$40,194	$45,109

Income Per Common Share from Continuing Operations:
Basic and Diluted	$.30	$.43	$1.35	$1.53

Loss Per Common Share from Discontinued Operations:
Basic and Diluted	$(.01)	$–	$(.01)	$(.11)

Net Income Per Common Share:
Basic and Diluted	$.30	$.43	$1.35	$1.42

Cash Dividends Per Common Share	$.28	$.27	$.83	$.80

Weighted Average Common Shares Outstanding:
Basic	29,115	31,531	29,794	31,728
Diluted	29,128	31,560	29,799	31,755
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31
(Amounts in thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$40,194	$45,109
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	159	3,336
Depreciation and amortization	22,276	21,784
Deferred income taxes and other noncash changes	2,262	431
Restructuring and impairment charge	(202)	2,382
Gain on sale of property	(124)	(53)
Loss (gain) on sale of business	5,947	(8)
Pension plan activity	2,116	(557)
Changes in operating assets and liabilities:
Receivables	(5,694)	(4,578)
Inventories	7,920	6,913
Other current assets	(4,589)	(5,244)
Accounts payable and accrued liabilities	2,168	402

Net cash provided by operating activities from continuing operations	72,433	69,917

Cash Flows From Investing Activities:
Payments on property additions	(16,003)	(38,871)
Proceeds from sale of discontinued operations	91	10,119
Proceeds from sale of property	233	76
Net proceeds from sale of business	19,575	8
Purchases of short-term investments	–	(5,000)
Proceeds from short-term investment sales, calls and maturities	–	40,765
Other – net	(2,133)	(2,294)

Net cash provided by investing activities from continuing operations	1,763	4,803

Cash Flows From Financing Activities:
Net repayment of $100 million credit facility	(42,500)	–
Proceeds from debt	126,104	–
Payments on debt	(48,604)	–
Purchase of treasury stock	(76,759)	(41,891)
Payment of dividends	(24,603)	(25,321)
Proceeds from the exercise of stock options	646	3,118
Decrease in cash overdraft balance	(4,294)	(4,815)

Net cash used in financing activities from continuing operations	(70,010)	(68,909)

Cash Flows From Discontinued Operations:
Net cash used in operating activities from discontinued operations	(254)	(3,635)
Net cash used in investing activities from discontinued operations	–	(252)

Net cash used in discontinued operations	(254)	(3,887)

Effect of exchange rate changes on cash	2	(8)

Net change in cash and equivalents	3,934	1,916
Cash and equivalents at beginning of year	8,318	6,050

Cash and equivalents at end of period	$12,252	$7,966

Supplemental Disclosure Of Operating Cash Flows:
Cash paid during the period for income taxes	$22,981	$32,345

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
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at March 31, 2008 and 2007 were approximately $0.3 million and $0.6 million, respectively. These purchases, less the preceding June 30 balances, have been excluded from the property additions in the Consolidated Statements of Cash Flows.
Significant Accounting Policies
     There were no changes to our Significant Accounting Policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007.
Note 2 — Business Divestiture
     In November 2007, as part of our strategic alternative review of nonfood operations, we sold most of the consumer and floral glass operating assets of our Indiana Glass Company and E. O. Brody Company subsidiaries for gross proceeds of approximately $21.5 million. This cash transaction resulted in a pretax loss of approximately $5.9 million, which is recorded in cost of sales. The net working capital adjustment has been settled and the final adjustment is included in the loss figure. These businesses were included in our Glassware and Candles segment and had net sales of approximately $53 million during the fiscal year ended June 30, 2007.
     As part of the sale, we entered into a non-exclusive, three-year supply agreement with the buyer for certain glassware products that our candle operations continue to use. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and related accounting guidance, the financial results of these operations do not meet the criteria for classification as discontinued operations and, therefore, have been included in continuing operations for all periods presented.
Note 3 — Impact of Recently Issued Accounting Standards
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 establishes disclosure requirements for derivative instruments and for hedging activities. The Statement also amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. This pronouncement is effective for the quarter ending March 31, 2009. We are currently evaluating the impact, if any, that SFAS 161 will have on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement is effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact, if any, that SFAS 141R will have on our financial position or results of operations.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement is effective as of the beginning of our 2009 fiscal year; however, the FASB has issued a one-year deferral of the adoption of the standard as it relates to nonfinancial assets and liabilities. We are currently evaluating the impact that SFAS 157, and its related FASB Staff Positions, will have on our financial position or results of operations.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on July 1, 2007. See further discussion in Note 10.
Note 4 — Goodwill and Other Intangible Assets
     Goodwill attributable to the Specialty Foods segment was approximately $89.6 million at March 31, 2008 and June 30, 2007.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following table summarizes our identifiable other intangible assets by segment as of March 31, 2008 and June 30, 2007:

	March 31	June 30
	2008	2007
Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(156)	(149)

Net Carrying Value	$214	$221

Customer Relationships (12-15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(1,948)	(1,233)

Net Carrying Value	$11,072	$11,787

Non-compete Agreements (5-8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(694)	(531)

Net Carrying Value	$846	$1,009

Glassware and Candles – Customer Lists (12-year life)
Gross carrying value	$–	$250
Accumulated amortization	–	(156)

Net Carrying Value	$–	$94

Total Net Carrying Value	$12,132	$13,111

     Amortization expense relating to these assets was approximately $0.3 million and $0.9 million for the three and nine months ended March 31, 2008, respectively, as compared to approximately $0.1 million and $0.4 million in the corresponding periods of the prior year. Total annual amortization expense is estimated to be approximately $1.2 million for each of the next three years, $1.1 million for the fourth year and $0.9 million for the fifth year.
     Customer lists previously reported in the Glassware and Candles segment were sold with the business divestiture discussed in Note 2. These customer lists had a net carrying value of approximately $0.1 million at the date of the sale.
Note 5 — Long-Term Debt
     At June 30, 2007, we had an unsecured revolving credit facility under which we could borrow up to $100 million. The facility was to expire in February 2008, but was replaced with a new facility in October 2007, as discussed further below. At June 30, 2007, we were in compliance with all applicable provisions and covenants of the facility, and we had $42.5 million outstanding under the facility with a weighted average interest rate of 5.615%.
     At March 31, 2008, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. Loans may be used for general corporate purposes. At March 31, 2008, we were in compliance with all applicable provisions and covenants of the facility, and we had $77.5 million outstanding under the facility with a weighted average interest rate of 3.12%. We paid approximately $0.6 million and $2.5 million of interest for the three and nine months ended March 31, 2008. Based on the long-term nature of this facility and in accordance with generally accepted accounting principles, we have classified the outstanding balance at March 31, 2008 as long-term debt.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Note 6 — Pension Benefits
     We and certain of our operating subsidiaries provide multiple defined benefit pension plans. Benefits under the plans are primarily based on negotiated rates and years of service and cover the union workers at such locations. We contribute to these plans at least the minimum amount required by regulation or contract. We recognize the cost of plan benefits as the employees render service.
     The following table discloses net periodic benefit cost for our pension plans:

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31
	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$39	$128	$117	$382
Interest cost	543	618	1,837	1,882
Expected return on plan assets	(647)	(746)	(2,257)	(2,242)
SFAS 88 settlement/curtailment charge	–	287	2,972	638
Amortization of unrecognized net loss	30	73	116	203
Amortization of prior service cost	25	61	77	183
Amortization of unrecognized net obligation existing at transition	1	–	3	2

Net periodic benefit cost	$(9)	$421	$2,865	$1,048

     The above-noted net periodic benefit cost for the three and nine months ended March 31, 2007 included approximately $0.1 million and $0.8 million, respectively, of costs that are presented in discontinued operations because those costs related to the discontinued businesses.
     In the second quarter of 2008 and 2007, one of our plans experienced lump sum payments that exceeded the plan’s annual service and interest costs. This resulted in an accelerated recognition of plan costs of approximately $3.0 million and $0.4 million for the three and six months ended December 31, 2007 and 2006, respectively, as required under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). The December 31, 2007 charge was included in continuing operations in our Corporate segment because the costs were related to the retained liabilities of the sold companies. The December 31, 2006 charge was presented in discontinued operations because those costs related to the discontinued businesses.
     In the third quarter of 2007, one of our plans became subject to curtailment accounting due to a significant reduction in future service because of our announcement that our industrial glassware manufacturing facility was going to be closed. This resulted in the immediate recognition of all of the outstanding prior service cost of the plan, which was approximately $0.3 million, as required under SFAS 88.
     For the three and nine months ended March 31, 2008, we made approximately $0.5 million and $0.7 million in contributions to our pension plans, respectively. We expect to make approximately $0.1 million more in contributions to our pension plans during the remainder of 2008.
Note 7 — Postretirement Benefits
     We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31
	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$7	$42	$20	$100
Interest cost	58	119	173	317
Amortization of unrecognized net loss	–	42	–	95
Amortization of prior service asset	(2)	(2)	(4)	(6)
SFAS 88 curtailment benefit	–	–	–	(9)

Net periodic benefit cost	$63	$201	$189	$497

     The above-noted net periodic benefit cost for the three and nine months ended March 31, 2007 included approximately $0.1 million and $0.2 million, respectively, of costs that are presented in discontinued operations because those benefit costs related to the discontinued businesses.
     For the three and nine months ended March 31, 2008, we made approximately $0.1 million and $0.2 million in contributions to our postretirement medical and life insurance benefit plans, respectively. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2008.
Note 8 — Stock-Based Compensation
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
     Our shareholders approved the adoption of the Lancaster Colony Corporation 2005 Stock Plan (“the 2005 Plan”) at our 2005 Annual Meeting of Shareholders. This plan reserved 2,000,000 common shares for issuance to our employees and directors, and all awards granted under the plan will be exercisable at prices not less than fair market value as of the date of the grant.
Stock Options and Stock Settled Stock Appreciation Rights
     Under SFAS No. 123R, “Share-Based Payment,” we calculate fair value of option grants using the Black-Scholes option-pricing model. Assumptions used in the model for the prior-year grants are described in our Annual Report on Form 10-K for the year ended June 30, 2007.
     In February 2008, we granted 153,550 stock settled stock appreciation rights (SSSARs) to various employees under the terms of the 2005 Plan mentioned above. The weighted average per share fair value of the SSSARs grant was $6.00 and was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for this grant: risk-free interest rate of 2.54%; dividend yield of 2.91%; volatility factor of the expected market price of our common stock of 24.04%; and a weighted average expected life of 3.5 years. These SSSARs vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for this grant.
     There were no grants of stock options or rights in the nine months ended March 31, 2007.
     We recognize compensation expense over the requisite service period. Total compensation cost related to these share-based payment arrangements for the three and nine months ended March 31, 2008 and 2007 was less than $0.1 million. These amounts are reflected in Selling, General and Administrative Expenses and have been allocated to each segment appropriately. No initial tax benefits are recorded for the portion of

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
these compensation costs that relate to incentive stock options, which do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     During the three and nine months ended March 31, 2008, we received approximately $0.5 million and $0.6 million, respectively, in cash from the exercise of stock options, as compared to approximately $0.5 million and $2.9 million in the corresponding periods of the prior year. The aggregate intrinsic value of these options was less than $0.1 million for the three and nine months ended March 31, 2008, as compared to approximately $0.1 million and $0.5 million for the three and nine months ended March 31, 2007, respectively. A related tax benefit of less than $0.1 million was recorded in the three and nine months ended March 31, 2008, as compared to less than $0.1 million and approximately $0.2 million in the corresponding periods of the prior year. These tax benefits were included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefits include less than $0.1 million of gross windfall tax benefits for the three and nine months ended March 31, 2008 and 2007.
     The following summarizes the activity relating to stock options granted under the 1995 Plan and SSSARs granted under the 2005 Plan mentioned above for the nine months ended March 31, 2008:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	361,500	$40.42
Exercised	(17,200)	37.23
Granted	153,550	38.31
Forfeited	(17,150)	40.72
Expired	(72,100)	37.23

Outstanding at end of period	408,600	$40.31	3.04	$253

Exercisable and vested at end of period	253,483	$41.52	1.92	$–

Vested and expected to vest at end of period	402,458	$40.34	3.01	$243

     The following summarizes the status of, and changes to, unvested options during the nine months ended March 31, 2008:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested at beginning of period	7,787	$8.14
Granted	153,550	6.00
Vested	(6,220)	8.14
Forfeited	–	–

Unvested at end of period	155,117	$6.02

     At March 31, 2008, there was approximately $0.9 million of total unrecognized compensation cost related to the stock options and SSSARs that we will recognize over a weighted-average period of 2.91 years.
Restricted Stock
     On February 27, 2008, we granted a total of 23,600 shares of restricted common stock to various key employees under the terms of the 2005 Plan discussed above. The restricted stock had a grant date fair value of approximately $0.9 million based on a per share closing stock price of $38.31. The restricted stock vests on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for this grant. Under the terms of the grant, employees will receive dividends on unforfeited restricted stock regardless of their vesting status. We are recognizing compensation expense related to the restricted stock awards over the requisite service period.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     On November 19, 2007, we granted a total of 3,500 shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan discussed above. The restricted stock had a grant date fair value of approximately $0.1 million based on a per share closing stock price of $38.14. This restricted stock vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock are held in escrow and will be paid to the directors at the time the stock vests. We are recognizing compensation expense related to the restricted stock awards over the requisite service period. An additional 3,500 shares of restricted stock that were granted to our seven nonemployee directors on November 20, 2006 vested during the second quarter of 2008, and we paid the directors the related dividends held in escrow.
     The following summarizes the activity related to restricted stock transactions for the nine-month period ended March 31, 2008:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	3,500	$42.70
Granted	27,100	38.29
Vested	(3,500)	42.70
Forfeited	–	–

Unvested restricted stock at end of period	27,100	$38.29

Vested and exercisable restricted stock at end of period	–	–

Vested and expected to vest restricted stock at end of period	26,162	$38.29

     Compensation expense of approximately $0.1 million was recorded for the three and nine months ended March 31, 2008, respectively, in Selling, General and Administrative Expenses, as compared to less than $0.1 million in the corresponding periods of the prior year. A tax benefit of less than $0.1 million was recorded for the three and nine months ended March 31, 2008 and 2007 related to restricted stock.
     At March 31, 2008, there was approximately $0.9 million of unrecognized compensation expense related to the restricted stock that we will recognize over a weighted average period of 2.71 years.
Note 9 — Restructuring and Impairment Charge
     In the third quarter of 2007, we announced our plan to close our industrial glass operation located in Lancaster, Ohio. During 2007, we recorded a restructuring and impairment charge of approximately $3.5 million ($2.3 million after taxes) including $1.4 million recorded in cost of sales for the write-down of inventories. Active business operations have effectively ceased for this operation. The operations of this closed unit have not been reclassified to discontinued operations under the guidance provided in SFAS 144.
     We recorded no additional restructuring and impairment charge during the three months ended March 31, 2008. During the nine months ended March 31, 2008, we recorded approximately $0.2 million ($0.1 million after taxes), including less than $0.1 million recorded in cost of sales for the write-down of inventories during the first quarter, for costs incurred during that period. The majority of these charges resulted in cash outlays and consisted of one-time termination benefits.
     The total costs associated with this plant closure are expected to be approximately $5 million and include the above-noted costs and other costs associated with future real property disposal-related activities. Total remaining cash expenditures are estimated to be approximately $1.4 million and are expected to occur over the balance of calendar 2008.
     At March 31, 2008, the unsold real property that was related to the closing noted above, as well as the real property we retained in connection with our June 2007 sale of our automotive accessory division, met the criteria defined in SFAS 144 to be considered “held for sale.” As such, these assets, with a net book value of $1.8 million, have been reclassified to current and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with SFAS 144, we will no longer be depreciating these held for sale assets.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     An analysis of the restructuring activity for the nine months ended March 31, 2008 and the related liability recorded within the Glassware and Candles segment follows:

	Accrual at		2008	Accrual at
	June 30,	2008	Cash	March 31,
	2007	Charge	Outlays	2008
Restructuring and Impairment Charge
Employee Separation Costs	$266	$173	$(315)	$124
Other Costs	219	–	(65)	154

Subtotal	$485	173	$(380)	$278

Accelerated Depreciation		9
Inventory Write-Down		17

Total Restructuring and Impairment Charge		$199

     The restructuring accrual is recorded in accrued liabilities at March 31, 2008.
Note 10 — Income Taxes
     Effective July 1, 2007, we adopted the provisions of FIN 48. Upon adoption, we recognized a decrease to retained earnings of approximately $1.2 million to increase our tax contingency reserves for uncertain tax positions. The gross tax contingency reserve at the time of adoption was approximately $2.4 million and consisted of unrecognized tax liabilities of approximately $1.5 million and penalties and interest of approximately $0.9 million. At March 31, 2008, the tax contingency reserves were not materially different than at adoption. We do not have any unrecognized tax benefits for uncertain tax positions. In accordance with FIN 48, uncertain tax positions have been classified in the Consolidated Balance Sheet as long-term since payment is not expected to occur within the next 12 months. As of March 31, 2008, the long-term portion of uncertain tax positions was approximately $2.5 million. While the amount of uncertain tax positions may change within the next 12 months, we do not anticipate any significant effects on our financial position or results of operations. We recognize interest and penalties related to uncertain tax positions in income tax expense.
Note 11 — Business Segment Information
     The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2007 consolidated financial statements and excludes the results of the sold Automotive operations, which are classified as discontinued:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007
Net Sales
Specialty Foods	$197,249	$178,212	$597,188	$543,093
Glassware and Candles	33,577	50,238	147,043	175,325
Automotive	39,450	37,242	117,227	101,670

Total	$270,276	$265,692	$861,458	$820,088

Operating Income
Specialty Foods	$14,361	$22,046	$66,444	$76,997
Glassware and Candles	(38)	987	1,595	4,109
Automotive	1,339	441	3,896	(425)
Corporate Expenses	(2,046)	(2,240)	(9,761)	(5,732)

Total	$13,616	$21,234	$62,174	$74,949

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Note 12 — Commitments and Contingencies
     In addition to the items discussed below, at March 31, 2008, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
     We received a distribution of approximately $2.5 million from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) in the second quarter of 2008, as compared to a distribution of approximately $0.7 million in the corresponding period of 2007. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected by the U.S. government on those products. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007, although certain amounts collected prior to this date may not become disbursed until subsequent years. However, the U.S. Court of International Trade (“CIT”) ruled unconstitutional, in two separate cases, CDSOA’s procedures for determining eligibility for distributions. Both cases are ongoing, and we do not expect that the CIT’s decisions will be finalized until the appeals process has been exhausted. Other cases challenging the constitutionality of CDSOA are pending before the CIT, most of which have been assigned to a panel of three CIT judges. The ultimate resolution of the pending litigation, its timing and what, if any, effects the litigation will have on our financial results or receipt of future CDSOA distributions is uncertain. In addition to the CIT rulings, there are a number of other factors that can affect whether we receive any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential changes in the law, other ongoing or potential legal challenges to the law and the administrative operation of the law.
     Certain of our automotive accessory products carry explicit limited warranties that extend from 12 months to the life of the product, based on terms that are generally accepted in the marketplace. Our policy is to record a provision for the expected cost of the warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. The warranty accrual as of March 31, 2008 and June 30, 2007 is immaterial to our financial position, and the change in the accrual for the current quarter of 2008 is immaterial to our results of operations and cash flows.
Note 13 — Comprehensive Income
     Total comprehensive income for the three and nine months ended March 31, 2008 was approximately $8.5 million and $41.1 million, respectively. Total comprehensive income for the three and nine months ended March 31, 2007 was approximately $13.5 million and $44.6 million, respectively. The March 31, 2008 comprehensive income consists of net income, foreign currency translation adjustments and pension amortization. The March 31, 2007 comprehensive income consists of net income, a minimum pension liability adjustment and foreign currency translation adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollars in thousands)
OVERVIEW
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three and nine months ended March 31, 2008 and our financial condition as of March 31, 2008. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2008 refers to fiscal 2008, which is the period from July 1, 2007 to June 30, 2008. In the discussion that follows, we analyze the results of our operations for the three and nine months ended March 31, 2008, including the trends in our overall business, followed by a discussion of our financial condition.
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
     We have seen our growth in recent years come from our Specialty Foods segment. As we focus more on opportunities presented by our Specialty Foods segment, we continue to review, as previously disclosed, various alternatives with respect to our nonfood operations. In 2008, we sold most of our consumer and floral glass operating assets. In 2007, we sold substantially all of the operating assets of our automotive accessory division based in Coshocton, Ohio and LaGrange, Georgia, as well as our automotive accessory division based in Wapakoneta, Ohio. The results of the sold automotive operations have been presented as discontinued operations in all prior periods presented. During 2007, we also initiated closure activities at our industrial glass operation located in Lancaster, Ohio. Similar actions may occur in the future, as we continue to review our alternatives for the remaining nonfood operations with the assistance of outside financial advisors. Should our continuing review result in additional divestitures, closures or other forms of restructuring of any of our operations, we could incur significant charges. We expect to conclude our review by the end of August 2008.
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
     We have made substantial capital investments to support our existing food operations and future growth opportunities. In 2007, we began production activities at a newly constructed dressing facility located in Kentucky. Since 2006, we have invested over $45 million in this facility. During 2007, we also commenced and largely completed construction of an adjacent facility for the manufacture of frozen yeast rolls. This facility required a slightly smaller total investment and began operation in early 2008. Both projects will help accommodate potential future sales growth and also provide greater manufacturing efficiencies. Based on our current plans and expectations, we believe that our total companywide capital expenditures for 2008 will range from $20-$23 million.
Summary of 2008 Results
     The following is an overview of our consolidated operating results for the three and nine months ended March 31, 2008. The prior-year results reflect the classification of the sold automotive operations as discontinued operations.
     Net sales for the third quarter ended March 31, 2008 increased 2% to approximately $270.3 million from the prior-year total of $265.7 million. This sales growth was driven by increased sales in the Specialty Foods and Automotive segments. The November 2007 sale of our consumer and floral glass operations contributed to the decline in sales of the Glassware and Candles segment. Gross margin decreased 21% to approximately $36.2 million from the prior-year third quarter total of $45.7 million, primarily due to the impact of higher commodity costs experienced by our Specialty Foods segment. These increases have occurred among many key food ingredients such as soybean oil, flour, eggs and dairy-derived items. We were able to offset some of the higher commodity costs through price increases. We currently expect these trends to also influence the results of our fourth quarter. Income from continuing operations for the current-year third quarter was approximately $8.8 million, or $.30 per diluted share, compared to $13.6 million, or $.43 per diluted share, in the comparable period of 2007. Net income for the three months ended March 31, 2008 totaled approximately $8.6 million, or $.30 per diluted share, net of an after-tax loss from discontinued operations of approximately $0.2 million, or $.01 per diluted share. Net income totaled approximately $13.5 million for the three months ended March 31, 2007, or $.43 per diluted share, which was net of an overall after-tax loss from discontinued operations of approximately $0.1 million, or less than $.01 per diluted share.
     Year-to-date net sales for the period ended March 31, 2008 increased 5% to approximately $861.5 million from the prior year-to-date total of $820.1 million. Gross margin decreased to approximately $133.0 million from the prior year-to-date total of $145.3 million. Income from continuing operations for the current year-to-date period was approximately $40.4 million or $1.35 per diluted share, compared to $48.4 million, or $1.53 per diluted share, in the prior year. Net income for the nine months ended March 31, 2008 totaled approximately $40.2 million, or $1.35 per diluted share, net of an after-tax loss from discontinued operations of approximately $0.2 million, or $.01 per diluted share. Net income totaled approximately $45.1 million in the nine months ended March 31, 2007, or $1.42 per diluted share, which was net of an overall after-tax loss from discontinued operations of approximately $3.3 million, or $.11 per diluted share.

RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2008	2007	Change		2008	2007	Change
Net Sales
Specialty Foods	$197,249	$178,212	$19,037	11%	$597,188	$543,093	$54,095	10%
Glassware and Candles	33,577	50,238	(16,661)	(33)%	147,043	175,325	(28,282)	(16)%
Automotive	39,450	37,242	2,208	6%	117,227	101,670	15,557	15%

Total	$270,276	$265,692	$4,584	2%	$861,458	$820,088	$41,370	5%

Gross Margin	$36,231	$45,701	$(9,470)	(21)%	$132,991	$145,277	$(12,286)	(8)%

Gross Margin as a Percent of Sales	13.4%	17.2%			15.4%	17.7%

     Consolidated net sales for the third quarter increased 2%, reflecting 11% growth in sales of the Specialty Foods segment and 6% growth in sales of the Automotive segment, as partially offset by lower sales in the Glassware and Candles segment. The growth of Specialty Foods segment sales occurred in both the retail and foodservice markets. Increases in original equipment manufacturer (“OEM”) sales were the major contributor to the increased sales in the Automotive segment. The decrease in sales of the Glassware and Candles segment is primarily attributable to the sale of our consumer and floral glass operations in November 2007.
     For both the quarter and nine months ended March 31, 2008, net sales of the Specialty Foods segment benefited from greater retail and foodservice volumes, as well as improved pricing. The retail increases occurred among numerous product lines, including frozen rolls, produce dressings and dips, and croutons. Retail sales in the current year also benefited from the incremental sales from Marshall Biscuit, which was acquired in June 2007. In the prior year, sales were adversely affected by consumer food safety concerns regarding fresh produce, which indirectly affected sales of related products such as our retail produce dressings and vegetable dips. The foodservice increases occurred generally through broad foodservice growth and improved pricing.
     The decline in net sales of the Glassware and Candles segment for both the three and nine months ended March 31, 2008 was influenced by the sale of our consumer and floral glass operations in November 2007, as well as the earlier closure of our industrial glassware facility. Net sales attributable to these divested and closed operations totaled approximately $18.0 million for the three months ended March 31, 2007 and $22.3 million and $45.5 million for the nine-month periods ended March 31, 2008 and 2007, respectively. Candle sales were relatively flat for the quarter as compared to the prior year. Year-to-date sales were affected by softer sales during the second quarter holiday season, as influenced by certain seasonal programs that were not repeated in 2007 and lackluster retail demand.
     Automotive segment net sales increased for both 2008 periods presented due to stronger sales of aluminum accessories to OEMs, as partially offset by weakness in aftermarket demand and the impact of production curtailments occurring near quarter end. Such curtailments are expected to also adversely affect 2008 fourth quarter sales. The prior-year nine-month sales volume was also adversely affected by production curtailments implemented by OEM customers, primarily in the year-ago second quarter.
     As a percentage of sales, our consolidated gross margin for the three and nine months ended March 31, 2008 was 13.4% and 15.4%, respectively, as compared to 17.2% and 17.7% achieved in the prior-year comparative periods. Higher food commodity costs were a significant factor in the comparative 2008 declines. The nine-month comparisons were further affected by the approximately $5.9 million year-to-date loss recorded in cost of sales on the sale of our consumer and floral glass operations and the second-quarter pension settlement charge of approximately $3.0 million recorded in our Corporate segment. The loss on the sale of our consumer and floral glass operations totaled approximately $5.7 million in the quarter ended December 31, 2007 and $0.2 million in the quarter ended March 31, 2008.
     In the Specialty Foods segment, gross margin percentages declined in both the three and nine months of 2008 despite benefiting from the higher sales volumes and improvements in pricing. Significant factors adversely affecting margins were higher ingredient costs, such as for soybean oil, flour, eggs and dairy-

derived products; higher transportation costs; and increased depreciation and amortization. We estimate that the impact of higher raw-material costs adversely affected costs by more than $18 million and approximately $40 million for the comparative three and nine-month periods, respectively. While we anticipate that the gross margins of the segment will continue to be affected by these higher costs, we expect that retail pricing actions, both the one taken in March 2008 and another we plan to implement just after the fiscal year ends, will mitigate the impact of these escalating costs.
     Gross margin percentages in the Glassware and Candles segment declined from the prior-year periods primarily due to the loss on the sale of our consumer and floral glass operations, but were also affected by lower candle sales, higher wax costs and, especially for the quarter, the effect from production volumes being reduced to better balance candle inventories. The impact of this lower production level is likely to also impact the results of the fourth quarter.
     Within our Automotive segment, gross margin percentages increased as compared to the prior-year periods due to the greater sales volume, somewhat better pricing and improved operating efficiencies.

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2008	2007	Change		2008	2007	Change
Selling, General and Administrative Expenses	$22,615	$23,463	$(848)	(4)%	$70,635	$69,324	$1,311	2%

SG&A Expenses as a Percent of Sales	8.4%	8.8%			8.2%	8.5%

     Consolidated selling, general and administrative costs of approximately $22.6 million and $70.6 million for the three and nine months ended March 31, 2008 decreased by 4% and increased by 2%, respectively, from the $23.5 million and $69.3 million incurred for the three and nine months ended March 31, 2007. As a percentage of sales, the selling, general and administrative costs are slightly lower than the prior-year quarter or year-to-date periods.
Restructuring and Impairment Charge
     In the third quarter of 2007, we announced our plan to close our industrial glass operation located in Lancaster, Ohio. During 2007, we recorded a restructuring and impairment charge of approximately $3.5 million ($2.3 million after taxes) including $1.4 million recorded in cost of sales for the write-down of inventories. Active business operations have effectively ceased for this operation. The operations of this closed unit have not been reclassified to discontinued operations under the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
     We recorded no additional restructuring and impairment charge during the three months ended March 31, 2008. During the nine months ended March 31, 2008, we recorded approximately $0.2 million ($0.1 million after taxes), including less than $0.1 million recorded in cost of sales for the write-down of inventories during the first quarter, for costs incurred during that period. The majority of these charges resulted in cash outlays and consisted of one-time termination benefits.
     The total costs associated with this plant closure are expected to be approximately $5 million and include the above-noted costs and other costs associated with future real property disposal-related activities. Total remaining cash expenditures are estimated to be approximately $1.4 million and are expected to occur over the balance of calendar 2008.
     At March 31, 2008, the unsold real property that was related to the closing noted above, as well as the real property we retained in connection with our June 2007 sale of our automotive accessory division, met the criteria defined in SFAS 144 to be considered “held for sale.” As such, these assets, with a net book value of $1.8 million, have been reclassified to current and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with SFAS 144, we will no longer be depreciating these held for sale assets.

     An analysis of the restructuring activity for the nine months ended March 31, 2008 and the related liability recorded within the Glassware and Candles segment follows:

	Accrual at		2008	Accrual at
	June 30,	2008	Cash	March 31,
	2007	Charge	Outlays	2008
Restructuring and Impairment Charge
Employee Separation Costs	$266	$173	$(315)	$124
Other Costs	219	–	(65)	154

Subtotal	$485	173	$(380)	$278

Accelerated Depreciation		9
Inventory Write-Down		17

Total Restructuring and Impairment Charge		$199

     The restructuring accrual is recorded in accrued liabilities at March 31, 2008.
Operating Income
     The foregoing factors contributed to consolidated operating income totaling approximately $13.6 million and $62.2 million for the three and nine months ended March 31, 2008, respectively. These amounts represent decreases of 36% and 17% from the corresponding periods of the prior year. By segment, our operating income can be summarized as follows:

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2008	2007	Change		2008	2007	Change
Operating Income

Specialty Foods	$14,361	$22,046	$(7,685)	(35)%	$66,444	$76,997	$(10,553)	(14)%
Glassware and Candles	(38)	987	(1,025)	N/M	1,595	4,109	(2,514)	(61)%
Automotive	1,339	441	898	204%	3,896	(425)	4,321	N/M
Corporate Expenses	(2,046)	(2,240)	194	(9)%	(9,761)	(5,732)	(4,029)	70%

Total	$13,616	$21,234	$(7,618)	(36)%	$62,174	$74,949	$(12,775)	(17)%

Operating Income as a Percent of Sales

Specialty Foods	7.3%	12.4%			11.1%	14.2%
Glassware and Candles	–	2.0%			1.1%	2.3%
Automotive	3.4%	1.2%			3.3%	–
Consolidated	5.0%	8.0%			7.2%	9.1%
Interest Expense
     Interest expense of approximately $0.6 million and $2.5 million for the three and nine months ended March 31, 2008, respectively, related to borrowings during these periods. No significant borrowings were utilized in 2007, as interest expense was less than $0.1 million for the nine months ended March 31, 2007.
Other Income — Continued Dumping and Subsidy Offset Act
     We received a distribution of approximately $2.5 million from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) in the second quarter of 2008, as compared to a distribution of approximately $0.7 million in the corresponding period of 2007. CDSOA, which applies to our candle operations, is intended to redress unfair dumping of imported products through cash payments to eligible affected companies. Such payments are in part dependent upon the amount of antidumping duties collected by the U.S. government on those products. In February 2006, legislation was enacted to repeal the applicability of CDSOA to duties collected on imported products entered into the United States after September 2007, although certain amounts collected prior to this date may not become disbursed until subsequent years. However, the U.S. Court of International Trade (“CIT”) ruled unconstitutional, in two separate cases, CDSOA’s procedures for determining eligibility for distributions. Both cases are ongoing, and we do not expect that the CIT’s decisions will be finalized until the appeals process has been exhausted. Other cases challenging the constitutionality of CDSOA are pending before the CIT, most of which have been assigned to a panel of three CIT judges. The ultimate resolution of the pending litigation, its timing and what, if any, effects the litigation will have on our financial results or receipt of future CDSOA distributions is uncertain. In addition to the CIT rulings, there are a number of other factors that can affect whether we receive any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential changes in the law, other ongoing or potential legal challenges to the law and the administrative operation of the law.
Interest Income and Other — Net
     The quarter and year-to-date periods ended March 31, 2008 included interest income and other of approximately $0.3 million and $0.7 million, respectively, as compared to $0.3 million and $0.8 million in the corresponding periods of the prior year.
Income from Continuing Operations Before Income Taxes
     As impacted by the factors discussed above, income from continuing operations before income taxes for the three months ended March 31, 2008 decreased by approximately $8.2 million to $13.3 million from the prior-year total of $21.5 million. Income from continuing operations before income taxes for the nine months ended March 31, 2008 and 2007 was approximately $62.9 million and $76.5 million, respectively.
Income from Continuing Operations
     Third quarter income from continuing operations for 2008 of approximately $8.8 million decreased from the preceding year’s income from continuing operations for the quarter of $13.6 million, as influenced by the factors noted above. Year-to-date income from continuing operations of approximately $40.4 million decreased from the prior year-to-date total of $48.4 million. Our effective tax rate of 35.8% for the nine months ended March 31, 2008 decreased from the prior-year rate of 36.6% due mainly to an increase in the federal income tax deduction rate for qualified production activities. The lower effective tax rate for the quarter ended March 2008 was also influenced by a change in estimate related to certain state and local tax rates.
     Income from continuing operations per share for the third quarter of 2008 totaled $.30 per basic and diluted share, as compared to $.43 per basic and diluted share recorded in the prior year. This amount was influenced by our share repurchase program, which contributed to an 8% year-over-year reduction in weighted average shares outstanding. Year-to-date income from continuing operations per share was $1.35 on a basic and diluted basis compared to $1.53 on a basic and diluted basis for the prior-year period.
Discontinued Operations
     Loss from discontinued operations, net of tax, totaled approximately $0.2 million for the three and nine months ended March 31, 2008, or $.01 per basic and diluted share. This activity was for the settlement of the working capital adjustment related to the June 2007 sale of our automotive accessory division based in Coshocton, Ohio and LaGrange, Georgia. Loss from discontinued operations, net of tax, totaled approximately $0.1 million and $3.3 million for the three and nine months ended March 31, 2007, respectively, or less than $.01 and $.11 per basic and diluted share, respectively.
Net Income
     Third quarter net income for 2008 of approximately $8.6 million decreased from the preceding year’s net income for the quarter of $13.5 million, as influenced by the factors noted above. Year-to-date net income of approximately $40.2 million decreased from the prior year-to-date total of $45.1 million due to the reasons described above. Net income per share for the third quarter of 2008 totaled $.30 per basic and diluted share compared to $.43 per basic and diluted share for the third quarter of 2007. Year-to-date net income per share was $1.35 on a basic and diluted basis compared to $1.42 on a basic and diluted basis for the prior-year period.

FINANCIAL CONDITION
     The prior-year cash flows discussed below have been adjusted to reflect the classification of the sold Automotive operations as discontinued operations. The year-over-year comparisons are based upon continuing operations.
     For the nine months ended March 31, 2008, net cash provided by operating activities from continuing operations totaled approximately $72.4 million as compared to $69.9 million in the prior-year period. The increase was influenced by the extent of comparatively favorable relative changes in working capital components.
     Cash provided by investing activities from continuing operations for the nine months ended March 31, 2008 was approximately $1.8 million, compared to $4.8 million in the prior year. The net proceeds from the sale of the glass businesses of approximately $19.6 million were more than the year-to-date capital expenditures of approximately $16.0 million. In the prior year, capital expenditures were more than double the current-year total, but they were offset by the relative change in net short-term investments.
     Cash used in financing activities from continuing operations for the nine months ended March 31, 2008 of approximately $70.0 million increased from the prior-year cash use of $68.9 million due primarily to increased treasury share repurchases as offset by the proceeds from current year debt borrowings. At March 31, 2008, approximately 1,370,000 shares remain authorized for future buyback under the existing buyback program.
     On October 5, 2007, we entered into a new unsecured revolving credit facility, which replaced the credit facility existing on September 30, 2007. Under the new facility, we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. We currently have $77.5 million outstanding under this facility. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. Loans may be used for general corporate purposes.
     We believe that internally generated funds, our existing aggregate balances in cash and cash equivalents, in addition to our currently available bank credit arrangements, should be adequate to meet our foreseeable cash requirements.
CONTRACTUAL OBLIGATIONS
     We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other obligations, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of obligations not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of March 31, 2008 and future minimum lease payments for the use of property and equipment under operating lease agreements. As discussed in Note 2 to the consolidated financial statements, in connection with the sale of our glass operations, we entered into a non-exclusive, three-year supply agreement with the buyer for certain glassware products that our candle operations continue to use. There have been no other significant changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007.
CRITICAL ACCOUNTING POLICIES
     There have been no changes in critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 establishes disclosure requirements for derivative instruments and for hedging activities. The Statement also amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. This pronouncement is effective for the quarter ending March 31, 2009. We are currently evaluating the impact, if any, that SFAS 161 will have on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement is effective as of the beginning of our 2010 fiscal year. We are currently evaluating the impact, if any, that SFAS 141R will have on our financial position or results of operations.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement is effective as of the beginning of our 2009 fiscal year; however, the FASB has issued a one-year deferral of the adoption of the standard as it relates to nonfinancial assets and liabilities. We are currently evaluating the impact that SFAS 157, and its related FASB Staff Positions, will have on our financial position or results of operations.
RECENTLY ADOPTED ACCOUNTING STANDARDS
     Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Upon adoption, we recognized a decrease to retained earnings of approximately $1.2 million to increase our tax contingency reserves for uncertain tax positions. The gross tax contingency reserve at the time of adoption was approximately $2.4 million and consisted of unrecognized tax liabilities of approximately $1.5 million and penalties and interest of approximately $0.9 million. At March 31, 2008, the tax contingency reserves were not materially different than at adoption. We do not have any unrecognized tax benefits for uncertain tax positions. In accordance with FIN 48, uncertain tax positions have been classified in the Consolidated Balance Sheet as long-term since payment is not expected to occur within the next 12 months. As of March 31, 2008, the long-term portion of uncertain tax positions was approximately $2.5 million. While the amount of uncertain tax positions may change within the next 12 months, we do not anticipate any significant effects on our financial position or results of operations. We recognize interest and penalties related to uncertain tax positions in income tax expense.
Forward-Looking Statements
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “plan,” “expect,” “hope,” or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments, and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including, without limitation:
•	the overall strength of the economy;

•	changes in financial markets;

•	slower than anticipated sales growth;

•	the extent of operational efficiencies achieved;

•	the success of new product introductions;

•	price and product competition;

•	increases in energy and raw-material costs;

•	the reaction of customers or consumers to price increases we may implement;

•	our ability to consummate good-fitting acquisitions; and

•	the uncertainty regarding the effect or outcome of our decision to explore strategic alternatives among our nonfood operations.
     Management believes these forward-looking statements to be reasonable; however, you should not place undue reliance on such statements that are based on current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update such forward-looking statements. More detailed statements regarding significant events that could affect our financial results are included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, as filed with the Securities and Exchange Commission.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our market risks have not changed materially from those disclosed in our 2007 Annual Report on Form 10-K.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed under Item 1A in our 2007 Annual Report on Form 10-K and under Item 1A in our Quarterly Report on Form 10-Q for the period ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) In August 2007, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 1,370,000 shares remain authorized for future repurchases at March 31, 2008. In the third quarter, we made the following repurchases of our common stock:

			Total Number	Maximum Number
	Total	Average	of Shares	of Shares That May
	Number	Price	Purchased as	Yet be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plans or
Period	Purchased	Share	Announced Plans	Programs
January 1-31, 2008	270,255	$36.44	270,255	1,826,056
February 1-29, 2008	270,303	$36.94	270,303	1,555,753
March 1-31, 2008	185,304	$38.41	185,304	1,370,449

Total	725,862	$37.13	725,862	1,370,449

     This share repurchase authorization does not have a stated expiration date.
Item 6. Exhibits
     See Index to Exhibits following Signatures.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation
(Registrant)

Date: May 12, 2008	By:	/s/ John B. Gerlach, Jr.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 12, 2008	By:	/s/ John L. Boylan
John L. Boylan
Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2008
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith