Form 10-Q/A
period 2008-03-31
LANCASTER COLONY CORP
filed 2008-08-28
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
(Amendment No. 1)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     As of April 30, 2008, there were approximately 28,723,000 shares of Common Stock, without par value per share, outstanding.

EXPLANATORY NOTE
     Lancaster Colony Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (this “Amendment”) to include Item 5 of Part II of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on May 12, 2008 (the “Original Filing”) to disclose the fact that the Company made certain grants of stock appreciation rights and restricted stock under the Lancaster Colony Corporation 2005 Stock Plan pursuant to new form award agreements. This Amendment also amends the cover page, and amends Item 6 of Part II and the Index to Exhibits of the Original Filing to include as exhibits the new form of restricted stock award agreement and the new form of stock appreciation rights award agreement.
     As a result of this Amendment, additional management certifications have been executed and filed as of the date of this Amendment. Except as described in this Explanatory Note, this Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing, and those unaffected parts or exhibits are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained herein or therein to reflect events that have occurred since the filing of the Original Filing.
PART II — OTHER INFORMATION
Item 5. Other Information
     On February 27, 2008, we granted 12,000 stock-settled stock appreciation rights (“SSSARs”) and 300 shares of restricted stock each to John L. Boylan and Bruce L. Rosa, two of our named executive officers, under the Lancaster Colony Corporation 2005 Stock Plan. The SSSARs were granted pursuant to a new form of stock appreciation rights award agreement that provides for, among other things, vesting of one-third of the SSSARs each year over a three-year period beginning on the first anniversary of the grant date so long as the grantee remains employed by us. Vested SSSARs can be exercised by the grantee for up to five years after the grant date, subject to shorter exercise periods in the event of the grantee’s death or disability or another termination event. The restricted stock awards were granted pursuant to a new form of restricted stock award agreement that provides for, among other things, vesting of all of the shares of restricted stock upon the earliest to occur of a change in control of the Company, the grantee’s death or disability or the third anniversary of the grant date. The restricted stock award agreement also provides that the awarded shares of restricted stock will be forfeited if the grantee ceases to be employed by us before the third anniversary of the date of grant for any reason other than his or her death or disability.
     The Form of Restricted Stock Award Agreement and Form of Stock Appreciation Rights Award Agreement are filed herewith as Exhibits 10.1 and 10.2, respectively.
Item 6. Exhibits
     See Index to Exhibits following Signatures

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation
(Registrant)

Date: August 28, 2008	By:	/s/ John L. Boylan
John L. Boylan
Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
MARCH 31, 2008
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

10.1*	Form of Restricted Stock Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan	Filed herewith

10.2*	Form of Stock Appreciation Rights Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan	Filed herewith

31.1	Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(a)

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(a)	Indicates the exhibit is incorporated by reference to Exhibit 32 to Lancaster Colony Corporation’s Quarterly Report on Form 10-Q (000-04065) for the quarter ended March 31, 2008.