Form 10-K
period 2008-06-30
LANCASTER COLONY CORP
filed 2008-08-29
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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
614-224-7141
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, without par value (including Series A Participating	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Preferred Share Purchase Rights)
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐   No ☑
     The aggregate market value of Common Stock held by non-affiliates on December 31, 2007 was approximately $816,629,000, based on the closing price of these shares on that day.
     As of August 20, 2008, there were approximately 28,247,000 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I
Item 1. Business
GENERAL
     Lancaster Colony Corporation, an Ohio corporation (reincorporated in 1992, successor to a Delaware corporation originally incorporated in 1961), is primarily a manufacturer and marketer of consumer goods. Our focus is manufacturing and marketing of specialty foods for the retail and foodservice markets. We also manufacture and market candles for the food, drug and mass markets. Less significantly, we have operations engaged in the distribution of various products, including glassware and candles, to commercial markets. In recent years, our strategy has shifted away from operating businesses in a variety of industries towards emphasizing the growth and success we have achieved in our Specialty Foods segment. Fiscal 2008 marked another significant year in implementing this strategy as we continued to divest nonfood operations and focus our capital investment in the Specialty Foods segment. Our principal executive offices are located at 37 West Broad Street, Columbus, Ohio 43215 and our telephone number is 614-224-7141.
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
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
     We operate in two business segments - “Specialty Foods” and “Glassware and Candles” - with the sales of these segments accounting for approximately 82% and 18%, respectively, of consolidated net sales of continuing operations for the year ended June 30, 2008. Previously, we also operated a third segment known as “Automotive.” In June 2008, we sold our remaining automotive operations and eliminated this segment from our continuing operations. The financial information relating to business segments for the three years in the periods ended June 30, 2008, 2007 and 2006 is included in Note 18 to the consolidated financial statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.
Specialty Foods
     The food products we manufacture and sell include salad dressings and sauces marketed under the brand names “Marzetti,” “T. Marzetti,” “Cardini’s,” “Pfeiffer” and “Girard’s”; fruit glazes, vegetable dips and fruit dips marketed under the brand name “T. Marzetti”; frozen hearth-baked breads marketed under the brand names “New York BRAND” and “Mamma Bella”; frozen Parkerhouse style yeast dinner rolls and sweet rolls, as well as biscuits, marketed under such brand names as “Sister Schubert’s,” “Marshall’s” and “Mary B’s”; premium dry egg noodles marketed under the brand names “Inn Maid” and “Amish Kitchen”; frozen specialty noodles and pastas marketed under the brand names “Reames” and “Aunt Vi’s”; croutons and related products marketed under the brand names “New York BRAND,” “Chatham Village,” “Cardini’s” and “T. Marzetti” and caviar marketed under the brand name “Romanoff.” A portion of our sales in this segment relates to products sold under private label to retailers, distributors and restaurants primarily in the United States. Additionally, a portion of our sales relates to frozen specialty noodles and pastas sold to industrial customers for use as ingredients in their products.

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
     Sales attributable to one customer comprised approximately 13%, 13% and 12% of this segment’s total net sales in 2008, 2007 and 2006, respectively. No other customer accounted for more than 10% of this segment’s total net sales. Although we have the leading market share in several product categories, all of the markets in which we sell food products are highly competitive in the areas of price, quality and customer service.
     The Specialty Foods segment reported its 38th consecutive year of record sales in 2008. Our strong retail brands and product development capabilities continue to be a source of future growth for this segment. In foodservice markets, we attempt to expand existing customer relationships and pursue new opportunities by leveraging our culinary skills and experience to support the development of new menu offerings. Acquisitions are also a component of our future growth plans, with a focus on fit and value. The 2007 acquisition of Marshall Biscuit Company, Inc., a privately owned producer and marketer of frozen yeast rolls and biscuits, is the most recent example of this segment’s growth through complementary acquisitions.
     A significant portion of this segment’s product lines is manufactured at our 16 plants located throughout the United States. However, certain items are also manufactured and packaged by third parties located in the United States, Canada and England under contractual agreements established by us.
     Efficient and cost-effective production remains a key focus of the Specialty Foods segment. Beyond this segment’s ongoing initiatives for cost savings and operational improvements, we recently completed the construction of two new production facilities in Hart County, Kentucky. In 2007, we began production at our new salad dressing plant with the incremental capacity enabling us to achieve operating efficiencies at both the new and existing dressing plant locations. In 2008, we started production at a newly constructed facility for the manufacture of frozen yeast rolls. This new facility is helping to satisfy increased customer demand and improve operating efficiencies.
     The operations of this segment are not affected to any material extent by seasonal fluctuations. We do not utilize any franchises or concessions in this business segment. The trademarks that we utilize are significant to the overall success of this segment. The patents and licenses under which we operate, however, are not essential to the overall success of this segment.
Glassware and Candles
     We sell candles, candle accessories, and other home fragrance products in a variety of sizes, forms and fragrance in retail markets to mass merchants, supermarkets, drug stores and specialty shops under the “Candle-lite” brand name. A portion of our candle business is marketed under private label. Of less significance, we also sell candles, glassware and various other products to customers in certain commercial markets, including restaurants, hotels, hospitals and schools.
     All the markets in which we sell candle products are highly competitive in the areas of design, price, quality and customer service. Sales attributable to one customer comprised approximately 34%, 30% and 29% of this segment’s total net sales in 2008, 2007 and 2006, respectively. No other customer accounted for more than 10% of this segment’s total net sales.
     Seasonal retail stocking patterns cause certain of this segment’s products to experience increased sales in the first half of the fiscal year. We do not use any franchises or concessions in this segment. The patents and licenses under which we operate are not essential to the overall success of this segment. Certain trademarks are important, however, to this segment’s marketing efforts.
     In March 2007, we announced the closing of our industrial glass operation located in Lancaster, Ohio. Active business operations have ceased for this operation and we are attempting to sell the remaining real estate.
     In November 2007, as part of a strategic alternative review of nonfood operations, we announced the sale of most of our consumer and floral glass operating assets. These operations generated net sales of approximately $18 million in 2008 and approximately $53 million in both 2007 and 2006.
NET SALES BY CLASS OF PRODUCTS
     The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products that account for at least 10% of our consolidated net sales in any year from 2006 through 2008:

	2008	2007	2006
Specialty Foods:
Retail	42%	40%	41%
Foodservice	41%	37%	36%
Glassware and Candles:
Consumer Table and Giftware	15%	18%	18%
     Net sales attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) totaled approximately 17%, 17% and 16% of consolidated net sales for 2008, 2007 and 2006, respectively.
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
EMPLOYEES AND LABOR RELATIONS
     As of June 30, 2008, we had approximately 3,500 employees. Approximately 23% of these employees are represented under various collective bargaining agreements, which expire at various times through calendar year 2013. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material adverse effect on our business and results of operations.
FOREIGN OPERATIONS AND EXPORT SALES
     Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations.

RAW MATERIALS
     During 2008, we obtained adequate supplies of raw materials for all of our segments. We rely on a variety of raw materials for the day-to-day production of our products, including soybean oil, certain dairy-related products, flour, fragrances and colorant agents, paraffin wax and plastic and paper packaging materials.
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
Item 1A. Risk Factors
     An investment in our common stock is subject to certain risks inherent in our business. The material risks and uncertainties that we believe affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are not aware of, or focused on, or that we currently deem immaterial, may also impair our business operations.
     If any of the following risks occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly.
Competitive conditions within our markets could impact our sales volumes and operating margins.
     Competition within all our markets is intense and is expected to remain so. Numerous competitors exist, many of which are larger in size. Global production overcapacity has also had an impact on operations within our Glassware and Candles segment. These competitive conditions could lead to significant downward pressure on the prices of our products, which could have a material adverse effect on our revenues and profitability.
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
     Our net sales to Wal-Mart represented approximately 17% of consolidated net sales for the year ended June 30, 2008. We believe that our relationship with Wal-Mart is good, but we cannot assure that we will be able to maintain this relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Wal-Mart’s financial condition could also have a material adverse effect on our business and results of operations.
Increases in the costs or limitations to the availability of raw materials we use to produce our products could adversely affect our business by increasing our costs to produce goods.
     We purchase a majority of our key raw materials on the open market. Our ability to avoid the adverse effects of a pronounced, sustained price increase in our raw materials is limited. However, we try to limit our exposure to price fluctuations for raw materials by occasionally entering into longer-term, fixed-price contracts for certain raw materials. Our principal raw-material needs include soybean oil, various dairy-

related products, flour, paper and plastic packaging materials and paraffin wax. We have observed increased pricing on many of these raw materials in recent years. During 2007, and more so in 2008, commodity markets for grain-based products, on which our food products depend, including dairy, soybean oil and flour products, rose significantly and became extremely volatile due to recent concerns over grain-based fuel sources and worldwide demand for petroleum. Further, escalating petroleum costs have adversely impacted our costs of paraffin wax and inbound freight on all purchased materials. We anticipate that future sources of supply will generally be adequate for our needs, but disruptions in availability and increased prices could have a material adverse effect on our business and results of operations.
     The increase in the costs of raw materials used in our Specialty Foods segment during 2007 and 2008 had an adverse impact on our operating income. We have taken, and plan to take, further measures to offset the impact of these higher costs, including the implementation of higher pricing. However, uncertainty exists as to our ability to implement these measures, as well as the reaction of consumers to them. There is also no assurance that we will not experience further increases in the costs of raw materials. Such further increases, as well as an inability to effectively implement additional measures to offset higher costs, could have a material adverse effect on our business and results of operations.
A disruption of production at certain of our manufacturing facilities could result in an inability to provide adequate levels of customer service.
     Because we produce certain products at a single manufacturing site, it is possible that we could experience a production disruption that results in a reduction or elimination of the availability of some of our products. Should we not be able to obtain alternate production capability in a timely manner, a negative impact on our operations could result.
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
     Any claim or product recall could result in noncompliance with regulations of the Food and Drug Administration or the U.S. Consumer Product Safety Commission. Such an action could force us to stop selling our products and create significant adverse publicity that could harm our credibility and decrease market acceptance of our products.
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
     We are subject to volatility in energy-related costs that affect the cost of producing our products. This is especially true in our Glassware and Candles segment, in which we use large amounts of paraffin wax, and in our Specialty Foods segment, in which we utilize petroleum-derived packaging materials. Increases in these types of costs could have a material adverse effect on our business and results of operations.

The availability and cost of transportation for our products is vital to our success, and the loss of availability or increase in the cost of transportation could have an unfavorable impact on our business and results of operations.
     Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products is a key factor in our success. Our Specialty Foods segment requires the use of refrigerated trailers to ship many of its products. Delays in transportation, especially in our Specialty Foods segment, where orders are generally filled in three to seven days following the receipt of the order, could have a material adverse effect on our business and results of operations. Further, high fuel costs also impact our financial results. We are often required to pay fuel surcharges to third-party transporters of our products due to high fuel costs. These fuel surcharges can be substantial and increase our cost of goods sold. If we are unable to pass those high costs to our customers in the form of price increases, those high costs could have a material adverse effect on our business and results of operations.
Our inability to successfully renegotiate union contracts and any prolonged work stoppages or other business disruptions could have an adverse effect on our business and results of operations.
     Three of our union contracts will be subject to renegotiation during fiscal 2009. We believe that our labor relations with unionized employees are good, but our inability to successfully negotiate the renewal of these contracts could have a material adverse effect on our business and results of operations. Any prolonged work stoppages could also have an adverse effect on our results of operations.
     We are also subject to risks of other business disruptions associated with our dependence on our production facilities and our distribution systems. Natural disasters, terrorist activity or other events could interrupt our production or distribution and have a material adverse effect on our business and results of operations.
There is no certainty regarding the amount of future CDSOA distributions.
     The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $2.5 million, $0.7 million, and $11.4 million in 2008, 2007 and 2006, respectively. These remittances related to certain candles being imported from the People’s Republic of China.
     The CDSOA has faced a growing number of legal challenges. In February 2006, legislation was enacted to repeal the applicability of the CDSOA to duties collected on imported products after September 2007. This legislation is expected to reduce any distributions in years after 2007, with distributions eventually ceasing. In addition, the U.S. Court of International Trade (“CIT”) ruled in two separate cases that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The CIT rulings are still under appeal, and other cases have been brought, from time to time, challenging various aspects of the CDSOA. The ultimate resolution of ongoing litigation concerning the CDSOA and the effects, if any, the litigation will have on our financial results or receipt of future CDSOA distributions, are uncertain. Based on the current legal challenges, it is possible that we may not receive any CDSOA distributions in 2009 and beyond.
Restructuring and impairment charges could have a material adverse effect on our financial results.
     We recorded restructuring and impairment charges totaling approximately $1.3 million and $3.5 million in 2008 and 2007, respectively, including less than $0.1 million and approximately $1.4 million recorded in cost of sales for the write-down of inventories in 2008 and 2007, respectively. Likewise, future events may occur that would adversely affect the reported value of our assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, or a material adverse change in our relationship with significant customers.

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
Potential indemnification costs relating to business divestitures could have a material adverse effect on our business and results of operations.
     We made several business divestitures in 2008 and 2007. These divestitures were made pursuant to agreements that contain customary indemnification provisions, some of which run in favor of the purchasers. In the future, if any of these indemnification provisions are triggered, we may be required to make indemnification payments to these purchasers or other parties. Any potential payments that we may be required to make under our divestiture agreements could have a material adverse effect on our business and results of operations.
A future increase in our indebtedness could adversely affect our profitability and operational flexibility.
     For the first time in several years, we began incurring borrowings in 2007. These borrowings continued throughout 2008. We anticipate that such indebtedness will persist in 2009, perhaps at higher average levels than in 2008. A consequence of such indebtedness could be a reduction in the level of our profitability due to higher interest expense. Depending on the future extent and availability of our borrowings, we could also become more vulnerable to economic downturns, require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise be unable to meet our obligations when due.
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
     As a result of recent strategic alternative activities, we currently hold various parcels of real property that are not currently used in our operations. These facilities have a net book value at June 30, 2008 of approximately $3.2 million. In addition, we may make further specific determinations in the future with respect to additional facilities or sell other operations while retaining the associated real property. These determinations could be announced at any time. Possible adverse consequences resulting from or related to these properties may include various accounting charges, disposition costs related to the potential sale of a property, costs associated with leasing obligations, and other normal or attendant risks and uncertainties associated with holding, leasing or selling real property.
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
     In addition, if and as these properties become ready and available for sale, it may take months and possibly longer to sell these properties at a suitable price. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property. If we are unable to sell a property when we determine to do so, it could have an adverse effect on our cash flow and results of operations.
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     We use approximately 2.8 million square feet of space for our operations. Of this space, approximately 0.5 million square feet are leased.

     The following table summarizes our locations that in total exceed 75,000 square feet of space (including aggregation of multiple facilities) and that are considered our principal manufacturing and warehousing operations:

		Approximate	Terms of
Location	Business Segment	Square Feet	Occupancy
Altoona, IA (1)	Specialty Foods	109,000	Owned/Leased
Bedford Heights, OH (1)	Specialty Foods	98,000	Owned/Leased
Columbus, OH (1)	Specialty Foods	392,000	Owned/Leased
Grove City, OH	Specialty Foods	195,000	Owned
Horse Cave, KY	Specialty Foods	333,000	Owned
Luverne, AL	Specialty Foods	91,000	Owned
Milpitas, CA (2)	Specialty Foods	130,000	Owned/Leased
Wilson, NY	Specialty Foods	80,000	Owned
Leesburg, OH	Glassware and Candles	860,000	Owned
Jackson, OH	Glassware and Candles	122,000	Owned

(1)	Part leased for term expiring in calendar year 2009

(2)	Part leased for term expiring in calendar year 2010
     As a result of our strategic alternative activities, we also hold various parcels of real property that we do not currently use in our operations. The related facilities contain in excess of 2 million square feet.
Item 3. Legal Proceedings
     We currently are a party to various legal proceedings. Such matters did not have a material adverse effect on the current-year results of operations. While we believe that the ultimate outcome of these various proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or future results of operations, litigation is always subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from manufacturing or selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on net income for the period in which the ruling occurs and future periods.
Item 4. Submission of Matters to a Vote of Security Holders
     None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock trades on The NASDAQ Global Select Market under the symbol LANC. The following table sets forth the high and low prices for Lancaster Colony Corporation common shares and the dividends paid for each quarter of 2008 and 2007. Stock prices were provided by The NASDAQ Stock Market LLC.

			Dividends
	Stock Prices		Paid
	High	Low	Per Share
2008
First quarter	$44.02	$35.89	$.27
Second quarter	44.10	36.11	.28
Third quarter	41.05	32.72	.28
Fourth quarter	41.62	30.27	.28

Year			$1.11

2007
First quarter	$46.00	$37.28	$.26
Second quarter	47.38	39.31	.27
Third quarter	45.96	39.99	.27
Fourth quarter	45.09	41.23	.27

Year			$1.07

     The number of shareholders as of August 20, 2008 was approximately 6,400. The highest and lowest prices for our common stock from July 1, 2008 to August 20, 2008 were $38.00 and $29.57.
     We have paid dividends for 180 consecutive quarters. Future dividends will depend on our earnings, financial condition and other factors.
Issuer Purchases of Equity Securities
     Our Board of Directors (“Board”) approved a share repurchase authorization of 2,000,000 shares in August 2007. Approximately 1,005,000 shares from this authorization remained authorized for future purchase at June 30, 2008. In the fourth quarter, we made the following repurchases of our common stock:

			Total Number
	Total	Average	of Shares	Maximum Number
	Number	Price	Purchased as	of Shares That May
	of Shares	Paid Per	Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans	Under the Plans
April 1-30, 2008	95,250	$39.91	95,250	1,275,199
May 1-31, 2008	240,260	$32.55	240,260	1,034,939
June 1-30, 2008	30,155	$31.71	30,155	1,004,784

Total	365,665	$34.40	365,665	1,004,784

     This share repurchase authorization does not have a stated expiration date.

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
OF LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX
AND THE DOW JONES U.S. FOOD PRODUCERS INDEX
     The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2003 in each of our Common Stock, the S&P Midcap 400 Index and the Dow Jones U.S. Food Producers Index. It is assumed that all dividends are reinvested.
Cumulative Total Return (Dollars)

	6/03	6/04	6/05	6/06	6/07	6/08
Lancaster Colony Corporation	100.00	109.95	116.01	114.99	125.13	93.20
S&P Midcap 400	100.00	127.98	145.94	164.88	195.40	181.07
Dow Jones U.S. Food Producers	100.00	120.67	126.81	137.93	161.55	146.84

     There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the above graph.

Item 6. Selected Financial Data
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY

(Thousands Except	Years Ended June 30
Per Share Figures)	2008	2007	2006	2005	2004
Operations
Net Sales(1)	$980,915	$945,810	$924,571	$907,345	$870,351
Gross Margin(1)	$157,341	$181,740	$189,074	$191,014	$188,479
Percent of Sales	16.0%	19.2%	20.4%	21.1%	21.7%
Interest Expense	$(3,076)	$(150)	$—	$—	$—
Percent of Sales	0.3%	0.0%	0.0%	0.0%	0.0%
Other Income — Continued Dumping and Subsidy Offset Act	$2,533	$699	$11,376	$26,226	$1,987
Income from Continuing Operations Before Income Taxes(1)	$75,668	$101,260	$125,734	$141,928	$116,432
Percent of Sales	7.7%	10.7%	13.6%	15.6%	13.4%
Taxes Based on Income(1)	$27,229	$36,981	$44,494	$52,550	$43,559
Income from Continuing Operations(1)	$48,439	$64,279	$81,240	$89,378	$72,873
Percent of Sales	4.9%	6.8%	8.8%	9.9%	8.4%
Income (Loss) from Discontinued Operations, Net of Tax	$2,633	$(3,475)	$1,714	$3,710	$7,129
Loss on Sale of Discontinued Operations, Net of Tax	$(13,452)	$(15,120)	$—	$—	$—
Net Income	$37,620	$45,684	$82,954	$93,088	$80,002
Percent of Sales	3.8%	4.8%	9.0%	10.3%	9.2%
Diluted Income (Loss) per Common Share:
Continuing Operations(1)	$1.64	$2.03	$2.42	$2.56	$2.04
Discontinued Operations	$(.37)	$(.59)	$.05	$.11	$.20
Net Income	$1.28	$1.45	$2.48	$2.67	$2.24
Cash Dividends per Common Share	$1.11	$1.07	$3.03	$.98	$.89

Financial Position
Cash, Equivalents and Short-Term Investments(1)	$19,417	$8,316	$41,815	$184,580	$178,503
Total Assets	$520,178	$598,497	$628,021	$731,278	$712,885
Working Capital	$144,925	$137,121	$235,283	$370,559	$358,274
Property, Plant and Equipment-Net(1)	$179,573	$194,589	$162,107	$131,837	$134,325
Long-Term Debt	$55,000	$—	$—	$—	$—
Property Additions(1)	$16,832	$53,589	$51,860	$18,917	$13,329
Depreciation and Amortization(1)	$24,138	$24,081	$24,980	$26,351	$23,717
Shareholders’ Equity	$359,218	$444,309	$494,421	$587,726	$586,785
Per Common Share	$12.63	$14.45	$15.33	$17.17	$16.54
Weighted Average Common Shares Outstanding–Diluted	29,499	31,603	33,502	34,925	35,778

(1)	Amounts exclude the impact of certain discontinued automotive operations sold in the fiscal years ended June 30, 2008 and 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three years in the periods ended June 30, 2008, 2007 and 2006 and our liquidity and capital resources as of June 30, 2008 and 2007. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2008 refers to fiscal 2008, which is the period from July 1, 2007 to June 30, 2008. In the discussion that follows, we analyze the results of our operations for the last three years, including the trends in our overall business, followed by a discussion of our cash flows and liquidity and contractual obligations. We then provide a review of the critical accounting policies and estimates that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recently issued accounting pronouncements.
     The following discussion should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and the notes thereto, all included elsewhere in this Annual Report on Form 10-K. The forward-looking statements in this section and other parts of this report involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption “Forward-Looking Statements.”
EXECUTIVE SUMMARY
Business Overview
     Lancaster Colony Corporation is primarily a manufacturer and marketer of consumer goods. Our focus is manufacturing and marketing specialty foods for the retail and foodservice markets. We also manufacture and market candles for the food, drug and mass markets. Less significantly, we have operations engaged in the distribution of various products, including glassware and candles, to commercial markets. Our operating businesses are organized in two reportable segments: Specialty Foods and Glassware and Candles. Over 90% of the sales of each segment are made to customers in the United States.
     In recent years, our strategy has shifted away from operating businesses in a variety of industries towards emphasizing the growth and success we have achieved in our Specialty Foods segment. Fiscal 2008 marked another significant year in implementing this strategy as we continued to divest nonfood operations and focus our capital investment in the Specialty Foods segment. In June 2008, we sold substantially all of the assets of our remaining automotive operations. In November 2007, we sold most of our consumer and floral glass operating assets. These transactions, combined with other strategic dispositions and investments in 2007 and 2008, have resulted in transforming our company into a food-focused business. In 2008, approximately 82% of our consolidated net sales and effectively all of our operating income were derived from the Specialty Foods segment. For perspective, in 1998, our Specialty Foods segment comprised approximately 41% and 40% of our reported consolidated net sales and operating income, respectively. Below is a list of the material transactions and other events that have contributed toward our transition to a food-focused business over the past two fiscal years:
•	June 2008 — Sale of the remaining automotive operations, ending the previously reported Automotive segment;

•	November 2007 — Sale of substantially all of the operating assets of our consumer and floral glass operations;

•	September 2007 — Substantial completion and operational start-up of new frozen yeast roll facility in Horse Cave, Kentucky. This facility adjoins the dressing facility noted below and allows us to take advantage of various synergies;

•	June 2007 — Sale of our automotive accessory operations based in Coshocton, Ohio and LaGrange, Georgia;

•	June 2007 — Acquisition of Marshall Biscuit Company, Inc. (“Marshall Biscuit”);

•	March 2007 — Sale of automotive accessory operations in Wapakoneta, Ohio;

•	March 2007 — Initiated closure of our industrial glass operations located in Lancaster, Ohio; and

•	Fall 2006 — Operational start-up of new dressing facility in Horse Cave, Kentucky.
     Although we have made substantial progress in implementing our new strategy, we continue to own the candle operations referred to above. Due to existing market conditions, we do not expect further progress on our strategic evaluation of these operations. However, we will continue to review our options and may revisit our efforts as conditions improve. Our only other remaining nonfood operation is primarily engaged in distributing glassware, candles and other products to commercial markets. This operation is not material to our consolidated operations, and we continue to review various strategic alternatives with respect to this operation.
     Our current strategy focuses our efforts on the most profitable part of our business and minimizes the amount of financial and management resources devoted to sectors that have trended toward lower growth potential and operating margins. While our recent results have been adversely affected by high commodity and petroleum costs, we have taken several steps that we expect may provide significant benefits over time, including in fiscal 2009. With less distraction from significant issues previously presented by the automotive and glassware businesses, we believe we are well suited to maximize the future potential of our Specialty Foods segment.
     We view our food operations as having the potential to achieve future growth in sales and profitability due to attributes such as:
•	leading retail market positions in several branded products with a high-quality perception;

•	a broad customer base in both retail and foodservice accounts;

•	well-regarded culinary expertise among foodservice accounts;

•	recognized leadership in foodservice product development;

•	demonstrated experience in integrating complementary business acquisitions; and

•	historically strong cash flow generation that supports growth opportunities.
     Our goal is to continue to grow our specialty foods retail and foodservice business by:
•	leveraging the strength of our retail brands to increase current product sales and introduce new products;

•	continuing to grow our foodservice sales through the strength of our reputation in product development and quality; and

•	pursuing acquisitions that meet our strategic criteria.
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
     We expect that part of our growth in the Specialty Foods segment will result from acquisitions. We continue to review potential acquisitions that we believe will provide good complements to our existing product lines, enhance our gross margins or offer good expansion opportunities in a manner that fits our overall goals. Consistent with our current acquisition strategy, in June 2007, we acquired the principal assets of Marshall Biscuit, a privately owned producer and marketer of frozen yeast rolls and biscuits based in Saraland, Alabama. The purchase price was approximately $23.1 million, and the transaction is discussed in further detail in Note 3 in the notes to the consolidated financial statements.

     As noted above, we recently made substantial capital investments to support our existing food operations and future growth opportunities. In 2007, we began production activities at a newly constructed dressing facility located in Kentucky. Our investment in constructing this facility exceeded $45 million. During 2007, we also commenced and largely completed construction of an adjacent facility for the manufacture of frozen yeast rolls. This facility required a slightly smaller total investment and began operation in early 2008. Both projects will help accommodate potential future sales growth and also provide greater manufacturing efficiencies. Based on our current plans and expectations, we believe that total capital expenditures for 2009 will be approximately $20 million.
Summary of 2008 Results
     The following is an overview of our consolidated operating results for the year ended June 30, 2008. The current- and prior-year results reflect the classification of the sold automotive operations as discontinued operations.
     Consolidated net sales reached approximately $980.9 million during 2008, increasing 4% as compared to prior-year sales of approximately $945.8 million, driven by growth coming from our Specialty Foods segment as partially offset by a decline in sales of the Glassware and Candles segment. The Specialty Foods segment’s growth reflected higher volumes of both retail and foodservice products, as well as price increases. The decrease in sales of the Glassware and Candles segment is primarily attributable to the sale of our consumer and floral glass operations in November 2007.
     Gross margin declined 13% to approximately $157.3 million from the prior-year comparable total of $181.7 million. Our manufacturing costs have been influenced by higher raw-material costs, especially for various key food commodities and paraffin wax. Within our Specialty Foods segment, price increases we began implementing in 2008 helped offset some of the higher ingredient costs, but the price increases have lagged the substantial increase in ingredient costs we have experienced.
     Overall results were also affected by the funds received under CDSOA. In 2008, we received approximately $2.5 million under CDSOA, as compared to approximately $0.7 million in 2007 and approximately $11.4 million in 2006. For a more-detailed discussion of CDSOA, see the subcaption “Other Income — Continued Dumping and Subsidy Offset Act” of this MD&A.
     Income from continuing operations for the current year was approximately $48.4 million, or $1.64 per diluted share, compared to $64.3 million, or $2.03 per diluted share, in the prior year. Net of an after-tax loss from discontinued operations in 2008 of approximately $10.8 million, or $.37 per diluted share, net income totaled $37.6 million, or $1.28 per diluted share, compared to net income of $45.7 million, or $1.45 per diluted share, in 2007, which was net of an after-tax loss from discontinued operations of approximately $18.6 million, or $.59 per diluted share. The current-year loss on sale from discontinued operations was approximately $13.5 million, or $.46 per diluted share, including the after-tax loss on the sale of our Des Moines, Iowa automotive accessory operations of approximately $13.3 million, as discussed below, and current year adjustments of approximately $0.2 million to the loss recorded on our June 2007 sale of an automotive accessories division. The prior-year loss on sale from discontinued operations of approximately $15.1 million, or $.48 per diluted share, was attributable to the after-tax loss on two automotive divestitures. Net income in 2006 totaled approximately $83.0 million, or $2.48 per diluted share, and was inclusive of after-tax income from discontinued operations of approximately $1.7 million, or $.05 per diluted share.
Business Divestitures
     In June 2008, as part of a strategic alternative review of nonfood operations, we sold effectively all of the operating assets of our remaining automotive accessory operations. The cash transaction resulted in a pretax loss of approximately $20.4 million for the year ended June 30, 2008. These operations represented the last remaining portion of our Automotive segment. See further discussion of this divestiture in Note 2 in the notes to the consolidated financial statements. We have reclassified the results of these divested operations into the “Discontinued Operations, Net of Tax” section of the consolidated statements of income for all periods presented.
     In November 2007, we sold substantially all of our consumer and floral glass operating assets. The cash transaction resulted in a pretax loss of approximately $6.4 million, which is recorded in cost of sales. These operations were included in our Glassware and Candles segment. The financial results of these operations do not meet the criteria for classification as discontinued operations under guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and, therefore, have been included in continuing operations for all periods presented. See further discussion of this divestiture in Note 2 in the notes to the consolidated financial statements.
Looking Forward
     Based on current conditions, we expect to attain growth in consolidated sales during 2009, primarily by introducing new products, expanding market presence and benefiting from 2008 and 2009 price increases among several of our product lines. We will continue to review acquisition opportunities within the Specialty Foods segment that are consistent with our growth strategy, represent good value or otherwise provide significant strategic benefits.
     As was the case in 2008, we expect that our business will continue to face the challenge of adjusting to significantly higher levels of raw-material costs, particularly for certain food ingredients and paraffin wax. Within our Specialty Foods segment, we have implemented a number of price increases in 2008 and early 2009 to offset these increased costs. As 2009 progresses, we anticipate that this segment’s margins may improve due to the extent of these higher prices. We also note, however, that the overall effect of industry-wide price increases is not yet clear. As commodity prices have remained consistently high, price increases passed to the consumer have become a significant trend in both the retail and foodservice markets. What effect, if any, these price increases may have on consumer demand at retail grocers or restaurants to which we sell product is not known at this time. We have also pursued other operational strategies designed to help offset or stabilize the impact of rising commodity costs that we believe will aid our 2009 results. For instance, as part of our cost reduction efforts, in early 2009 we began consolidating our Atlanta production operations into our other existing facilities.
     With respect to our Glassware and Candles segment, we expect to gain benefit from recent pricing actions and new products. However, we also anticipate that uncertain market conditions, higher wax costs, the effect of lower production levels and the absence of contribution from divested glass operations will challenge comparative segment margins for at least the first half of 2009.
     For a more-detailed discussion of the effect of commodity costs, see the “Impact of Inflation” section of this MD&A below.
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
REVIEW OF CONSOLIDATED OPERATIONS
Segment Sales Mix
     The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2008	2007	2006
Segment Sales Mix:
Specialty Foods	82%	77%	77%
Glassware and Candles	18%	23%	23%

Net Sales and Gross Margin

		Year Ended
		June 30		Change
(Dollars in thousands)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Net Sales
Specialty Foods	$808,507	$728,657	$708,029	$79,850	11%	$20,628	3%
Glassware and Candles	172,408	217,153	216,542	(44,745)	(21)%	611	0%

Total	$980,915	$945,810	$924,571	$35,105	4%	$21,239	2%

Gross Margin	$157,341	$181,740	$189,074	$(24,399)	(13)%	$(7,334)	(4)%

Gross Margin as a Percentage of Sales	16.0%	19.2%	20.4%
     Consolidated net sales for the year ended June 30, 2008 increased 4% to approximately $980.9 million from the prior-year total of approximately $945.8 million. The sales growth was driven by increased sales in the Specialty Foods segment as partially offset by a decline in sales of the Glassware and Candles segment. While somewhat lower candle sales occurred, most of the latter decline was attributable to the 2008 divestiture of our consumer and floral glass operations. Increased pricing and sales volume significantly contributed to the higher sales of our Specialty Foods segment.
     Our gross margin as a percentage of net sales was approximately 16.0% in 2008 compared with 19.2% in 2007 and 20.4% in 2006. To a much greater extent than that experienced in 2007, we encountered higher raw material costs in 2008, especially for key food commodities and paraffin wax. Increased food pricing generally lagged the timing of cost increases and did not fully recover their impact. Also affecting 2008 results were a charge of approximately $6.4 million recorded in cost of sales for the loss on the sale of our consumer and floral glass operations, a pension settlement charge of approximately $3.0 million recorded in corporate expenses and income of approximately $1.1 million to reflect a favorable adjustment of prior year self-insured deductibles under general liability insurance. Fiscal 2007 margins also encompassed higher raw-material costs including key food commodities and paraffin wax. Other factors influencing 2007 included start-up costs associated with a new food manufacturing facility as well as approximately $1.4 million of inventory write-downs associated with the closure of our industrial glass operation.
Selling, General and Administrative Expenses

		Year Ended
		June 30		Change
(Dollars in thousands)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Selling, General and Administrative Expenses	$80,751	$79,704	$78,592	$1,047	1%	$1,112	1%

SG&A Expense as a Percentage of Sales	8.2%	8.4%	8.5%
     Selling, general and administrative expenses for 2008 totaled approximately $80.8 million and increased 1%, as compared with the 2007 total of $79.7 million, while the 2007 total had increased 1% from the 2006 total of $78.6 million. Included in 2007 and 2006 totals were recoveries of bad debt associated with the 2002 bankruptcy filing of Kmart Corporation totaling approximately $1.0 million and $1.2 million for 2007 and 2006, respectively. We wrote off approximately $14.3 million related to this bankruptcy in 2002. Selling, general and administrative expenses were relatively stable as a percentage of sales for the years ended June 30, 2008, 2007 and 2006.
Restructuring and Impairment Charge
     In 2007, we announced our plan to close our industrial glass operation located in Lancaster, Ohio. During 2007, we recorded a restructuring and impairment charge of approximately $3.5 million ($2.3 million after taxes), including $1.4 million recorded in cost of sales for the write-down of inventories. Active business operations have ceased for this operation. The operations of this closed unit have not been reclassified to discontinued operations under the guidance provided in SFAS 144.
     During 2008, we recorded additional charges of approximately $1.3 million ($0.8 million after taxes), including less than $0.1 million recorded in cost of sales for the write-down of inventories, for costs incurred during the period. The majority of these charges consisted of costs associated with real property disposal-related activities.
     The total costs associated with this plant closure are expected to be approximately $5.7 million and include the above-noted costs and other costs associated with future real property disposal-related activities. Total remaining cash expenditures are estimated to be approximately $2.1 million and are expected to occur over the balance of calendar 2008.
     During 2008, a portion of the unsold real property that was related to the closing noted above, as well as the real property we retained in connection with our June 2007 sale of our automotive accessory division and our November 2007 sale of consumer and floral glass operations, met the criteria defined in SFAS 144 to be considered “held for sale.” As such, these assets, with a net book value of approximately $2.5 million, have been reclassified to current assets and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with SFAS 144, we will no longer be depreciating these held for sale assets.
     An analysis of the restructuring activity and the related liability recorded within the Glassware and Candles segment at June 30, 2008 follows:

	Accrual at		2008	Accrual at
	June 30,	2008	Cash	June 30,
(Dollars in thousands)	2007	Charge	Outlays	2008
Restructuring and Impairment Charge
Employee Separation Costs	$266	$173	$(370)	$69
Other Costs	219	1,071	(106)	1,184

Subtotal	$485	1,244	$(476)	$1,253

Accelerated Depreciation		9
Inventory Write-Down		17

Total Restructuring and Impairment Charge		$1,270

     The restructuring accrual is recorded in accrued liabilities at June 30, 2008.
Operating Income

		Year Ended
		June 30		Change
(Dollars in thousands)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Operating Income
Specialty Foods	$88,975	$101,518	$113,796	$(12,543)	(12)%	$(12,278)	(11)%
Glassware and Candles	(1,887)	5,712	3,614	(7,599)	(133)%	2,098	58%
Corporate Expenses	(11,751)	(7,320)	(6,928)	(4,431)	61%	(392)	6%

Total	$75,337	$99,910	$110,482	$(24,573)	(25)%	$(10,572)	(10)%

Operating Income as a Percentage of Sales
Specialty Foods	11.0%	13.9%	16.1%
Glassware and Candles	(1.1)%	2.6%	1.7%
Consolidated	7.7%	10.6%	11.9%
     Due to the factors discussed above, consolidated operating income for 2008 totaled approximately $75.3 million, a 25% decrease from 2007 operating income of $99.9 million. The 2007 total had decreased 10% from 2006 operating income totaling approximately $110.5 million. See further discussion of operating results by segment following the discussion of “Net Income” below.
Interest Expense
     Higher levels of indebtedness resulted in interest expense of approximately $3.1 million in 2008 as compared to less than $0.2 million in 2007. There was no interest expense recorded in 2006.

Other Income — Continued Dumping and Subsidy Offset Act
     The CDSOA provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $2.5 million, $0.7 million, and $11.4 million in 2008, 2007 and 2006, respectively. These remittances related to certain candles being imported from the People’s Republic of China.
     The CDSOA has faced a growing number of legal challenges. In February 2006, legislation was enacted to repeal the applicability of the CDSOA to duties collected on imported products after September 2007. This legislation is expected to reduce any distributions in years after 2007, with distributions eventually ceasing. In addition, the CIT ruled in two separate cases that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The CIT rulings are still under appeal, and other cases have been brought, from time to time, challenging various aspects of the CDSOA. The ultimate resolution of ongoing litigation concerning the CDSOA and the effects, if any, the litigation will have on our financial results or receipt of future CDSOA distributions, are uncertain. Based on the current legal challenges, it is possible that we may not receive any CDSOA distributions in 2009 and beyond.
Interest Income and Other — Net
     Interest income and other for 2008 totaled approximately $0.9 million as compared to $0.8 million in 2007 and $3.9 million in 2006. The decrease from 2006 to 2007 was primarily due to lower interest income, despite higher interest rates, as our aggregate level of cash, cash equivalents, and short-term investments decreased significantly as compared to 2006 due to the extent of share repurchases, dividend payments and capital expenditures.
Income from Continuing Operations Before Income Taxes
     As affected by the factors discussed above, our income from continuing operations before income taxes for 2008 of approximately $75.7 million decreased 25% from the 2007 total of $101.3 million. The 2006 total income from continuing operations before income taxes was approximately $125.7 million. Our effective tax rate on income from continuing operations was 36.0%, 36.5% and 35.4% in 2008, 2007 and 2006, respectively. The 2008 rate was influenced by a higher Federal deduction related to domestic production activities. The 2007 rate was influenced by lower levels of tax-free income as compared to 2006. The 2006 rate benefited from changes in state tax laws within Ohio, an increased deduction for dividends paid to the ESOP Plan due to the $2.00 per share special dividend paid in December 2005, and the new Federal deduction created by the American Jobs Creation Act related to domestic manufacturing activities.
Income from Continuing Operations
     Income from continuing operations totaled approximately $48.4 million, $64.3 million and $81.2 million for 2008, 2007 and 2006, respectively, as influenced by the level of CDSOA receipts. Income from continuing operations per share totaled approximately $1.64 per basic and diluted share in 2008, as compared to $2.04 and $2.03 per basic and diluted share, respectively, in 2007 and $2.43 and $2.42 per basic and diluted share, respectively, in 2006. Income per share in each of the last three years has been beneficially affected by share repurchases, which have totaled approximately $239.5 million over the three-year period ended June 30, 2008.
Discontinued Operations
     In 2008, we recorded a loss from discontinued operations of approximately $10.8 million, net of tax, including an after-tax loss of approximately $13.3 million on the sale of our Des Moines, Iowa automotive accessory operations and current year adjustments of approximately $0.2 million related to the loss recorded on our June 2007 sale of an automotive accessories division. Loss from discontinued operations per share totaled approximately $.37 per basic and diluted share in 2008. In 2007, we recorded a loss from discontinued operations of approximately $18.6 million, net of tax, including an after-tax loss of approximately $15.1 million on the sales of our automotive accessory operations located in Wapakoneta, Ohio; Coshocton, Ohio; and LaGrange, Georgia. Loss from discontinued operations per share totaled approximately $.59 per basic and diluted share in 2007. In 2006, we recorded income from discontinued operations, net of tax, of approximately $1.7 million, or $.05 per basic and diluted share.

Net Income
     Net income for 2008 of approximately $37.6 million decreased from 2007 net income of approximately $45.7 million. Net income was approximately $83.0 million in 2006. Diluted net income per share totaled approximately $1.28 in 2008, a 12% decrease from the prior-year total of $1.45. The latter amount was 42% lower than 2006 diluted earnings per share of $2.48.
SEGMENT REVIEW — SPECIALTY FOODS
     Net sales of the Specialty Foods segment during 2008 surpassed the record level achieved in 2007, although operating income of approximately $89.0 million decreased 12% from the 2007 level of $101.5 million. The benefits from the higher sales volumes were more than offset by substantially higher ingredient costs. Net sales during 2008 totaled approximately $808.5 million, an 11% increase over the prior-year total of $728.7 million. Sales for 2007 increased 3% over the 2006 total of approximately $708.0 million. The percentage of retail customer sales within the segment was approximately 51% during 2008 compared to 52% in 2007 and 53% in 2006.
     In 2008, net sales of the Specialty Foods segment benefited from improved pricing and greater sales volumes of both retail and foodservice products. The retail increases occurred among numerous product lines, including frozen rolls, produce dressings and dips, and croutons. Retail sales in the current year also benefited from the incremental sales totaling approximately $12 million from Marshall Biscuit, which was acquired in June 2007. Also influencing the relative comparability of 2008 was the adverse effect on prior year sales resulting from consumer food safety concerns regarding fresh produce, which indirectly affected sales of related products such as our retail produce dressings and vegetable dips. The foodservice increases in 2008 occurred generally through broad foodservice growth and improved pricing. Entering 2009, consistent with the actions of many others in the industry, further price increases are anticipated across many of our product lines.
     The increased sales of the Specialty Foods segment during 2007 primarily reflected higher foodservice volumes. Retail-channel increases occurred primarily within certain frozen product lines, particularly yeast rolls. The demand for retail salad dressings and related products was constrained in 2007 by consumer demand for bagged salads and lettuce being adversely affected by lingering consumer concerns over food safety issues and pathogen contamination occurring in the first half of the fiscal year. Net pricing relief gained in 2007 to help offset higher material costs was not significant. Sales recorded from the Marshall Biscuit operations acquired in June 2007 were immaterial to 2007 results. The foodservice increases in 2007 occurred broadly across many product lines and customers.
     Operating income of the Specialty Foods segment in 2008 totaled approximately $89.0 million, a 12% decrease from the 2007 total of $101.5 million. The 2007 level was 11% lower than the 2006 level of $113.8 million. Substantially and broadly higher food commodity costs were a significant factor in the comparative 2008 decline. Many key commodities, such as soybean oil and flour, reached record highs. We estimate that the extent of such increased costs exceeded the 2007 levels by more than $65 million, and only about half of these increases could be recovered through higher pricing. Many of these costs remain well above the prior year levels as we enter 2009. Of much lesser impact were higher energy costs, increased segment depreciation and amortization, and start-up costs in the first half of 2008 associated with the opening of a new frozen roll facility. Despite the higher sales volumes achieved in 2007 as compared to 2006, operating income was adversely affected by higher ingredient costs, such as for soybean oil, dairy-derived products, eggs and flour, and costs associated with plant start-up and customer rollouts at the new salad dressing manufacturing facility located in Kentucky. We also experienced competitive market conditions for certain garlic bread items.
SEGMENT REVIEW — GLASSWARE AND CANDLES
     Net sales of the Glassware and Candles segment are comprised primarily of sales of candles and related accessories. Segment sales during 2008 totaled approximately $172.4 million, a 21% decrease from 2007 net sales of $217.2 million. The decline in net sales of the Glassware and Candles segment for 2008 was influenced by the sale of our consumer and floral glass operations in November 2007, as well as the earlier closure of our industrial glassware facility. Net sales attributable to these divested and closed operations totaled approximately $22 million in 2008 compared to approximately $62 million in both 2007 and 2006. Candle sales in 2008 were adversely affected by softer sales during the holiday season, as influenced by certain seasonal programs that were not repeated in 2008 and generally lackluster retail market conditions. Compared to net sales in 2006 totaling approximately $216.5 million, 2007 sales increased less than 1%. This increase was attributable to stronger candle volumes among various accounts. Sales of glassware declined slightly, as influenced by lower sales of industrial glassware.
     The segment recorded an operating loss of approximately $1.9 million during 2008, decreasing from the prior-year operating income of $5.7 million. Operating income for 2006 totaled approximately $3.6 million. Comparisons to 2008 were affected by the approximately $6.4 million loss recorded in cost of sales from the November 2007 sale of our consumer and floral glass operations, as well as the loss of subsequent contribution from these operations over the balance of 2008. Margins for 2008 were also adversely affected by rising paraffin wax input costs and lower candle production levels.
     The 2007 results reflected improved operating performance, the benefits of new product introductions and modest gains from price increases. The 2007 results also reflected a restructuring charge of approximately $3.5 million, including $1.4 million recorded in cost of sales for the write-down of inventories, related to the closure of our industrial glass manufacturing facility located in Lancaster, Ohio. Operating results in 2006 were adversely affected by over $3 million in unabsorbed pretax costs relating to an extended idling of our Oklahoma glassware facility and higher natural gas costs in the first half of 2006. These negatives were offset somewhat by benefits from better production efficiencies at our Oklahoma facility prior to the idling.
     Our 2009 results will exclude the benefit of operating contribution of glass operations, which were sold or closed during 2008. Based on current conditions, higher paraffin wax costs and low operating levels are likely to persist. We intend to aggressively implement necessary pricing actions during 2009 to help counter these escalated costs. Future results may also be sensitive to capacity utilization rates due to the relatively high level of fixed manufacturing costs that exist in this segment.
LIQUIDITY AND CAPITAL RESOURCES
     In order to ensure that our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and share repurchases, we will need to maintain sufficient flexibility in our future capital structure. Our balance sheet retained fundamental financial strength during 2008, and we ended the year with net debt (defined as debt of $55.0 million less cash and equivalents of approximately $19.4 million) at June 30, 2008 of less than $36 million and shareholders’ equity in excess of $359 million.
     Replacing a similar, but smaller, facility, we entered into a new unsecured revolving credit facility with several commercial banks in October 2007. Under the new facility, we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. We currently have $55.0 million outstanding under this facility. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. Terms of the related agreement allow for borrowings to occur at or below the U.S. prime rate of interest. Loans may be used for general corporate purposes. We believe that internally generated funds, the existing credit facility and an ability to obtain additional financing, combined with the current cash and equivalents on hand, will be sufficient to meet operating requirements and fund future foreseeable capital needs.

Cash Flows from Continuing Operations

		Year Ended
		June 30		Change
(Dollars in thousands)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Provided by Operating Activities	$70,932	$82,923	$103,982	$(11,991)	(14)%	$(21,059)	(20)%
Provided by (Used in) Investing Activities	710	(43,000)	(16,007)	43,710	102%	(26,993)	(169)%
Used in Financing Activities	(109,372)	(58,871)	(178,849)	(50,501)	(86)%	119,978	67%
     Our cash flows for the years 2006 through 2008 are presented in the Consolidated Statements of Cash Flows. The current- and prior-year balance sheets and statements of cash flows reflect the classification of the sold automotive operations as discontinued operations. Cash flow generated from operations remains the primary source of financing for our internal growth. Cash provided by operating activities from continuing operations in 2008 totaled approximately $70.9 million, a decrease of 14% as compared with the prior-year total of $82.9 million, which decreased from the 2006 total of $104.0 million. The 2008 decrease was influenced by lower income from continuing operations and the extent of comparatively unfavorable relative changes in working capital components. The 2007 decrease results primarily from our reduced level of income from continuing operations and comparatively unfavorable relative changes in working capital components, especially inventory.
     Net cash from investing activities totaled a source of approximately $0.7 million, and uses of approximately $43.0 million and $16.0 million for 2008, 2007 and 2006, respectively. The 2008 increase in cash from investing activities reflects the net proceeds from the sale of our consumer and floral glass operations of approximately $19.1 million and a substantially lower level of capital expenditures in 2008 as compared to 2007. The 2007 increase in cash used for investing activities reflects $23.0 million paid for the acquisition of Marshall Biscuit in June 2007. Capital expenditures totaled approximately $16.8 million in 2008, compared to $53.6 million in 2007 and $51.9 million in 2006. Capital expenditures were higher in 2007 and 2006 as compared to historical levels due to the construction of a new salad dressing facility during these years as well as a new frozen yeast roll facility in 2007. Production at the new frozen yeast roll facility began in early 2008. Capital spending allocations during 2008 by segment approximated 92% for Specialty Foods and 8% for Glassware and Candles. Based on our current plans and expectations, we believe that total capital expenditures for 2009 will be approximately $20 million.
     Financing activities used net cash totaling approximately $109.4 million, $58.9 million and $178.8 million in 2008, 2007 and 2006, respectively. The 2008 increase in cash used for financing activities is due primarily to increased treasury share repurchases as well as relative changes in net borrowing activities. The decrease in 2007 is primarily due to decreased dividend payments, proceeds from short-term borrowings and lower share repurchases offset somewhat by the comparative change in cash overdraft balances. Dividend payments in 2006 included a special cash dividend of $2.00 per common share in the second quarter. The total payment for cash dividends for the year ended June 30, 2008 was approximately $32.6 million. The dividend payout rate for 2008 was $1.11 per share as compared to $1.07 per share during 2007, and $1.03 per share, excluding the special dividend, in 2006. This past fiscal year marked the 45th consecutive year in which our dividend rate was increased. Cash utilized for share repurchases totaled approximately $89.3 million, $65.9 million and $84.3 million in 2008, 2007 and 2006, respectively. Our Board approved a share repurchase authorization of 2,000,000 shares in August 2007. Approximately 1,005,000 shares from this authorization remained authorized for future purchase at June 30, 2008.
     On February 13, 2006, pursuant to our previously announced share repurchase program, we purchased 100,000 shares of common stock from the Estate of Dorothy B. Fox (the “Estate”) at a price per share of $41.55, which was equal to the average closing price of our common stock over the eight trading days beginning February 1, 2006. Robert L. Fox, one of our Directors, served as Executor of the Estate.
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
     We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of June 30, 2008 and future minimum lease payments for the use of property and equipment under operating lease agreements.
     The following table summarizes our contractual obligations as of June 30, 2008 (in thousands):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term Debt Obligations	$55,000	$—	$—	$55,000	$—
Accrued Interest on Long-term Debt	8	8	—	—	—
Operating Lease Obligations (1)	10,419	3,869	4,886	1,425	239
Purchase Obligations (2)	86,202	67,713	18,292	197	—
Minimum Required Pension Contributions	136	104	32	—	—
Other Long-Term Liabilities (as reflected on Consolidated Balance Sheet) (3)	1,179	60	1,059	60	—

Total	$152,944	$71,754	$24,269	$56,682	$239

(1)	Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 15 to the consolidated financial statements for further information.

(2)	Purchase obligations represent purchase orders and longer-term purchase arrangements related to the procurement of supplies, raw materials, and property, plant and equipment. These obligations include a purchase commitment arising out of the sale of our consumer and floral glass operating assets for which we are not obligated, but would be subject to a penalty if the commitment were not met.

(3)	This amount does not include approximately $12.9 million of other noncurrent liabilities recorded on the balance sheet, which consist of the underfunded pension liability, other post employment benefit obligations, tax liabilities recorded under Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and deferred compensation and interest on deferred compensation. These items are excluded, as it is not certain when these liabilities will become due. See Notes 9, 12, 13 and 14 to the consolidated financial statements for further information.
IMPACT OF INFLATION
     Our manufacturing costs during 2008 and 2007 were influenced by substantially higher raw-material costs, especially for various key food commodities and paraffin wax. The year over year increase in raw-material costs for the Specialty Foods segment is estimated to have exceeded $65 million. It appears that the trend toward markedly higher food commodity costs, such as soybean oil, dairy-derived products, eggs and flour may be sustainable due to fundamental changes in worldwide food supply and demand. Historically, our diversity of operations has helped minimize our exposure to some raw-material costs. As we focus more on our food operations, however, our results of operations have become more sensitive to increased prices in food commodities.
     Over the course of 2008, we adjusted various selling prices of food products to offset the effects of increased raw-material costs. However, these adjustments generally lagged the increase in our costs, having a net negative impact on our 2008 operating margins. We expect that we will take further pricing actions on both food and candle products in 2009, although our ability to sufficiently or successfully increase such prices could result in a further decline in our gross margins. We also attempt to minimize the exposure to increased costs through our ongoing efforts to achieve greater manufacturing and distribution efficiencies through the improvement of work processes.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     MD&A discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to accounts receivable, inventories, marketing and distribution costs, asset impairments and self-insurance reserves. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have typically not had a significant impact on our consolidated financial statements. While a summary of our significant accounting policies can be found in Note 1 in the notes to the consolidated financial statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K, we believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Valuation of Inventory
     When necessary, we provide allowances to adjust the carrying value of our inventory to the lower of cost or net realizable value, including any costs to sell or dispose. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates about the future demand for our products. The estimates as to future demand used in the valuation of inventory are subject to the ongoing success of our products and may differ from actual due to such factors as changes in customer and consumer demand. A decrease in product demand due to changing customer tastes, consumer buying patterns or loss of shelf space to competitors could significantly impact our evaluation of our excess and obsolete inventories.

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
Accruals for Self-Insurance
     Self-insurance accruals are made for certain claims associated with employee health care, workers’ compensation and general liability insurance. These accruals include estimates that may be based on historical loss development factors. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. In 2008, improvements in claims experience led to a favorable pretax adjustment of prior years’ reserves of approximately $1.7 million.
Accounting for Pension Plans and Other Postretirement Benefit Plans
     To determine our ultimate obligation under our defined benefit pension plans and our other postretirement benefit plans, we must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. To record the related net assets and obligation of such benefit plans, we use assumptions related to inflation, investment returns, mortality, employee turnover, medical costs and discount rates. To determine the discount rate, we, along with our third-party actuaries, considered several factors, including the June 30, 2008 rates of various bond indices, such as the Moody’s Aa long-term bond index, yield curve analysis results from our actuaries based on expected cash flows of our plans, and the past history of discount rates used for the plan valuation. We, along with our third-party actuaries, review all of these assumptions on an ongoing basis to ensure that the most reasonable information available is being considered. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements. Upon adoption in 2007 of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), we recognized the overfunded or underfunded status of our defined benefit plans as an asset or liability in our Consolidated Balance Sheet. We recognize changes in that funded status, caused by subsequent plan revaluations, through comprehensive income. As most of our defined benefit plans and post-employment obligations relate to nonfood operations that have been divested or closed, we may also experience future plan settlements or curtailments having unanticipated effects on operating results.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2008, the FASB issued a FASB Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-06-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings Per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. We are currently evaluating the impact this FSP will have on our calculation and presentation of EPS.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This pronouncement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are currently evaluating the impact, if any, that SFAS 162 will have on our financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 establishes disclosure requirements for derivative instruments and for hedging activities. SFAS 161 also amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. This pronouncement is effective for the quarter ending March 31, 2009. We are currently evaluating the impact, if any, that SFAS 161 will have on our disclosures.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations after June 30, 2009, and is not expected to have a material impact on our financial position or results of operations.
     Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective as of the beginning of our 2010 fiscal year, and we do not expect SFAS 160 to have any impact on our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of our 2009 fiscal year, and we do not expect SFAS 159 to have a material impact on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement is effective as of the beginning of our 2009 fiscal year; however, the FASB has issued a one-year deferral of the adoption of the standard as it relates to nonfinancial assets and liabilities. We do not expect SFAS 157 to have a material impact on our financial position or results of operations.

RECENTLY ADOPTED ACCOUNTING STANDARDS
     Effective July 1, 2007, we adopted the provisions of FIN 48 and any subsequent interpretations thereto. Upon adoption, we recognized a decrease to retained earnings of approximately $1.2 million to increase our tax contingency reserves for uncertain tax positions. The gross tax contingency reserve at the time of adoption was approximately $2.4 million and consisted of tax liabilities of approximately $1.5 million and penalties and interest of approximately $0.9 million. At June 30, 2008, the tax contingency reserves were not materially different than at adoption. We do not have any unrecognized tax benefits for uncertain tax positions. In accordance with FIN 48, uncertain tax positions have been classified in the Consolidated Balance Sheet as long-term since payment is not expected to occur within the next 12 months. As of June 30, 2008, the long-term portion of uncertain tax positions was approximately $2.7 million. While the amount of uncertain tax positions may change within the next 12 months, we do not anticipate any significant effects on our financial position or results of operations. We recognize interest and penalties related to uncertain tax positions in income tax expense.
  Forward-Looking Statements
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “plan,” “expect,” “hope” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including, without limitation, the specific influences outlined below. Management believes these forward-looking statements to be reasonable; however, you should not place undue reliance on such statements that are based on current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update such forward-looking statements.
     Specific influences relating to these forward-looking statements include, but are not limited to:
•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the continued solvency of key customers;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	changes in market trends;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls;

•	efficiencies in plant operations, including the ability to optimize overhead utilization in candle operations;

•	the overall strength of the economy;

•	changes in financial markets;

•	slower than anticipated sales growth;

•	the extent of operational efficiencies achieved;

•	price and product competition;

•	the uncertainty regarding the effect or outcome of any decision to explore further strategic alternatives among our nonfood operations;

•	fluctuations in the cost and availability of raw materials;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	maintenance of competitive position with respect to other manufacturers, including import sources of production;

•	dependence on key personnel;

•	stability of labor relations;

•	fluctuations in energy costs;

•	dependence on contract copackers;

•	effect of governmental regulations, including environmental matters;

•	legislation and litigation affecting the future administration of CDSOA;

•	access to any required financing;

•	changes in income tax laws;

•	unexpected costs relating to the holding or disposition of idle real estate;

•	changes in estimates in critical accounting judgments; and

•	innumerable other factors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our cash and equivalents all have maturities of 90 days or less. As of June 30, 2008, there was $55.0 million in long-term debt outstanding. Future borrowings would bear interest at negotiated rates and be subject to interest rate risk. At current borrowing levels, we do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Lancaster Colony Corporation:
     We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lancaster Colony Corporation and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions with the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective July 1, 2007.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in 2007.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP Deloitte & Touche LLP
Columbus, OH
August 27, 2008

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30
(Amounts in thousands, except share data)	2008	2007
ASSETS
Current Assets:
Cash and equivalents	$19,417	$8,316
Receivables (less allowance for doubtful accounts, 2008-$1,069; 2007-$581)	59,409	63,112
Inventories:
Raw materials	34,787	31,261
Finished goods and work in process	85,516	93,160

Total inventories	120,303	124,421
Deferred income taxes and other current assets	34,545	27,757
Current assets of discontinued operations	—	55,305

Total current assets	233,674	278,911
Property, Plant and Equipment:
Land, buildings and improvements	138,771	153,653
Machinery and equipment	240,490	317,640

Total cost	379,261	471,293
Less accumulated depreciation	199,688	276,704

Property, plant and equipment-net	179,573	194,589
Other Assets:
Goodwill	89,840	89,590
Other intangible assets-net	11,841	13,111
Other noncurrent assets	5,250	8,220
Noncurrent assets of discontinued operations	—	14,076

Total	$520,178	$598,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loans	$—	$42,500
Accounts payable	45,964	41,791
Accrued liabilities	42,785	48,121
Current liabilities of discontinued operations	—	9,378

Total current liabilities	88,749	141,790
Long-Term Debt	55,000	—
Other Noncurrent Liabilities	14,547	10,683
Deferred Income Taxes	2,664	1,696
Noncurrent Liabilities of Discontinued Operations	—	19
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding, 2008-28,452,237; 2007-30,748,390	82,652	81,665
Retained earnings	941,244	937,376
Accumulated other comprehensive loss	(5,775)	(5,167)
Common stock in treasury, at cost	(658,903)	(569,565)

Total shareholders’ equity	359,218	444,309

Total	$520,178	$598,497

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30
(Amounts in thousands, except per share data)	2008	2007	2006
Net Sales	$980,915	$945,810	$924,571
Cost of Sales	823,574	764,070	735,497

Gross Margin	157,341	181,740	189,074
Selling, General and Administrative Expenses	80,751	79,704	78,592
Restructuring and Impairment Charge	1,253	2,126	—

Operating Income	75,337	99,910	110,482
Other Income (Expense):
Interest expense	(3,076)	(150)	—
Other income-Continued Dumping and Subsidy Offset Act	2,533	699	11,376
Interest income and other–net	874	801	3,876

Income from Continuing Operations Before Income Taxes	75,668	101,260	125,734
Taxes Based on Income	27,229	36,981	44,494

Income from Continuing Operations	48,439	64,279	81,240
Discontinued Operations, Net of Tax:
Income (Loss) from Discontinued Operations	2,633	(3,475)	1,714
Loss on Sale of Discontinued Operations	(13,452)	(15,120)	—

Total Discontinued Operations	(10,819)	(18,595)	1,714

Net Income	$37,620	$45,684	$82,954

Income Per Common Share from Continuing Operations:
Basic	$1.64	$2.04	$2.43
Diluted	$1.64	$2.03	$2.42
(Loss) Income Per Common Share from Discontinued Operations:
Basic and Diluted	$(.37)	$(.59)	$.05
Net Income Per Common Share:
Basic and Diluted	$1.28	$1.45	$2.48
Weighted Average Common Shares Outstanding:
Basic	29,494	31,576	33,471
Diluted	29,499	31,603	33,502
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30
(Amounts in thousands)	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$37,620	$45,684	$82,954
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	10,819	18,595	(1,714)
Depreciation and amortization	24,138	24,081	24,980
Deferred income taxes and other noncash charges	4,593	(4,226)	(1,114)
Restructuring and impairment charge	774	3,302	—
Gain on sale of property	(603)	(51)	(334)
Loss (gain) on sale of business	6,414	(8)	178
Pension plan activity	2,035	(485)	(2,853)
Changes in operating assets and liabilities:
Receivables	(5,851)	1,252	(583)
Inventories	(7,487)	(5,704)	8,386
Other current assets	(8,277)	(3,608)	(1,159)
Accounts payable and accrued liabilities	6,757	4,091	(4,759)

Net cash provided by operating activities from continuing operations	70,932	82,923	103,982

Cash Flows From Investing Activities:
Cash paid for acquisitions	(250)	(23,000)	—
Payments on property additions	(16,832)	(53,589)	(51,860)
Proceeds from sale of property	935	179	524
Net proceeds from sale of business	19,108	8	466
Purchases of short-term investments	—	(5,000)	(31,350)
Proceeds from short-term investment sales, calls and maturities	—	40,765	66,900
Other-net	(2,251)	(2,363)	(687)

Net cash provided by (used in) investing activities from continuing operations	710	(43,000)	(16,007)

Cash Flows From Financing Activities:
Net repayment of $100 million credit facility	(42,500)	—	—
Proceeds from debt	146,104	42,500	—
Payments on debt	(91,104)	—	—
Purchase of treasury stock	(89,338)	(65,858)	(84,343)
Payment of dividends	(32,578)	(33,696)	(101,760)
Proceeds from the exercise of stock options	648	3,515	3,835
(Decrease) increase in cash overdraft balance	(604)	(5,332)	3,419

Net cash used in financing activities from continuing operations	(109,372)	(58,871)	(178,849)

Cash Flows From Discontinued Operations:
Net cash provided by (used in) operating activities from discontinued operations	22,385	11,233	(6,967)
Net cash provided by (used in) investing activities from discontinued operations	26,444	9,993	(9,388)

Net cash provided by (used in) discontinued operations	48,829	21,226	(16,355)

Effect of exchange rate changes on cash	2	(12)	14

Net change in cash and equivalents	11,101	2,266	(107,215)
Cash and equivalents at beginning of year	8,316	6,050	113,265

Cash and equivalents at end of year	$19,417	$8,316	$6,050

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock			Other		Total
(Amounts in thousands,	Outstanding		Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Shares	Amount	Earnings	Loss	Stock	Equity
Balance, June 30, 2005	34,236	$73,801	$944,194	$(10,905)	$(419,364)	$587,726

Net income			82,954			82,954
Translation adjustment				14		14
Minimum pension liability, net of $3,125 tax effect				5,614		5,614

Comprehensive Income						88,582

Cash dividends – common stock ($3.03 per share)			(101,760)			(101,760)
Purchase of treasury stock	(2,092)				(84,343)	(84,343)
Shares issued upon exercise of stock options including related tax benefits	102	3,829				3,829
Stock compensation expense		387				387

Balance, June 30, 2006	32,246	78,017	925,388	(5,277)	(503,707)	494,421

Net income			45,684			45,684
Translation adjustment				(12)		(12)
Minimum pension liability, net of $1,427 tax effect				2,578		2,578

Comprehensive Income						48,250

Cash dividends – common stock ($1.07 per share)			(33,696)			(33,696)
Purchase of treasury stock	(1,589)				(65,858)	(65,858)
Shares issued upon exercise of stock options including related tax benefits	88	3,515				3,515
Stock compensation expense		42				42
Adoption of SFAS 158, net of $1,502 tax effect				(2,456)		(2,456)
Restricted stock issued	3
Restricted stock compensation expense		91				91

Balance, June 30, 2007	30,748	81,665	937,376	(5,167)	(569,565)	444,309

Net income			37,620			37,620
Translation adjustment				(131)		(131)
Net pension and postretirement benefit losses, net of $339 tax effect				(477)		(477)

Comprehensive Income						37,012

Cash dividends – common stock ($1.11 per share)			(32,578)			(32,578)
Purchase of treasury stock	(2,340)				(89,338)	(89,338)
Shares issued upon exercise of stock options including related tax benefits	17	648				648
Stock compensation expense		112				112
Restricted stock issued	27
Cumulative effect of FIN 48 adoption			(1,174)			(1,174)
Restricted stock compensation expense		227				227

Balance, June 30, 2008	28,452	$82,652	$941,244	$(5,775)	$(658,903)	$359,218

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share data)
Note 1 — Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant,” or the “Company.” Intercompany transactions and accounts have been eliminated in consolidation. The current- and prior-year’s results reflect the classification of the sold automotive operations as discontinued operations. See further discussion in Note 2. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2008 refers to fiscal 2008, which is the period from July 1, 2007 to June 30, 2008.
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
Cash and Equivalents
     We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in other accrued liabilities and totaled approximately $4.8 million and $5.4 million as of June 30, 2008 and 2007, respectively.
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
Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. The carrying amounts of these financial instruments approximate fair value. We place our cash and equivalents with institutions believed to be of high quality and, by policy, limit the amount of credit exposure to any one institution or issuer. Our concentration of credit risk with respect to trade accounts receivable is mitigated by having a large and diverse customer base. However, see Note 18 with respect to our accounts receivable with Wal-Mart Stores, Inc.
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at June 30, 2008, 2007 and 2006 were approximately $0.6 million, $2.2 million and $1.6 million, respectively, and these purchases have been excluded from the Consolidated Statement of Cash Flows. We use the straight-line method of computing depreciation for financial reporting purposes based on the estimated useful lives of the corresponding assets. Estimated useful lives for buildings and improvements range from two to 45 years while machinery and equipment range from two to 20 years. For tax purposes, we generally compute depreciation using accelerated methods. See Note 17 for discussion of recent asset impairments.

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
Goodwill and Intangible Assets
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), as of July 1, 2002, goodwill is no longer being amortized. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized on a straight-line basis over their useful lives to general and administrative expense. Also in accordance with SFAS 142, as of April 30, 2008 and 2007, as appropriate, we completed asset impairment assessments, and such assessments indicated that there was no impairment. We periodically evaluate the future economic benefit of the recorded goodwill and other long-lived assets when events or circumstances indicate potential recoverability concerns. This evaluation is based on consideration of expected future undiscounted cash flows and other operating factors. Carrying amounts are adjusted appropriately when determined to have been impaired. See further discussion and disclosure in Note 5.
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
Accruals for Self-Insurance
     Self-insurance accruals are made for certain claims associated with employee health care, workers’ compensation and general liability insurance. These accruals include estimates that may be based on historical loss development factors. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual. In 2008, improvements in claims experience led to a favorable pretax adjustment of prior years’ reserves of approximately $1.7 million.
Revenue Recognition
     We recognize net sales and related cost of sales at the time of shipment of the products, or at the time when all substantial risks of ownership change, if later. Net sales are recorded net of estimated sales discounts, returns and certain sales incentives, including coupons and rebates.
Advertising Expense
     We expense advertising as it is incurred. Advertising expense did not exceed 1% of sales in each of the three years ended June 30, 2008.
Shipping and Handling
     Shipping and handling fees billed to customers are recorded as sales, while the related shipping and handling costs are included in cost of sales.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Stock-Based Employee Compensation Plans
     We account for our stock-based employee compensation plans in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. See further discussion and disclosure in Note 11.
Other Income
     During the second quarter of 2008, we received approximately $2.5 million from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) compared to approximately $0.7 million received in the second quarter of 2007 and approximately $11.4 million received in the second quarter of 2006. We recognize CDSOA-related income upon receiving notice from the U.S. Department of Homeland Security regarding its intent to remit a specific amount to us. These amounts are recorded as other income in the accompanying financial statements. See further discussion at Note 16.
Per Share Information
     We account for earnings per share under SFAS No. 128, “Earnings Per Share.” Net income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents (stock options, restricted stock and stock-settled stock appreciation rights) outstanding during each period.
     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the diluted weighted average number of common shares outstanding during the period, which includes the dilutive potential common shares associated with outstanding stock options, restricted stock and stock-settled stock appreciation rights. There are no adjustments to net income necessary in the calculation of basic and diluted earnings per share.
Comprehensive Income and Accumulated Other Comprehensive Loss
     Comprehensive income includes changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income is composed of two subsets — net income and other comprehensive income (loss). Included in other comprehensive income (loss) are foreign currency translation adjustments for which there are no related income tax effects and pension and postretirement benefits adjustments accounted for under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which are recorded net of a related tax provision of approximately $0.3 million in 2008. The years ended June 30, 2007 and 2006 include a minimum pension liability adjustment, which is recorded net of a related tax provision of $1.4 million and $3.1 million, respectively.
     These adjustments, as well as the impact of the 2007 adoption of SFAS 158, shown net of tax benefit of $1.5 million, are accumulated within the Consolidated Balance Sheet in Accumulated Other Comprehensive Loss, which is comprised of the following as of June 30, 2008, 2007 and 2006:

	2008	2007	2006
Cumulative translation adjustments	$—	$131	$143
Minimum pension liability	—	—	(5,420)
Pension and postretirement benefit adjustments	(5,775)	(5,298)	—

	$(5,775)	$(5,167)	$(5,277)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Revision in the Classification of Proceeds from the Sale of Discontinued Operations
     In connection with the preparation of this Annual Report on Form 10-K, we concluded that it was appropriate to classify our proceeds from the sale of discontinued operations as an investing activity from discontinued operations. Previously, such proceeds had been classified as an investing activity from continuing operations. Accordingly, we have revised the Consolidated Statement of Cash Flows to reflect these proceeds in Investing Activities from Discontinued Operations and have removed them from Investing Activities from Continuing Operations. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Balance Sheet, Consolidated Statements of Income or Consolidated Statements of Shareholders’ Equity for any period.
Recently Issued Accounting Standards
     In June 2008, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-06-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings Per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. We are currently evaluating the impact this FSP will have on our calculation and presentation of EPS.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This pronouncement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are currently evaluating the impact, if any, that SFAS 162 will have on our financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 establishes disclosure requirements for derivative instruments and for hedging activities. SFAS 161 also amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. This pronouncement is effective for the quarter ending March 31, 2009. We are currently evaluating the impact, if any, that SFAS 161 will have on our disclosures.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations after June 30, 2009, and is not expected to have a material impact on our financial position or results of operations.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective as of the beginning of our 2010 fiscal year, and we do not expect SFAS 160 to have any impact on our financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of our 2009 fiscal year, and we do not expect SFAS 159 to have a material impact on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement is effective as of the beginning of our 2009 fiscal year; however, the FASB has issued a one-year deferral of the adoption of the standard as it relates to nonfinancial assets and liabilities. We do not expect SFAS 157 to have a material impact on our financial position or results of operations.
Note 2 — Discontinued Operations and Business Divestitures
     In June 2008, as part of a strategic alternative review of nonfood operations, we sold effectively all of the operating assets of our Des Moines, Iowa automotive accessory operations. The cash transaction resulted in a pretax loss of approximately $20.4 million for the year ended June 30, 2008. This business was previously included in our Automotive segment and had net sales of approximately $142.1 million, $145.3 million and $149.0 million in 2008, 2007 and 2006, respectively, and a pretax loss of approximately $16.3 million (including the pretax loss on sale) and pretax income of approximately $0.5 million and $4.3 million for the years ended June 30, 2008, 2007 and 2006, respectively.
     In June 2007, as part of a strategic alternative review of nonfood operations, we sold substantially all of the operating assets of our automotive accessory operations located in Coshocton, Ohio and LaGrange, Georgia. The cash transaction resulted in a pretax loss of approximately $24.3 million for the year ended June 30, 2007 and an additional pretax loss of approximately $0.2 million for the year ended June 30, 2008. Similarly, in March 2007, we sold substantially all of the operating assets of our automotive accessory operations located in Wapakoneta, Ohio. The cash transaction resulted in a pretax gain of approximately $1.2 million for the year ended June 30, 2007. The businesses included in both of these transactions were previously included in our Automotive segment and had net sales of approximately $98.9 million and $101.7 million in 2007 and 2006, respectively, and a pretax loss of approximately $29.2 million (including the pretax loss on sale of approximately $23.1 million) and $1.9 million for the years ended June 30, 2007 and 2006, respectively.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the financial results of these divested operations are reported separately as discontinued operations for all periods presented. Loss from discontinued operations was approximately $10.8 million and $18.6 million, net of tax, for 2008 and 2007, respectively. These amounts included a net loss on the sale of these operations of approximately $13.5 million, net of tax of $7.1 million, and $15.1 million, net of tax of $8.0 million, in 2008 and 2007, respectively. Income from discontinued operations was approximately $1.7 million, net of tax, for 2006.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     At June 30, 2007, the assets and liabilities of discontinued operations included the following items:

June 30,
2007
Assets of Discontinued Operations
Cash	$2
Receivables	29,523
Inventories	25,296
Other current assets	484

Total current assets of discontinued operations	55,305
Property, plant and equipment, net	13,842
Other noncurrent assets	234

Total noncurrent assets of discontinued operations	14,076

Total assets of discontinued operations	$69,381

Liabilities of Discontinued Operations
Accounts payable	$6,632
Accrued liabilities	2,746

Total current liabilities of discontinued operations	9,378
Other noncurrent liabilities	19

Total liabilities of discontinued operations	$9,397

     In November 2007, as part of a strategic alternative review of nonfood operations, we sold substantially all the consumer and floral glass operating assets of our Indiana Glass Company and E. O. Brody Company subsidiaries for gross proceeds of approximately $21.5 million. This cash transaction resulted in a pretax loss of approximately $6.4 million, which is recorded in cost of sales. These businesses were included in our Glassware and Candles segment and had net sales of approximately $18 million during the fiscal year ended June 30, 2008 and approximately $53 million during both of the fiscal years ended June 30, 2007 and 2006.
     As part of the sale, we entered into a non-exclusive, three-year supply agreement with the buyer for certain glassware products that our candle operations continue to use. In accordance with SFAS 144 and related accounting guidance, the financial results of these operations do not meet the criteria for classification as discontinued operations and, therefore, have been included in continuing operations for all periods presented.
Note 3 — Acquisition
     In June 2007, we acquired the principal assets of Marshall Biscuit Company, Inc. (“Marshall Biscuit”), a privately owned producer and marketer of frozen yeast rolls and biscuits based in Saraland, Alabama. Marshall Biscuit’s strength in the private-label channel complemented our Sister Schubert’s branded rolls. Marshall Biscuit is reported in our Specialty Foods segment, and its results of operations have been included in our Consolidated Statement of Income since June 1, 2007. The results of operations of this acquisition are not material for all years presented.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     Under the terms of the purchase agreement, we acquired certain personal and real property including fixed assets, inventory and accounts receivable, and assumed certain liabilities. The purchase price was approximately $23.1 million, including a subsequent net asset adjustment of approximately $0.1 million and an earn out payment made in 2008 of approximately $0.2 million as determined under the terms of the purchase agreement. The net asset adjustment was received in 2008. As defined in the purchase agreement, there is a potential for future earn out payments of up to $1.8 million over the next two years. These payments are based on future sales levels of certain Marshall Biscuit products and would be accounted for as additional purchase price and thus goodwill.
Note 4 — Inventories
     Inventories are valued at the lower of cost or market and are costed by various methods that approximate actual cost on a first-in, first-out basis. It is not practicable to segregate work in process from finished goods inventories. We estimate, however, that work in process inventories amount to approximately 3% and 5% of the combined total of finished goods and work in process inventories at June 30, 2008 and 2007, respectively.
Note 5 — Goodwill and Other Intangible Assets
     Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at June 30, 2008 and $89.6 million at June 30, 2007. The increase in goodwill was due to an earn out payment related to the acquisition of Marshall Biscuit. See further discussion at Note 3.
     The following tables summarize our identifiable other intangible assets by segment as of June 30, 2008 and 2007:

	2008	2007
Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(158)	(149)

Net Carrying Value	$212	$221

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(2,182)	(1,233)

Net Carrying Value	$10,838	$11,787

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(749)	(531)

Net Carrying Value	$791	$1,009

Glassware and Candles — Customer Lists (12-year life)
Gross carrying value	$—	$250
Accumulated amortization	—	(156)

Net Carrying Value	$—	$94

Total Net Carrying Value	$11,841	$13,111

     Amortization expense relating to these assets was approximately $1.2 million, $0.6 million and $0.5 million for 2008, 2007 and 2006, respectively. Total annual amortization expense is estimated to be approximately $1.2 million for each of the next three years, $1.1 million for the fourth year and $0.9 million for the fifth year.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Note 6 — Short-Term Borrowings
     At June 30, 2007, we had an unsecured revolving credit facility under which we could borrow up to $100 million. The facility was to expire in February 2008, but was replaced with a new facility in October 2007, as discussed further in Note 8. At June 30, 2007, we were in compliance with all applicable provisions and covenants of the facility, and we had $42.5 million outstanding under the facility with a weighted average interest rate of 5.615%. We paid less than $0.1 million of interest for the year ended June 30, 2007. See discussion of long-term debt at Note 8.
Note 7 —Accrued Liabilities
     Accrued liabilities at June 30, 2008 and 2007 are composed of:

	2008	2007
Accrued compensation and employee benefits	$23,505	$25,065
Accrued marketing and distribution	7,911	8,070
Income and other taxes	2,276	4,288
Book cash overdrafts	4,782	5,386
Other	4,311	5,312

Total accrued liabilities	$42,785	$48,121

Note 8 — Long-Term Debt
     At June 30, 2008, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. Loans may be used for general corporate purposes. At June 30, 2008, we were in compliance with all applicable provisions and covenants of the facility, and we had $55.0 million outstanding under the facility with a weighted average interest rate of 2.934%. Based on the long-term nature of this facility and in accordance with generally accepted accounting principles, we have classified the outstanding balance at June 30, 2008 as long-term debt. We paid approximately $3.1 million of interest in 2008, inclusive of interest paid under short-term borrowings noted in Note 6 above. Based on the borrowing rates currently available to us under the facility, the fair market value of our long-term debt is not materially different from the carrying value.
Note 9 — Income Taxes
     We and our domestic subsidiaries file a consolidated Federal income tax return. Taxes based on income for the years ended June 30, 2008, 2007 and 2006, have been provided as follows:

	2008	2007	2006
Currently payable:
Federal	$23,221	$39,300	$35,998
State and local	3,130	4,607	6,445

Total current provision	26,351	43,907	42,443
Deferred Federal, state and local provision (benefit)	878	(6,926)	2,051

Total taxes based on income	$27,229	$36,981	$44,494

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     Certain tax benefits recorded directly to common stock totaled less than $0.1 million in 2008 and approximately $0.2 million and $0.3 million in 2007 and 2006, respectively. For the years ended June 30, 2008, 2007 and 2006, our effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes	3.2%	2.5%	2.6%
ESOP dividend deduction	(0.4)%	(0.4)%	(0.9)%
Section 199 deduction	(1.3)%	(0.8)%	(0.9)%
Other	(0.5)%	0.2%	(0.4)%

Effective rate	36.0%	36.5%	35.4%

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2008 and 2007 are comprised of:

	2008	2007
Deferred tax assets:
Inventories	$2,674	$4,731
Employee medical and other benefits	8,425	10,550
Receivable and other allowances	4,989	5,341
Other accrued liabilities	4,233	4,311

Total deferred tax assets	20,321	24,933

Total deferred tax liabilities—property and other	(7,563)	(8,125)

Net deferred tax asset	$12,758	$16,808

     Net current deferred tax assets totaled approximately $13.5 million and $18.5 million at June 30, 2008 and 2007, respectively, and were included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. Prepaid Federal income taxes of approximately $13.2 million and $6.1 million at June 30, 2008 and 2007, respectively, were also included in Deferred Income Taxes and Other Current Assets. Cash payments for income taxes were approximately $23.7 million, $38.6 million and $47.0 million for 2008, 2007 and 2006, respectively.
     Effective July 1, 2007, we adopted the provisions of FIN 48 and any subsequent interpretations thereto. Upon adoption, we recognized a decrease to retained earnings of approximately $1.2 million to increase our tax contingency reserves for uncertain tax positions. The gross tax contingency reserve at the time of adoption was approximately $2.4 million and consisted of tax liabilities of approximately $1.5 million and penalties and interest of approximately $0.9 million. We do not have any unrecognized tax benefits for uncertain tax positions at June 30, 2008.
     The following table sets forth changes in our total gross FIN 48 tax liabilities for 2008:

Balance as of July 1, 2007	$2,356
Tax positions related to current year:
Additions	128
Reductions	(1)
Tax positions related to prior years:
Additions	362
Reductions	(172)

Balance as of June 30, 2008	$2,673

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     As of June 30, 2008, we have not classified any of the FIN 48 tax liabilities as current liabilities as these amounts are not expected to be paid within the next 12 months.
     We report accrued interest and penalties related to FIN 48 tax liabilities in income tax expense. For 2008, we recognized approximately $0.1 million of net tax-related interest and penalties and had $1.0 million of accrued interest and penalties as of June 30, 2008.
     We file income tax returns in the U.S. and various state and local jurisdictions. With limited exceptions, we are no longer subject to examination of U.S. Federal or state and local income taxes for years prior to 2005.
     The American Jobs Creation Act provides a tax deduction calculated as a percentage of qualified income from manufacturing in the United States (“Section 199 Deduction”). The deduction percentage increases from 3% to 9% over a six-year period and began in 2006. We have recorded amounts for this deduction in all years presented. In accordance with FASB guidance, this deduction is treated as a special deduction, as opposed to a tax rate reduction.
Note 10 — Shareholders’ Equity
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
     Our Board approved a share repurchase authorization of 2,000,000 shares in August 2007. Approximately 1,005,000 shares remained authorized for future purchase at June 30, 2008.
     On February 13, 2006, pursuant to our previously announced share repurchase program, we purchased 100,000 shares of common stock from the Estate of Dorothy B. Fox (the “Estate”) at a price per share of $41.55, which was equal to the average closing price of our common stock over the eight trading days beginning on February 1, 2006. Robert L. Fox, one of our Directors, served as Executor of the Estate.
Note 11 — Stock-Based Compensation
     As approved by our shareholders in November 1995, the terms of the 1995 Key Employee Stock Option Plan (the “1995 Plan”) reserved 3,000,000 common shares for issuance to qualified key employees. All options granted under the 1995 Plan were exercisable at prices not less than fair market value as of the date of grant. The 1995 Plan expired in August 2005, but there are still options outstanding that were issued under this plan. In general, options granted under the 1995 Plan vested immediately and had a maximum term of five years. Our policy is to issue shares upon option exercise from new shares that had been previously authorized.
     Our shareholders approved the adoption of the Lancaster Colony Corporation 2005 Stock Plan (the “2005 Plan”), at our 2005 Annual Meeting of Shareholders. The 2005 Plan reserved 2,000,000 common shares for

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
issuance to our employees and directors, and all awards granted under the 2005 Plan will be exercisable at prices not less than fair market value as of the date of the grant. The vesting period for options granted under the 2005 Plan varies as to the type of award granted, but generally these awards have a maximum term of five years.
Stock Options and Stock-Settled Stock Appreciation Rights
     Under SFAS 123R, we calculate fair value of option grants using the Black-Scholes option-pricing model.
     In February 2008, we granted 153,550 stock-settled stock appreciation rights (SSSARs) to various employees under the terms of the 2005 Plan mentioned above. The weighted average per share fair value of the SSSARs grant was $6.00 and was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for this grant: risk-free interest rate of 2.54%; dividend yield of 2.91%; volatility factor of the expected market price of our common stock of 24.04%; and a weighted average expected life of 3.5 years. The volatility factor was estimated based on actual historical volatility of our stock for a time period equal to the term of the options. The expected average life was calculated using the simplified method as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin 110, as we have not historically granted similar awards. These SSSARs vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for this grant.
     There were no grants of stock options or rights in 2007 or 2006.
     We recognize compensation expense over the requisite service period. Total compensation cost related to these share-based payment arrangements for the years ended June 30, 2008, 2007 and 2006 was approximately $0.1 million, less than $0.1 million, and approximately $0.4 million, respectively. These amounts are reflected in Selling, General and Administrative Expenses and have been allocated to each segment appropriately. No initial tax benefits are recorded for the portion of these compensation costs that relate to incentive stock options, which do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     During the year ended June 30, 2008, we received approximately $0.6 million in cash from the exercise of stock options, as compared to approximately $3.3 million in the prior year. A related tax benefit of less than $0.1 million and approximately $0.2 million was recorded in 2008 and 2007, respectively. These tax benefits were included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefits include less than $0.1 million of gross windfall tax benefits for the years ended June 30, 2008 and 2007.
     The aggregate intrinsic value of options exercised for the year ended June 30, 2008, was less than $0.1 million as compared to approximately $0.6 million and $1.0 million for the years ended June 30, 2007 and 2006, respectively.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following summarizes for each of the three years in the period ended June 30, 2008 the activity relating to stock options granted under the 1995 Plan and SSSARs granted under the 2005 Plan mentioned above:

	2008		2007		2006
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	361,500	$40.42	470,982	$39.92	590,104	$38.77
Exercised	(17,200)	37.23	(88,290)	37.63	(102,272)	33.81
Granted	153,550	38.31	—	—	—	—
Forfeited	(33,200)	41.11	(21,192)	40.82	(16,850)	36.92
Expired	(72,100)	37.23	—	—	—	—

Outstanding at end of period	392,550	$40.26	361,500	$40.42	470,982	$39.92

Exercisable and vested at end of period	237,433	$41.52	353,713	$40.40	454,667	$39.88

Vested and expected to vest at end of period	386,408	$40.30	361,500	$40.42	470,982	$39.92

     The weighted average remaining contractual life was approximately 2.84 years and 1.67 years for the options outstanding and exercisable, respectively, at the end of the year. The aggregate intrinsic value was zero for both the options outstanding and exercisable at June 30, 2008.
     The following table summarizes information about the options and SSSARs outstanding at June 30, 2008:

Outstanding					Exercisable
			Weighted Average
			Remaining
Grant	Exercise	Number	Contractual	Exercise	Number	Weighted Average
Years	Prices	Outstanding	Life in Years	Price	Exercisable	Exercise Price
2008	$38.31	153,550	4.67	$38.31	—	—
2005	$41.52	239,000	1.67	$41.52	237,433	$41.52
     The following summarizes the status of, and changes to, unvested options and SSSARs during the year ended June 30, 2008:

	Year Ended
	June 30, 2008
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested at beginning of period	7,787	$8.14
Granted	153,550	6.00
Vested	(6,220)	8.14
Forfeited	—	—

Unvested at end of period	155,117	$6.02

     At June 30, 2008, there was approximately $0.8 million of total unrecognized compensation cost related to stock options and SSSARs that we will recognize over a weighted-average period of approximately 2.7 years.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Restricted Stock
     On February 27, 2008, we granted a total of 23,600 shares of restricted stock to various key employees under the terms of the 2005 Plan discussed above. The restricted stock had a grant date fair value of approximately $0.9 million based on a per share closing stock price of $38.31. The restricted stock vests on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for this grant. Under the terms of the grant, employees will receive dividends on unforfeited restricted stock regardless of their vesting status. We are recognizing compensation expense related to the restricted stock awards over the requisite service period.
     On November 19, 2007, we granted a total of 3,500 shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan discussed above. The restricted stock had a grant date fair value of approximately $0.1 million based on a per share closing stock price of $38.14. This restricted stock vests over a one-year period. Due to the resignation of one of our directors, 500 shares of this restricted stock have been forfeited. All of the remaining shares are expected to vest. Dividends earned on the stock are held in escrow and will be paid to the directors at the time the stock vests. We are recognizing compensation expense related to the restricted stock awards over the requisite service period. An additional 3,500 shares of restricted stock that were granted to our seven nonemployee directors on November 20, 2006 vested during the second quarter of 2008, and we paid the directors the related dividends held in escrow.
     The following summarizes the activity related to restricted stock transactions for the year ended June 30, 2008:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	3,500	$42.70
Granted	27,100	38.29
Vested	(3,500)	42.70
Forfeited	(500)	38.14

Unvested restricted stock at end of period	26,600	$38.29

Vested and exercisable restricted stock at end of period	—	$—

Vested and expected to vest restricted stock at end of period	25,662	$38.29

     Compensation expense of approximately $0.2 million was recorded for the year ended June 30, 2008 in Selling, General and Administrative Expenses, as compared to approximately $0.1 million in 2007 and zero in 2006. A tax benefit of approximately $0.1 million and less than $0.1 million was recorded for the years ended June 30, 2008 and 2007, respectively.
     At June 30, 2008, there was approximately $0.8 million of unrecognized compensation expense related to the restricted stock that we will recognize over a weighted average period of 2.5 years.
Note 12 — Pension Benefits
Defined Benefit Pension Plans
     We and certain of our operating subsidiaries provide multiple defined benefit pension plans. Benefits under the plans are primarily based on negotiated rates and years of service and cover the union workers at such locations. We contribute to these plans at least the minimum amount required by regulation or contract. We recognize the cost of plan benefits as the employees render service. At the end of the year, we discount our plan liabilities using an assumed discount rate. In estimating this rate, we, along with our third-party actuaries, review bond indices, consider yield curve analysis results and the past history of discount rates.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2008	2007
Weighted-average assumption as of June 30
Discount rate	6.65%	6.35%
     The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2008	2007	2006
Discount rate	6.35%	6.45%	5.25%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
     Our investment strategy for our plan assets is to control and manage investment risk through diversification across asset classes and investment styles. By our current corporate guidelines, 50-85% of plan assets may be allocated to equity securities, 15-40% to debt securities and up to 35% to cash. We expect that a modest allocation to cash will exist within the plans, because each investment manager is likely to hold limited cash in a portfolio. Our plan assets include an investment in shares of our common stock with a market value of approximately $1.5 million and $2.9 million as of June 30, 2008 and 2007, respectively.
     The asset allocation for our plans at June 30 by asset category, is as follows:

	Percentage of
	Noncash Plan Assets
	at June 30
	2008	2007
Asset Category
Equity securities	61%	73%
Fixed income	39%	27%

Total	100%	100%

     The expected return on plan assets is based on our historical experience, our plan investment guidelines, and our expectations for long-term rates of return. Our plan investment guidelines are established based upon an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments. Due to the potential impact of our recent business divestitures and restructuring activities, we may reassess our investment allocation in 2009.
     Relevant information with respect to our pension benefits as of June 30, can be summarized as follows:

	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$41,965	$40,796
Service cost	155	510
Interest cost	2,381	2,499
Amendments	—	431
Actuarial (gain) loss	(731)	1,116
Benefits paid	(10,171)	(3,387)

Benefit obligation at end of year	$33,599	$41,965

Change in plan assets
Fair value of plan assets at beginning of year	$41,535	$38,445
Actual return on plan assets	(2,550)	5,038
Employer contributions	858	1,439
Benefits paid	(10,171)	(3,387)

Fair value of plan assets at end of year	$29,672	$41,535

Reconciliation of funded status
Net accrued benefit cost	$(3,927)	$(430)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)

	2008	2007
Amounts recognized in the consolidated balance sheets consist of
Prepaid benefit cost (noncurrent assets)	$—	$1,490
Accrued benefit liability (noncurrent liabilities)	(3,927)	(1,920)

Net amount recognized	$(3,927)	$(430)

Accumulated benefit obligation	$33,599	$41,965

     The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2008	2007
Benefit obligations	$33,599	$14,789
Fair value of plan assets at end of year	$29,672	$12,869
     Amounts recognized in accumulated other comprehensive loss at June 30, 2008 and 2007 are as follows:

	2008	2007
Net actuarial loss	$9,235	$7,674
Prior service cost	759	861
Net transition liability (asset)	1	(2)
Income taxes	(3,823)	(3,236)

Total	$6,172	$5,297

     Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

2009
Net actuarial loss	$249
Prior service cost amortization	102
Net transition obligation	4

Total	$355

     The following table summarizes the components of net periodic benefit cost at June 30:

	2008	2007	2006
Components of net periodic benefit cost
Service cost	$155	$510	$752
Interest cost	2,381	2,499	2,542
Expected return on plan assets	(2,904)	(2,987)	(2,889)
SFAS 88 curtailment/settlement charges	3,011	2,068	574
Amortization of unrecognized net loss	145	276	694
Amortization of prior service cost	102	232	245
Amortization of unrecognized net obligation existing at transition	3	2	35

Net periodic benefit cost	$2,893	$2,600	$1,953

     The above-noted net periodic benefit cost includes approximately $2.3 million for 2007 and $1.4 million for 2006 of costs that are presented in discontinued operations because those costs relate to the discontinued businesses.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     In 2008 and 2007, one of our plans experienced lump sum payments that exceeded the plan’s annual service and interest costs. This resulted in an accelerated recognition of plan costs of approximately $3.0 million and $0.5 million, respectively, as required under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). The 2008 charge was included in continuing operations in corporate expenses because the costs were related to the retained liabilities of sold and discontinued operations. The 2007 charge was presented in discontinued operations because those costs related to the discontinued operations before the sale.
     During 2007, two of our plans became subject to curtailment accounting because of the sale of a business and the announcement of the upcoming closure of another. This resulted in the immediate recognition of all of the outstanding prior service cost and transition obligations of these plans. Total curtailment charges of approximately $1.6 million were recorded, as required under SFAS 88.
     In 2006, one of our plans experienced lump sum payments that exceeded the plan’s annual service and interest costs. This resulted in an accelerated recognition of plan costs of approximately $0.6 million, as required under SFAS 88.
     We have not yet finalized our anticipated funding level for 2009, but, based on initial estimates, we anticipate funding approximately $3.0 million.
     Benefit payments estimated for future years are as follows:

2009	$2,116
2010	$2,100
2011	$2,069
2012	$2,097
2013	$2,136
2014 — 2018	$11,603
Note 13 — Postretirement Benefits
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
     The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2008	2007
Weighted-average assumption as of June 30
Discount rate	6.65%	6.35%
     The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2008	2007	2006
Discount rate	6.35%	6.45%	5.25%
Health care cost trend rate	10.00%	11.00%	12.00%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     Relevant information with respect to our postretirement medical and life insurance benefits as of June 30, can be summarized as follows:

	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$3,804	$6,746
Service cost	26	133
Interest cost	231	423
Actuarial gain	(653)	(260)
Effect of curtailment	(25)	(2,938)
Benefits paid	(281)	(300)

Benefit obligation at end of year	$3,102	$3,804

Change in plan assets
Employer contributions	$281	$300
Benefits paid	(281)	(300)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Accrued benefit cost	$(3,102)	$(3,804)

Amounts recognized in the consolidated balance sheets consist of
Current accrued benefit liability	$(257)	$(330)

Noncurrent accrued benefit liability	$(2,845)	$(3,474)

Accumulated benefit obligation	$(3,102)	$(3,804)

     Amounts recognized in accumulated other comprehensive loss at June 30, 2008 and 2007 are as follows:

	2008	2007
Net actuarial (gain) loss	$(600)	$53
Prior service benefit	(43)	(50)
Income taxes	246	(2)

Total	$(397)	$1

     Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

2009
Prior service cost amortization	$(5)
Unrecognized gain amortization	(17)

Total	$(22)

     The following table summarizes the components of net periodic benefit cost at June 30:

	2008	2007	2006
Components of net periodic benefit cost
Service cost	$26	$133	$175
Interest cost	231	423	346
Amortization of unrecognized net loss	—	128	143
Amortization of prior service asset	(5)	(8)	(6)
SFAS 88 curtailment benefit	(27)	(691)	—

Net periodic benefit cost (benefit)	$225	$(15)	$658

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The above-noted net periodic benefit cost (benefit) includes approximately $(0.3) million for 2007 and $0.2 million for 2006 that are presented in discontinued operations because those benefit costs relate to discontinued automotive operations.
     In 2008 and 2007, our plans experienced a curtailment due to a significant reduction in future service as a result of the sale of certain automotive operations and the closure of our industrial glassware operation. This resulted in the immediate recognition of a portion of the outstanding prior service asset related to the impacted employees, as required under SFAS 88.
     We expect to contribute approximately $0.3 million to our postretirement benefit plans in 2009.
     Benefit payments estimated for future years are as follows:

2009	$257
2010	$232
2011	$234
2012	$246
2013	$251
2014 — 2018	$1,244
     For other postretirement benefit measurement purposes, annual increases in medical costs for 2008 are assumed to total approximately 10% per year and gradually decline to 5% by approximately the year 2013 and remain level thereafter. Annual increases in medical costs for 2007 were assumed to total approximately 10% per year and gradually decline to 5% by approximately the year 2012 and remain level thereafter.
     Assumed health care cost rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$17	$(15)
Effect on postretirement benefit obligation as of June 30, 2008	$251	$(218)
Note 14 — Defined Contribution and Other Employee Plans
     We sponsored five defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code during 2008. Contributions are determined under various formulas, and we contributed to three of the plans in 2008. Costs related to such plans totaled approximately $0.9 million in the year ended June 30, 2008 and approximately $1.0 million in each of the years ended June 30, 2007 and 2006.
     Certain of our subsidiaries also participate in multiemployer plans that provide pension and postretirement health and welfare benefits to the union workers at such locations. The contributions required by our participation in the multi-employer plans totaled approximately $4.1 million in the year ended June 30, 2008 and approximately $3.7 million in each of the years ended June 30, 2007 and 2006.
     We offer a deferred compensation plan for select employees who may elect to defer a certain percentage of annual compensation. We do not match any contributions. Each participant earns interest based upon the prime rate of interest, adjusted semi-annually, on their respective deferred compensation balance. Participants are paid out upon retirement or termination. Our liability for total deferred compensation and accrued interest was approximately $2.2 million and $2.0 million for the years ended June 30, 2008 and 2007, respectively. Deferred compensation expense totaled approximately $0.2 million for each of the years ended June 30, 2008, 2007 and 2006.
Note 15 — Commitments
     We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment, which expire at various dates through 2014. Certain of these leases

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
contain renewal options, some provide options to purchase during the lease term and some require contingent rentals based on usage. The future minimum rental commitments due under these leases are summarized as follows (in thousands): 2009—$3,869; 2010—$2,933; 2011—$1,953; 2012—$968; 2013—$457; thereafter—$239.
     Total rent expense, including short-term cancelable leases, during the years ended June 30, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
Operating leases:
Minimum rentals	$4,431	$4,642	$4,509
Contingent rentals	401	435	554
Short-term cancelable leases	1,609	1,983	1,916

Total	$6,441	$7,060	$6,979

Note 16 — Contingencies
     In addition to the items discussed below, at June 30, 2008, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
     Approximately 23% of our employees are represented under various collective bargaining agreements, which expire at various times through calendar year 2013. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material adverse effect on our business and results of operations.
     The CDSOA provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $2.5 million, $0.7 million, and $11.4 million in 2008, 2007 and 2006, respectively. These remittances related to certain candles being imported from the People’s Republic of China.
     The CDSOA has faced a growing number of legal challenges. In February 2006, legislation was enacted to repeal the applicability of the CDSOA to duties collected on imported products after September 2007. This legislation is expected to reduce any distributions in years after 2007, with distributions eventually ceasing. In addition, the U.S. Court of International Trade (“CIT”) ruled in two separate cases that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The CIT rulings are still under appeal, and other cases have been brought, from time to time, challenging various aspects of the CDSOA. The ultimate resolution of ongoing litigation concerning the CDSOA and the effects, if any, the litigation will have on our financial results or receipt of future CDSOA distributions, are uncertain. Based on the current legal challenges, it is possible that we may not receive any CDSOA distributions in 2009 and beyond.
Note 17 — Restructuring and Impairment Charge
     In 2007, we announced our plan to close our industrial glass operation located in Lancaster, Ohio. During 2007, we recorded a restructuring and impairment charge of approximately $3.5 million ($2.3 million after taxes) including $1.4 million recorded in cost of sales for the write-down of inventories. Active business operations have ceased for this operation. The operations of this closed unit have not been reclassified to discontinued operations under the guidance provided in SFAS 144.
     During 2008, we recorded additional charges of approximately $1.3 million ($0.8 million after taxes), including less than $0.1 million recorded in cost of sales for the write-down of inventories, for costs incurred during the period. The majority of these charges consisted of costs associated with real property disposal-related activities.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The total costs associated with this plant closure are expected to be approximately $5.7 million and include the above-noted costs and other costs associated with future real property disposal-related activities. Total remaining cash expenditures are estimated to be approximately $2.1 million and are expected to occur over the balance of calendar 2008.
     During 2008, a portion of the unsold real property that was related to the closing noted above, as well as the real property we retained in connection with our June 2007 sale of our automotive accessory division and our November 2007 sale of consumer and floral glass operations, met the criteria defined in SFAS 144 to be considered “held for sale.” As such, these assets, with a net book value of approximately $2.5 million, have been reclassified to current assets and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with SFAS 144, we will no longer be depreciating these held for sale assets.
     An analysis of the restructuring activity and the related liability recorded within the Glassware and Candles segment at June 30, 2008 follows:

	Accrual at		2008	Accrual at
	June 30,	2008	Cash	June 30,
	2007	Charge	Outlays	2008
Restructuring and Impairment Charge
Employee Separation Costs	$266	$173	$(370)	$69
Other Costs	219	1,071	(106)	1,184

Subtotal	$485	1,244	$(476)	$1,253

Accelerated Depreciation		9
Inventory Write-Down		17

Total Restructuring and Impairment Charge		$1,270

     The restructuring accrual is recorded in accrued liabilities at June 30, 2008.
Note 18 — Business Segments Information
     We have evaluated our operations in accordance with SFAS No. 131 and have determined that the business is separated into two distinct operating and reportable segments: “Specialty Foods” and “Glassware and Candles.”
     Specialty Foods—includes the production, marketing and sale of a family of pourable and refrigerated produce salad dressings, croutons, sauces, refrigerated produce vegetable and fruit dips, chip dips, dry and frozen pasta and egg noodles, caviar, frozen hearth-baked breads, and frozen yeast rolls. Salad dressings, sauces, croutons, frozen pasta and egg noodles, frozen bread products and frozen yeast rolls are sold to both retail and foodservice markets. The remaining products of this business segment are primarily directed to retail markets.
     Glassware and Candles—includes the production and marketing of table and giftware consisting of candles in a variety of popular sizes, shapes and scents and potpourri and related scented products, as well as the distribution of various commercial products, including glassware and candles. This segment’s products are sold primarily to retail markets such as mass merchandisers and food and drug stores, but also, to a lesser extent, to commercial markets.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following table sets forth business segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated net sales in each of the years ending June 30:

	2008	2007	2006
Specialty Foods
Retail	$409,913	$375,987	$375,255
Foodservice	398,594	352,670	332,774

Total Specialty Foods	$808,507	$728,657	$708,029
Glassware and Candles
Consumer Table and Giftware	$146,434	$171,935	$170,845
Nonconsumer Ware and Other	25,974	45,218	45,697

Total Glassware and Candles	$172,408	$217,153	$216,542

Total	$980,915	$945,810	$924,571

     Operating income represents net sales less operating expenses related to the business segments. Expenses of a general corporate nature have not been allocated to the business segments. All intercompany transactions have been eliminated, and intersegment revenues are not significant. Identifiable assets for each segment include those assets used in its operations and intangible assets allocated to purchased businesses. Corporate assets consist principally of cash and equivalents and deferred income taxes. Due to recent strategic alternative activities, the corporate identifiable assets now also include various miscellaneous assets that were retained when the related operations were disposed. Any income statement impact resulting from changes in these assets is presented in the corporate expenses.
     The following sets forth certain additional financial information attributable to our business segments for the three years ended June 30, 2008, 2007 and 2006 and certain items retained at the corporate level:

	2008	2007	2006
Net Sales(1)
Specialty Foods	$808,507	$728,657	$708,029
Glassware and Candles	172,408	217,153	216,542

Total	$980,915	$945,810	$924,571

Operating Income
Specialty Foods	$88,975	$101,518	$113,796
Glassware and Candles	(1,887)	5,712	3,614
Corporate Expenses	(11,751)	(7,320)	(6,928)

Total	$75,337	$99,910	$110,482

Identifiable Assets(1)
Specialty Foods	$364,402	$348,637	$274,652
Glassware and Candles	108,394	147,232	171,553
Assets of Discontinued Operations	—	67,463	126,755
Corporate	47,382	35,165	55,061

Total	$520,178	$598,497	$628,021

Capital Expenditures
Specialty Foods	$15,400	$51,746	$47,984
Glassware and Candles	1,389	1,786	3,847
Corporate	43	57	29

Total	$16,832	$53,589	$51,860

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)

	2008	2007	2006
Depreciation and Amortization
Specialty Foods	$15,307	$12,433	$9,767
Glassware and Candles	8,580	11,333	14,850
Corporate	251	315	363

Total	$24,138	$24,081	$24,980

(1)	Net sales and long-lived assets are predominantly domestic.
     Combined net sales from the two segments attributable to Wal-Mart Stores, Inc. totaled approximately $166 million in 2008, or 17% of consolidated 2008 net sales; $161 million in 2007, or 17% of consolidated 2007 net sales; and $150 million in 2006, or 16% of consolidated net sales in 2006.
     Combined accounts receivable for the two segments attributable to Wal-Mart Stores, Inc. totaled approximately 28% and 26% of consolidated accounts receivable at June 30, 2008 and 2007, respectively.
Note 19 —Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter(1)	Quarter(2)	Quarter(3)	Year(4)
2008
Net Sales	$243,958	$269,447	$230,826	$236,684	$980,915
Gross Margin	$44,832	$43,610	$31,674	$37,225	$157,341
Income from Continuing Operations	$14,647	$15,274	$8,002	$10,516	$48,439
Income (Loss) from Discontinued Operations, Net of Tax	$923	$724	$624	$(13,090)	$(10,819)
Net Income (Loss)	$15,570	$15,998	$8,626	$(2,574)	$37,620
Diluted Income (Loss) per Share:
Continuing Operations	$.48	$.51	$.27	$.37	$1.64
Discontinued Operations	$.03	$.02	$.02	$(.46)	$(.37)
Net Income (Loss)	$.51	$.54	$.30	$(.09)	$1.28

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter(5)	Quarter(6)	Quarter(7)	Year(4)
2007
Net Sales	$226,793	$263,175	$228,450	$227,392	$945,810
Gross Margin	$41,403	$53,655	$42,316	$44,366	$181,740
Income from Continuing Operations	$14,106	$21,248	$13,306	$15,619	$64,279
(Loss) Income from Discontinued Operations, Net of Tax	$(325)	$(3,419)	$193	$(15,044)	$(18,595)
Net Income	$13,781	$17,829	$13,499	$575	$45,684
Diluted Income (Loss) per Share:
Continuing Operations	$.44	$.67	$.42	$.50	$2.03
Discontinued Operations	$(.01)	$(.11)	$.01	$(.48)	$(.59)
Net Income	$.43	$.56	$.43	$.02	$1.45

(1)	Included in the second quarter earnings are (A) income of approximately $1.6 million, net of taxes, or approximately $.05 per share, related to funds received under CDSOA, (B) a loss on the sale of our consumer and floral glass operations of approximately $3.6 million, net of taxes, or approximately $.12 per share, and (C) a noncash pension settlement charge of approximately $1.9 million, net of taxes, or approximately $.06 per share.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)

(2)	Included in the third quarter earnings is additional loss on the sale of our consumer and floral glass operations of approximately $0.2 million, net of taxes, or approximately $.01 per share.

(3)	Included in the fourth quarter earnings are (A) income of approximately $1.1 million, net of taxes, or approximately $.04 per share, to reflect a favorable adjustment of prior year self-insured deductibles under general liability insurance, (B) expense of approximately $0.7 million, net of taxes, or approximately $.02 per share, related to the closing of our industrial glass operation in Lancaster, Ohio and (C) additional loss on the sale of our consumer and floral glass operations of approximately $0.3 million, net of taxes, or approximately $.01 per share.

(4)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the fiscal year.

(5)	Included in the second quarter earnings is income of approximately $0.4 million, net of taxes, or approximately $.01 per share, related to funds received under CDSOA.

(6)	Included in the third quarter earnings is expense of approximately $1.5 million, net of taxes, or approximately $.05 per share, related to the closing of our industrial glass operation in Lancaster, Ohio.

(7)	Included in the fourth quarter earnings are (A) income of approximately $0.6 million, net of taxes, or approximately $.02 per share, related to a bad debt recovery and (B) expense of approximately $0.7 million, net of taxes, or approximately $.02 per share, related to the closing of our industrial glass operation in Lancaster, Ohio.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management must apply its judgment in evaluating the cost—benefit relationship of possible controls and procedures.
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.
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
     Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of the end of the most recent year. Deloitte & Touche LLP has issued a report on the effectiveness of our internal control over financial reporting. This report is set forth on the following page.
     There has been no change in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Lancaster Colony Corporation:
     We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2008, of the Company and our report dated August 27, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the Company’s adoption of new accounting standards.

/s/ Deloitte & Touche LLP Deloitte & Touche LLP
Columbus, OH
August 27, 2008

Item 9B. Other Information
     None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our 2008 Annual Meeting of Shareholders (“2008 Proxy Statement”).
     The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement.
     The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2008 Proxy Statement.
     The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2008 Proxy Statement.
Item 11. Executive Compensation
     The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2008 Proxy Statement.
     The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2008 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2008 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2008 Proxy Statement.
Item 14. Principal Accounting Fees and Services
     Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2008 and 2007 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2008 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2008 and 2007 and for each of the three years in the period ended June 30, 2008, together with the report thereon of Deloitte & Touche LLP dated August 27, 2008, are included in Item 8 of this report:
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets as of June 30, 2008 and 2007
     Consolidated Statements of Income for the years ended June 30, 2008, 2007 and 2006
     Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006
     Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2008, 2007 and 2006
     Notes to Consolidated Financial Statements
     (a) (2) Financial Statement Schedules. Included in Part IV of this report is the following additional financial data that should be read in conjunction with the consolidated financial statements included in Item 8 of this report:
     Schedule II — Valuation and Qualifying Accounts.
     Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
     (a) (3) Exhibits Required by Item 601 of Regulation S-K and Item 15(b). See Index to Exhibits following “Schedule II — Valuation and Qualifying Accounts.”

SIGNATURES
     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lancaster Colony Corporation

(Registrant)

By:	/s/ John B. Gerlach, Jr. John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director

Date: August 29, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John B. Gerlach, Jr. John B. Gerlach, Jr.	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	August 27, 2008

/s/ John L. Boylan John L. Boylan	Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 29, 2008

/s/ James B. Bachmann James B. Bachmann	Director	August 20, 2008

/s/ Neeli Bendapudi Neeli Bendapudi	Director	August 20, 2008

/s/ Robert L. Fox Robert L. Fox	Director	August 19, 2008

/s/ Alan F. Harris Alan F. Harris	Director	August 19, 2008

/s/ Edward H. Jennings Edward H. Jennings	Director	August 20, 2008

/s/ Henry M. O’Neill, Jr. Henry M. O’Neill, Jr.	Director	August 20, 2008

/s/ Zuheir Sofia Zuheir Sofia	Director	August 18, 2008

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended June 30, 2008

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses(B)	Deductions(A)(B)	of Year
Reserves deducted from asset to which they apply — Allowance for doubtful accounts (amounts in thousands):
Year ended June 30, 2006	$1,364	$(1,177)	$(386)	$573

Year ended June 30, 2007	$573	$(899)	$(907)	$581

Year ended June 30, 2008	$581	$1,049	$561	$1,069

Notes:

(A)	Represents uncollectible accounts written-off net of recoveries.

(B)	Includes recovery of previously written-off bad debt related to the 2002 bankruptcy of Kmart Corporation of approximately $1.0 million and $1.2 million for 2007 and 2006, respectively.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-K
JUNE 30, 2008
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

2.1	Asset Purchase Agreement, dated as of June 10, 2008, By and Among MBR, Inc., RBM, LLC, Dee Zee, Inc. and Lancaster Colony Corporation	(q)

3.1	Articles of Incorporation of Lancaster Colony Corporation approved by the shareholders November 18, 1991	(e)

.2	Certificate of Amendment to the Articles of Incorporation of Lancaster Colony Corporation approved by the shareholders November 16, 1992	(e)

.3	Certificate of Amendment to the Articles of Incorporation of Lancaster Colony Corporation approved by the shareholders November 17, 1997	(e)

.4	Regulations of Lancaster Colony Corporation as amended through November 18, 1991	(m)

.5	Certificate of Designation, Rights and Preferences of the Series A Participating Preferred Stock of Lancaster Colony Corporation	(b)

4.1	Specimen Certificate of Common Stock	(h)

.2	Rights Agreement dated as of April 20, 2000 by and between Lancaster Colony Corporation and The Huntington National Bank	(g)

.3	Credit Agreement dated as of October 5, 2007 among Lancaster Colony Corporation, The Lenders and JPMorgan Chase Bank, NA, as Agent	(i)

10.1*	Key Employee Severance Agreement between Lancaster Colony Corporation and John L. Boylan	(c)

.2*	Lancaster Colony Corporation 1995 Key Employee Stock Option Plan	(d)

.3*	Key Employee Severance Agreement between Lancaster Colony Corporation and Bruce L. Rosa	(f)

.4*	Lancaster Colony Corporation Executive Employee Deferred Compensation Plan	(h)

.5*	Description of Registrant’s Executive Bonus Arrangements	(j)

.6	Design/Build Agreement between Sister Schubert’s Homemade Rolls, Inc. and Shambaugh & Son, LP	(n)

.7*	2004 Amendment to the Lancaster Colony Corporation Executive Employee Deferred Compensation Plan	(k)

.8*	Lancaster Colony Corporation 2005 Executive Employee Deferred Compensation Plan	(l)

.9*	Lancaster Colony Corporation 2005 Stock Plan	(a)

.10*	Form of Restricted Stock Award Agreement for Directors under the Lancaster Colony Corporation 2005 Stock Plan	(o)

.11	Agreement by and among Lancaster Colony Corporation, Barington Companies Equity Partners, L.P. and the other parties thereto, dated October 9, 2007	(p)

.12*	Form of Stock Appreciation Rights Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan	(r)

.13*	Form of Restricted Stock Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan	(s)

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Deloitte & Touche LLP	Filed herewith

Exhibit Number	Description	Located at

31.1	Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(a)	Indicates the exhibit is incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A (000-04065) of Lancaster Colony Corporation for the Annual Meeting of Shareholders held November 21, 2005.

(b)	Indicates the exhibit is incorporated by reference from filing as an exhibit to Lancaster Colony Corporation’s Quarterly Report on Form 10-Q (000-04065) for the quarter ended March 31, 1990.

(c)	Indicates the exhibit is incorporated by reference to Exhibit 10.6 to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 1991.

(d)	Indicates the exhibit is incorporated by reference to Exhibit A to the Proxy Statement of Lancaster Colony Corporation (000-04065) for the Annual Meeting of Shareholders held November 20, 1995.

(e)	Indicates the exhibit is incorporated by reference from filing as an exhibit to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 1998.

(f)	Indicates the exhibit is incorporated by reference to Exhibit 10.8 to the Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 1999.

(g)	Indicates the exhibit is incorporated by reference to Exhibit 1 to Lancaster Colony Corporation’s report on Form 8-A (000-04065) filed April 20, 2000.

(h)	Indicates the exhibit is incorporated by reference from filing as an exhibit to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 2000.

(i)	Indicates the exhibit is incorporated by reference to Exhibit 4.1 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed October 11, 2007.

(j)	Indicates the exhibit is incorporated by reference to Exhibit 10.9 to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 2004.

(k)	Indicates the exhibit is incorporated by reference to Exhibit 10.1 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed January 3, 2005.

(l)	Indicates the exhibit is incorporated by reference to Exhibit 99.2 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed February 25, 2005.

(m)	Indicates the exhibit is incorporated by reference to Exhibit 3.4 to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 2006.

(n)	Indicates the exhibit is incorporated by reference to Exhibit 10.1 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed March 16, 2007.

(o)	Indicates the exhibit is incorporated by reference to Exhibit 10.10 to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 2007.

(p)	Indicates the exhibit is incorporated by reference to Exhibit 99.2 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed October 11, 2007.

(q)	Indicates the exhibit is incorporated by reference to Exhibit 2.1 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed June 17, 2008.

(r)	Indicates the exhibit is incorporated by reference to Exhibit 10.2 to Lancaster Colony Corporation’s Quarterly Report on Form 10-Q/A (000-04065) for the quarter ended March 31, 2008.

(s)	Indicates the exhibit is incorporated by reference to Exhibit 10.1 to Lancaster Colony Corporation’s Quarterly Report on Form 10-Q/A (000-04065) for the quarter ended March 31, 2008.