Form 10-Q
period 2008-09-30
LANCASTER COLONY CORP
filed 2008-11-06
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☑
     As of October 31, 2008, there were approximately 27,956,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30	June 30
(Amounts in thousands, except share data)	2008	2008
ASSETS

Current Assets:
Cash and equivalents	$15,797	$19,417
Receivables (less allowance for doubtful accounts, September — $1,118 and June — $1,069)	81,773	59,409
Inventories:
Raw materials	38,442	34,787
Finished goods and work in process	86,616	85,516

Total inventories	125,058	120,303
Deferred income taxes and other current assets	31,895	34,545

Total current assets	254,523	233,674

Property, Plant and Equipment:
Land, buildings and improvements	128,077	138,771
Machinery and equipment	241,455	240,490

Total cost	369,532	379,261
Less accumulated depreciation	192,439	199,688

Property, plant and equipment — net	177,093	179,573
Other Assets:
Goodwill	89,840	89,840
Other intangible assets — net	11,550	11,841
Other noncurrent assets	5,006	5,250

Total	$538,012	$520,178

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$46,910	$45,964
Accrued liabilities	40,199	42,785

Total current liabilities	87,109	88,749

Long-Term Debt	80,000	55,000

Other Noncurrent Liabilities	15,634	14,547

Deferred Income Taxes	2,795	2,664

Shareholders’ Equity:
Preferred stock — authorized 3,050,000 shares; outstanding — none
Common stock — authorized 75,000,000 shares; outstanding — September 30, 2008 — 28,156,230 shares; June 30, 2008 — 28,452,237 shares	82,831	82,652
Retained earnings	944,358	941,244
Accumulated other comprehensive loss	(5,724)	(5,775)
Common stock in treasury, at cost	(668,991)	(658,903)

Total shareholders’ equity	352,474	359,218

Total	$538,012	$520,178

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2008	2007
Net Sales	$263,837	$243,958

Cost of Sales	224,168	199,126

Gross Margin	39,669	44,832

Selling, General and Administrative Expenses	20,261	21,042

Restructuring and Impairment Charges	1,614	136

Operating Income	17,794	23,654

Other (Expense) Income:
Interest expense	(491)	(958)
Interest income and other — net	75	155

Income from Continuing Operations Before Income Taxes	17,378	22,851

Taxes Based on Income	6,358	8,204

Income from Continuing Operations	11,020	14,647

Income from Discontinued Operations, Net of Tax	—	923

Net Income	$11,020	$15,570

Income Per Common Share from Continuing Operations:
Basic and Diluted	$.39	$.48

Income Per Common Share from Discontinued Operations:
Basic and Diluted	$—	$.03

Net Income Per Common Share:
Basic and Diluted	$.39	$.51

Cash Dividends Per Common Share	$.28	$.27

Weighted Average Common Shares Outstanding:
Basic	28,262	30,412
Diluted	28,266	30,420
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30
(Amounts in thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$11,020	$15,570
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(923)
Depreciation and amortization	5,556	6,649
Deferred income taxes and other noncash changes	(1,050)	(1,325)
Restructuring and impairment charges	(370)	(56)
Loss (gain) on sale of property	121	(42)
Pension plan activity	(54)	(171)
Changes in operating assets and liabilities:
Receivables	(22,484)	(20,578)
Inventories	(4,755)	(2,247)
Other current assets	5,105	2,988
Accounts payable and accrued liabilities	1,516	2,556

Net cash (used in) provided by operating activities from continuing operations	(5,395)	2,421

Cash Flows From Investing Activities:
Payments on property additions	(3,693)	(8,098)
Proceeds from sale of property	10	41
Other — net	(453)	(862)

Net cash used in investing activities from continuing operations	(4,136)	(8,919)

Cash Flows From Financing Activities:
Proceeds from debt	25,000	45,000
Purchase of treasury stock	(10,088)	(23,245)
Payment of dividends	(7,906)	(8,165)
Decrease in cash overdraft balance	(1,095)	(948)

Net cash provided by financing activities from continuing operations	5,911	12,642

Cash Flows From Discontinued Operations:
Net cash provided by operating activities from discontinued operations	—	204
Net cash used in investing activities from discontinued operations	—	(164)

Net cash provided by discontinued operations	—	40

Effect of exchange rate changes on cash	—	4

Net change in cash and equivalents	(3,620)	6,188
Cash and equivalents at beginning of year	19,417	8,316

Cash and equivalents at end of period	$15,797	$14,504

Supplemental Disclosure Of Operating Cash Flows:
Cash paid during the period for income taxes	$576	$1,014

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share data)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2008 Annual Report on Form 10-K. The prior-year results reflect the classification of the sold Automotive operations as discontinued operations. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2009 refers to fiscal 2009, which is the period from July 1, 2008 to June 30, 2009.
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at September 30, 2008 and 2007 were approximately $0.2 million and $1.1 million, respectively. These purchases, less the preceding June 30 balances, have been excluded from the property additions in the Consolidated Statements of Cash Flows.
Significant Accounting Policies
     There were no changes to our Significant Accounting Policies from those disclosed in our 2008 Annual Report on Form 10-K.
Note 2 — Impact of Recently Issued Accounting Standards
     In June 2008, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-06-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. We are currently evaluating the impact this FSP will have on our calculation and presentation of EPS.
Note 3 — Goodwill and Other Intangible Assets
     Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at September 30, 2008 and June 30, 2008.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following table summarizes our identifiable other intangible assets by segment as of September 30, 2008 and June 30, 2008:

	September 30	June 30
	2008	2008
Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(161)	(158)

Net Carrying Value	$209	$212

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(2,416)	(2,182)

Net Carrying Value	$10,604	$10,838

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(803)	(749)

Net Carrying Value	$737	$791

Total Net Carrying Value	$11,550	$11,841

     Amortization expense relating to these assets was approximately $0.3 million for the three months ended September 30, 2008 and 2007. Total annual amortization expense is estimated to be approximately $1.2 million for each of the next two years, $1.1 million for the third year and $0.9 million for the fourth and fifth years.
Note 4 — Long-Term Debt
     At September 30, 2008 and June 30, 2008, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. Loans may be used for general corporate purposes. At September 30, 2008 and June 30, 2008, we were in compliance with all applicable provisions and covenants of the facility, and we had $80.0 million and $55.0 million, respectively, outstanding under the facility with a weighted average interest rate of 3.54% and 2.93%, respectively. Based on the long-term nature of this facility and in accordance with generally accepted accounting principles, we have classified the outstanding balance as long-term debt. We paid approximately $0.4 million of interest for the three months ended September 30, 2008 as compared to approximately $0.9 million related to short-term borrowings for the three months ended September 30, 2007. Based on the borrowing rates currently available to us under the facility, the fair market value of our long-term debt is not materially different from the carrying value.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following table discloses net periodic benefit cost for our pension plans:

	Three Months
	Ended
	September 30
	2008	2007
Components of net periodic benefit cost
Service cost	$30	$39
Interest cost	541	647
Expected return on plan assets	(602)	(805)
Amortization of unrecognized net loss	62	43
Amortization of prior service cost	26	26
Amortization of unrecognized net obligation existing at transition	1	1

Net periodic benefit cost (benefit)	$58	$(49)

     For the three months ended September 30, 2008, we made approximately $0.1 million in contributions to our pension plans. We expect to make approximately $3.0 million more in contributions to our pension plans during the remainder of 2009.
Note 6 — Postretirement Benefits
     We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
     The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months
	Ended
	September 30
	2008	2007
Components of net periodic benefit cost
Service cost	$4	$6
Interest cost	49	58
Amortization of unrecognized gain	(4)	—
Amortization of prior service asset	(1)	(1)

Net periodic benefit cost	$48	$63

     For the three months ended September 30, 2008, we made less than $0.1 million in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.2 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2009.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     Our shareholders approved the adoption of the Lancaster Colony Corporation 2005 Stock Plan (the “2005 Plan”) at our 2005 Annual Meeting of Shareholders. The 2005 Plan reserved 2,000,000 common shares for issuance to our employees and directors, and all awards granted under the 2005 Plan will be exercisable at prices not less than fair market value as of the date of the grant. The vesting period for options granted under the 2005 Plan varies as to the type of award granted, but generally these awards have a maximum term of five years.
Stock Options and Stock-Settled Stock Appreciation Rights
     Under SFAS No. 123R, “Share-Based Payment,” we calculate fair value of option grants using the Black-Scholes option-pricing model.
     In February 2008, we granted 153,550 stock-settled stock appreciation rights (“SSSARs”) to various employees under the terms of the 2005 Plan mentioned above. The weighted average per share fair value of the SSSARs grant was $6.00 and was estimated at the date of grant using the Black-Scholes option-pricing model. Assumptions used in the model for this prior-year grant are described in our 2008 Annual Report on Form 10-K. These SSSARs vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for this grant.
     There were no grants of stock options or SSSARs in the three months ended September 30, 2008 and 2007.
     We recognize compensation expense over the requisite service period. Total compensation cost related to these share-based payment arrangements for the three months ended September 30, 2008 and 2007 was approximately $0.1 million and less than $0.1 million, respectively. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. A tax benefit of less than $0.1 million was recorded for the three months ended September 30, 2008 compared to zero for the comparable period of 2008. No initial tax benefits are recorded for the portion of these compensation costs that relate to incentive stock options, which do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     There were no stock option exercises during the three months ended September 30, 2008 and 2007.
     The following summarizes the activity relating to stock options granted under the 1995 Plan and SSSARs granted under the 2005 Plan mentioned above for the three months ended September 30, 2008:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Outstanding at beginning of period	392,550	$40.26
Exercised	—	—
Granted	—	—
Forfeited	(2,950)	40.98

Outstanding at end of period	389,600	$40.26	2.59	$—

Exercisable and vested at end of period	234,983	$41.52	1.41	$—

Vested and expected to vest at end of period	383,958	$40.29	2.57	$—

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following summarizes the status of, and changes to, unvested options and SSSARs during the three months ended September 30, 2008:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested at beginning of period	155,117	$6.02
Granted	—	—
Vested	—	—
Forfeited	(500)	6.00

Unvested at end of period	154,617	$6.02

     At September 30, 2008, there was approximately $0.7 million of total unrecognized compensation cost related to stock options and SSSARs that we will recognize over a weighted-average period of approximately 2.41 years.
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
     There were no grants of restricted stock during the three months ended September 30, 2008 and 2007.
     On November 19, 2007, we granted a total of 3,500 shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan discussed above. The restricted stock had a grant date fair value of approximately $0.1 million based on a per share closing stock price of $38.14. This restricted stock vests over a one-year period. Due to the resignation of one of our directors, 500 shares of this restricted stock were forfeited in 2008. All of the remaining shares are expected to vest. Dividends earned on the stock are held in escrow and will be paid to the directors at the time the stock vests. We are recognizing compensation expense related to the restricted stock awards over the requisite service period.
     The following summarizes the activity related to restricted stock transactions for the three months ended September 30, 2008:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	26,600	$38.29
Granted	—	—
Vested	—	—
Forfeited	(300)	38.31

Unvested restricted stock at end of period	26,300	$38.29

Vested and exercisable restricted stock at end of period	—	—

Vested and expected to vest restricted stock at end of period	25,662	$38.29

     We recognize compensation expense over the requisite service period. Total compensation cost related to this restricted stock for the three months ended September 30, 2008 and 2007 was approximately $0.1 million and less than $0.1 million, respectively. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. A tax benefit of less than $0.1 million was recorded for the three months ended September 30, 2008 and 2007.
     At September 30, 2008, there was approximately $0.7 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted average period of 2.36 years.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Note 8 — Restructuring and Impairment Charges
Specialty Foods Segment
     In the first quarter of 2009, we began consolidating our Atlanta dressing operation into our other existing food facilities as part of our cost-reduction efforts within the Specialty Foods segment. During the three months ended September 30, 2008, we recorded restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes). The majority of these charges resulted in cash outlays and consisted of one-time termination benefits. This closure was essentially complete at September 30, 2008, except for the ultimate disposition of the associated real estate. See further discussion below. The operations of this closed location have not been reclassified to discontinued operations under the guidance provided in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
     No other significant costs are expected related to this closure. The remaining cash expenditures are estimated to be approximately $0.2 million and are expected to be paid during the second quarter of 2009.
     An analysis of the restructuring activity for the three months ended September 30, 2008 and the related liability recorded within the Specialty Foods segment follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	September 30,
	2008	Charge	Outlays	2008
Restructuring and Impairment Charges
Employee Separation Costs	$—	$555	$(555)	$—
Other Costs	—	175	—	175

Subtotal	$—	730	$(555)	$175

Fixed Asset Impairment		47

Total Restructuring and Impairment Charges		$777

Other Segments
     In the third quarter of 2007, we announced our plan to close our industrial glass operation located in Lancaster, Ohio. During 2007, we recorded restructuring and impairment charges, within the Glassware and Candles segment, of approximately $3.5 million ($2.3 million after taxes) including $1.4 million recorded in cost of sales for the write-down of inventories. Active business operations have ceased for this operation. The operations of this closed unit have not been reclassified to discontinued operations under the guidance provided in SFAS 144. During 2008, we recorded additional charges of approximately $1.3 million ($0.8 million after taxes), including less than $0.1 million recorded in cost of sales for the write-down of inventories, for costs incurred during the period. The majority of these charges were for disposal-related activities associated with idle real property.
     During the three months ended September 30, 2008, we recorded additional restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes) for costs incurred during the period. The majority of these charges were for disposal-related activities associated with idle real property. These charges were recorded within the Corporate segment as the remaining assets and liabilities from this closed operation are now considered corporate assets and liabilities.
     The total costs associated with this plant closure are expected to be approximately $5.7 million and include all of the above-noted costs. This closure was essentially complete at September 30, 2008. Total remaining cash expenditures are estimated to be approximately $0.7 million and are expected to occur over the balance of calendar 2008.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     An analysis of the restructuring activity for the three months ended September 30, 2008 and the related liability recorded within the Corporate segment follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	September 30,
	2008	Charge	Outlays	2008
Restructuring and Impairment Charges
Employee Separation Costs	$69	$—	$(60)	$9
Other Costs	1,184	837	(1,355)	666

Total	$1,253	$837	$(1,415)	$675

     The restructuring accruals discussed above are located in accounts payable and accrued liabilities at September 30, 2008.
     During 2009, the real property that was related to the consolidation of our Atlanta dressing operation discussed above, as well as certain real property previously used by our divested consumer and floral glass operations, met the criteria defined in SFAS 144 to be considered “held for sale.” These properties, along with other previously-deemed “held for sale” properties, with a total net book value of approximately $3.5 million, have been reclassified to current assets and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with SFAS 144, we are no longer depreciating these held for sale assets.
Note 9 — Income Taxes
     The gross tax contingency reserve at September 30, 2008 was approximately $2.7 million and consisted of tax liabilities of approximately $1.7 million and penalties and interest of approximately $1.0 million. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” these liabilities have been classified in the Consolidated Balance Sheet as long-term since payment is not expected to occur within the next 12 months. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We do not have any unrecognized tax benefits for uncertain tax positions. We recognize interest and penalties related to these tax liabilities in income tax expense.
Note 10 — Business Segment Information
     The following summary financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2008 consolidated financial statements:

	Three Months Ended
	September 30
	2008	2007
Net Sales
Specialty Foods	$220,786	$184,789
Glassware and Candles	43,051	59,169

Total	$263,837	$243,958

Operating Income (Loss)
Specialty Foods	$23,489	$23,774
Glassware and Candles	(2,862)	2,413
Corporate expenses	(2,833)	(2,533)

Total	$17,794	$23,654

Note 11 — Commitments and Contingencies
     In addition to the items discussed below, at September 30, 2008, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $2.5 million in the second quarter of 2008. These remittances related to certain candles being imported from the People’s Republic of China.
     The CDSOA has faced a growing number of legal challenges. In February 2006, legislation was enacted to repeal the applicability of the CDSOA to duties collected on imported products after September 2007. This legislation is expected to reduce overall distributions, with distributions eventually ceasing. In addition, the U.S. Court of International Trade (“CIT”) ruled in two separate cases that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The CIT rulings are still under appeal, and other cases have been brought, from time to time, challenging various aspects of the CDSOA. The ultimate resolution of ongoing litigation concerning the CDSOA and the effects, if any, the litigation will have on our financial results or receipt of future CDSOA distributions, are uncertain. Based on the current legal challenges, it is possible that we may not receive any CDSOA distributions in 2009 and beyond.
Note 12 — Comprehensive Income
     Total comprehensive income for the three months ended September 30, 2008 and 2007 was approximately $11.1 million and $15.6 million, respectively. The September 30, 2008 comprehensive income consists of net income and pension amortization. The September 30, 2007 comprehensive income consists of net income, pension amortization and foreign currency translation adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollars in thousands)
OVERVIEW
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three months ended September 30, 2008 and our financial condition as of September 30, 2008. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2009 refers to fiscal 2009, which is the period from July 1, 2008 to June 30, 2009. In the discussion that follows, we analyze the results of our operations for the three months ended September 30, 2008, including the trends in our overall business, followed by a discussion of our financial condition.
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
Summary of 2009 Results
     The following is an overview of our consolidated operating results for the three months ended September 30, 2008. The prior-year results reflect the classification of the sold automotive operations as discontinued operations.
     Net sales for the three months ended September 30, 2008 increased 8% to approximately $263.8 million from the prior-year total of $244.0 million. This sales growth was driven by increased sales in the Specialty Foods segment as partially offset by a decline in sales of the Glassware and Candles segment. The Specialty Foods segment’s growth reflected higher volumes of both retail and foodservice products, as well as price increases. The decrease in sales of the Glassware and Candles segment is primarily due to prior year sales attributable to divested and closed operations.
     Gross margin decreased 12% to approximately $39.7 million from the prior-year comparable total of $44.8 million. Our manufacturing costs have been influenced by higher costs for various commodities and other raw materials. Within our Specialty Foods segment, we began implementing price increases in 2008, which have helped offset some of the higher costs.
     Income from continuing operations for the current year was approximately $11.0 million, or $.39 per diluted share, compared to $14.6 million, or $.48 per diluted share, in the prior year. Net income totaled approximately $15.6 million in 2008, or $.51 per diluted share, which was net of after-tax income from discontinued operations of approximately $0.9 million, or $.03 per diluted share. There was no impact of discontinued operations in the current quarter of 2009.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended
	September 30
	2008	2007	Change
Net Sales
Specialty Foods	$220,786	$184,789	$35,997	19%
Glassware and Candles	43,051	59,169	(16,118)	(27)%

Total	$263,837	$243,958	$19,879	8%

Gross Margin	$39,669	$44,832	$(5,163)	(12)%

Gross Margin as a Percentage of Sales	15.0%	18.4%

     Consolidated net sales for the first quarter increased 8%, reflecting gains in the Specialty Foods segment as partially offset by lower sales in the Glassware and Candles segment. The Specialty Foods segment sales increase occurred in both the retail and foodservice markets. The November 2007 sale of our consumer and floral glass operations contributed to the decline in sales of the Glassware and Candles segment. Comparative sales in the Glassware and Candles segment were also adversely impacted by the prior year disposition of inventory at our industrial glassware facility that we were in the process of closing.
     For the quarter ended September 30, 2008, net sales of the Specialty Foods segment totaled approximately $220.8 million, an increase of 19% over the prior-year total of $184.8 million. The segment’s increased sales reflected higher retail and foodservice volumes with higher pricing contributing approximately half of the overall sales growth. All such sales were internally generated. The retail increases were led by frozen products. The foodservice increases were broad-based.
     Net sales of the Glassware and Candles segment for the quarter ended September 30, 2008 totaled $43.1 million, a 27% decrease from the prior-year total of $59.2 million. This decrease principally resulted from the sale of our consumer and floral glass operations in November 2007, as well as the prior year disposition of industrial glass inventories at a location we were in the process of closing. Net sales attributable to these divested and closed operations totaled approximately $14.7 million for the three months ended September 30, 2007. Candle sales were slightly higher for the quarter as compared to the prior year.
     As a percentage of sales, our consolidated gross margin for the three months ended September 30, 2008 was 15.0%, as compared to 18.4% achieved in the prior-year comparative period. Higher costs were a significant factor in the comparative results.
     In the Specialty Foods segment, gross margin percentages declined for the quarter despite benefiting from the higher sales volumes and improvements in pricing. Significant factors adversely affecting margins were higher ingredient costs, such as for soybean oil, flour and egg products. The year-over-year impact of such higher costs is estimated to have totaled approximately $20 million. Freight costs also increased on higher diesel prices. For our second fiscal quarter, we anticipate our raw-material costs will still generally remain above year-ago levels, although to a lesser extent than in the first quarter.
     Gross margin percentages in the Glassware and Candles segment declined significantly from the prior-year period due to increases in paraffin wax costs and lower production levels. The prior-year margins were positively impacted by the contribution provided by the glass operations we have since exited. We are in the process of implementing higher pricing on various candle products as the higher unit costs that we have experienced are anticipated to persist for the foreseeable future.
Selling, General and Administrative Expenses

	Three Months Ended
	September 30
	2008	2007	Change
Selling, General and Administrative Expenses	$20,261	$21,042	$(781)	(4)%

SG&A Expenses as a Percentage of Sales	7.7%	8.6%

     Consolidated selling, general and administrative costs of approximately $20.3 million for the three months ended September 30, 2008 decreased by 4% from the $21.0 million for the three months ended September 30, 2007, and were lower as a percentage of sales compared to the same period in the prior year. These decreased costs were influenced by the exiting of various glass operations within the last year and greater project-related professional fees reported in our corporate segment during the prior year.
Restructuring and Impairment Charges
Specialty Foods Segment
     In the first quarter of 2009, we began consolidating our Atlanta dressing operation into our other existing food facilities as part of our cost-reduction efforts within the Specialty Foods segment. During the three months ended September 30, 2008, we recorded restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes). The majority of these charges resulted in cash outlays and consisted of one-time termination benefits. This closure was essentially complete at September 30, 2008, except for the ultimate disposition of the associated real estate. See further discussion below. The operations of this closed location have not been reclassified to discontinued operations under the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
     No other significant costs are expected related to this closure. The remaining cash expenditures are estimated to be approximately $0.2 million and are expected to be paid during the second quarter of 2009.

     An analysis of the restructuring activity for the three months ended September 30, 2008 and the related liability recorded within the Specialty Foods segment follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	September 30,
	2008	Charge	Outlays	2008
Restructuring and Impairment Charges
Employee Separation Costs	$—	$555	$(555)	$—
Other Costs	—	175	—	175

Subtotal	$—	730	$(555)	$175

Fixed Asset Impairment		47

Total Restructuring and Impairment Charges		$777

Other Segments
     In the third quarter of 2007, we announced our plan to close our industrial glass operation located in Lancaster, Ohio. During 2007, we recorded restructuring and impairment charges, within the Glassware and Candles segment, of approximately $3.5 million ($2.3 million after taxes) including $1.4 million recorded in cost of sales for the write-down of inventories. Active business operations have ceased for this operation. The operations of this closed unit have not been reclassified to discontinued operations under the guidance provided in SFAS 144. During 2008, we recorded additional charges of approximately $1.3 million ($0.8 million after taxes), including less than $0.1 million recorded in cost of sales for the write-down of inventories, for costs incurred during the period. The majority of these charges were for disposal-related activities associated with idle real property.
     During the three months ended September 30, 2008, we recorded additional restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes) for costs incurred during the period. The majority of these charges were for disposal-related activities associated with idle real property. These charges were recorded within the Corporate segment as the remaining assets and liabilities from this closed operation are now considered corporate assets and liabilities.
     The total costs associated with this plant closure are expected to be approximately $5.7 million and include all of the above-noted costs. This closure was essentially complete at September 30, 2008. Total remaining cash expenditures are estimated to be approximately $0.7 million and are expected to occur over the balance of calendar 2008.
     An analysis of the restructuring activity for the three months ended September 30, 2008 and the related liability recorded within the Corporate segment follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	September 30,
	2008	Charge	Outlays	2008
Restructuring and Impairment Charges
Employee Separation Costs	$69	$—	$(60)	$9
Other Costs	1,184	837	(1,355)	666

Total	$1,253	$837	$(1,415)	$675

     The restructuring accruals discussed above are located in accounts payable and accrued liabilities at September 30, 2008.
     During 2009, the real property that was related to the consolidation of our Atlanta dressing operation discussed above, as well as certain real property previously used by our divested consumer and floral glass operations, met the criteria defined in SFAS 144 to be considered “held for sale.” These properties, along with other previously-deemed “held for sale” properties, with a total net book value of approximately $3.5 million, have been reclassified to current assets and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with SFAS 144, we are no longer depreciating these held for sale assets.

Operating Income (Loss)
     The foregoing factors contributed to consolidated operating income totaling approximately $17.8 million for the three months ended September 30, 2008. This amount represents a decrease of 25% from the prior year. By segment, our operating income can be summarized as follows:

	Three Months Ended
	September 30
	2008	2007	Change
Operating Income (Loss)
Specialty Foods	$23,489	$23,774	$(285)	(1)%
Glassware and Candles	(2,862)	2,413	(5,275)	(219)%
Corporate Expenses	(2,833)	(2,533)	(300)	12%

Total	$17,794	$23,654	$(5,860)	(25)%

Operating Income (Loss) as a Percentage of Sales
Specialty Foods	10.6%	12.9%
Glassware and Candles	(6.6)%	4.1%
Consolidated	6.7%	9.7%
Interest Expense
     We incurred interest expense of approximately $0.5 million for the three months ended September 30, 2008 related to long-term borrowings. We incurred interest expense of approximately $1.0 million for the three months ended September 30, 2007 related to short-term borrowings. The decrease in interest expense was due to lower interest rates on our debt in the current year.
Interest Income and Other — Net
     Interest income and other was approximately $0.1 million for the quarter ended September 30, 2008, as compared to approximately $0.2 million for the quarter ended September 30, 2007.
Income from Continuing Operations Before Income Taxes
     As impacted by the factors discussed above, income from continuing operations before income taxes for the three months ended September 30, 2008 decreased by approximately $5.5 million to $17.4 million from the prior-year total of $22.9 million.
Income from Continuing Operations
     First quarter income from continuing operations for 2009 of approximately $11.0 million decreased from the preceding year’s income from continuing operations for the quarter of $14.6 million, as influenced by the factors noted above. Our effective tax rate of 36.6% for the three months ended September 30, 2008 increased from the prior-year rate of 35.9% due to a higher state tax rate.
     Income from continuing operations per share for the first quarter of 2009 totaled $.39 per basic and diluted share, as compared to $.48 per basic and diluted share recorded in the prior year. This amount was influenced by our share repurchase program, which contributed to a 7% year-over-year reduction in weighted average shares outstanding.
Discontinued Operations
     There were no discontinued operations in the current quarter of 2009. Income from discontinued operations, net of tax, totaled approximately $0.9 million for the three months ended September 30, 2007, or approximately $.03 per basic and diluted share.
Net Income
     First quarter net income for 2009 of approximately $11.0 million decreased from the preceding year’s net income for the quarter of $15.6 million, as influenced by the factors noted above. Net income per share for the first quarter of 2009 totaled approximately $.39 per basic and diluted share, as compared to $.51 per basic and diluted share recorded in the prior year.
FINANCIAL CONDITION
     The prior-year cash flows reflect the classification of the sold Automotive operations as discontinued operations.
     For the three months ended September 30, 2008, net cash used in operating activities from continuing operations totaled approximately $5.4 million as compared to $2.4 million provided by operating activities in the prior-year period. The decrease results from a lower level of net income, as well as comparatively unfavorable relative changes in working capital components, including inventory and accounts receivable. The increase in receivables since June 2008 primarily relates to seasonal influences on sales within the Glassware and Candles segment.
     Cash used in investing activities from continuing operations for the three months ended September 30, 2008 was approximately $4.1 million as compared to $8.9 million in the prior year. This decrease reflects a lower level of capital expenditures in 2009.
     Cash provided by financing activities from continuing operations for the three months ended September 30, 2008 of approximately $5.9 million decreased from the prior-year total of $12.6 million due primarily to lower proceeds from debt, as partially offset by a decrease in treasury share repurchases. At September 30, 2008, approximately 709,000 shares remained authorized for future buyback under the existing buyback program.
     On October 5, 2007, we entered into a new unsecured revolving credit facility, which replaced the credit facility existing on September 30, 2007. Under the new facility, we may borrow up to a maximum of $160 million at any one time, with potential to expand the total credit availability to $260 million based on consent of the issuing bank and certain other conditions. We currently have $80.0 million outstanding under this facility. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2008, we were in compliance with all applicable provisions and covenants of the facility. Loans may be used for general corporate purposes.
     We believe that internally generated funds and our existing aggregate balances in cash and equivalents, in addition to our currently available bank credit arrangements, should be adequate to meet our foreseeable cash requirements.
CONTRACTUAL OBLIGATIONS
     We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other obligations, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of obligations not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of September 30, 2008 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from additional borrowings under our credit facility and expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2008 Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
     There have been no changes in critical accounting policies from those disclosed in our 2008 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2008, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-06-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings Per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. We are currently evaluating the impact this FSP will have on our calculation and presentation of EPS.
RECENTLY ADOPTED ACCOUNTING STANDARDS
     Effective July 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), and SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The adoption of SFAS 159 and SFAS 157 did not have a material impact on our financial position or results of operations.
FORWARD-LOOKING STATEMENTS
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “plan,” “expect,” “hope,” or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments, and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including, without limitation, the specific influences outlined below. Management believes these forward-looking statements to be reasonable; however, you should not place undue reliance on such statements that are based on current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update such forward-looking statements. More detailed statements regarding significant events that could affect our financial results are included in Item 1A of our Annual Report on Form 10-K and also our Quarterly Reports on Form 10-Q, as filed with the Securities and Exchange Commission.
     Specific influences relating to these forward-looking statements include, but are not limited to:
•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the continued solvency of key customers;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	changes in market trends;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls;

•	efficiencies in plant operations, including the ability to optimize overhead utilization in nonfood operations;

•	fluctuations in the cost and availability of raw materials;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	maintenance of competitive position with respect to other manufacturers, including import sources of production;

•	dependence on key personnel;

•	stability of labor relations;

•	fluctuations in energy costs;

•	dependence on contract copackers;

•	effect of governmental regulations, including environmental matters;

•	legislation and litigation affecting the future administration of the Continued Dumping and Subsidy Offset Act of 2000;

•	access to any required financing;

•	changes in income tax laws;

•	the uncertainty regarding the effect or outcome of our decision to explore strategic alternatives among our nonfood operations;

•	unexpected costs relating to the holding or disposition of idle real estate;

•	changes in estimates in critical accounting judgments; and

•	innumerable other factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our market risks have not changed materially from those disclosed in our 2008 Annual Report on Form 10-K.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed under Item 1A in our 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) In August 2007, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 709,000 shares remained authorized for future repurchases at September 30, 2008. In the first quarter, we made the following repurchases of our common stock:

			Total Number	Maximum Number
	Total	Average	of Shares	of Shares That May
	Number	Price	Purchased as	Yet be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plans or
Period	Purchased	Share	Announced Plans	Programs
July 1-31, 2008	155,333	$32.28	155,333	849,451
August 1-31, 2008	50,081	$35.23	50,081	799,370
September 1-30, 2008	90,293	$36.65	90,293	709,077

Total	295,707	$34.11	295,707	709,077

     This share repurchase authorization does not have a stated expiration date.
Item 6. Exhibits
     See Index to Exhibits following Signatures.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation

(Registrant)

Date: November 6, 2008	By:	/s/ John B. Gerlach, Jr. John B. Gerlach, Jr. Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 6, 2008	By:	/s/ John L. Boylan John L. Boylan Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2008
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith