Form 10-Q
period 2008-12-31
LANCASTER COLONY CORP
filed 2009-02-09
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 30, 2009, there were approximately 27,970,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31	June 30
(Amounts in thousands, except share data)	2008	2008
ASSETS
Current Assets:
Cash and equivalents	$30,340	$19,417
Receivables (less allowance for doubtful accounts, December — $1,156 and June — $1,069)	75,064	59,409
Inventories:
Raw materials	32,450	34,787
Finished goods and work in process	63,409	85,516

Total inventories	95,859	120,303
Deferred income taxes and other current assets	24,648	34,545

Total current assets	225,911	233,674

Property, Plant and Equipment:
Land, buildings and improvements	128,178	138,771
Machinery and equipment	243,180	240,490

Total cost	371,358	379,261
Less accumulated depreciation	195,846	199,688

Property, plant and equipment — net	175,512	179,573

Other Assets:
Goodwill	89,840	89,840
Other intangible assets — net	11,259	11,841
Other noncurrent assets	4,837	5,250

Total	$507,359	$520,178

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$34,309	$45,964
Accrued liabilities	42,983	42,785

Total current liabilities	77,292	88,749

Long-Term Debt	45,000	55,000

Other Noncurrent Liabilities	15,543	14,547

Deferred Income Taxes	3,122	2,664

Shareholders’ Equity:
Preferred stock — authorized 3,050,000 shares; outstanding — none
Common stock — authorized 75,000,000 shares; outstanding - December 31, 2008 — 27,970,230 shares; June 30, 2008 - 28,452,237 shares	83,032	82,652
Retained earnings	964,839	941,244
Accumulated other comprehensive loss	(5,672)	(5,775)
Common stock in treasury, at cost	(675,797)	(658,903)

Total shareholders’ equity	366,402	359,218

Total	$507,359	$520,178

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2008	2007	2008	2007
Net Sales	$288,242	$269,447	$552,079	$513,405

Cost of Sales	230,079	225,837	454,247	424,963

Gross Margin	58,163	43,610	97,832	88,442

Selling, General and Administrative Expenses	21,917	21,217	42,178	42,259

Restructuring and Impairment Charges	(8)	46	1,606	182

Operating Income	36,254	22,347	54,048	46,001

Other (Expense) Income:
Interest expense	(639)	(966)	(1,130)	(1,924)
Other income — Continued Dumping and Subsidy Offset Act	8,696	2,533	8,696	2,533
Interest income and other — net	(271)	241	(196)	396

Income from Continuing Operations Before Income Taxes	44,040	24,155	61,418	47,006

Taxes Based on Income	15,588	8,881	21,946	17,085

Income from Continuing Operations	28,452	15,274	39,472	29,921

Income from Discontinued Operations, Net of Tax	—	724	—	1,647

Net Income	$28,452	$15,998	$39,472	$31,568

Income Per Common Share from Continuing Operations:
Basic and Diluted	$1.02	$.51	$1.40	$.99

Income Per Common Share from Discontinued Operations:
Basic and Diluted	$—	$.02	$—	$.05

Net Income Per Common Share:
Basic and Diluted	$1.02	$.54	$1.40	$1.05

Cash Dividends Per Common Share	$.285	$.28	$.565	$.55

Weighted Average Common Shares Outstanding:
Basic	27,948	29,855	28,105	30,133
Diluted	27,959	29,860	28,113	30,140
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31
(Amounts in thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$39,472	$31,568
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(1,647)
Depreciation and amortization	10,970	12,925
Deferred income taxes and other noncash changes	(420)	608
Restructuring and impairment charge	(1,221)	(129)
Gain on sale of property	(776)	(150)
Loss on sale of business	—	5,705
Pension plan activity	(28)	2,638
Changes in operating assets and liabilities:
Receivables	(15,834)	(16,780)
Inventories	24,444	11,240
Other current assets	11,949	(1,405)
Accounts payable and accrued liabilities	(5,663)	5,457

Net cash provided by operating activities from continuing operations	62,893	50,030

Cash Flows From Investing Activities:
Payments on property additions	(6,749)	(11,881)
Proceeds from sale of property	1,263	217
Proceeds from sale of business	—	19,817
Other — net	(964)	(1,787)

Net cash (used in) provided by investing activities from continuing operations	(6,450)	6,366

Cash Flows From Financing Activities:
Net repayment of $100 million credit facility	—	(42,500)
Proceeds from debt	25,000	96,104
Payments on debt	(35,000)	(48,504)
Purchase of treasury stock	(16,894)	(49,809)
Payment of dividends	(15,877)	(16,489)
Proceeds from the exercise of stock options	—	188
Decrease in cash overdraft balance	(2,749)	(4,949)

Net cash used in financing activities from continuing operations	(45,520)	(65,959)

Cash Flows From Discontinued Operations:
Net cash provided by operating activities from discontinued operations	—	6,114
Net cash used in investing activities from discontinued operations	—	(406)

Net cash provided by discontinued operations	—	5,708

Effect of exchange rate changes on cash	—	2

Net change in cash and equivalents	10,923	(3,853)
Cash and equivalents at beginning of year	19,417	8,316

Cash and equivalents at end of period	$30,340	$4,463

Supplemental Disclosure Of Operating Cash Flows:
Cash paid during the period for income taxes	$2,964	$15,506

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share data)
Note 1 — Summary of Significant Accounting Policies
   Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2008 Annual Report on Form 10-K. The prior-year results reflect the classification of sold Automotive operations as discontinued operations. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2009 refers to fiscal 2009, which is the period from July 1, 2008 to June 30, 2009.
   Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at December 31, 2008 and 2007 were less than $0.1 million and approximately $0.3 million, respectively. These purchases, less the preceding June 30 balances, have been excluded from the property additions in the Consolidated Statements of Cash Flows.
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
Note 3 — Goodwill and Other Intangible Assets
     Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at December 31, 2008 and June 30, 2008.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following table summarizes our identifiable other intangible assets by segment as of December 31, 2008 and June 30, 2008:

	December 31	June 30
	2008	2008
Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(163)	(158)

Net Carrying Value	$207	$212

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(2,650)	(2,182)

Net Carrying Value	$10,370	$10,838

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(858)	(749)

Net Carrying Value	$682	$791

Total Net Carrying Value	$11,259	$11,841

     Amortization expense relating to these assets was approximately $0.3 million and $0.6 million for both the three and six months ended December 31, 2008 and 2007, respectively. Total annual amortization expense is estimated to be approximately $1.2 million for each of the next two years, $1.1 million for the third year and $0.9 million for the fourth and fifth years.
Note 4 — Long-Term Debt
     At December 31, 2008 and June 30, 2008, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. Loans may be used for general corporate purposes. At December 31, 2008 and June 30, 2008, we were in compliance with all applicable provisions and covenants of the facility, and we had $45.0 million and $55.0 million, respectively, outstanding under the facility with a weighted average interest rate of 1.49% and 2.93%, respectively. Based on the long-term nature of this facility and in accordance with generally accepted accounting principles, we have classified the outstanding balance as long-term debt. We paid approximately $0.7 million and $1.1 million of interest for the three and six months ended December 31, 2008, respectively, as compared to approximately $1.0 million and $1.9 million in the corresponding periods of the prior year. Based on the borrowing rates currently available to us under the facility, the fair market value of our long-term debt is not materially different from the carrying value.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following table discloses net periodic benefit cost for our pension plans:

	Three Months		Six Months
	Ended		Ended
	December 31		December 31
	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$30	$39	$60	$78
Interest cost	541	647	1,082	1,294
Expected return on plan assets	(602)	(805)	(1,204)	(1,610)
SFAS 88 settlement charge	—	2,972	—	2,972
Amortization of unrecognized net loss	62	43	124	86
Amortization of prior service cost	26	26	52	52
Amortization of unrecognized net obligation existing at transition	1	1	2	2

Net periodic benefit cost	$58	$2,923	$116	$2,874

     In the second quarter of 2008, one of our plans experienced lump sum payments that exceeded the plan’s annual service and interest costs. This resulted in an accelerated recognition of plan costs of approximately $3.0 million for the three and six months ended December 31, 2007, as required under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88). This charge was included in our corporate expenses within continuing operations because the costs are related to the retained liabilities of the sold companies.
     For the three and six months ended December 31, 2008, we made less than $0.1 million and approximately $0.1 million in contributions to our pension plans, respectively. We expect to make approximately $2.9 million more in contributions to our pension plans during the remainder of 2009. The recent deterioration in the securities markets has negatively impacted our plan asset values, the effect of which has not been reflected in the consolidated financial statements as, according to accounting guidance, the plans will not be remeasured until the end of 2009. Upon remeasurement, if the fair value of plan assets has not recovered, or declines further, we could experience an adverse change in the funded status of our plans which would lead to additional cash contributions and increased benefit costs for 2010. We will further assess the impact of these changes when we are evaluating the year-end pension remeasurement results.
Note 6 — Postretirement Benefits
     We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
     The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months		Six Months
	Ended		Ended
	December 31		December 31
	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$5	$7	$9	$13
Interest cost	50	57	99	115
Amortization of unrecognized gain	(5)	—	(9)	—
Amortization of prior service asset	(2)	(1)	(3)	(2)

Net periodic benefit cost	$48	$63	$96	$126

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     For the three and six months ended December 31, 2008, we made approximately $0.1 million in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2009.
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
     There were no grants of stock options or SSSARs in the six months ended December 31, 2008 and 2007.
     We recognize compensation expense over the requisite service period. Total compensation cost related to these share-based payment arrangements for the three and six months ended December 31, 2008 was less than $0.1 million and approximately $0.1 million, respectively, as compared to less than $0.1 million for the three and six months ended December 31, 2007. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. A tax benefit of less than $0.1 million and approximately $0.1 million was recorded for the three and six months ended December 31, 2008, respectively, compared to zero for the comparable periods of 2008. No initial tax benefits are recorded for the portion of these compensation costs that relate to incentive stock options, which do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     There were no stock option exercises during the six months ended December 31, 2008.
     During the three and six months ended December 31, 2007, we received approximately $0.2 million in cash from the exercise of stock options. The aggregate intrinsic value of these options was less than $0.1 million for the three and six months ended December 31, 2007. A related tax benefit of less than $0.1 million was recorded in the three and six months ended December 31, 2007. These tax benefits were included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefits include less than $0.1 million of gross windfall tax benefits for the three and six months ended December 31, 2007.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following summarizes the activity relating to stock options granted under the 1995 Plan and SSSARs granted under the 2005 Plan mentioned above for the six months ended December 31, 2008:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	392,550	$40.26
Exercised	—	—
Granted	—	—
Forfeited	(18,250)	41.43

Outstanding at end of period	374,300	$40.21	2.39	$—

Exercisable and vested at end of period	220,459	$41.52	1.16	$—

Vested and expected to vest at end of period	368,658	$40.24	2.36	$—

     The following summarizes the status of, and changes to, unvested options and SSSARs during the six months ended December 31, 2008:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested at beginning of period	155,117	$6.02
Granted	—	—
Vested	—	—
Forfeited	(1,276)	7.30

Unvested at end of period	153,841	$6.01

     At December 31, 2008, there was approximately $0.6 million of total unrecognized compensation cost related to stock options and SSSARs that we will recognize over a weighted-average period of approximately 2.16 years.
   Restricted Stock
     On November 17, 2008, we granted a total of 14,000 shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan discussed above. The restricted stock had a grant date fair value of approximately $0.4 million based on a per share closing stock price of $29.38. This restricted stock vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock are held in escrow and will be paid to the directors at the time the stock vests. Compensation expense related to the restricted stock award will be recognized over the requisite service period. An additional 3,000 shares of restricted stock that were granted to our seven nonemployee directors on November 19, 2007 vested during the second quarter of 2009, and the directors were paid the related dividends that had been held in escrow.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following summarizes the activity related to restricted stock transactions for the six-month period ended December 31, 2008:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	26,600	$38.29
Granted	14,000	29.38
Vested	(3,000)	38.14
Forfeited	(300)	38.31

Unvested restricted stock at end of period	37,300	$34.96

Vested and exercisable restricted stock at end of period	—	—

Vested and expected to vest restricted stock at end of period	36,662	$34.90

     We recognize compensation expense over the requisite service period. Compensation expense of approximately $0.1 million and $0.2 million was recorded for the three and six months ended December 31, 2008, respectively, in Selling, General and Administrative Expenses, as compared to less than $0.1 million and approximately $0.1 million in the corresponding periods of the prior year. A tax benefit of less than $0.1 million and approximately $0.1 million was recorded for the three and six months ended December 31, 2008, respectively, as compared to less than $0.1 million for the three and six months ended December 31, 2007 related to this restricted stock.
     At December 31, 2008, there was approximately $1.0 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted average period of 1.69 years.
Note 8 — Restructuring and Impairment Charges
   Specialty Foods Segment
     In the first quarter of 2009, we began consolidating our Atlanta dressing operation into our other existing food facilities as part of our cost-reduction efforts within the Specialty Foods segment. During the three months ended December 31, 2008, we recorded an adjustment to the restructuring and impairment charges that resulted in a reduction of the charges of less than $0.1 million. During the six months ended December 31, 2008, we recorded restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes). The majority of these charges resulted in cash outlays and consisted of one-time termination benefits. This closure was essentially complete at September 30, 2008, except for the disposition of the associated real estate, which occurred in December 2008 and resulted in a gain of approximately $0.5 million, which is recorded in cost of sales. No other costs or cash expenditures are expected related to this closure. The operations of this closed location have not been reclassified to discontinued operations under the guidance provided in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
     An analysis of the restructuring activity for the six months ended December 31, 2008 recorded within the Specialty Foods segment follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	December 31,
	2008	Charge	Outlays	2008
Restructuring and Impairment Charges
Employee Separation Costs	$—	$555	$(555)	$—
Other Costs	—	162	(162)	—

Subtotal	$—	717	$(717)	$—

Fixed Asset Impairment		47

Total		$764

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
     During the three and six months ended December 31, 2008, we recorded additional restructuring and impairment charges of less than $0.1 million and approximately $0.8 million ($0.5 million after taxes), respectively, for costs incurred during the period. The majority of these charges were for disposal-related activities associated with idle real property. These charges were recorded within corporate expenses as the remaining assets and liabilities from this closed operation are now considered corporate assets and liabilities.
     The total costs associated with this plant closure were approximately $5.7 million and include all of the above-noted costs. This closure was essentially complete at September 30, 2008. No other costs or cash expenditures are expected related to this closure.
     An analysis of the restructuring activity for the six months ended December 31, 2008 recorded within corporate expenses follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	December 31,
	2008	Charge	Outlays	2008
Restructuring and Impairment Charges
Employee Separation Costs	$69	$—	$(69)	$—
Other Costs	1,184	842	(2,026)	—

Total	$1,253	$842	$(2,095)	$—

     During 2009, certain real property previously used by our divested consumer and floral glass operations met the criteria defined in SFAS 144 to be considered “held for sale.” During the quarter ended December 31, 2008, we sold certain of these “held for sale” properties with a net book value of less than $0.1 million for a gain of $0.4 million, which is recorded in cost of sales. The remaining properties, along with other previously-deemed “held for sale” properties, with a total net book value of approximately $3.1 million, have been reclassified to current assets and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with SFAS 144, we are no longer depreciating these held for sale assets.
Note 9 — Income Taxes
     The gross tax contingency reserve at December 31, 2008 was approximately $2.7 million and consisted of tax liabilities of approximately $1.6 million and penalties and interest of approximately $1.1 million. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” these liabilities have been classified in the Consolidated Balance Sheet as long-term since payment is not expected to occur within the next 12 months. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We do not have any unrecognized tax benefits for uncertain tax positions. We recognize interest and penalties related to these tax liabilities in income tax expense.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Note 10 — Business Segment Information
     The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2008 consolidated financial statements:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2008	2007	2008	2007
Net Sales
Specialty Foods	$245,393	$215,150	$466,179	$399,939
Glassware and Candles	42,849	54,297	85,900	113,466

Total	$288,242	$269,447	$552,079	$513,405

Operating Income (Loss)
Specialty Foods	$39,651	$28,309	$63,140	$52,083
Glassware and Candles	(1,007)	(780)	(3,869)	1,633
Corporate Expenses	(2,390)	(5,182)	(5,223)	(7,715)

Total	$36,254	$22,347	$54,048	$46,001

Note 11 — Commitments and Contingencies
     In addition to the items discussed below, at December 31, 2008, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
     The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $8.7 million in the second quarter of 2009, as compared to a distribution of approximately $2.5 million in the corresponding period of 2008. These remittances related to certain candles being imported from the People’s Republic of China.
     The CDSOA has faced a growing number of legal challenges. In February 2006, legislation was enacted to repeal the applicability of the CDSOA to duties collected on imported products after September 2007. This legislation is expected to reduce overall distributions, with distributions eventually ceasing. In addition, the U.S. Court of International Trade (“CIT”) ruled in two separate cases that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The CIT rulings are still under appeal, and other cases have been brought, from time to time, challenging various aspects of the CDSOA. The ultimate resolution of ongoing litigation concerning the CDSOA and the effects, if any, the litigation will have on our financial results or receipt of future CDSOA distributions, are uncertain. Based on the current legal challenges, we cannot predict the amount of future distributions and it is possible that we may not receive any further distributions.
Note 12 — Comprehensive Income
     Total comprehensive income for the three and six months ended December 31, 2008 was approximately $28.5 million and $39.6 million, respectively. Total comprehensive income for the three and six months ended December 31, 2007 was approximately $16.9 million and $32.6 million, respectively. The December 31, 2008 comprehensive income consists of net income and pension amortization. The December 31, 2007 comprehensive income consists of net income, foreign currency translation adjustments and pension amortization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollars in thousands)
OVERVIEW
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three and six months ended December 31, 2008 and our financial condition as of December 31, 2008. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2009 refers to fiscal 2009, which is the period from July 1, 2008 to June 30, 2009. In the discussion that follows, we analyze the results of our operations for the three and six months ended December 31, 2008, including the trends in our overall business, followed by a discussion of our financial condition.
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
     We have made substantial capital investments to support our existing food operations and future growth opportunities. Based on our current plans and expectations, we believe that total capital expenditures for 2009 will not exceed $15 million.
   Summary of 2009 Results
     The following is an overview of our consolidated operating results for the three and six months ended December 31, 2008. The prior-year results reflect the classification of the sold automotive operations as discontinued operations.
     Net sales for the second quarter ended December 31, 2008 increased 7% to approximately $288.2 million from the prior-year total of $269.4 million. This sales growth was driven by increased sales in the Specialty Foods segment as partially offset by a decline in sales of the Glassware and Candles segment. The Specialty Foods segment’s growth reflected higher volumes of foodservice products, as well as price increases. The decrease in sales of the Glassware and Candles segment is primarily due to prior-year sales attributable to divested operations. Gross margin increased 33% to approximately $58.2 million from the prior-year second quarter total of $43.6 million, as influenced by the approximately $5.7 million prior-year loss on the sale of the glass businesses and the approximately $3.0 million prior-year pension settlement charge. Our manufacturing costs have been influenced by higher costs for various commodities and other raw materials. Within our Specialty Foods segment, we began implementing price increases in 2008, to offset the segment’s higher costs. Other income for the current-year second quarter totaled approximately $7.8 million compared to $1.8 million in the prior-year comparative period. These figures included Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) receipts totaling approximately $8.7 million in the second quarter of 2009 and approximately $2.5 million in the corresponding period of 2008. Income from continuing operations for the current-year second quarter was approximately $28.5 million, or $1.02 per diluted share, compared to $15.3 million, or $.51 per diluted share, in the prior year. Net income for the three months ended December 31, 2008 also totaled approximately $28.5 million, or $1.02 per diluted share. Net income totaled approximately $16.0 million in the second quarter of 2008, or $.54 per diluted share, which was net of after-tax income from discontinued operations of approximately $0.7 million, or $.02 per diluted share. There was no impact of discontinued operations in the current quarter of 2009.
     Year-to-date net sales for the period ended December 31, 2008 increased 8% to approximately $552.1 million from the prior year-to-date total of $513.4 million. Gross margin increased to approximately $97.8 million from the prior year-to-date total of $88.4 million. Income from continuing operations for the current year-to-date period was approximately $39.5 million or $1.40 per diluted share, compared to $29.9 million, or $.99 per diluted share, in the prior year. Net income for the six months ended December 31, 2008 also totaled approximately $39.5 million, or $1.40 per diluted share. Net income totaled approximately $31.6 million in the six months ended December 31, 2007, or $1.05 per diluted share, which was net of after-tax income from discontinued operations of approximately $1.6 million, or $.05 per diluted share. There was no impact of discontinued operations in the six months ended December 31, 2008.
RESULTS OF CONSOLIDATED OPERATIONS
   Net Sales and Gross Margin

	Three Months Ended				Six Months Ended
	December 31				December 31
	2008	2007	Change		2008	2007	Change
Net Sales
Specialty Foods	$245,393	$215,150	$30,243	14%	$466,179	$399,939	$66,240	17%
Glassware and Candles	42,849	54,297	(11,448)	(21)%	85,900	113,466	(27,566)	(24)%

Total	$288,242	$269,447	$18,795	7%	$552,079	$513,405	$38,674	8%

Gross Margin	$58,163	$43,610	$14,553	33%	$97,832	$88,442	$9,390	11%

Gross Margin as a Percentage of Sales	20.2%	16.2%			17.7%	17.2%

     Consolidated net sales for the second quarter increased 7%, reflecting 14% growth in sales of the Specialty Foods segment, as partially offset by lower sales in the Glassware and Candles segment. The

Specialty Foods segment sales increase occurred in both the retail and foodservice markets. The November 2007 sale of our consumer and floral glass operations and lower candle sales contributed to the decline in sales of the Glassware and Candles segment.
     For both the three and six months ended December 31, 2008, net sales of the Specialty Foods segment reflected higher pricing that added approximately 10% over the net sales of the prior-year’s comparative periods. Volume growth was also achieved across many foodservice and frozen retail products, including several recently-introduced items. All such growth was internally generated.
     The decline in net sales of the Glassware and Candles segment for both the three and six months ended December 31, 2008 was influenced by the sale of our consumer and floral glass operations in November 2007. Comparative year-to-date sales were also adversely impacted by the prior-year disposition of inventory related to closing our industrial glassware facility. Net sales attributable to these divested and closed operations totaled approximately $7.6 million and $22.3 million for the three and six months ended December 31, 2007, respectively. Candle sales have encountered unsettled and competitive retail market conditions and such sales were lower during the second quarter holiday season, which also contributed to lower year-to-date sales.
     As a percentage of sales, our consolidated gross margin for the three and six months ended December 31, 2008 was 20.2% and 17.7%, respectively, as compared to 16.2% and 17.2% achieved in the prior-year comparative periods. Pricing improvements that mitigated the higher costs experienced over the last year contributed to the current year’s higher gross margins. Prior-year gross margins for the quarter and year-to-date periods also reflect the approximately $5.7 million loss on the sale of our consumer and floral glass operations and an approximately $3.0 million pension settlement charge that was recorded in corporate expenses.
     In the Specialty Foods segment, gross margin percentages improved in both the three and six months ended December 31, 2008, benefiting from the higher sales volumes and improvements in pricing, which offset the adverse impact of higher ingredient costs, such as for soybean oil, flour and egg products. We estimate the year-over-year impact of such higher costs at approximately $11 million and $31 million for the comparative three and six-month periods, respectively. For our third and fourth fiscal quarters, we anticipate our ingredient costs will be lower than the unprecedented highs of the prior year.
     Gross margin percentages in the Glassware and Candles segment declined from the prior-year period due to increases in paraffin wax costs and lower capacity utilization, as partially offset by the prior-year loss on the sale of our consumer and floral glass operations. The prior-year margins were positively impacted by the contribution provided by the glass operations we have since exited. We are in the process of implementing higher pricing on various candle products. We anticipate that recent declines in wax and other related costs may continue in the near term, although the benefit of such reductions will not become evident in cost of goods sold until near fiscal year end.
   Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	December 31				December 31
	2008	2007	Change		2008	2007	Change
Selling, General and Administrative Expenses	$21,917	$21,217	$700	3%	$42,178	$42,259	$(81)	0%

SG&A Expenses as a Percentage of Sales	7.6%	7.9%			7.6%	8.2%

     Consolidated selling, general and administrative costs of approximately $21.9 million and $42.2 million for the three and six months ended December 31, 2008 increased by 3% and decreased by less than 1%, respectively, from the $21.2 million and $42.3 million incurred for the three and six months ended December 31, 2007. The decrease in selling, general and administrative expenses as a percentage of sales was influenced by the nature and extent of the sales growth achieved through pricing, sales mix and minimal year-over-year changes in selling, general and administrative expenses.

   Restructuring and Impairment Charges
     Specialty Foods Segment
     In the first quarter of 2009, we began consolidating our Atlanta dressing operation into our other existing food facilities as part of our cost-reduction efforts within the Specialty Foods segment. During the three months ended December 31, 2008, we recorded an adjustment to the restructuring and impairment charges that resulted in a reduction of the charges of less than $0.1 million. During the six months ended December 31, 2008, we recorded restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes). The majority of these charges resulted in cash outlays and consisted of one-time termination benefits. This closure was essentially complete at September 30, 2008, except for the disposition of the associated real estate, which occurred in December 2008. No other costs or cash expenditures are expected related to this closure. The operations of this closed location have not been reclassified to discontinued operations under the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
     An analysis of the restructuring activity for the six months ended December 31, 2008 recorded within the Specialty Foods segment follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	December 31,
	2008	Charge	Outlays	2008
Restructuring and Impairment Charges
Employee Separation Costs	$—	$555	$(555)	$—
Other Costs	—	162	(162)	—

Subtotal	$—	717	$(717)	$—

Fixed Asset Impairment		47

Total		$764

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
     During the three and six months ended December 31, 2008, we recorded additional restructuring and impairment charges of less than $0.1 million and approximately $0.8 million ($0.5 million after taxes), respectively, for costs incurred during the period. The majority of these charges were for disposal-related activities associated with idle real property. These charges were recorded within corporate expenses as the remaining assets and liabilities from this closed operation are now considered corporate assets and liabilities.
     The total costs associated with this plant closure were approximately $5.7 million and include all of the above-noted costs. This closure was essentially complete at September 30, 2008. No other costs or cash expenditures are expected related to this closure.
     An analysis of the restructuring activity for the six months ended December 31, 2008 recorded within corporate expenses follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	December 31,
	2008	Charge	Outlays	2008
Restructuring and Impairment Charges
Employee Separation Costs	$69	$—	$(69)	$—
Other Costs	1,184	842	(2,026)	—

Total	$1,253	$842	$(2,095)	$—

     During 2009, certain real property previously used by our divested consumer and floral glass operations met the criteria defined in SFAS 144 to be considered “held for sale.” These properties, along with other previously-deemed “held for sale” properties, with a total net book value of approximately $3.1 million, have been reclassified to current assets and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with SFAS 144, we are no longer depreciating these held for sale assets.
   Operating Income (Loss)
     The foregoing factors contributed to consolidated operating income totaling approximately $36.3 million and $54.0 million for the three and six months ended December 31, 2008, respectively. These amounts represent increases of 62% and 17% from the corresponding periods of the prior year. By segment, our operating income can be summarized as follows:

	Three Months Ended				Six Months Ended
	December 31				December 31
	2008	2007	Change		2008	2007	Change
Operating Income (Loss)

Specialty Foods	$39,651	$28,309	$11,342	40%	$63,140	$52,083	$11,057	21%

Glassware and Candles	(1,007)	(780)	(227)	(29)%	(3,869)	1,633	(5,502)	(337)%

Corporate Expenses	(2,390)	(5,182)	2,792	(54)%	(5,223)	(7,715)	2,492	(32)%

Total	$36,254	$22,347	$13,907	62%	$54,048	$46,001	$8,047	17%

Operating Income (Loss) as a Percentage of Sales

Specialty Foods	16.2%	13.2%			13.5%	13.0%

Glassware and Candles	(2.4)%	(1.4)%			(4.5)%	1.4%

Consolidated	12.6%	8.3%			9.8%	9.0%
   Interest Expense
     We incurred interest expense of approximately $0.6 million and $1.1 million for the three and six months ended December 31, 2008, respectively, related to long-term borrowings. We incurred interest expense of approximately $1.0 million and $1.9 million for the three and six months ended December 31, 2007, respectively, related to borrowings during these periods. The decrease in interest expense was due to lower interest rates on our debt in the current year.
   Other Income — Continued Dumping and Subsidy Offset Act
     The CDSOA provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $8.7 million in the second quarter of 2009, as compared to a distribution of approximately $2.5 million in the corresponding period of 2008. These remittances related to certain candles being imported from the People’s Republic of China.
     The CDSOA has faced a growing number of legal challenges. In February 2006, legislation was enacted to repeal the applicability of the CDSOA to duties collected on imported products after September 2007. This legislation is expected to reduce overall distributions, with distributions eventually ceasing. In addition, the U.S. Court of International Trade (“CIT”) ruled in two separate cases that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The CIT rulings are still under appeal, and other cases have been brought, from time to time, challenging various aspects of the CDSOA. The ultimate resolution of ongoing litigation concerning the CDSOA and the effects, if any, the litigation will have on our financial results or receipt of future CDSOA distributions, are uncertain. Based on the current legal challenges, we cannot predict the amount of future CDSOA distributions and it is possible that we may not receive any further distributions.

   Interest Income and Other — Net
     Interest income and other was approximately $(0.3) million and $(0.2) million for the three and six months ended December 31, 2008, respectively, as compared to approximately $0.2 million and $0.4 million in the corresponding periods of the prior year. The decrease for the quarter and year-to-date periods reflects a lower level of interest income due to lower interest rates.
   Income from Continuing Operations Before Income Taxes
     As impacted by the factors discussed above, income from continuing operations before income taxes for the three months ended December 31, 2008 increased by approximately $19.8 million to $44.0 million from the prior-year total of $24.2 million. Income from continuing operations before income taxes for the six months ended December 31, 2008 and 2007 was approximately $61.4 million and $47.0 million, respectively.
   Income from Continuing Operations
     Second quarter income from continuing operations for 2009 of approximately $28.5 million increased from the preceding year’s income from continuing operations for the quarter of $15.3 million, as influenced by the factors noted above. Year-to-date income from continuing operations of approximately $39.5 million increased from the prior year-to-date total of $29.9 million. Our effective tax rate of 35.7% for the six months ended December 31, 2008 decreased from the prior-year rate of 36.3% due to a lower state tax rate.
     Income from continuing operations per share for the second quarter of 2009 totaled $1.02 per basic and diluted share, as compared to $.51 per basic and diluted share recorded in the prior year. This amount was influenced by our share repurchase program, which contributed to a 6% year-over-year reduction in weighted average shares outstanding. Year-to-date income from continuing operations per share was $1.40 on a basic and diluted basis compared to $.99 for the prior-year period.
   Discontinued Operations
     There were no discontinued operations in 2009. Income from discontinued operations, net of tax, totaled approximately $0.7 million and $1.6 million for the three and six months ended December 31, 2007, respectively, or approximately $.02 and $.05 per basic and diluted share, respectively.
   Net Income
     Second quarter net income for 2009 of approximately $28.5 million increased from the preceding year’s net income for the quarter of $16.0 million, as influenced by the factors noted above. Year-to-date net income of approximately $39.5 million was higher than the prior year-to-date total of $31.6 million. Net income per share for the second quarter of 2009 totaled $1.02 per basic and diluted share, as compared to $.54 per basic and diluted share recorded in the prior year. Year-to-date net income per share was $1.40 per basic and diluted share, as compared to $1.05 per basic and diluted share for the prior-year period.
FINANCIAL CONDITION
     The prior-year cash flows reflect the classification of the sold Automotive operations as discontinued operations.
     For the six months ended December 31, 2008, net cash provided by operating activities from continuing operations totaled approximately $62.9 million as compared to $50.0 million in the prior-year period. The increase results from a higher level of net income and comparatively favorable relative changes in working capital components, including inventory and other current assets, as partially offset by the prior-year noncash impacts of the pension settlement charge and loss on the sale of the glass businesses, as well as the comparatively unfavorable relative change in accounts payable and accrued liabilities. The increase in receivables and decrease in inventories since June 2008 primarily relates to seasonal influences on sales within the Glassware and Candles segment.
     Cash used in investing activities from continuing operations for the six months ended December 31, 2008 was approximately $6.5 million as compared to $6.4 million provided in the prior year. This decrease reflects the impact of the prior-year net proceeds from the sale of the glass businesses of approximately $19.8 million, as partially offset by a lower level of capital expenditures in 2009.
     Cash used in financing activities from continuing operations for the six months ended December 31, 2008 of approximately $45.5 million decreased from the prior-year total of $66.0 million due primarily to a decrease in treasury share repurchases, as partially offset by the net change in borrowing activity. At December 31, 2008, approximately 509,000 shares remained authorized for future buyback under the existing buyback program.
     On October 5, 2007, we entered into a new unsecured revolving credit facility, which replaced the credit facility existing on September 30, 2007. Under the new facility, we may borrow up to a maximum of $160 million at any one time, with potential to expand the total credit availability to $260 million based on consent of the issuing bank and certain other conditions. We currently have $45.0 million outstanding under this facility. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2008, we were in compliance with all applicable provisions and covenants of the facility. Loans may be used for general corporate purposes.
     We believe that internally generated funds and our existing aggregate balances in cash and equivalents, in addition to our currently available bank credit arrangements, should be adequate to meet our foreseeable cash requirements.
CONTRACTUAL OBLIGATIONS
     We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other obligations, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of obligations not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of December 31, 2008 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from additional borrowings under our credit facility and expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2008 Annual Report on Form 10-K.
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
     Specific influences relating to these forward-looking statements include, but are not limited to:
•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the continued solvency of key customers;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	changes in market trends;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls;

•	efficiencies in plant operations, including the ability to optimize overhead utilization in nonfood operations;

•	fluctuations in the cost and availability of raw materials;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	maintenance of competitive position with respect to other manufacturers, including import sources of production;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	dependence on key personnel;

•	stability of labor relations;

•	fluctuations in energy costs;

•	dependence on contract copackers;

•	effect of governmental regulations, including environmental matters;

•	legislation and litigation affecting the future administration of the Continued Dumping and Subsidy Offset Act of 2000;

•	access to any required financing;

•	changes in income tax laws;

•	the uncertainty regarding the effect or outcome of our decision to explore strategic alternatives among our nonfood operations;

•	unexpected costs relating to the holding or disposition of idle real estate;

•	changes in estimates in critical accounting judgments; and

•	innumerable other factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our market risks have not changed materially from those disclosed in our 2008 Annual Report on Form 10-K.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
     (b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1A. Risk Factors
     We are adding the following risk factors to those disclosed under Item 1A in our 2008 Annual Report on Form 10-K:
   Mr. Gerlach, our Chairman of our board of directors and Chief Executive Officer, has a significant ownership interest in our Company.
     As of September 19, 2008, Mr. Gerlach owned or controlled approximately 29% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power also may have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
     The interests of Mr. Gerlach may conflict with the interests of other holders of our common stock.
   Anti-takeover provisions could make it more difficult for a third party to acquire us.
     We have adopted a shareholder rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to shareholders of record as of April 20, 2000, including any transfer or new issuance of common shares of the Company. Under certain circumstances, if a person or group acquires 15 percent or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be entitled to purchase one one-hundredth of a share of Series A Participating Preferred Share at a price of $185 per unit, subject to certain adjustments. The rights expire on April 20, 2010, unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding that acquisition. Further, certain provisions of our charter documents, including provisions limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice and provisions classifying our Board of Directors, may make it more difficult for a third party to gain control of our Board of Directors. This may have the effect of delaying or preventing changes of control or management of the Company, which could have an adverse effect on the market price of our stock.
     Additionally, Ohio corporate law contains certain provisions that could have the effect of delaying or preventing a change of control. The Ohio Control Share Acquisition Act found in Chapter 1701 of the Ohio Revised Code provides that certain notice and informational filings and a special shareholder meeting and voting procedures must be followed prior to consummation of a proposed “control share acquisition,” as defined in the Ohio Revised Code. Assuming compliance with the prescribed notice and information filings, a proposed control share acquisition may be accomplished only if, at a special meeting of shareholders, the acquisition is approved by both a majority of the voting power of the Company represented at the meeting and a majority of the voting power remaining after excluding the combined voting power of the “interested shares,” as defined in the Ohio Revised Code. The Interested Shareholder Transactions Act found in Chapter 1704 of the Ohio Revised Code generally prohibits certain transactions, including mergers, majority share acquisitions and certain other control transactions, with an “interested shareholder,” as defined in the Ohio Revised Code, for a three-year period after becoming an interested shareholder, unless our Board of Directors approved the initial acquisition. After the three year waiting period, such a transaction may require additional approvals under this Act, including approval by two-thirds of all of the Company’s voting shares and a majority of the Company’s voting shares not owned by the interested shareholder. The application of these provisions of the Ohio Revised Code, or any similar anti-takeover law adopted in Ohio, could have the effect of delaying or preventing a change of control, which could have an adverse effect on the market price of our stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) In August 2007, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 509,000 shares remained authorized for future repurchases at December 31, 2008. In the second quarter, we made the following repurchases of our common stock:

			Total Number	Maximum Number
	Total	Average	of Shares	of Shares That May
	Number	Price	Purchased as	Yet be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plans or
Period	Purchased	Share	Announced Plans	Programs
October 1-31, 2008	200,000	$34.03	200,000	509,077

November 1-30, 2008	—	$—	—	509,077

December 1-31, 2008	—	$—	—	509,077

Total	200,000	$34.03	200,000	509,077

     This share repurchase authorization does not have a stated expiration date.

Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2008 Annual Meeting of the Shareholders on November 17, 2008. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. The following three incumbent directors, whose terms will expire in 2011, were elected at the annual meeting:

	Shares		Shares
	Voted	Shares	Not
	“For”	“Withheld”	Voted
Robert L. Fox	26,774,241	223,034	1,189,100

John B. Gerlach, Jr.	26,781,921	215,354	1,189,100

Edward H. Jennings	26,774,699	222,576	1,189,100
     The shareholders also ratified the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending June 30, 2009. This proposal was ratified by 26,857,974 shares voted for; 127,583 shares voted against; and 11,718 shares abstained.
     The shareholders also approved an amendment to the articles of incorporation regarding control share acquisition provisions. This proposal was approved by 24,646,453 shares voted for; 122,050 shares voted against; 33,820 shares abstained; and 2,194,955 broker non-votes. The amended articles of incorporation is attached to this Form 10-Q as Exhibit 3.1.
     The shareholders approved another amendment to the articles of incorporation eliminating certain supermajority shareholder approval requirements. This proposal was approved by 24,676,731 shares voted for; 80,646 shares voted against; 44,947 shares abstained; and 2,194,955 broker non-votes.
     The shareholders approved an amendment to the code of regulations clarifying shareholder meeting authority and revising advance notice requirements for shareholder proposals. This proposal was approved by 24,901,646 shares voted for; 2,068,014 shares voted against; and 27,612 shares abstained. The amended code of regulations is attached to this Form 10-Q as Exhibit 3.2.
     The shareholders approved another amendment to the code of regulations allowing for alternative proxy formats. This proposal was approved by 26,923,228 shares voted for; 53,100 shares voted against; and 20,949 shares abstained.
     The shareholders approved another amendment to the code of regulations adding additional information and covenant requirements regarding director nominations by shareholders. This proposal was approved by 25,943,574 shares voted for; 1,033,877 shares voted against; and 19,824 shares abstained.
     The shareholders approved another amendment to the code of regulations allowing the board of directors to adopt certain amendments to the code of regulations. This proposal was approved by 22,680,068 shares voted for; 2,102,070 shares voted against; 20,186 shares abstained; and 2,194,956 broker non-votes.
Item 6. Exhibits
     See Index to Exhibits following Signatures.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation
(Registrant)

Date: February 9, 2009	By:	/s/ John B. Gerlach, Jr.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 9, 2009	By:	/s/ John L. Boylan
John L. Boylan
Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2008
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

3.1	Amended and Restated Articles of Incorporation of Lancaster Colony Corporation approved by the shareholders November 17, 2008	Filed herewith

3.2	Amended and Restated Regulations of Lancaster Colony Corporation approved by the shareholders November 17, 2008	Filed herewith

10.1*	Key Employee Severance Agreement between Lancaster Colony Corporation and John L. Boylan	Filed herewith

10.2*	Key Employee Severance Agreement between Lancaster Colony Corporation and Bruce L. Rosa	Filed herewith

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.