Form 10-Q
period 2009-03-31
LANCASTER COLONY CORP
filed 2009-05-07
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2009, there were approximately 27,976,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31	June 30
(Amounts in thousands, except share data)	2009	2008
ASSETS
Current Assets:
Cash and equivalents	$19,264	$19,417
Receivables (less allowance for doubtful accounts, March — $1,249 and June — $1,069)	72,355	59,409
Inventories:
Raw materials	28,538	34,787
Finished goods and work in process	62,179	85,516

Total inventories	90,717	120,303
Deferred income taxes and other current assets	24,041	34,545

Total current assets	206,377	233,674

Property, Plant and Equipment:
Land, buildings and improvements	128,246	138,771
Machinery and equipment	244,433	240,490

Total cost	372,679	379,261
Less accumulated depreciation	199,498	199,688

Property, plant and equipment — net	173,181	179,573

Other Assets:
Goodwill	89,840	89,840
Other intangible assets — net	10,969	11,841
Other noncurrent assets	4,299	5,250

Total	$484,666	$520,178

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$36,343	$45,964
Accrued liabilities	35,961	42,785

Total current liabilities	72,304	88,749

Long-Term Debt	15,000	55,000

Other Noncurrent Liabilities	17,542	14,547

Deferred Income Taxes	3,150	2,664

Shareholders’ Equity:
Preferred stock — authorized 3,050,000 shares; outstanding — none
Common stock — authorized 75,000,000 shares; outstanding — March 31, 2009 — 27,976,075 shares; June 30, 2008 — 28,452,237 shares	83,302	82,652
Retained earnings	978,079	941,244
Accumulated other comprehensive loss	(8,914)	(5,775)
Common stock in treasury, at cost	(675,797)	(658,903)

Total shareholders’ equity	376,670	359,218

Total	$484,666	$520,178

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2009	2008	2009	2008

Net Sales	$246,027	$230,826	$798,106	$744,231

Cost of Sales	193,385	199,152	647,632	624,115

Gross Margin	52,642	31,674	150,474	120,116

Selling, General and Administrative Expenses	20,155	19,397	62,333	61,656

Restructuring and Impairment Charges	—	—	1,606	182

Operating Income	32,487	12,277	86,535	58,278

Other (Expense) Income:
Interest expense	(64)	(621)	(1,194)	(2,545)
Other income — Continued Dumping and Subsidy Offset Act	—	—	8,696	2,533
Interest income and other — net	65	298	(131)	694

Income from Continuing Operations Before Income Taxes	32,488	11,954	93,906	58,960

Taxes Based on Income	11,275	3,952	33,221	21,037

Income from Continuing Operations	21,213	8,002	60,685	37,923

Discontinued Operations, Net of Tax:
Income from Discontinued Operations	—	783	—	2,430
Loss on Sale of Discontinued Operations	—	(159)	—	(159)

Total Discontinued Operations	—	624	—	2,271

Net Income	$21,213	$8,626	$60,685	$40,194

Income Per Common Share from Continuing Operations:
Basic and Diluted	$.76	$.27	$2.16	$1.27

Income Per Common Share from Discontinued Operations:
Basic and Diluted	$—	$.02	$—	$.08

Net Income Per Common Share:
Basic and Diluted	$.76	$.30	$2.16	$1.35

Cash Dividends Per Common Share	$.285	$.28	$.85	$.83

Weighted Average Common Shares Outstanding:
Basic	27,933	29,115	28,048	29,794
Diluted	27,949	29,128	28,058	29,799
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31
(Amounts in thousands)	2009	2008

Cash Flows From Operating Activities:
Net income	$60,685	$40,194
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(2,271)
Depreciation and amortization	16,362	18,866
Deferred income taxes and other noncash changes	3,493	2,260
Restructuring and impairment charges	(1,221)	(202)
Gain on sale of property	(868)	(125)
Loss on sale of business	—	5,947
Pension plan activity	(2,490)	2,116
Changes in operating assets and liabilities:
Receivables	(13,218)	(8,736)
Inventories	29,586	6,794
Other current assets	10,314	(4,467)
Accounts payable and accrued liabilities	(9,867)	3,167

Net cash provided by operating activities from continuing operations	92,776	63,543

Cash Flows From Investing Activities:
Payments on property additions	(8,941)	(15,016)
Proceeds from sale of property	1,991	233
Proceeds from sale of business	—	19,575
Other — net	(1,026)	(2,067)

Net cash (used in) provided by investing activities from continuing operations	(7,976)	2,725

Cash Flows From Financing Activities:
Net repayment of $100 million credit facility	—	(42,500)
Proceeds from debt	25,000	126,104
Payments on debt	(65,000)	(48,604)
Purchase of treasury stock	(16,894)	(76,759)
Payment of dividends	(23,850)	(24,603)
Proceeds from the exercise of stock options	—	646
Decrease in cash overdraft balance	(4,209)	(4,294)

Net cash used in financing activities from continuing operations	(84,953)	(70,010)

Cash Flows From Discontinued Operations:
Net cash provided by operating activities from discontinued operations	—	8,634
Net cash used in investing activities from discontinued operations	—	(961)

Net cash provided by discontinued operations	—	7,673

Effect of exchange rate changes on cash	—	2

Net change in cash and equivalents	(153)	3,933
Cash and equivalents at beginning of year	19,417	8,316

Cash and equivalents at end of period	$19,264	$12,249

Supplemental Disclosure Of Operating Cash Flows:
Cash paid during the period for income taxes	$18,803	$22,981

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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at March 31, 2009 and 2008 were approximately $0.1 million and $0.2 million, respectively. These purchases, less the preceding June 30 balances, have been excluded from the property additions in the Consolidated Statements of Cash Flows.
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
In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP expands the disclosure set forth in SFAS 132(R) by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157. This FSP is effective for fiscal years ending after December 15, 2009, with earlier adoption permitted. We are currently reviewing the additional disclosure requirements regarding our benefit plans assets.
Note 3 — Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at March 31, 2009 and June 30, 2008.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
The following table summarizes our identifiable other intangible assets by segment as of March 31, 2009 and June 30, 2008:

	March 31	June 30
	2009	2008

Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(165)	(158)

Net Carrying Value	$205	$212

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(2,884)	(2,182)

Net Carrying Value	$10,136	$10,838

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(912)	(749)

Net Carrying Value	$628	$791

Total Net Carrying Value	$10,969	$11,841

Amortization expense relating to these assets was approximately $0.3 million and $0.9 million for both the three and nine months ended March 31, 2009 and 2008, respectively. Total annual amortization expense is estimated to be approximately $1.2 million for each of the next two years, $1.1 million for the third year and $0.9 million for the fourth and fifth years.
Note 4 — Long-Term Debt
At March 31, 2009 and June 30, 2008, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. At March 31, 2009 and June 30, 2008, we had $15.0 million and $55.0 million, respectively, outstanding under the facility with a weighted average interest rate of 0.90% and 2.93%, respectively. Loans may be used for general corporate purposes.
Based on the long-term nature of this facility and in accordance with generally accepted accounting principles, we have classified the outstanding balance as long-term debt. We paid approximately $0.1 million and $1.2 million of interest for the three and nine months ended March 31, 2009, respectively, as compared to approximately $0.6 million and $2.5 million in the corresponding periods of the prior year. Based on the borrowing rates currently available to us under the facility, the fair market value of our long-term debt is not materially different from the carrying value.
The facility contains two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT (as defined more specifically in the credit agreement) by Consolidated Interest Expense (as defined more specifically in the credit agreement), and the leverage ratio is calculated by dividing Consolidated Debt (as defined more specifically in the credit agreement) by Consolidated EBITDA (as defined more specifically in the credit agreement). We met the requirements of these financial covenants at March 31, 2009 and June 30, 2008.

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
The following table discloses net periodic benefit cost for our pension plans:

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31
	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$29	$39	$89	$117
Interest cost	543	543	1,625	1,837
Expected return on plan assets	(566)	(647)	(1,770)	(2,257)
SFAS 88 curtailment/settlement charge	331	—	331	2,972
Amortization of unrecognized net loss	83	30	207	116
Amortization of prior service cost	19	25	71	77
Amortization of unrecognized net obligation existing at transition	—	1	2	3

Net periodic benefit cost	$439	$(9)	$555	$2,865

In the third quarter of 2009, one of our plans became subject to curtailment accounting. This resulted in the immediate recognition of all of the outstanding prior service cost of the plan, which was approximately $0.3 million, as required under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). This charge was included in our corporate expenses within continuing operations because the costs related to the retained liabilities of sold operations.
In the second quarter of 2008, one of our plans experienced lump sum payments that exceeded the plan’s annual service and interest costs. This resulted in an accelerated recognition of plan costs of approximately $3.0 million for the three and six months ended December 31, 2007, as required under SFAS 88. This charge was included in our corporate expenses within continuing operations because the costs related to the retained liabilities of sold operations.
For the three and nine months ended March 31, 2009, we made approximately $2.9 million and $3.0 million in contributions to our pension plans, respectively. We expect to make less than $0.1 million more in contributions to our pension plans during the remainder of 2009. The recent deterioration in the securities markets has negatively impacted our plan asset values, the effect of which has only been partially reflected in the consolidated financial statements as, according to accounting guidance, only the plan with the curtailment in the third quarter of 2009 required remeasurement. The remaining plans will be remeasured at June 30, 2009. Upon remeasurement, if the fair value of plan assets has not recovered, or declines further, we could experience an adverse change in the funded status of our plans which would lead to additional cash contributions and increased benefit costs for 2010. We will further assess the impact of these changes when we are evaluating the year-end pension remeasurement results.

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
The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31
	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$4	$7	$13	$20
Interest cost	49	58	148	173
Amortization of unrecognized gain	(4)	—	(13)	—
Amortization of prior service asset	(1)	(2)	(4)	(4)

Net periodic benefit cost	$48	$63	$144	$189

For the three and nine months ended March 31, 2009, we made approximately $0.1 million and $0.2 million in contributions to our postretirement medical and life insurance benefit plans, respectively. We expect to make less than $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2009.
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
Our shareholders approved the adoption of the Lancaster Colony Corporation 2005 Stock Plan (the “2005 Plan”) at our 2005 Annual Meeting of Shareholders. The 2005 Plan reserved 2,000,000 common shares for issuance to our employees and directors, and all awards granted under the 2005 Plan will be exercisable at prices not less than fair market value as of the date of the grant. The vesting period for awards granted under the 2005 Plan varies as to the type of award granted, but generally these awards have a maximum term of five years.
Stock Options
Under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), we calculate the fair value of option grants using the Black-Scholes option-pricing model.
There were no grants of stock options in the nine months ended March 31, 2009 and 2008.
We recognized compensation expense over the requisite service period. Total compensation cost related to stock options for the three and nine months ended March 31, 2009 was zero and less than $0.1 million, respectively, as compared to less than $0.1 million for the three and nine months ended March 31, 2008. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. No initial tax benefits are recorded for the portion of these compensation costs that relate to incentive stock options, which do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
There were no stock option exercises during the nine months ended March 31, 2009.
During the three and nine months ended March 31, 2008, we received approximately $0.5 million and $0.6 million, respectively, in cash from the exercise of stock options. The aggregate intrinsic value of these options was less than $0.1 million for the three and nine months ended March 31, 2008. A related tax benefit of less than $0.1 million was recorded in the three and nine months ended March 31, 2008. These tax benefits were included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefits include less than $0.1 million of gross windfall tax benefits for the three and nine months ended March 31, 2008.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
The following summarizes the activity relating to stock options granted under the 1995 Plan mentioned above for the nine months ended March 31, 2009:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	239,000	$41.52
Exercised	—	—
Forfeited	(17,750)	41.52

Outstanding at end of period	221,250	$41.52	0.92	$—

Exercisable and vested at end of period	221,250	$41.52	0.92	$—

Vested and expected to vest at end of period	221,250	$41.52	0.92	$—

The following summarizes the status of, and changes to, unvested options during the nine months ended March 31, 2009:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested at beginning of period	1,567	$8.14
Vested	(791)	8.14
Forfeited	(776)	8.14

Unvested at end of period	—	$—

At March 31, 2009, there was no unrecognized compensation cost related to stock options.
Stock-Settled Stock Appreciation Rights
Under SFAS 123R, we calculate the fair value of right grants using the Black-Scholes option-pricing model.
In February 2009 and 2008, we granted 77,700 and 153,550 stock-settled stock appreciation rights (“SSSARs”), respectively, to various employees under the terms of the 2005 Plan mentioned above. The weighted average per share fair value of the 2009 SSSARs grant was $6.89 and was estimated at the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for this grant: risk-free interest rate of 1.63%; dividend yield of 2.86%; volatility factor of the expected market price of our common stock of 28.13%; and a weighted average expected life of 3.5 years. The weighted average per share fair value of the 2008 SSSARs grant was $6.00 and was estimated at the date of grant using the Black-Scholes option-pricing model. Assumptions used in the model for this prior-year grant are described in our 2008 Annual Report on Form 10-K. The SSSARs from both grants vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for each of these grants.
We recognize compensation expense over the requisite service period. Total compensation cost related to SSSARs for the three and nine months ended March 31, 2009 was approximately $0.1 million and $0.2 million, respectively, as compared to less than $0.1 million for the three and nine months ended March 31, 2008. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. We recorded a tax benefit for the three and nine months ended March 31, 2009 of less than $0.1 million and approximately $0.1 million, respectively, compared to less than $0.1 million for the comparable periods of 2008.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
The following summarizes the activity relating to SSSARs granted under the 2005 Plan mentioned above for the nine months ended March 31, 2009:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Rights	Price	Life	Value
Outstanding at beginning of period	153,550	$38.31
Exercised	(732)	38.31
Granted	77,700	39.86
Forfeited	(500)	38.31

Outstanding at end of period	230,018	$38.83	4.25	$609

Exercisable and vested at end of period	50,284	$38.31	3.92	$159

Vested and expected to vest at end of period	221,268	$38.83	4.25	$586

The following summarizes the status of, and changes to, unvested SSSARs during the nine months ended March 31, 2009:

		Weighted
	Number	Average
	of	Grant Date
	Rights	Fair Value

Unvested at beginning of period	153,550	$6.00
Granted	77,700	6.89
Vested	(51,016)	6.00
Forfeited	(500)	6.00

Unvested at end of period	179,734	$6.38

At March 31, 2009, there was approximately $1.1 million of total unrecognized compensation cost related to SSSARs that we will recognize over a weighted-average period of approximately 2.38 years.
Restricted Stock
On February 25, 2009 and February 27, 2008, we granted a total of 5,800 and 23,600 shares of restricted stock, respectively, to various key employees under the terms of the 2005 Plan discussed above. The restricted stock granted in 2009 had a grant date fair value of approximately $0.2 million based on a per share closing stock price of $39.86. The restricted stock granted in 2008 had a grant date fair value of approximately $0.9 million based on a per share closing stock price of $38.31. The restricted stock under each of these grants vests on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for each of these grants. Under the terms of the grants, employees will receive dividends on unforfeited restricted stock regardless of their vesting status.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
The following summarizes the activity related to restricted stock transactions for the nine-month period ended March 31, 2009:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested restricted stock at beginning of period	26,600	$38.29
Granted	19,800	32.45
Vested	(3,000)	38.14
Forfeited	(300)	38.31

Unvested restricted stock at end of period	43,100	$35.62

Expected to vest restricted stock at end of period	42,230	$35.55

We recognize compensation expense over the requisite service period. We recorded compensation expense of approximately $0.2 million and $0.4 million, for the three and nine months ended March 31, 2009, respectively, in Selling, General and Administrative Expenses, as compared to approximately $0.1 million in the corresponding periods of the prior year. We recorded a tax benefit of less than $0.1 million and approximately $0.1 million for the three and nine months ended March 31, 2009, respectively, as compared to less than $0.1 million for the three and nine months ended March 31, 2008 related to this restricted stock.
At March 31, 2009, there was approximately $1.0 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted average period of approximately 1.80 years.
Note 8 — Restructuring and Impairment Charges
Specialty Foods Segment
In the first quarter of 2009, we began consolidating our Atlanta dressing operation into our other existing food facilities as part of our cost-reduction efforts within the Specialty Foods segment. During the three months ended March 31, 2009, we recorded no additional restructuring and impairment charges. During the nine months ended March 31, 2009, we recorded restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes). The majority of these charges resulted in cash outlays and consisted of one-time termination benefits. This closure was essentially complete at September 30, 2008. The disposition of the associated real estate occurred in December 2008 and resulted in a gain of approximately $0.5 million, which is recorded in cost of sales. We do not expect any other costs or cash expenditures related to this closure. The operations of this closed location have not been reclassified to discontinued operations under the guidance provided in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
An analysis of the restructuring activity for the nine months ended March 31, 2009 recorded within the Specialty Foods segment follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	March 31,
	2008	Charge	Outlays	2009
Restructuring and Impairment Charges
Employee Separation Costs	$—	$555	$(555)	$—
Other Costs	—	162	(162)	—

Subtotal	$—	717	$(717)	$—

Fixed Asset Impairment		47

Total		$764

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
We recorded no additional restructuring and impairment charges during the three months ended March 31, 2009. During the nine months ended March 31, 2009, we recorded additional restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes) for costs incurred during the period. The majority of these charges were for disposal-related activities associated with idle real property. These charges were recorded within corporate expenses as the remaining assets and liabilities from this closed operation are now considered corporate assets and liabilities.
The total costs associated with this plant closure were approximately $5.7 million and include all of the above-noted costs. This closure was essentially complete at September 30, 2008. We do not currently expect any other significant costs or cash expenditures related to this closure.
An analysis of the restructuring activity for the nine months ended March 31, 2009 recorded within corporate expenses follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	March 31,
	2008	Charge	Outlays	2009
Restructuring and Impairment Charges
Employee Separation Costs	$69	$—	$(69)	$—
Other Costs	1,184	842	(2,026)	—

Total	$1,253	$842	$(2,095)	$—

During 2009, certain real property previously used by our divested consumer and floral glass operations met the criteria defined in SFAS 144 to be considered “held for sale.” During the nine-month period ended March 31, 2009, we sold certain of these “held for sale” properties with a net book value of approximately $0.7 million for a gain of approximately $0.5 million, which is included in operating income. The remaining properties, along with other previously-deemed “held for sale” properties, have a total net book value of approximately $2.5 million and have been reclassified to current assets within Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with SFAS 144, we are no longer depreciating these “held for sale” assets and they are still being actively marketed for sale.
Note 9 — Income Taxes
The gross tax contingency reserve at March 31, 2009 was approximately $3.1 million and consisted of tax liabilities of approximately $1.9 million and penalties and interest of approximately $1.2 million. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” approximately $2.8 million of these liabilities have been classified in the Consolidated Balance Sheet as long-term because payment is not expected to occur within the next 12 months. The remaining liability of approximately $0.3 million is included in current liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We do not have any material unrecognized tax benefits for uncertain tax positions. We recognize interest and penalties related to these tax liabilities in income tax expense.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Note 10 — Business Segment Information
The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2008 consolidated financial statements:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2009	2008	2009	2008
Net Sales
Specialty Foods	$216,894	$197,249	$683,073	$597,188
Glassware and Candles	29,133	33,577	115,033	147,043

Total	$246,027	$230,826	$798,106	$744,231

Operating Income (Loss)
Specialty Foods	$35,910	$14,361	$99,050	$66,444
Glassware and Candles	(927)	(38)	(4,796)	1,595
Corporate Expenses	(2,496)	(2,046)	(7,719)	(9,761)

Total	$32,487	$12,277	$86,535	$58,278

Note 11 — Commitments and Contingencies
In addition to the items discussed below, at March 31, 2009, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $8.7 million in the second quarter of 2009, as compared to a receipt of approximately $2.5 million in the corresponding period of 2008. These remittances related to certain candles being imported from the People’s Republic of China.
The CDSOA has faced a growing number of legal challenges. In February 2006, legislation was enacted to repeal the applicability of the CDSOA to duties collected on imported products after September 2007. This legislation is expected to reduce overall distributions, with distributions eventually ceasing. In addition, the U.S. Court of International Trade (“CIT”) ruled in two separate cases that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. In February 2009, the United States Court of Appeals for the Federal Circuit reversed one of the decisions of the CIT. Both cases remain under appeal. Other cases have been brought, from time to time, challenging various aspects of the CDSOA. The ultimate resolution of ongoing litigation concerning the CDSOA distributions is uncertain. Based on the current legal challenges, we cannot predict the amount of future distributions, and it is possible that we may not receive any further distributions.
Note 12 — Comprehensive Income
Total comprehensive income for the three and nine months ended March 31, 2009 was approximately $17.9 million and $57.5 million, respectively. Total comprehensive income for the three and nine months ended March 31, 2008 was approximately $8.5 million and $41.1 million, respectively. The March 31, 2009 comprehensive income consists of net income and pension amortization. The March 31, 2008 comprehensive income consists of net income, foreign currency translation adjustments and pension amortization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollars in thousands)
OVERVIEW
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three and nine months ended March 31, 2009 and our financial condition as of March 31, 2009. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2009 refers to fiscal 2009, which is the period from July 1, 2008 to June 30, 2009. In the discussion that follows, we analyze the results of our operations for the three and nine months ended March 31, 2009, including the trends in our overall business, followed by a discussion of our financial condition.
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
Summary of 2009 Results
The following is an overview of our consolidated operating results for the three and nine months ended March 31, 2009. The prior-year results reflect the classification of the sold automotive operations as discontinued operations.
Net sales for the third quarter ended March 31, 2009 increased 7% to approximately $246.0 million from the prior-year total of $230.8 million. This sales growth was driven by increased sales in the Specialty Foods segment as partially offset by a decline in sales of the Glassware and Candles segment. The Specialty Foods segment’s growth benefited from pricing actions, as well as higher volumes in foodservice markets. The decrease in sales of the Glassware and Candles segment is primarily due to lower candle sales. Gross margin increased 66% to approximately $52.6 million from the prior-year third quarter total of $31.7 million. Income from continuing operations for the current-year third quarter was approximately $21.2 million, or $.76 per diluted share, compared to $8.0 million, or $.27 per diluted share, in the prior year. Net income for the three months ended March 31, 2009 also totaled approximately $21.2 million, or $.76 per diluted share. Net income totaled approximately $8.6 million in the third quarter of 2008, or $.30 per diluted share, which included after-tax income from discontinued operations of approximately $0.6 million, or $.02 per diluted share. There were no discontinued operations in the current quarter of 2009.
Year-to-date net sales for the period ended March 31, 2009 increased 7% to approximately $798.1 million from the prior year-to-date total of $744.2 million. Gross margin increased to approximately $150.5 million from the prior year-to-date total of $120.1 million. Income from continuing operations for the current year-to-date period was approximately $60.7 million or $2.16 per diluted share, compared to $37.9 million, or $1.27 per diluted share, in the prior year. Net income for the nine months ended March 31, 2009 also totaled approximately $60.7 million, or $2.16 per diluted share. Net income totaled approximately $40.2 million in the nine months ended March 31, 2008, or $1.35 per diluted share, which included after-tax income from discontinued operations of approximately $2.3 million, or $.08 per diluted share. There were no discontinued operations in the nine months ended March 31, 2009.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2009	2008	Change		2009	2008	Change
Net Sales
Specialty Foods	$216,894	$197,249	$19,645	10%	$683,073	$597,188	$85,885	14%
Glassware and Candles	29,133	33,577	(4,444)	(13)%	115,033	147,043	(32,010)	(22)%

Total	$246,027	$230,826	$15,201	7%	$798,106	$744,231	$53,875	7%

Gross Margin	$52,642	$31,674	$20,968	66%	$150,474	$120,116	$30,358	25%

Gross Margin as a Percentage of Sales	21.4%	13.7%			18.9%	16.1%

Consolidated net sales for the third quarter increased 7%, reflecting 10% growth in sales of the Specialty Foods segment, as partially offset by lower sales in the Glassware and Candles segment. The Specialty Foods segment sales increase occurred in both the retail and foodservice markets. Lower candle sales contributed to the decline in sales of the Glassware and Candles segment.
For the three and nine months ended March 31, 2009, net sales of the Specialty Foods segment reflected higher pricing that added approximately 7% and 9%, respectively, over the net sales of the prior-year’s comparative periods. Volume growth was also achieved, especially across many foodservice accounts. All such growth was internally generated.

The decline in net sales of the Glassware and Candles segment for both the three and nine months ended March 31, 2009 was influenced by lower candle sales. The extent of unsettled economic and competitive retail market conditions contributed to this decline. Comparative year-to-date sales were also adversely impacted by the November 2007 sale of our consumer and floral glass operations and the prior-year disposition of inventory related to closing our industrial glassware facility. Net sales attributable to these divested and closed operations totaled approximately $22.3 million for the nine months ended March 31, 2008.
As a percentage of sales, our consolidated gross margin for the three and nine months ended March 31, 2009 was 21.4% and 18.9%, respectively, as compared to 13.7% and 16.1% achieved in the prior-year comparative periods. Pricing improvements that mitigated the higher costs experienced over the last year contributed to the current year’s higher gross margins. Prior-year gross margins for the year-to-date period also reflect the approximately $5.9 million loss recorded in cost of sales on the sale of our consumer and floral glass operations and an approximately $3.0 million pension settlement charge that was recorded in corporate expenses. The loss on the sale of our consumer and floral glass operations totaled approximately $5.7 million in the quarter ended December 31, 2007 and $0.2 million in the quarter ended March 31, 2008.
In the Specialty Foods segment, gross margin percentages improved in both the three and nine months ended March 31, 2009, benefiting from the improvements in pricing and higher sales volumes, which offset the adverse impact of higher ingredient costs present in the first half of the fiscal year. We estimate the year-over-year impact of input costs at approximately $2 million favorable and $29 million unfavorable for the comparative three and nine-month periods, respectively. For our fourth fiscal quarter, we anticipate our ingredient costs, on balance, will continue to be lower than the unusually high levels of the prior year. We also anticipate, however, that our year-over-year comparative benefit from past pricing actions will diminish as we begin to lap prior retail price increases and as some of our foodservice supply arrangements adjust to reflect lower key ingredient costs.
Gross margin percentages in the Glassware and Candles segment declined from the prior-year periods due to increases in paraffin wax costs and lower capacity utilization. The 2008 margins for the year-to-date period were impacted by the inclusion of the prior-year loss on the sale of our consumer and floral glass operations, as partially offset by the contribution provided by these operations. We are in the process of implementing higher pricing on various candle products. We anticipate that recent comparative declines in wax costs may continue in the near term, although such reductions are not expected to significantly benefit the segment’s cost of goods sold until 2010.
Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2009	2008	Change		2009	2008	Change

Selling, General and Administrative Expenses	$20,155	$19,397	$758	4%	$62,333	$61,656	$677	1%

SG&A Expenses as a Percentage of Sales	8.2%	8.4%			7.8%	8.3%

Consolidated selling, general and administrative costs of approximately $20.2 million and $62.3 million for the three and nine months ended March 31, 2009 increased by 4% and 1%, respectively, from the $19.4 million and $61.7 million incurred for the three and nine months ended March 31, 2008. The decrease in selling, general and administrative expenses as a percentage of sales was influenced by the nature and extent of the sales growth achieved through pricing, sales mix and minimal year-over-year changes in selling, general and administrative expenses.

Restructuring and Impairment Charges
Specialty Foods Segment
In the first quarter of 2009, we began consolidating our Atlanta dressing operation into our other existing food facilities as part of our cost-reduction efforts within the Specialty Foods segment. During the three months ended March 31, 2009, we recorded no additional restructuring and impairment charges. During the nine months ended March 31, 2009, we recorded restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes). The majority of these charges resulted in cash outlays and consisted of one-time termination benefits. This closure was essentially complete at September 30, 2008. The disposition of the associated real estate occurred in December 2008 and resulted in a gain of approximately $0.5 million, which is recorded in cost of sales. We do not expect any other costs or cash expenditures related to this closure. The operations of this closed location have not been reclassified to discontinued operations under the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
An analysis of the restructuring activity for the nine months ended March 31, 2009 recorded within the Specialty Foods segment follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	March 31,
	2008	Charge	Outlays	2009
Restructuring and Impairment Charges
Employee Separation Costs	$—	$555	$(555)	$—
Other Costs	—	162	(162)	—

Subtotal	$—	717	$(717)	$—

Fixed Asset Impairment		47

Total		$764

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
We recorded no additional restructuring and impairment charges during the three months ended March 31, 2009. During the nine months ended March 31, 2009, we recorded additional restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes) for costs incurred during the period. The majority of these charges were for disposal-related activities associated with idle real property. These charges were recorded within corporate expenses as the remaining assets and liabilities from this closed operation are now considered corporate assets and liabilities.
The total costs associated with this plant closure were approximately $5.7 million and include all of the above-noted costs. This closure was essentially complete at September 30, 2008. We do not currently expect any other significant costs or cash expenditures related to this closure.
An analysis of the restructuring activity for the nine months ended March 31, 2009 recorded within corporate expenses follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	March 31,
	2008	Charge	Outlays	2009
Restructuring and Impairment Charges
Employee Separation Costs	$69	$—	$(69)	$—
Other Costs	1,184	842	(2,026)	—

Total	$1,253	$842	$(2,095)	$—

During 2009, certain real property previously used by our divested consumer and floral glass operations met the criteria defined in SFAS 144 to be considered “held for sale.” During the nine-month period ended March 31, 2009, we sold certain of these “held for sale” properties with a net book value of approximately $0.7 million for a gain of approximately $0.5 million, which is included in operating income. The remaining properties, along with other previously-deemed “held for sale” properties, have a total net book value of approximately $2.5 million and have been reclassified to current assets within Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with SFAS 144, we are no longer depreciating these “held for sale” assets and they are still being actively marketed for sale.

Operating Income (Loss)
The foregoing factors contributed to consolidated operating income totaling approximately $32.5 million and $86.5 million for the three and nine months ended March 31, 2009, respectively. These amounts represent increases of 165% and 48% from the corresponding periods of the prior year. By segment, our operating income can be summarized as follows:

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2009	2008	Change		2009	2008	Change
Operating Income (Loss)
Specialty Foods	$35,910	$14,361	$21,549	150%	$99,050	$66,444	$32,606	49%
Glassware and Candles	(927)	(38)	(889)	NM	(4,796)	1,595	(6,391)	(401)%
Corporate Expenses	(2,496)	(2,046)	(450)	22%	(7,719)	(9,761)	2,042	(21)%

Total	$32,487	$12,277	$20,210	165%	$86,535	$58,278	$28,257	48%

Operating Income (Loss) as a Percentage of Sales
Specialty Foods	16.6%	7.3%			14.5%	11.1%
Glassware and Candles	(3.2)%	—%			(4.2)%	1.1%
Consolidated	13.2%	5.3%			10.8%	7.8%
Interest Expense
We incurred interest expense of approximately $0.1 million and $1.2 million for the three and nine months ended March 31, 2009, respectively, related to long-term borrowings. We incurred interest expense of approximately $0.6 million and $2.5 million for the three and nine months ended March 31, 2008, respectively, related to borrowings during these periods. The decrease in interest expense was due to lower interest rates on our debt in the current year and a decrease in borrowing levels.
Other Income — Continued Dumping and Subsidy Offset Act
The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $8.7 million in the second quarter of 2009, as compared to a receipt of approximately $2.5 million in the corresponding period of 2008. These remittances related to certain candles being imported from the People’s Republic of China.
The CDSOA has faced a growing number of legal challenges. In February 2006, legislation was enacted to repeal the applicability of the CDSOA to duties collected on imported products after September 2007. This legislation is expected to reduce overall distributions, with distributions eventually ceasing. In addition, the U.S. Court of International Trade (“CIT”) ruled in two separate cases that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. In February 2009, the United States Court of Appeals for the Federal Circuit reversed one of the decisions of the CIT. Both cases remain under appeal. Other cases have been brought, from time to time, challenging various aspects of the CDSOA. The ultimate resolution of ongoing litigation concerning the CDSOA distributions is uncertain. Based on the current legal challenges, we cannot predict the amount of future distributions, and it is possible that we may not receive any further distributions.
Interest Income and Other — Net
Interest income and other was approximately $0.1 million and $(0.1) million for the three and nine months ended March 31, 2009, respectively, as compared to approximately $0.3 million and $0.7 million in the corresponding periods of the prior year. The decrease for the quarter and year-to-date periods reflects a lower level of interest income due to lower interest rates.
Income from Continuing Operations Before Income Taxes
As impacted by the factors discussed above, income from continuing operations before income taxes for the three months ended March 31, 2009 increased by approximately $20.5 million to $32.5 million from the prior-year total of $12.0 million. Income from continuing operations before income taxes for the nine months ended March 31, 2009 and 2008 was approximately $93.9 million and $59.0 million, respectively.

Income from Continuing Operations
Third quarter income from continuing operations for 2009 of approximately $21.2 million increased from the preceding year’s income from continuing operations for the quarter of $8.0 million, as influenced by the factors noted above. Year-to-date income from continuing operations of approximately $60.7 million increased from the prior year-to-date total of $37.9 million. Our effective tax rate of 35.4% for the nine months ended March 31, 2009 decreased slightly from the prior-year rate of 35.7% due to a lower state tax rate.
Income from continuing operations per share for the third quarter of 2009 totaled $.76 per basic and diluted share, as compared to $.27 per basic and diluted share recorded in the prior year. This amount was influenced by our share repurchase program, which contributed to a 4% year-over-year reduction in weighted average shares outstanding. Year-to-date income from continuing operations per share was $2.16 on a basic and diluted basis compared to $1.27 for the prior-year period.
Discontinued Operations
There were no discontinued operations in 2009. Income from discontinued operations, net of tax, totaled approximately $0.6 million and $2.3 million for the three and nine months ended March 31, 2008, respectively, or approximately $.02 and $.08 per basic and diluted share, respectively.
Net Income
Third quarter net income for 2009 of approximately $21.2 million increased from the preceding year’s net income for the quarter of $8.6 million, as influenced by the factors noted above. Year-to-date net income of approximately $60.7 million was higher than the prior year-to-date total of $40.2 million. Net income per share for the third quarter of 2009 totaled $.76 per basic and diluted share, as compared to $.30 per basic and diluted share recorded in the prior year. Year-to-date net income per share was $2.16 per basic and diluted share, as compared to $1.35 per basic and diluted share for the prior-year period.
FINANCIAL CONDITION
The prior-year cash flows reflect the classification of the sold Automotive operations as discontinued operations.
For the nine months ended March 31, 2009, net cash provided by operating activities from continuing operations totaled approximately $92.8 million as compared to $63.5 million in the prior-year period. The increase results from a higher level of net income and comparatively favorable relative changes in working capital components, including inventory and other current assets, as partially offset by the comparative net pension activity and the prior-year loss on the sale of the glass businesses, as well as the comparatively unfavorable relative changes in accounts payable and accrued liabilities and receivables. Higher sales levels have led to increased receivable balances at March 31, 2009. The decrease in inventories since June 2008 primarily relates to operational changes and seasonal factors contributing to lower inventories of candle products.
Cash used in investing activities from continuing operations for the nine months ended March 31, 2009 was approximately $8.0 million as compared to $2.7 million provided in the prior year. This change reflects the impact of the prior-year net proceeds from the sale of glass operations of approximately $19.6 million, as partially offset by a lower level of capital expenditures in 2009. We anticipate that full year capital expenditures in 2009 will not exceed $15 million.
Cash used in financing activities from continuing operations for the nine months ended March 31, 2009 of approximately $85.0 million increased from the prior-year total of $70.0 million due primarily to the net change in borrowing activity, as partially offset by a decrease in treasury share repurchases. At March 31, 2009, approximately 509,000 shares remained authorized for future buyback under the existing buyback program.
On October 5, 2007, we entered into a new unsecured revolving credit facility, which replaced the credit facility existing on September 30, 2007. Under the new facility, we may borrow up to a maximum of $160 million at any one time. Loans may be used for general corporate purposes. We currently have $15.0 million outstanding under this facility. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day.

The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2009, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of our outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At March 31, 2009, we were not aware of any event that would constitute a default under the facility.
We believe that internally generated funds and our existing aggregate balances in cash and equivalents, in addition to our currently available bank credit arrangements, should be adequate to meet our foreseeable cash requirements. If we were to borrow outside of our credit facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.
For additional information regarding our credit facility, see “Note 4 — Long-Term Debt” in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other obligations, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of obligations not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of March 31, 2009 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2008 Annual Report on Form 10-K.
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
In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP expands the disclosure set forth in SFAS 132(R) by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157. This FSP is effective for fiscal years ending after December 15, 2009, with earlier adoption permitted. We are currently reviewing the additional disclosure requirements regarding our benefit plans assets.

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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2008 Annual Report on Form 10-K and under Item 1A in our Quarterly Report on Form 10-Q for the period ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In August 2007, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 509,000 shares remained authorized for future repurchases at March 31, 2009. In the third quarter, we made no repurchases of our common stock. This share repurchase authorization does not have a stated expiration date.
Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation

(Registrant)

Date: May 7, 2009	By:	/s/ John B. Gerlach, Jr. John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date: May 7, 2009	By:	/s/ John L. Boylan John L. Boylan Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2009
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith