Form 10-K
period 2009-06-30
LANCASTER COLONY CORP
filed 2009-08-26
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of Common Stock held by non-affiliates on December 31, 2008 was approximately $653,508,000, based on the closing price of these shares on that day.
     As of August 18, 2009, there were approximately 28,102,000 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I
Item 1. Business
GENERAL
     Lancaster Colony Corporation, an Ohio corporation (reincorporated in 1992, successor to a Delaware corporation originally incorporated in 1961), is a diversified manufacturer and marketer of consumer products focusing primarily on specialty foods for the retail and foodservice markets. We also manufacture and market candles for the food, drug and mass markets. Less significantly, we are also engaged in the distribution of various products, including glassware and candles, to commercial markets. In recent years, our strategy has shifted away from operating businesses in a variety of industries towards emphasizing the growth and success we have achieved in our Specialty Foods segment. Fiscal 2009 marked another significant year in implementing this strategy as we continued to focus our capital investment in the Specialty Foods segment. Our principal executive offices are located at 37 West Broad Street, Columbus, Ohio 43215 and our telephone number is
614-224-7141.
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
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
     We operate in two business segments – “Specialty Foods” and “Glassware and Candles” – with the sales of these segments accounting for approximately 87% and 13%, respectively, of consolidated net sales for the year ended June 30, 2009. The financial information relating to business segments for the three years in the periods ended June 30, 2009, 2008 and 2007 is included in Note 15 to the consolidated financial statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.
Specialty Foods
     The food products we manufacture and sell include salad dressings and sauces marketed under the brand names “Marzetti,” “T. Marzetti,” “Cardini’s,” “Pfeiffer” and “Girard’s”; fruit glazes, vegetable dips and fruit dips marketed under the brand name “T. Marzetti”; frozen breads marketed under the brand names “New York BRAND” and “Mamma Bella”; frozen Parkerhouse style yeast dinner rolls and sweet rolls, as well as biscuits, marketed under such brand names as “Sister Schubert’s,” “Marshall’s” and “Mary B’s”; premium dry egg noodles marketed under the brand names “Inn Maid” and “Amish Kitchen”; frozen specialty noodles and pastas marketed under the brand names “Reames” and “Aunt Vi’s”; croutons and related products marketed under the brand names “New York BRAND,” “Texas Toast,” “Chatham Village,” “Cardini’s” and “T. Marzetti” and caviar marketed under the brand name “Romanoff.” A portion of our sales in this segment relates to products sold under private label to retailers, distributors and restaurants primarily in the United States. Additionally, a portion of our sales relates to frozen specialty noodles and pastas sold to industrial customers for use as ingredients in their products.
     The dressings, sauces, croutons, fruit glazes, vegetable dips, fruit dips, frozen breads and yeast rolls are sold primarily through sales personnel, food brokers and distributors in various metropolitan areas in the United States, with sales being made to retail, club stores and foodservice markets. We have strong placement of products in U.S. grocery produce departments through our refrigerated salad dressings, vegetable and fruit dips, and croutons. Within the frozen aisles of grocery retailers, we also have prominent market positions of frozen yeast rolls, as well as garlic breads. Products we sell in the foodservice markets are often custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. Similar to our retail efforts, we utilize our research and development resources to accommodate a strong desire for new and differentiated products among our foodservice users. The dry egg noodles, frozen specialty noodles and pasta are sold through sales personnel, food brokers and distributors to retail, foodservice and industrial markets.
     Sales attributable to one customer comprised approximately 15%, 13% and 13% of this segment’s total net sales in 2009, 2008 and 2007, respectively. No other customer accounted for more than 10% of this segment’s total net sales. Although we have the leading market share in several product categories, all of the markets in which we sell food products are highly competitive in the areas of price, quality and customer service.
     The Specialty Foods segment reported its 39th consecutive year of record sales in 2009. Our strong retail brands and product development capabilities continue to be a source of future growth for this segment. In foodservice markets, we attempt to expand existing customer relationships and pursue new opportunities by leveraging our culinary skills and experience to support the development of new menu offerings. Acquisitions are also a component of our future growth plans, with a focus on fit and value.
     A significant portion of this segment’s product lines is manufactured at our 15 plants located throughout the United States. However, certain items are also manufactured and packaged by third parties located in the United States, Canada and Europe.
     Efficient and cost-effective production remains a key focus of the Specialty Foods segment. In 2009, we consolidated our Atlanta dressing operation into our other existing food facilities as part of our cost-reduction efforts within this segment. Beyond this segment’s ongoing initiatives for cost savings and operational improvements, in recent years we completed the construction of two new production facilities in Hart County, Kentucky. In 2007, we began production at our new salad dressing plant with the incremental capacity enabling us to achieve operating efficiencies at both the new and existing dressing plant locations. In 2008, we started production at a newly constructed facility for the manufacture of frozen yeast rolls. This new facility has helped to satisfy increased customer demand and improve operating efficiencies.
     The operations of this segment are not affected to any material extent by seasonal fluctuations, although sales of frozen retail products tend to be most pronounced in the fiscal second quarter. We do not utilize any franchises or concessions in this business segment. The trademarks that we utilize are significant to the overall success of this segment. The patents and licenses under which we operate, however, are not essential to the overall success of this segment.
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
     All the markets in which we sell candle products are highly competitive in the areas of design, price, quality and customer service. Sales attributable to one customer comprised approximately 49%, 34% and 30% of this segment’s total net sales in 2009, 2008 and 2007, respectively. No other customer accounted for more than 10% of this segment’s total net sales.
     Seasonal retail stocking patterns cause certain of this segment’s products to experience increased sales in the first half of the fiscal year. We do not use any franchises or concessions in this segment. The patents and licenses under which we operate are not essential to the overall success of this segment. Certain trademarks are important, however, to this segment’s marketing efforts.

NET SALES BY CLASS OF PRODUCTS
     The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products that account for at least 10% of our consolidated net sales in any year from 2007 through 2009:

	2009	2008	2007
Specialty Foods:
Non-frozen	54%	53%	51%
Frozen	33%	29%	26%
Glassware and Candles:
Consumer table and giftware	13%	15%	18%
     Net sales attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) totaled approximately 20%, 17% and 17% of consolidated net sales for 2009, 2008 and 2007, respectively.
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
EMPLOYEES AND LABOR RELATIONS
     As of June 30, 2009, we had approximately 3,200 employees. Approximately 24% of these employees are represented under various collective bargaining agreements, which expire at various times through calendar year 2013. Approximately 8% of our labor force is covered by collective bargaining agreements that have already expired and are in the renegotiation process, or that will expire within one year. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material adverse effect on our business and results of operations.
FOREIGN OPERATIONS AND EXPORT SALES
     Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations.
RAW MATERIALS
     During 2009, we obtained adequate supplies of raw materials for all of our segments. We rely on a variety of raw materials for the day-to-day production of our products, including soybean oil, certain dairy-related products, flour, fragrances and colorant agents, paraffin and other waxes and plastic and paper packaging materials.

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
     Our net sales to Wal-Mart represented approximately 20% of consolidated net sales for the year ended June 30, 2009. We believe that our relationship with Wal-Mart is good, but we cannot assure that we will be able to maintain this relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Wal-Mart’s financial condition could also have a material adverse effect on our business and results of operations.
Increases in the costs or limitations to the availability of raw materials we use to produce our products could adversely affect our business by increasing our costs to produce goods.
     We purchase a majority of our key raw materials on the open market. Our ability to avoid the adverse effects of a pronounced, sustained price increase in our raw materials is limited. However, we try to limit our exposure to price fluctuations for raw materials by occasionally entering into longer-term, fixed-price contracts for certain raw materials. Our principal raw-material needs include soybean oil, various dairy-related products, flour, paper and plastic packaging materials and wax. We have observed increased volatility in the costs of many of these raw materials in recent years. From 2007 through the first half of 2009, commodity markets for grain-based products, on which our food products depend, including dairy, soybean oil and flour products, rose significantly and were unusually volatile due to concerns over grain-based fuel sources and worldwide demand. Further, fluctuating petroleum prices have impacted our costs of wax and inbound freight on all purchased materials.
     We anticipate that future sources of supply will generally be adequate for our needs, but disruptions in availability and increased prices could have a material adverse effect on our business and results of operations. The increase in the costs of raw materials used in our Specialty Foods segment during 2007 to

2009 had an adverse impact on our operating income. We took measures to offset the impact of these higher costs, including the implementation of higher pricing. However, there is no assurance that we will not experience further increases in the costs of raw materials, and uncertainty exists as to our ability to implement offsetting measures. Such further increases, as well as an inability to effectively implement additional measures to offset higher costs, could have a material adverse effect on our business and results of operations.
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
     In addition, either a significant product recall or a product liability claim involving a competitor’s products or products in markets related to those in which we compete could result in a loss of consumer confidence in our products or our markets generally and could have a material impact on consumer demand. For example, in fiscal 2007, media reports of contaminated produce products led to a decrease in consumer demand for bagged salads, which affected sales within our Specialty Foods segment.
Increases in energy-related costs could negatively affect our business by increasing our costs to produce goods.
     We are subject to volatility in energy-related costs that affect the cost of producing our products. This is especially true in our Glassware and Candles segment, in which we use large amounts of wax, and in our Specialty Foods segment, in which we utilize petroleum-derived packaging materials. Increases in these types of costs could have a material adverse effect on our business and results of operations.
The availability and cost of transportation for our products is vital to our success, and the loss of availability or increase in the cost of transportation could have an unfavorable impact on our business and results of operations.
     Our ability to obtain adequate and reasonably-priced methods of transportation to distribute our products is a key factor to our success. Our Specialty Foods segment requires the use of refrigerated trailers to ship many of its products. Delays in transportation, especially in our Specialty Foods segment, where orders are generally filled in three to seven days following the receipt of the order, could have a material adverse effect on our business and results of operations. Further, high fuel costs also negatively impact our financial results. We are often required to pay fuel surcharges to third-party transporters of our products due to high fuel costs. These fuel surcharges can be substantial and would increase our cost of goods sold. If we were unable to pass those high costs to our customers in the form of price increases, those high costs could have a material adverse effect on our business and results of operations.
Our inability to successfully renegotiate union contracts and any prolonged work stoppages or other business disruptions could have an adverse effect on our business and results of operations.
     Two of our union contracts will be subject to renegotiation during fiscal 2010. We believe that our labor relations with unionized employees are good, but our inability to successfully negotiate the renewal of these contracts could have a material adverse effect on our business and results of operations. Any prolonged work stoppages could also have an adverse effect on our results of operations.
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
     The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $8.7 million, $2.5 million and $0.7 million in 2009, 2008 and 2007, respectively. These remittances related to certain candles being imported from the People’s Republic of China.
     Legislation was enacted in February 2006 to repeal the applicability of the CDSOA to duties collected on products imported after September 2007. However, all duties collected on an entry filed before October 1, 2007 will continue to be available for distribution under former section 1675(c) of the CDSOA. Accordingly, we may receive some level of annual distributions for an undetermined period of years in the future as the monies collected that relate to entries filed prior to October 2007 are administratively finalized by U.S. Customs. Without further legislative action, we expect these distributions will eventually cease.
     The uncertainties surrounding the legislative and administrative challenges have been compounded by cases brought in U.S. courts challenging the CDSOA. In two separate cases, the U.S. Court of International Trade (“CIT”) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The U.S. Court of Appeals for the Federal Circuit reversed one of the CIT decisions in February 2009, but the case remains subject to further appeal. The second CIT case has been stayed pending resolution of this appeal. Other cases remain pending that challenge certain aspects of the CDSOA, any of which could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007.
     The extent to which we may receive any future CDSOA distributions is subject to the legal challenges and uncertainties described above. Accordingly, we cannot predict the amount of future distributions, and it is possible that we may not receive any further distributions. Any reduction in CDSOA distributions could reduce our earnings and cash flow.
Restructuring and impairment charges could have a material adverse effect on our financial results.
     We recorded restructuring and impairment charges totaling approximately $1.6 million, $1.3 million and $3.5 million in 2009, 2008 and 2007, respectively. Likewise, future events may occur that would adversely affect the reported value of our assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, or a material adverse change in our relationship with significant customers.
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
     For the first time in several years, we began incurring borrowings in 2007. These borrowings continued throughout 2008 and much of 2009. We may incur indebtedness in 2010, perhaps at higher average levels than in 2009. A consequence of such indebtedness could be a reduction in the level of our profitability due to higher interest expense. Depending on the future extent and availability of our borrowings, we could also become more vulnerable to economic downturns, require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise be unable to meet our obligations when due. For more information regarding our debt, see the “Liquidity and Capital Resources” section in Item 7 of this Annual Report on Form 10-K.
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
     As a result of recent strategic alternative activities, we currently hold various parcels of real property that are not currently used in our operations. These facilities have a net book value at June 30, 2009 of approximately $2.6 million. In addition, we may make further specific determinations in the future with respect to additional facilities or sell other operations while retaining the associated real property. These determinations could be announced at any time. Possible adverse consequences resulting from or related to these properties may include various accounting charges, disposition costs related to the potential sale of a property, costs associated with leasing obligations, and other normal or attendant risks and uncertainties associated with holding, leasing or selling real property.
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
Mr. Gerlach, our Chief Executive Officer and Chairman of our board of directors, has a significant ownership interest in our Company.
     As of June 30, 2009, Mr. Gerlach owned or controlled approximately 29% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power also may have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
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

     Additionally, Ohio corporate law contains certain provisions that could have the effect of delaying or preventing a change of control. The Ohio Control Share Acquisition Act found in Chapter 1701 of the Ohio Revised Code provides that certain notice and informational filings and a special shareholder meeting and voting procedures must be followed prior to consummation of a proposed “control share acquisition,” as defined in the Ohio Revised Code. Assuming compliance with the prescribed notice and information filings, a proposed control share acquisition may be accomplished only if, at a special meeting of shareholders, the acquisition is approved by both a majority of the voting power of the Company represented at the meeting and a majority of the voting power remaining after excluding the combined voting power of the “interested shares,” as defined in the Ohio Revised Code. The Interested Shareholder Transactions Act found in Chapter 1704 of the Ohio Revised Code generally prohibits certain transactions, including mergers, majority share acquisitions and certain other control transactions, with an “interested shareholder,” as defined in the Ohio Revised Code, for a three-year period after becoming an interested shareholder, unless our Board of Directors approved the initial acquisition. After the three-year waiting period, such a transaction may require additional approvals under this Act, including approval by two-thirds of all of the Company’s voting shares and a majority of the Company’s voting shares not owned by the interested shareholder. The application of these provisions of the Ohio Revised Code, or any similar anti-takeover law adopted in Ohio, could have the effect of delaying or preventing a change of control, which could have an adverse effect on the market price of our stock.
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     We use approximately 2.7 million square feet of space for our operations. Of this space, approximately 0.5 million square feet are leased.
     The following table summarizes our locations that in total exceed 75,000 square feet of space (including aggregation of multiple facilities) and that are considered our principal manufacturing and warehousing operations:

		Approximate	Terms of
Location	Business Segment	Square Feet	Occupancy
Altoona, IA (1)	Specialty Foods	109,000	Owned/Leased
Bedford Heights, OH (3)	Specialty Foods	98,000	Owned/Leased
Columbus, OH (4)	Specialty Foods	393,000	Owned/Leased
Grove City, OH	Specialty Foods	195,000	Owned
Horse Cave, KY	Specialty Foods	333,000	Owned
Luverne, AL	Specialty Foods	91,000	Owned
Milpitas, CA (2)	Specialty Foods	130,000	Owned/Leased
Wilson, NY	Specialty Foods	80,000	Owned
Leesburg, OH	Glassware and Candles	860,000	Owned
Jackson, OH	Glassware and Candles	122,000	Owned

(1)	Part leased for term expiring in calendar year 2009

(2)	Part leased for term expiring in calendar year 2010

(3)	Part leased for term expiring in calendar year 2012

(4)	Part leased for term expiring in calendar year 2014
     As a result of our strategic alternative activities, we also hold various parcels of real property that we do not currently use in our operations. The related facilities contain in excess of 1.5 million square feet.

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
     Our common stock trades on The NASDAQ Global Select Market under the symbol LANC. The following table sets forth the high and low prices for Lancaster Colony Corporation common shares and the dividends paid for each quarter of 2009 and 2008. Stock prices were provided by The NASDAQ Stock Market LLC.

			Dividends
	Stock Prices		Paid
	High	Low	Per Share
2009
First quarter	$39.24	$29.57	$.280
Second quarter	38.37	26.01	.285
Third quarter	43.46	31.90	.285
Fourth quarter	48.92	40.42	.285

Year			$1.135

2008
First quarter	$44.02	$35.89	$.27
Second quarter	44.10	36.11	.28
Third quarter	41.05	32.72	.28
Fourth quarter	41.62	30.27	.28

Year			$1.11

     The number of shareholders as of August 18, 2009 was approximately 9,600. The highest and lowest prices for our common stock from July 1, 2009 to August 18, 2009 were $47.52 and $41.52.
     We have paid dividends for 184 consecutive quarters. Future dividends will depend on our earnings, financial condition and other factors.
Issuer Purchases of Equity Securities
     Our Board of Directors (“Board”) approved a share repurchase authorization of 2,000,000 shares in August 2007. Approximately 509,000 shares from this authorization remained authorized for future purchase at June 30, 2009. In the fourth quarter, we made no repurchases of our common stock. This share repurchase authorization does not have a stated expiration date.

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
OF LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX
AND THE DOW JONES U.S. FOOD PRODUCERS INDEX
     The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2004 in each of our Common Stock, the S&P Midcap 400 Index and the Dow Jones U.S. Food Producers Index. It is assumed that all dividends are reinvested.
Cumulative Total Return (Dollars)

	6/04	6/05	6/06	6/07	6/08	6/09
Lancaster Colony Corporation	100.00	105.51	104.59	113.81	84.77	127.16
S&P Midcap 400	100.00	114.03	128.83	152.67	141.47	101.83
Dow Jones U.S. Food Producers	100.00	105.09	114.30	133.88	121.69	102.46

     There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the above graph.

Item 6. Selected Financial Data
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY

(Thousands Except	Years Ended June 30
Per Share Figures)	2009	2008	2007	2006	2005
Operations
Net Sales	$1,051,491	$980,915	$945,810	$924,571	$907,345
Gross Margin	$215,492	$157,341	$181,740	$189,074	$191,014
Percent of Sales	20.5%	16.0%	19.2%	20.4%	21.1%
Interest Expense	$(1,217)	$(3,076)	$(150)	$—	$—
Percent of Sales	0.1%	0.3%	0.0%	0.0%	0.0%
Other Income — Continued Dumping and Subsidy Offset Act	$8,696	$2,533	$699	$11,376	$26,226
Income from Continuing Operations
Before Income Taxes	$137,006	$75,668	$101,260	$125,734	$141,928
Percent of Sales	13.0%	7.7%	10.7%	13.6%	15.6%
Taxes Based on Income	$47,920	$27,229	$36,981	$44,494	$52,550
Income from Continuing Operations	$89,086	$48,439	$64,279	$81,240	$89,378
Percent of Sales	8.5%	4.9%	6.8%	8.8%	9.9%
Continuing Operations Diluted Income per Common Share	$3.18	$1.64	$2.03	$2.42	$2.56
Cash Dividends per Common Share	$1.135	$1.11	$1.07	$3.03	$.98

Financial Position
Cash, Equivalents and Short-Term Investments	$38,484	$19,417	$8,316	$41,815	$184,580
Total Assets	$498,481	$520,178	$598,497	$628,021	$731,278
Working Capital	$148,233	$144,925	$137,121	$235,283	$370,559
Property, Plant and Equipment—Net	$170,900	$179,573	$194,589	$162,107	$131,837
Long-Term Debt	$—	$55,000	$—	$—	$—
Property Additions	$11,336	$16,832	$53,589	$51,860	$18,917
Depreciation and Amortization	$21,870	$24,138	$24,081	$24,980	$26,351
Shareholders’ Equity	$402,556	$359,218	$444,309	$494,421	$587,726
Per Common Share	$14.32	$12.63	$14.45	$15.33	$17.17
Weighted Average Common Shares Outstanding—Diluted	28,051	29,499	31,603	33,502	34,925

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three years in the periods ended June 30, 2009, 2008 and 2007 and our liquidity and capital resources as of June 30, 2009 and 2008. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2009 refers to fiscal 2009, which is the period from July 1, 2008 to June 30, 2009. In the discussion that follows, we analyze the results of our operations for the last three years, including the trends in our overall business, followed by a discussion of our cash flows and liquidity and contractual obligations. We then provide a review of the critical accounting policies and estimates that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recently issued accounting pronouncements.
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
EXECUTIVE SUMMARY
Business Overview
     Lancaster Colony Corporation is a diversified manufacturer and marketer of consumer products focusing primarily on specialty foods for the retail and foodservice markets. We also manufacture and market candles for the food, drug and mass markets. Less significantly, we are also engaged in the distribution of various products, including glassware and candles, to commercial markets. Our operations are organized in two reportable segments: “Specialty Foods” and “Glassware and Candles.” Over 90% of the sales of each segment are made to customers in the United States.
     In recent years, our strategy has shifted away from operating businesses in a variety of industries towards emphasizing the growth and success we have achieved in our Specialty Foods segment. Fiscals 2008 and 2007 were significant years in implementing this strategy as we divested nonfood operations and focused our capital investment in the Specialty Foods segment. In June 2008, we sold substantially all of the assets of our remaining automotive operations. In November 2007, we sold most of our consumer and floral glass operating assets. These transactions, combined with other strategic dispositions and investments in 2007 and 2008, have resulted in transforming our company into a predominately food-focused business. See further discussion of these divestitures in Note 2 in the notes to the consolidated financial statements. In 2009, approximately 87% of our consolidated net sales and effectively all of our operating income were derived from the Specialty Foods segment. For perspective, in 1999, our Specialty Foods segment comprised approximately 40% and 44% of our reported consolidated net sales and operating income, respectively. Below is a list of the material transactions and other events in 2007 and 2008 that contributed toward our transition to a food-focused business:
•	June 2008 – Sale of the remaining automotive operations, ending the previously reported Automotive segment;

•	November 2007 – Sale of substantially all of the operating assets of our consumer and floral glass operations;

•	September 2007 – Substantial completion and operational start-up of new frozen yeast roll facility in Horse Cave, Kentucky. This facility adjoins the dressing facility noted below and allows us to take advantage of various synergies;

•	June 2007 – Sale of our automotive accessory operations based in Coshocton, Ohio and LaGrange, Georgia;

•	June 2007 – Acquisition of Marshall Biscuit Company, Inc. (“Marshall Biscuit”);

•	March 2007 – Sale of automotive accessory operations in Wapakoneta, Ohio;

•	March 2007 – Initiated closure of our industrial glass operations located in Lancaster, Ohio; and

•	Fall 2006 – Operational start-up of new dressing facility in Horse Cave, Kentucky.
     Although we have made substantial progress in implementing our new strategy, we continue to own the candle operations referred to above. Due to existing market conditions, further progress on our strategic evaluation of these operations may not be imminent. However, we will continue to review our options and may revisit our efforts as market conditions improve. Our only other remaining nonfood operation is primarily engaged in distributing glassware, candles and other products to commercial markets. This operation is not material to our consolidated operations, and we continue to review various strategic alternatives with respect to this operation.
     Our current strategy focuses our efforts on the most profitable part of our business and minimizes the amount of financial and management resources devoted to sectors that have trended toward lower growth potential and operating margins. In 2008, our results were adversely affected by high commodity and petroleum costs, but we took several steps, including initiating price increases, intended to mitigate these higher costs. These steps proved successful in 2009 as our fiscal year net sales rose by 7% and operating income rose to 12% of net sales versus 8% of net sales in the prior year. Without distraction from significant issues previously posed by our divested automotive and glassware businesses, we believe we are now better positioned to maximize the future potential of our Specialty Foods segment.
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
     We expect that part of our long-term growth in the Specialty Foods segment will result from acquisitions. We continue to review potential acquisitions that we believe will provide good complements to our existing product lines, enhance our gross margins or offer good expansion opportunities in a manner that fits our overall goals. Consistent with this strategy, in June 2007, we acquired the principal assets of Marshall Biscuit, a privately-owned producer and marketer of frozen yeast rolls and biscuits based in Saraland,

Alabama. The purchase price was approximately $23.1 million, and the transaction is discussed in further detail in Note 2 in the notes to the consolidated financial statements.
     As noted above, we recently made substantial capital investments to support our existing food operations and future growth opportunities. In 2007, we began production activities at a newly constructed dressing facility located in Kentucky. Our investment in constructing this facility exceeded $45 million. During 2007, we also commenced and largely completed construction of an adjacent facility for the manufacture of frozen yeast rolls. This facility required a slightly smaller total investment and began operation in early 2008. Both projects will help accommodate potential future sales growth and also provide greater manufacturing efficiencies. Based on our current plans and expectations, we believe that total capital expenditures for 2010 will be approximately $15 million.
Summary of 2009 Results
     The following is an overview of our consolidated operating results for the year ended June 30, 2009. The prior-year results reflect the classification of the sold automotive operations as discontinued operations. There were no discontinued operations in 2009.
     Consolidated net sales reached approximately $1,051 million during 2009, increasing 7% as compared to prior-year sales of $981 million, driven by growth coming from our Specialty Foods segment as partially offset by a decline in Glassware and Candles segment sales. The Specialty Foods segment’s growth benefited both from pricing actions, as well as higher volumes in both the retail and foodservice markets. The decrease in sales of the Glassware and Candles segment is primarily attributable to the November 2007 sale of our consumer and floral glass operations, as well as the prior-year disposition of inventory related to closing our industrial glassware facility. Net sales attributable to these divested and closed operations totaled approximately $22 million in 2008.
     Gross margin increased 37% to approximately $215.5 million from the prior-year comparable total of $157.3 million. Pricing actions taken during the year and a more favorable trend in raw-material costs during the last six months of the year contributed to the higher gross margin.
     Overall results were also affected by the funds received under CDSOA. In 2009, we received approximately $8.7 million under CDSOA, as compared to approximately $2.5 million in 2008 and approximately $0.7 million in 2007. For a more-detailed discussion of CDSOA, see the subcaption “Other Income – Continued Dumping and Subsidy Offset Act” of this MD&A.
     Income from continuing operations for the current year was approximately $89.1 million, or $3.18 per diluted share, compared to $48.4 million, or $1.64 per diluted share, in the prior year. Net income totaled approximately $89.1 million in 2009, or $3.18 per diluted share, compared to net income of $37.6 million, or $1.28 per diluted share, in 2008, which was net of an after-tax loss from discontinued operations of approximately $10.8 million, or $.37 per diluted share. The prior-year loss on sale from discontinued operations was approximately $13.5 million, or $.46 per diluted share. Net income in 2007 totaled approximately $45.7 million, or $1.45 per diluted share, and was inclusive of an after-tax loss from discontinued operations of approximately $18.6 million, or $.59 per diluted share. The 2007 loss on the sale of discontinued operations was approximately $15.1 million, or $.48 per diluted share.
Looking Forward
     Even though the current general economic conditions pose various challenges to our markets, we hope to attain growth in consolidated sales during 2010, primarily by introducing new products, pursuing growth with existing customers and expanding our market presence. However, any revenue growth from additional sales may be at least partially offset by downward pricing adjustments in certain of our foodservice supply arrangements that occur as a result of lower key ingredient costs. We will also continue to review acquisition opportunities within the Specialty Foods segment that are consistent with our growth strategy, represent good value or otherwise provide significant strategic benefits.
     Within our Specialty Foods segment, we anticipate that the comparatively lower ingredient costs we have seen in the last half of 2009 may generally persist and yield favorable comparisons during at least the first half of 2010. We also anticipate, however, that our year-over-year comparative benefit from past pricing actions is basically complete as we have lapped prior retail price increases. In addition, it is possible that a recovery in general economic conditions and other changes in the economy and regulatory environment could cause a sharp increase in the costs of food commodities and other raw materials. To help offset or stabilize the impact of rising commodity costs, we have pursued other operational strategies that we believe will aid our future results. For instance, as part of our cost reduction efforts, we consolidated our Atlanta production operations into our other existing facilities in early 2009. We are continuing to limit some of our exposure to volatile swings in food commodity costs through a structured purchasing program for certain future requirements.
     With respect to our Glassware and Candles segment, we implemented higher pricing among selected products during 2009. We anticipate that 2010 may benefit from these pricing actions, higher production levels and the likelihood of somewhat lower wax costs attainable in at least the first half of 2010.
     For a more-detailed discussion of the effect of commodity costs, see the “Impact of Inflation” section of this MD&A below.
     In order to ensure that our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and share repurchases, we will need to maintain sufficient flexibility in our future capital structure. We will continue to reassess our allocation of capital periodically, as well as the timing, nature and extent of our share repurchase activities, to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders.
REVIEW OF CONSOLIDATED OPERATIONS
Segment Sales Mix
     The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2009	2008	2007
Segment Sales Mix:
Specialty Foods	87%	82%	77%
Glassware and Candles	13%	18%	23%
Net Sales and Gross Margin

		Year Ended
		June 30		Change
(Dollars in thousands)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Net Sales
Specialty Foods	$909,897	$808,507	$728,657	$101,390	13%	$79,850	11%
Glassware and Candles	141,594	172,408	217,153	(30,814)	(18)%	(44,745)	(21)%

Total	$1,051,491	$980,915	$945,810	$70,576	7%	$35,105	4%

Gross Margin	$215,492	$157,341	$181,740	$58,151	37%	$(24,399)	(13)%

Gross Margin as a Percentage of Sales	20.5%	16.0%	19.2%
     Consolidated net sales for the year ended June 30, 2009 increased 7% to approximately $1,051 million from the prior-year total of approximately $981 million. The sales growth was driven by increased sales in the Specialty Foods segment as partially offset by a decline in sales of the Glassware and Candles segment. The Specialty Foods segment’s growth benefited from pricing actions, as well as higher volumes in both the retail and foodservice markets. All such growth was internally generated. The decrease in net sales of the Glassware and Candles segment is primarily attributable to the November 2007 sale of our consumer and floral glass operations and the prior-year disposition of inventory related to closing our industrial glassware facility. Net sales attributable to these divested and closed operations totaled approximately $22 million in 2008. Consolidated net sales for the year ended June 30, 2008 increased 4% over the 2007 total of approximately $946 million. This increase was due to the same factors largely contributing to the 2009 increase over 2008 including higher Specialty Foods segment sales on increased pricing and volumes, offset somewhat by the decline in sales in the Glassware and Candles segment due to divested and closed businesses. Net sales attributable to the divested and closed businesses totaled approximately $62 million in 2007.
     Our gross margin as a percentage of net sales was approximately 20.5% in 2009 compared with 16.0% in 2008 and 19.2% in 2007. In the Specialty Foods segment, gross margin percentages improved in 2009, benefiting from both pricing actions and higher sales volumes, which offset the adverse impact of higher ingredient costs incurred during the first half of the fiscal year. We estimate the year-over-year unfavorable impact of commodity costs at approximately $15 million. Gross margin percentages in the Glassware and Candles segment declined from the prior year due to higher wax costs, declines in candle sales and lower capacity utilization within candle manufacturing operations. Relative to 2007, we encountered markedly higher raw material costs in 2008, especially for key food commodities and wax. Increased food pricing generally lagged the timing of cost increases and did not fully recover their impact. Also affecting 2008 results were a charge of approximately $6.4 million recorded in cost of sales for the loss on the sale of our consumer and floral glass operations, a pension settlement charge of approximately $3.0 million recorded in corporate expenses and income of approximately $1.1 million to reflect a favorable adjustment of prior-year self-insured deductibles under our general liability insurance. Other factors influencing 2007 included start-up costs associated with a new food manufacturing facility as well as approximately $1.4 million of inventory write-downs associated with the closure of our industrial glass operation.
Selling, General and Administrative Expenses

		Year Ended
		June 30		Change
(Dollars in thousands)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Selling, General and Administrative Expenses	$84,238	$80,751	$79,704	$3,487	4%	$1,047	1%

SG&A Expense as a Percentage of Sales	8.0%	8.2%	8.4%
     Selling, general and administrative expenses for 2009 totaled approximately $84.2 million and increased 4%, as compared with the 2008 total of $80.8 million, while the 2008 total had increased 1% from the 2007 total of $79.7 million. Included in 2009 and 2007 totals were recoveries of bad debt associated with the 2002 bankruptcy filing of Kmart Corporation totaling approximately $0.7 million and $1.0 million, respectively. We wrote off approximately $14.3 million related to this bankruptcy in 2002. The decrease in selling, general and administrative expenses as a percentage of sales was influenced by the extent to which the higher sales leveraged our existing selling and organizational infrastructure.
Restructuring and Impairment Charge
     Specialty Foods Segment
     In the first quarter of 2009, we began consolidating our Atlanta dressing operation into our other existing food facilities as part of our cost-reduction efforts within the Specialty Foods segment. During 2009, we recorded related restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes). The majority of these charges resulted in cash outlays and consisted of one-time termination benefits. This closure was essentially complete at September 30, 2008. The disposition of the associated real estate occurred in December 2008 and resulted in a gain of approximately $0.5 million, which is recorded in cost of sales. We do not expect any other costs or cash expenditures related to this closure. The operations of this closed location have not been reclassified to discontinued operations under the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

     An analysis of the restructuring activity for 2009 recorded within the Specialty Foods segment follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	June 30,
	2008	Charge	Outlays	2009
Restructuring and Impairment Charges
Employee Separation Costs	$—	$555	$(555)	$—
Other Costs	—	162	(162)	—

Subtotal	$—	717	$(717)	$—

Fixed Asset Impairment		47

Total		$764

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
     During 2009, we recorded additional restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes) for costs incurred during the period. The majority of these charges were for disposal-related activities associated with idle real property. These charges were recorded within corporate expenses as the remaining assets and liabilities from this closed operation are now considered corporate assets and liabilities.
     The total costs associated with this plant closure were approximately $5.7 million and include all of the above-noted costs. This closure was essentially complete at September 30, 2008. We do not currently expect other significant restructuring costs related to this closure.
     An analysis of the restructuring activity for 2009 recorded within corporate expenses follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	June 30,
	2008	Charge	Outlays	2009
Restructuring and Impairment Charges
Employee Separation Costs	$69	$—	$(69)	$—
Other Costs	1,184	842	(2,026)	—

Total	$1,253	$842	$(2,095)	$—

     During 2009, certain real property previously used by our divested consumer and floral glass operations met the criteria defined in SFAS 144 to be considered “held for sale.” We sold certain of these “held for sale” properties in 2009. The remaining properties, along with other previously-deemed “held for sale” properties, have a total net book value of approximately $2.6 million and have been reclassified to current assets within Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with SFAS 144, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.

Operating Income

		Year Ended
		June 30		Change
(Dollars in thousands)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Operating Income
Specialty Foods	$145,848	$88,975	$101,518	$56,873	64%	$(12,543)	(12)%
Glassware and Candles	(5,671)	(1,887)	5,712	(3,784)	(201)%	(7,599)	(133)%
Corporate Expenses	(10,529)	(11,751)	(7,320)	1,222	(10)%	(4,431)	61%

Total	$129,648	$75,337	$99,910	$54,311	72%	$(24,573)	(25)%

Operating Income as a Percentage of Sales
Specialty Foods	16.0%	11.0%	13.9%
Glassware and Candles	(4.0)%	(1.1)%	2.6%
Consolidated	12.3%	7.7%	10.6%
     Due to the factors discussed above, consolidated operating income for 2009 totaled approximately $129.6 million, a 72% increase from 2008 operating income of $75.3 million. The 2008 total had decreased 25% from 2007 operating income totaling approximately $99.9 million. See further discussion of operating results by segment following the discussion of “Net Income” below.
Interest Expense
     We incurred interest expense of approximately $1.2 million in 2009 related to long-term borrowings. Higher levels of indebtedness resulted in interest expense of approximately $3.1 million in 2008 as compared to less than $0.2 million in 2007. The current-year decrease in interest expense was due to lower interest rates on our debt as well as an overall decrease in average borrowing levels. We had no outstanding borrowings at June 30, 2009.
Other Income — Continued Dumping and Subsidy Offset Act
     The CDSOA provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $8.7 million, $2.5 million and $0.7 million in 2009, 2008 and 2007, respectively. These remittances related to certain candles being imported from the People’s Republic of China.
     Legislation was enacted in February 2006 to repeal the applicability of the CDSOA to duties collected on products imported after September 2007. However, all duties collected on an entry filed before October 1, 2007 will continue to be available for distribution under former section 1675(c) of the CDSOA. Accordingly, we may receive some level of annual distributions for an undetermined period of years in the future as the monies collected that relate to entries filed prior to October 2007 are administratively finalized by U.S. Customs. Without further legislative action, we expect these distributions will eventually cease.
     The uncertainties surrounding the legislative and administrative challenges have been compounded by cases brought in U.S. courts challenging the CDSOA. In two separate cases, the CIT ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The U.S. Court of Appeals for the Federal Circuit reversed one of the CIT decisions in February 2009, but the case remains subject to further appeal. The second CIT case has been stayed pending resolution of this appeal. Other cases remain pending that challenge certain aspects of the CDSOA, any of which could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007.
     The extent to which we may receive any future CDSOA distributions is subject to the legal challenges and uncertainties described above. Accordingly, we cannot predict the amount of future distributions, and it is possible that we may not receive any further distributions. Any reduction in CDSOA distributions could reduce our earnings and cash flow.

Interest Income and Other — Net
     Interest income and other for 2009 totaled an expense of approximately $0.1 million as compared to income of $0.9 million in 2008 and $0.8 million in 2007. The decrease from 2008 to 2009 reflects a lower level of interest income due to lower interest rates.
Income from Continuing Operations Before Income Taxes
     As affected by the factors discussed above, our income from continuing operations before income taxes for 2009 of approximately $137.0 million increased 81% from the 2008 total of $75.7 million. The 2007 total income from continuing operations before income taxes was approximately $101.3 million. Our effective tax rate on income from continuing operations was 35.0%, 36.0% and 36.5% in 2009, 2008 and 2007, respectively. The 2009 rate was influenced by a higher Federal deduction related to domestic production activities and an overall lower state tax rate. Relative to 2007, the 2008 rate was also influenced by a higher Federal deduction related to domestic production activities.
Income from Continuing Operations
     Income from continuing operations totaled approximately $89.1 million, $48.4 million and $64.3 million for 2009, 2008 and 2007, respectively, as influenced by the factors noted above. Income from continuing operations per share totaled approximately $3.18 per basic and diluted share in 2009, as compared to $1.64 per basic and diluted share in 2008 and $2.04 and $2.03 per basic and diluted share, respectively, in 2007. Income per share in each of the last three years has been beneficially affected by share repurchases, which have totaled approximately $172.1 million over the three-year period ended June 30, 2009.
Discontinued Operations
     There were no discontinued operations in 2009. In 2008, we recorded a loss from discontinued operations of approximately $10.8 million, net of tax, including an after-tax loss on sale of approximately $13.5 million. Loss from discontinued operations per share totaled approximately $.37 per basic and diluted share in 2008. In 2007, we recorded a loss from discontinued operations of approximately $18.6 million, net of tax, including an after-tax loss on sale of approximately $15.1 million. Loss from discontinued operations per share totaled approximately $.59 per basic and diluted share in 2007. See further discussion in Note 2 in the notes to the consolidated financial statements.
Net Income
     Net income for 2009 of approximately $89.1 million increased from 2008 net income of $37.6 million. Net income was approximately $45.7 million in 2007. Diluted net income per share totaled approximately $3.18 in 2009, a 148% increase from the prior-year total of $1.28. The latter amount was 12% lower than 2007 diluted earnings per share of $1.45.
SEGMENT REVIEW — SPECIALTY FOODS
     Net sales of the Specialty Foods segment during 2009 surpassed the record level achieved in 2008, and operating income of approximately $145.8 million increased 64% from the 2008 level of $89.0 million. The benefits from both pricing actions and higher sales volumes offset the adverse impact of higher ingredient costs incurred during the first half of the fiscal year. Net sales during 2009 totaled approximately $909.9 million, a 13% increase over the prior-year total of $808.5 million. Sales for 2008 increased 11% over the 2007 total of approximately $728.7 million. The percentage of retail customer sales within the segment was approximately 51% during 2009 and 2008, as compared to 52% in 2007.
     We estimate that more than half of the Specialty Foods segment’s 2009 sales growth was derived from pricing actions, although we also attained higher volumes in both the retail and foodservice markets. Recently introduced New York BRAND products such as Texas Toast Croutons, Pizzeria Dip’N Sticks and Ciabatta Cheese Rolls contributed to the volume growth. In foodservice markets, our sales increase was broad based with growth among various customers and product lines, including dressings and sauces, frozen rolls and frozen pasta. In 2008, net sales of the Specialty Foods segment also benefited from improved pricing and greater sales volumes of both retail and foodservice products. The retail increases occurred among numerous product lines, including frozen yeast rolls, produce dressings and dips, and croutons. Retail sales in 2008 further benefited from the incremental sales totaling approximately $12 million from Marshall Biscuit, which was acquired in June 2007. Also influencing the relative comparability of 2008 was the adverse effect on prior-year sales resulting from consumer food safety concerns regarding fresh produce, which indirectly affected sales of related products such as our retail produce dressings and vegetable dips. The foodservice increases in 2008 occurred generally through broad foodservice growth and improved pricing.
     Operating income of the Specialty Foods segment in 2009 totaled approximately $145.8 million, a 64% increase from the 2008 total of $89.0 million. The 2008 level was 12% lower than the 2007 level of $101.5 million. The 2009 increase primarily reflects higher pricing and greater sales volumes. These improvements offset the adverse impact of higher ingredient costs incurred during the first half of the fiscal year. We estimate the unfavorable year-over-year impact of commodity costs at approximately $15 million. Substantially and broadly higher food commodity costs were a significant factor in our 2008 results. Many key commodities, such as soybean oil and flour, reached record highs. We estimate that the extent of such increased costs exceeded the 2007 levels by more than $65 million, and only about half of these increases could be recovered through higher pricing. Of much lesser impact were higher energy costs, increased segment depreciation and amortization, and start-up costs in the first half of 2008 associated with the opening of a new frozen roll facility.
SEGMENT REVIEW — GLASSWARE AND CANDLES
     Glassware and Candles segment sales totaled approximately $141.6 million during 2009, as compared to $172.4 million in 2008 and $217.2 million in 2007. The declines in net sales of the Glassware and Candles segment for 2009 and 2008 were influenced by the sale of our consumer and floral glass operations in November 2007, as well as the earlier closure of our industrial glassware facility. Net sales attributable to these divested and closed operations totaled approximately $22 million in 2008 and approximately $62 million in 2007. The 2009 decline was also affected by lower candle sales. Unsettled economic and competitive retail market conditions contributed to this decline. Candle sales in 2008 were also adversely affected by softer holiday season sales, as influenced by certain seasonal programs from 2007 that were not repeated in 2008 and generally lackluster retail market conditions.
     The segment recorded an operating loss of approximately $5.7 million and $1.9 million during 2009 and 2008, respectively, decreasing from operating income of approximately $5.7 million in 2007. The 2009 decline reflects the decrease in candle sales, higher wax costs and lower capacity utilization. Comparisons to 2008 were affected by the approximately $6.4 million loss recorded in cost of sales from the November 2007 sale of our consumer and floral glass operations, as well as the loss of subsequent contribution from these operations over the balance of 2008. Margins for 2008 as compared to 2007 were also adversely affected by rising wax input costs and lower candle production levels. However, the 2007 results also reflected a restructuring charge of approximately $3.5 million, including $1.4 million recorded in cost of sales for the write-down of inventories, related to the closure of our industrial glass manufacturing facility located in Lancaster, Ohio.
     We began implementing higher pricing on various candle products during 2009. We anticipate that recent comparative declines in wax costs and improved capacity utilization may begin to benefit the segment’s cost of goods sold in 2010. Future results may also remain sensitive to capacity utilization rates due to the relatively high level of fixed manufacturing costs that exists in this segment.
CORPORATE EXPENSES
     The 2009 corporate expenses totaled approximately $10.5 million as compared to $11.8 million in 2008 and $7.3 million in 2007. The decrease in the 2009 expenses of approximately $1.3 million from 2008 relates to 2008 encompassing a pension settlement charge of approximately $3.0 million associated with one of our divested automotive operations. On a comparative basis, this decrease was somewhat offset by 2009 expenses including restructuring and other costs related to divested and closed operations. The increase in the 2008 corporate expenses of approximately $4.5 million as compared to 2007 primarily relates to the inclusion of the previously-mentioned $3.0 million pension settlement. Also contributing to this increase were holding costs associated with held for sale property remaining from one of our automotive divestures and higher legal and professional fees.
FINANCIAL CONDITION
Liquidity and Capital Resources
     In order to ensure that our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and share repurchases, we will need to maintain sufficient flexibility in our future capital structure. Our balance sheet retained fundamental financial strength during 2009, and we ended the year with approximately $38.5 million in cash and equivalents at June 30, 2009, along with shareholders’ equity in excess of $402 million and no debt.
     On October 5, 2007, we entered into a new unsecured revolving credit facility, which replaced the credit facility existing on September 30, 2007. Under the new facility, we may borrow up to a maximum of $160 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at June 30, 2009. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day.
     The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2009, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins.
     We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of our outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At June 30, 2009, we were not aware of any event that would constitute a default under the facility.
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
     For additional information regarding our credit facility, see Note 5 in the notes to the consolidated financial statements.
Cash Flows from Continuing Operations

		Year Ended
		June 30		Change
(Dollars in thousands)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Provided by Operating Activities	$133,164	$70,932	$82,923	$62,232	88%	$(11,991)	(14)%
(Used in) Provided by Investing Activities	(10,974)	710	(43,000)	(11,684)	N/M	43,710	102%
Used in Financing Activities	(103,123)	(109,372)	(58,871)	6,249	6%	(50,501)	(86)%
     Our cash flows for the years 2007 through 2009 are presented in the Consolidated Statements of Cash Flows. Cash flow generated from operations remains the primary source of financing for our internal growth. Cash provided by operating activities from continuing operations in 2009 totaled approximately $133.2 million, an increase of 88% as compared with the prior-year total of $70.9 million, which decreased from the 2007 total of $82.9 million. The 2009 increase results from a higher level of income from continuing operations and comparatively favorable relative changes in working capital components, especially inventory and prepaid Federal income taxes, as partially offset by the comparative pension plan activity and the prior-year loss on divestitures, as well as the comparatively unfavorable relative change in accounts payable. The decrease in inventories since June 2008 primarily relates to operational changes, especially within our Glassware and Candles segment. The 2008 decrease was influenced by lower income from continuing operations and the extent of comparatively unfavorable relative changes in working capital components, especially receivables and prepaid Federal income taxes.
     Net cash from investing activities totaled a use of approximately $11.0 million in 2009, a source of approximately $0.7 million in 2008 and use of approximately $43.0 million for 2007. The 2009 decrease in cash from investing activities reflects the absence of any divestitures, as partially offset by a lower level of capital expenditures in 2009. Aside from the $19.1 million source from the sale of our glass operations, the 2008 increase in cash from investing activities reflects a substantially lower level of capital expenditures in 2008 as compared to 2007. Capital expenditures totaled approximately $11.3 million in 2009, compared to $16.8 million in 2008 and $53.6 million in 2007. Capital expenditures were higher in 2007 as compared to historical levels due to the construction of a new salad dressing facility and a new frozen yeast roll facility. Capital spending allocations during 2009 by segment approximated 94% for Specialty Foods, 4% for Glassware and Candles and 2% for Corporate. Based on our current plans and expectations, we believe that total capital expenditures for 2010 will be approximately $15 million.
     Financing activities used net cash totaling approximately $103.1 million, $109.4 million and $58.9 million in 2009, 2008 and 2007, respectively. The 2009 decrease is due primarily to a decrease in treasury share repurchases and an increase in proceeds from the exercise of stock options, as partially offset by the net change in borrowing activity and a decrease in the cash overdraft balance. The 2008 increase in cash used for financing activities is due primarily to increased treasury share repurchases as well as relative changes in net borrowing activities. The total payment for cash dividends for the year ended June 30, 2009 was approximately $31.9 million. The dividend payout rate for 2009 was $1.135 per share as compared to $1.11 per share during 2008, and $1.07 per share in 2007. This past fiscal year marked the 46th consecutive year in which our dividend rate was increased. Cash utilized for share repurchases totaled approximately $16.9 million, $89.3 million and $65.9 million in 2009, 2008 and 2007, respectively. Our Board approved a share repurchase authorization of 2,000,000 shares in August 2007. Approximately 509,000 shares from this authorization remained authorized for future purchase at June 30, 2009.
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
     We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of June 30, 2009 and future minimum lease payments for the use of property and equipment under operating lease agreements.

     The following table summarizes our contractual obligations as of June 30, 2009 (in thousands):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations (1)	$11,539	$3,713	$4,912	$2,379	$535
Purchase Obligations (2)	74,048	68,416	5,392	240	—
Minimum Required Pension Contributions	32	32	—	—	—
Other Long-Term Liabilities (as reflected on Consolidated Balance Sheet) (3)	1,088	62	1,026	—	—

Total	$86,707	$72,223	$11,330	$2,619	$535

(1)	Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 12 to the consolidated financial statements for further information.

(2)	Purchase obligations represent purchase orders and longer-term purchase arrangements related to the procurement of supplies, raw materials, and property, plant and equipment. These obligations include a purchase commitment arising out of the sale of our consumer and floral glass operating assets for which we are not obligated, but would be subject to a penalty if the commitment were not met.

(3)	This amount does not include approximately $15.3 million of other noncurrent liabilities recorded on the balance sheet, which consist of the underfunded pension liability, other post employment benefit obligations, tax liabilities recorded under Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” and deferred compensation and interest on deferred compensation. These items are excluded, as it is not certain when these liabilities will become due. See Notes 6, 9, 10 and 11 to the consolidated financial statements for further information.
IMPACT OF INFLATION
     Our manufacturing costs during 2009, 2008 and 2007 were influenced by substantially higher raw-material costs, especially for various key food commodities and candle wax. The year over year increases in raw-material costs for the Specialty Foods segment is estimated at approximately $15 million in 2009 and to have exceeded $65 million in 2008. By the second half of 2009, prices for food commodities turned favorable on a year over year basis for the first time since 2005, but remained above long-term, historic levels. It appears that a long-term trend toward markedly higher costs for certain commodities, such as soybean oil and flour, may be sustainable. Historically, our diversity of operations has helped minimize our exposure to some raw-material costs. As we focus more on our food operations, however, our results of operations have become more sensitive to increased prices in food commodities.
     Over the course of 2009 and 2008, we adjusted various selling prices of food products to offset the effects of increased raw-material costs. However, these adjustments generally lagged the increase in our costs, having a net positive impact on our 2009 operating margins and a net negative impact in 2008. During 2010, any revenue growth from additional sales may be at least partially offset by downward pricing adjustments in certain of our foodservice supply arrangements that occur as a result of lower key ingredient costs. We also attempt to minimize the exposure to increased costs through our ongoing efforts to achieve greater manufacturing and distribution efficiencies through the improvement of work processes.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     This MD&A discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to accounts receivable, inventories, marketing and distribution costs, asset impairments and self-insurance reserves. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have typically not had a significant impact on our consolidated financial statements. While a summary of our significant accounting policies can be found in Note 1 in the notes to the consolidated financial statements, we believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
     We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed or determinable, and collectability is probable. Net sales are recorded net of estimated sales discounts, returns and certain sales incentives, including coupons and rebates.
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
Goodwill and Intangible Assets
     Goodwill is not amortized. It is evaluated annually, at April 30, through asset impairment testing as appropriate. Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. We periodically evaluate the future economic benefit of the recorded goodwill and intangible assets when events or circumstances indicate potential recoverability concerns. Carrying amounts are adjusted appropriately when determined to have been impaired.
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
Accounting for Pension Plans and Other Postretirement Benefit Plans
     To determine our ultimate obligation under our defined benefit pension plans and our other postretirement benefit plans, we must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. To record the related net assets and obligation of such benefit plans, we use assumptions related to inflation, investment returns, mortality, employee turnover, medical costs and discount rates. To determine the discount rate, we, along with our third-party actuaries, considered several factors, including the June 30, 2009 rates of various bond indices, such as the Moody’s Aa long-term bond index, yield curve analysis results from our actuaries based on expected cash flows of our plans, and the past history of discount rates used for the plan valuation. We, along with our third-party actuaries, review all of these assumptions on an ongoing basis to ensure that the most reasonable information available is being considered. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements. Upon adoption in 2007 of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” we recognized the overfunded or underfunded status of our defined benefit plans as an asset or liability in our Consolidated Balance Sheet. We recognize changes in that funded status, caused by subsequent plan revaluations, through comprehensive income. As most of our defined benefit plans and post-employment obligations relate to nonfood operations that have been divested or closed, we may also experience future plan settlements or curtailments having unanticipated effects on operating results.
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
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP expands the disclosure set forth in SFAS No. 132(R) by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This FSP is effective for fiscal years ending after December 15, 2009, with earlier adoption permitted. We are currently reviewing the additional disclosure requirements regarding our benefit plans assets.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 is a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB for the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. While there will be no impact of SFAS 168 on our financial statements, references to authoritative guidance within the financial statements will be updated, as deemed necessary, beginning with the first quarter 2010
Form 10-Q.
RECENTLY ADOPTED ACCOUNTING STANDARDS
     Effective July 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and SFAS 157. The adoption of SFAS 159 and SFAS 157 did not have a material impact on our financial position or results of operations. Effective June 30, 2009, we adopted the provisions of SFAS No. 165 “Subsequent Events.” See further discussion in Note 1 in the notes to the consolidated financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We have exposure to market risks primarily from changes in interest rates and ingredient prices. We have not had any material exposure to market risk associated with derivative financial instruments or derivative commodity instruments.
INTEREST RATE RISK
     We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Rates under our credit facility are set at the time of each borrowing and are based on predetermined formulas connected to certain benchmark rates. Increases in these rates could have an adverse impact on our earnings and cash flows. At current borrowing levels, we do not believe that a hypothetical adverse change of 10% in interest rates would have a material effect on our financial position. At the end of 2009, we had no borrowings outstanding under our credit facility. The nature and amount of our borrowings may vary as a result of business requirements, market conditions and other factors.
COMMODITY PRICE RISK
     We purchase a variety of commodities and other materials, such as soybean oil, flour, wax and packaging materials, which we use to manufacture our products. The market prices for these commodities are subject to fluctuation based upon a number of economic factors and may become volatile at times. While we do not use any derivative commodity instruments to hedge against commodity price risk, we do actively manage a portion of the risk through a structured purchasing program for certain future requirements. This program gives us more predictable input costs, which may help stabilize our margins during periods of volatility in commodity markets.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Lancaster Colony Corporation:
     We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lancaster Colony Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions with the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective
July 1, 2007.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Financial Accounting Standards Board No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan, in 2007.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP Deloitte & Touche LLP
Columbus, Ohio
August 26, 2009

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30
(Amounts in thousands, except share data)	2009	2008
ASSETS
Current Assets:
Cash and equivalents	$38,484	$19,417
Receivables (less allowance for doubtful accounts, 2009—$942; 2008—$1,069)	61,152	59,409
Inventories:
Raw materials	33,067	34,787
Finished goods and work in process	69,456	85,516

Total inventories	102,523	120,303
Deferred income taxes and other current assets	20,653	34,545

Total current assets	222,812	233,674
Property, Plant and Equipment:
Land, buildings and improvements	130,683	138,771
Machinery and equipment	239,380	240,490

Total cost	370,063	379,261
Less accumulated depreciation	199,163	199,688

Property, plant and equipment—net	170,900	179,573

Other Assets:
Goodwill	89,840	89,840
Other intangible assets—net	10,678	11,841
Other noncurrent assets	4,251	5,250

Total	$498,481	$520,178

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$41,180	$45,964
Accrued liabilities	33,399	42,785

Total current liabilities	74,579	88,749
Long-Term Debt	—	55,000
Other Noncurrent Liabilities	16,719	14,547
Deferred Income Taxes	4,627	2,664
Shareholders’ Equity:
Preferred stock—authorized 3,050,000 shares; outstanding—none
Common stock—authorized 75,000,000 shares; outstanding, 2009—28,101,885 shares; 2008—28,452,237 shares	88,962	82,652
Retained earnings	998,476	941,244
Accumulated other comprehensive loss	(9,085)	(5,775)
Common stock in treasury, at cost	(675,797)	(658,903)

Total shareholders’ equity	402,556	359,218

Total	$498,481	$520,178

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30
(Amounts in thousands, except per share data)	2009	2008	2007
Net Sales	$1,051,491	$980,915	$945,810
Cost of Sales	835,999	823,574	764,070

Gross Margin	215,492	157,341	181,740
Selling, General and Administrative Expenses	84,238	80,751	79,704
Restructuring and Impairment Charges	1,606	1,253	2,126

Operating Income	129,648	75,337	99,910
Other (Expense) Income:
Interest expense	(1,217)	(3,076)	(150)
Other income—Continued Dumping and Subsidy Offset Act	8,696	2,533	699
Interest income and other—net	(121)	874	801

Income from Continuing Operations Before Income Taxes	137,006	75,668	101,260
Taxes Based on Income	47,920	27,229	36,981

Income from Continuing Operations	89,086	48,439	64,279
Discontinued Operations, Net of Tax:
Income (Loss) from Discontinued Operations	—	2,633	(3,475)
Loss on Sale of Discontinued Operations	—	(13,452)	(15,120)

Total Discontinued Operations	—	(10,819)	(18,595)

Net Income	$89,086	$37,620	$45,684

Income Per Common Share from Continuing Operations:
Basic	$3.18	$1.64	$2.04
Diluted	$3.18	$1.64	$2.03
Loss Per Common Share from Discontinued Operations:
Basic and Diluted	$—	$(.37)	$(.59)
Net Income Per Common Share:
Basic and Diluted	$3.18	$1.28	$1.45
Weighted Average Common Shares Outstanding:
Basic	28,033	29,494	31,576
Diluted	28,051	29,499	31,603
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30
(Amounts in thousands)	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$89,086	$37,620	$45,684
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	10,819	18,595
Depreciation and amortization	21,870	24,138	24,081
Deferred income taxes and other noncash changes	3,767	4,593	(4,226)
Restructuring and impairment charges	(1,221)	774	3,302
Gain on sale of property	(861)	(603)	(51)
Loss (gain) on divestitures	—	6,414	(8)
Pension plan activity	(2,316)	2,035	(485)
Changes in operating assets and liabilities:
Receivables	(2,287)	(5,851)	1,252
Inventories	17,780	(7,487)	(5,704)
Other current assets	13,868	(8,277)	(3,608)
Accounts payable and accrued liabilities	(6,522)	6,757	4,091

Net cash provided by operating activities from continuing operations	133,164	70,932	82,923

Cash Flows From Investing Activities:
Cash paid for acquisitions	—	(250)	(23,000)
Payments on property additions	(11,336)	(16,832)	(53,589)
Proceeds from sale of property	2,000	935	179
Net proceeds from divestitures	—	19,108	8
Purchases of short-term investments	—	—	(5,000)
Proceeds from short-term investment sales, calls and maturities	—	—	40,765
Other—net	(1,638)	(2,251)	(2,363)

Net cash (used in) provided by investing activities from continuing operations	(10,974)	710	(43,000)

Cash Flows From Financing Activities:
Net repayment of $100 million credit facility	—	(42,500)	—
Proceeds from debt	25,000	146,104	42,500
Payments on debt	(80,000)	(91,104)	—
Purchase of treasury stock	(16,894)	(89,338)	(65,858)
Payment of dividends	(31,854)	(32,578)	(33,696)
Proceeds from the exercise of stock options	5,407	648	3,515
Decrease in cash overdraft balance	(4,782)	(604)	(5,332)

Net cash used in financing activities from continuing operations	(103,123)	(109,372)	(58,871)

Cash Flows From Discontinued Operations:
Net cash provided by operating activities from discontinued operations	—	22,385	11,233
Net cash provided by investing activities from discontinued operations	—	26,444	9,993

Net cash provided by discontinued operations	—	48,829	21,226

Effect of exchange rate changes on cash	—	2	(12)

Net change in cash and equivalents	19,067	11,101	2,266
Cash and equivalents at beginning of year	19,417	8,316	6,050

Cash and equivalents at end of year	$38,484	$19,417	$8,316

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock			Other		Total
(Amounts in thousands,	Outstanding		Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Shares	Amount	Earnings	Loss	Stock	Equity
Balance, June 30, 2006	32,246	$78,017	$925,388	$(5,277)	$(503,707)	$494,421

Net income			45,684			45,684
Translation adjustment				(12)		(12)
Minimum pension liability, net of $1,427 tax effect				2,578		2,578

Comprehensive Income						48,250

Cash dividends — common stock ($1.07 per share)			(33,696)			(33,696)
Purchase of treasury stock	(1,589)				(65,858)	(65,858)
Stock-based plans	91	3,515				3,515
Stock-based compensation expense		133				133
Adoption of SFAS 158, net of $1,502 tax effect				(2,456)		(2,456)

Balance, June 30, 2007	30,748	81,665	937,376	(5,167)	(569,565)	444,309

Net income			37,620			37,620
Translation adjustment				(131)		(131)
Net pension and postretirement benefit losses, net of $339 tax effect				(477)		(477)

Comprehensive Income						37,012

Cash dividends — common stock ($1.11 per share)			(32,578)			(32,578)
Purchase of treasury stock	(2,340)				(89,338)	(89,338)
Stock-based plans	44	648				648
Stock-based compensation expense		339				339
Cumulative effect of FIN 48 adoption			(1,174)			(1,174)

Balance, June 30, 2008	28,452	82,652	941,244	(5,775)	(658,903)	359,218

Net income			89,086			89,086
Net pension and postretirement benefit losses, net of $1,897 tax effect				(3,310)		(3,310)

Comprehensive Income						85,776

Cash dividends — common stock ($1.135 per share)			(31,854)			(31,854)
Purchase of treasury stock	(496)				(16,894)	(16,894)
Stock-based plans	146	5,347				5,347
Stock-based compensation expense		963				963

Balance, June 30, 2009	28,102	$88,962	$998,476	$(9,085)	$(675,797)	$402,556

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Tabular amounts in thousands, except share and per share data)
Note 1 — Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant,” or the “Company.” Intercompany transactions and accounts have been eliminated in consolidation. The prior-year’s results reflect the classification of the sold automotive operations as discontinued operations. See further discussion in Note 2. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2009 refers to fiscal 2009, which is the period from July 1, 2008 to June 30, 2009.
Subsequent Events
     We evaluated events occurring between the end of our most recent fiscal year and August 26, 2009, the date the financial statements were issued.
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
Cash and Equivalents
     We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amounts of our cash and equivalents approximate fair value due to their short maturities. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in other accrued liabilities and totaled approximately $4.8 million as of June 30, 2008.
Receivables and the Allowance for Doubtful Accounts
     The carrying amounts of our accounts receivable approximate fair value. We provide an allowance for doubtful accounts based on the aging of accounts receivable balances, historical write-off experience and on-going reviews of our trade receivables. Measurement of potential losses requires credit review of existing customer relationships, consideration of historical effects of relevant observable data, including present economic conditions such as delinquency rates, and the economic health of customers.
Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. By policy, we limit the amount of credit exposure to any one institution or issuer. Our concentration of credit risk with respect to trade accounts receivable is mitigated by our credit evaluation process and by having a large and diverse customer base. However, see Note 15 with respect to our accounts receivable with Wal-Mart Stores, Inc.
Inventories
     Inventories are valued at the lower of cost or market and are costed by various methods that approximate actual cost on a first-in, first-out basis. It is not practicable to segregate work in process from finished goods inventories. We estimate, however, that work in process inventories amount to approximately 5% and 3% of the combined total of finished goods and work in process inventories at June 30, 2009 and 2008, respectively.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at June 30, 2009, 2008 and 2007 were approximately $0.1 million, $0.6 million and $2.2 million, respectively, and these purchases have been excluded from the Consolidated Statement of Cash Flows. We use the straight-line method of computing depreciation for financial reporting purposes based on the estimated useful lives of the corresponding assets. Estimated useful lives for buildings and improvements range from two to 45 years while machinery and equipment range from two to 20 years. For the years ending June 30, 2009, 2008 and 2007, depreciation expense was approximately $18.1 million, $20.0 million and $21.6 million, respectively. For tax purposes, we generally compute depreciation using accelerated methods. See Note 14 for discussion of recent asset impairments.
Long-Lived Assets
     We monitor the recoverability of the carrying value of our long-lived assets by periodically considering whether or not indicators of impairment are present. If such indicators are present, we determine if the assets are recoverable by comparing the sum of the undiscounted future cash flows to the assets’ carrying amount. Our cash flows are based on historical results adjusted to reflect our best estimate of future market and operating conditions. If the carrying amounts are greater, then the assets are not recoverable. In that instance, we compare the carrying amounts to the fair value to determine the amount of the impairment to be recorded. See Note 14 for discussion of recent asset impairments.
Goodwill and Intangible Assets
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), as of July 1, 2002, goodwill is no longer being amortized. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized on a straight-line basis over their useful lives to general and administrative expense. Also in accordance with SFAS 142, as of April 30, 2009 and 2008, as appropriate, we completed asset impairment testing, and such testing indicated that there was no impairment. We periodically evaluate the future economic benefit of the recorded goodwill and intangible assets when events or circumstances indicate potential recoverability concerns. Carrying amounts are adjusted appropriately when determined to have been impaired. See further discussion and disclosure in Note 3.
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
Revenue Recognition
     We recognize revenue upon transfer of title and risk of loss provided evidence of an arrangement exists, pricing is fixed or determinable, and collectability is probable. Net sales are recorded net of estimated sales discounts, returns and certain sales incentives, including coupons and rebates.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Advertising Expense
     We expense advertising as it is incurred. Advertising expense was approximately 1% of sales in each of the three years ended June 30, 2009.
Shipping and Handling
     Shipping and handling fees billed to customers are recorded as sales, while the related shipping and handling costs are included in cost of sales.
Stock-Based Employee Compensation Plans
     We account for our stock-based employee compensation plans in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. See further discussion and disclosure in Note 8.
Other Income
     During the second quarter of 2009, we received approximately $8.7 million from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) compared to approximately $2.5 million received in the second quarter of 2008 and approximately $0.7 million received in the second quarter of 2007. We recognize CDSOA-related income upon receiving notice from the U.S. Department of Homeland Security regarding its intent to remit a specific amount to us. These amounts are recorded as other income in the accompanying financial statements. See further discussion at Note 13.
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
Comprehensive Income and Accumulated Other Comprehensive Loss
     Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets — net income and other comprehensive income (loss). Included in other comprehensive income (loss) are foreign currency translation adjustments for which there are no related income tax effects and pension and postretirement benefits adjustments accounted for under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which are recorded net of a related tax provision of approximately $1.9 million and $0.3 million in 2009 and 2008, respectively. The year ended June 30, 2007 included a minimum pension liability adjustment, which is recorded net of a related tax provision of approximately $1.4 million.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     These adjustments, as well as the impact of the 2007 adoption of SFAS 158, shown net of tax benefit of $1.5 million, are accumulated within the Consolidated Balance Sheet in Accumulated Other Comprehensive Loss, which is comprised of the following as of June 30, 2009, 2008 and 2007:

	2009	2008	2007
Cumulative translation adjustments	$—	$—	$131
Pension and postretirement benefit adjustments	(9,085)	(5,775)	(5,298)

	$(9,085)	$(5,775)	$(5,167)

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
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP expands the disclosure set forth in SFAS No. 132(R) by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS No. 157, “Fair Value Measurements.” This FSP is effective for fiscal years ending after December 15, 2009, with earlier adoption permitted. We are currently reviewing the additional disclosure requirements regarding our benefit plans assets.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 is a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB for the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. While there will be no impact of SFAS 168 on our financial statements, references to authoritative guidance within the financial statements will be updated, as deemed necessary, beginning with the first quarter 2010 Form 10-Q.
Note 2 —Acquisitions, Discontinued Operations and Divestitures
Acquisitions
     In June 2007, we acquired the principal assets of Marshall Biscuit Company, Inc. (“Marshall Biscuit”), a privately owned producer and marketer of frozen yeast rolls and biscuits based in Saraland, Alabama. Marshall Biscuit’s strength in the private-label channel complemented our Sister Schubert’s branded rolls. Marshall Biscuit is reported in our Specialty Foods segment, and its results of operations have been included in our Consolidated Statement of Income since June 1, 2007. The results of operations of this acquisition were not material in the year of acquisition.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     Under the terms of the purchase agreement, we acquired certain personal and real property including fixed assets, inventory and accounts receivable, and assumed certain liabilities. The purchase price was approximately $23.1 million, including a subsequent net asset adjustment of approximately $0.1 million, which was subsequently received, and an earn out payment made in 2008 of approximately $0.2 million as determined under the terms of the purchase agreement. There was no earn out payment in 2009, as the conditions, as defined in the purchase agreement, were not met. There is a potential for a future earn out payment of approximately $0.9 million in 2010. These payments are based on future sales levels of certain Marshall Biscuit products and would be accounted for as additional purchase price and thus goodwill.
Discontinued Operations
     In June 2008, as part of a strategic alternative review of nonfood operations, we sold effectively all of the operating assets of our Des Moines, Iowa automotive accessory operations. The cash transaction resulted in a pretax loss of approximately $20.4 million for the year ended June 30, 2008. This operation was previously included in our Automotive segment and had net sales of approximately $142.1 million and $145.3 million in 2008 and 2007, respectively, and a pretax loss of approximately $16.3 million (including the pretax loss on sale) and pretax income of approximately $0.5 million for the years ended June 30, 2008 and 2007, respectively.
     In June 2007, as part of a strategic alternative review of nonfood operations, we sold substantially all of the operating assets of our automotive accessory operations located in Coshocton, Ohio and LaGrange, Georgia. The cash transaction resulted in a pretax loss of approximately $24.3 million for the year ended June 30, 2007 and an additional pretax loss of approximately $0.2 million for the year ended June 30, 2008. Similarly, in March 2007, we sold substantially all of the operating assets of our automotive accessory operations located in Wapakoneta, Ohio. The cash transaction resulted in a pretax gain of approximately $1.2 million for the year ended June 30, 2007. The operations included in both of these transactions were previously included in our Automotive segment and had net sales of approximately $98.9 million in 2007 and a pretax loss of approximately $29.2 million (including the pretax loss on sale of approximately $23.1 million) for the year ended June 30, 2007.
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
Divestitures
     In November 2007, as part of a strategic alternative review of nonfood operations, we sold substantially all the consumer and floral glass operating assets of our Indiana Glass Company and E. O. Brody Company subsidiaries for gross proceeds of approximately $21.5 million. This cash transaction resulted in a pretax loss of approximately $6.4 million in 2008, which is recorded in cost of sales. These operations were included in our Glassware and Candles segment and had net sales of approximately $18 million and $53 million during the fiscal years ended June 30, 2008 and 2007, respectively. As part of the sale, we entered into a non-exclusive, three-year supply agreement with the buyer for certain glassware products that our candle operations continue to use. In accordance with SFAS 144 and related accounting guidance, the financial results of these operations do not meet the criteria for classification as discontinued operations and, therefore, have been included in continuing operations for all periods presented.
Note 3 — Goodwill and Other Intangible Assets
     Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at June 30, 2009 and 2008.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following table summarizes our identifiable other intangible assets by segment as of June 30, 2009 and 2008:

	2009	2008
Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(167)	(158)

Net Carrying Value	$203	$212

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(3,118)	(2,182)

Net Carrying Value	$9,902	$10,838

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(967)	(749)

Net Carrying Value	$573	$791

Total Net Carrying Value	$10,678	$11,841

     Amortization expense relating to these assets was approximately $1.2 million, $1.2 million and $0.6 million for 2009, 2008 and 2007, respectively. Total annual amortization expense is estimated to be approximately $1.2 million for each of the next two years, $1.1 million for the third year and $0.9 million for the fourth and fifth years.
Note 4 —Accrued Liabilities
     Accrued liabilities at June 30, 2009 and 2008 are composed of:

	2009	2008
Accrued compensation and employee benefits	$22,863	$23,505
Accrued marketing and distribution	5,768	7,911
Income and other taxes	1,307	2,276
Book cash overdrafts	—	4,782
Other	3,461	4,311

Total accrued liabilities	$33,399	$42,785

Note 5 — Long-Term Debt
     At June 30, 2009 and 2008, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. At June 30, 2009, we had no borrowings outstanding under this facility. At June 30, 2008, we had $55.0 million outstanding under the facility with a weighted average interest rate of 2.93%. Loans may be used for general corporate purposes.
     Based on the long-term nature of this facility and in accordance with generally accepted accounting principles, we have classified any outstanding balance as long-term debt. We paid approximately $1.2 million of interest in 2009, as compared to approximately $3.1 million in 2008. Based on the borrowing rates currently available to us under the facility, the fair market value of our long-term debt is not materially different from the carrying value.
     The facility contains two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT (as defined more specifically in the credit agreement) by Consolidated Interest Expense (as defined more specifically in the credit agreement), and the leverage ratio is

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
calculated by dividing Consolidated Debt (as defined more specifically in the credit agreement) by Consolidated EBITDA (as defined more specifically in the credit agreement). We met the requirements of these financial covenants at June 30, 2009 and 2008.
Note 6 — Income Taxes
     We and our domestic subsidiaries file a consolidated Federal income tax return. Taxes based on income for the years ended June 30, 2009, 2008 and 2007, have been provided as follows:

	2009	2008	2007
Currently payable:
Federal	$40,019	$23,221	$39,300
State and local	3,858	3,130	4,607

Total current provision	43,877	26,351	43,907
Deferred Federal, state and local provision (benefit)	4,043	878	(6,926)

Total taxes based on income	$47,920	$27,229	$36,981

     Certain tax benefits recorded directly to common stock totaled approximately $0.2 million in 2009, less than $0.1 million in 2008 and approximately $0.2 million in 2007. For the years ended June 30, 2009, 2008 and 2007, our effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes	2.1%	3.2%	2.5%
ESOP dividend deduction	(0.2)%	(0.4)%	(0.4)%
Domestic manufacturing deduction	(1.8)%	(1.3)%	(0.8)%
Other	(0.1)%	(0.5)%	0.2%

Effective rate	35.0%	36.0%	36.5%

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2009 and 2008 are comprised of:

	2009	2008
Deferred tax assets:
Inventories	$2,929	$2,674
Employee medical and other benefits	9,214	8,425
Receivable and other allowances	5,100	4,989
Other accrued liabilities	3,817	4,233

Total deferred tax assets	21,060	20,321

Total deferred tax liabilities—property and other	(10,448)	(7,563)

Net deferred tax asset	$10,612	$12,758

     Net current deferred tax assets totaled approximately $15.2 million and $15.5 million at June 30, 2009 and 2008, respectively, and were included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. Prepaid Federal income taxes of approximately $0.5 million and $13.2 million at June 30, 2009 and 2008, respectively, were also included in Deferred Income Taxes and Other Current Assets. Cash payments for income taxes were approximately $30.4 million, $23.7 million and $38.6 million for 2009, 2008 and 2007, respectively.
     Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,”
(“FIN 48”) and any subsequent interpretations thereto. Upon adoption, we recognized a decrease to retained earnings of approximately $1.2 million to increase our tax contingency reserves for uncertain tax positions. The gross tax contingency reserve at the time of adoption was

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
approximately $2.4 million and consisted of tax liabilities of approximately $1.5 million and penalties and interest of approximately $0.9 million. The entire balance of the unrecognized tax benefits recorded as the FIN 48 tax liability noted in the following table for June 30, 2009 and 2008 would affect our effective tax rate, if recognized.
     The following table sets forth changes in our total gross FIN 48 tax liabilities:

	2009	2008
Balance, beginning of year	$2,673	$2,356
Tax positions related to current year:
Additions	336	128
Reductions	—	(1)
Tax positions related to prior years:
Additions	243	362
Reductions	(220)	(172)
Decreases due to settlements with taxing authorities	(100)	—

Balance, end of year	$2,932	$2,673

     As of June 30, 2009, we have classified approximately $0.7 million of the FIN 48 tax liabilities as current liabilities as these amounts are expected to be paid within the next 12 months. The remaining liability of approximately $2.2 million is included in long-term liabilities.
     We expect to execute several state tax voluntary disclosure agreements in the first quarter of 2010. The settlement of these liabilities will be for less than the amounts previously estimated and accrued for in accordance with FIN 48. In addition to the $0.7 million reflected in current above, these filings will result in the reversal of approximately $0.9 million of the long-term FIN 48 tax liability and will impact our effective tax rate in 2010.
     We report accrued interest and penalties related to FIN 48 tax liabilities in income tax expense. For 2009, we recognized approximately $0.1 million of net tax-related interest and penalties and had $1.1 million of accrued interest and penalties as of June 30, 2009.
     We file income tax returns in the U.S. and various state and local jurisdictions. With limited exceptions, we are no longer subject to examination of U.S. Federal or state and local income taxes for years prior to 2006.
     The American Jobs Creation Act provided a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. The deduction percentage increases from 3% to 9% over a six-year period and began in 2006. We have recorded amounts for this deduction in all years presented. In accordance with FASB guidance, this deduction is treated as a special deduction, as opposed to a tax rate reduction.
Note 7 — Shareholders’ Equity
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
     Our Board approved a share repurchase authorization of 2,000,000 shares in August 2007. Approximately 509,000 shares remained authorized for future purchase at June 30, 2009.
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
     There were no grants of stock options in 2009, 2008, or 2007.
     We recognized compensation expense over the requisite service period. Total compensation cost related to stock options for each of the years ended June 30, 2009, 2008, and 2007 was less than $0.1 million. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. No initial tax benefits are recorded for the portion of these compensation costs that relate to incentive stock options, which do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
     During the years ended June 30, 2009 and 2008, we received approximately $5.2 million and $0.6 million, respectively, in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $0.6 million and less than $0.1 million for 2009 and 2008, respectively. A related tax benefit of approximately $0.2 million and less than $0.1 million was recorded in 2009 and 2008, respectively. These tax benefits were included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefits include less than $0.1 million of gross windfall tax benefits for the years ended June 30, 2009 and 2008.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following summarizes for each of the three years in the period ended June 30, 2009 the activity relating to stock options granted under the 1995 Plan:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at June 30, 2006	470,982	$39.92
Exercised	(88,290)	37.63
Forfeited	(21,192)	40.82

Outstanding at June 30, 2007	361,500	$40.42	2.18	$531

Exercised	(17,200)	37.23
Forfeited	(33,200)	41.11
Expired	(72,100)	37.23

Outstanding at June 30, 2008	239,000	$41.52	1.67	$0

Exercised	(124,900)	41.52
Forfeited	(17,750)	41.52

Outstanding at June 30, 2009	96,350	$41.52	.67	$246

Exercisable and vested at June 30, 2007	353,713	$40.40	2.17	$528

Vested and expected to vest at June 30, 2007	361,500	$40.42	2.18	$531

Exercisable and vested at June 30, 2008	237,433	$41.52	1.67	$0

Vested and expected to vest at June 30, 2008	239,000	$41.52	1.67	$0

Exercisable and vested at June 30, 2009	96,350	$41.52	.67	$246

Vested and expected to vest at June 30, 2009	96,350	$41.52	.67	$246

     The following summarizes the status of, and changes to, unvested options during the year ended June 30, 2009:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested at beginning of period	1,567	$8.14
Granted	—	—
Vested	(791)	8.14
Forfeited	(776)	8.14

Unvested at end of period	—	$—

     At June 30, 2009, there was no unrecognized compensation cost related to stock options.
Stock-Settled Stock Appreciation Rights
     Under SFAS 123R, we calculate the fair value of stock-settled stock appreciation rights (“SSSARs”) grants using the Black-Scholes option-pricing model.
     In February 2009 and 2008, we granted 77,700 and 153,550 SSSARs, respectively, to various employees under the terms of the 2005 Plan discussed previously. The weighted average per share fair value of the 2009 SSSARs grant was $6.89 and was estimated at the date of grant using the following assumptions: risk-free interest rate of 1.63%; dividend yield of 2.86%; volatility factor of the expected market price of our common stock of 28.13%; and a weighted average expected life of 3.5 years. The weighted average per share fair value of the 2008 SSSARs grant was $6.00 and was estimated at the date of grant using the following assumptions: risk-free interest rate of 2.54%; dividend yield of 2.91%; volatility factor of the expected market price of our common stock of 24.04%; and a weighted average expected life of 3.5 years. For both

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
grants, the volatility factor was estimated based on actual historical volatility of our stock for a time period equal to the term of the SSSARs. The expected average life was calculated using the simplified method as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin 110, as we do not yet have sufficient historical exercise experience for this type of grant. The SSSARs from both grants vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for each of these grants.
     We recognize compensation expense over the requisite service period. Total compensation cost related to SSSARs for the year ended June 30, 2009 was approximately $0.4 million, as compared to approximately $0.1 million for the year ended June 30, 2008. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. We recorded a tax benefit for the year ended June 30, 2009 of approximately $0.1 million, compared to less than $0.1 million for the year ended June 30, 2008.
     The following summarizes for each of the two years in the period ended June 30, 2009 the activity relating to SSSARs granted under the 2005 Plan:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Rights	Price	Life	Value
Outstanding at June 30, 2007	—	$—
Granted	153,550	38.31

Outstanding at June 30, 2008	153,550	$38.31	4.67	$0

Exercised	(8,010)	38.31
Granted	77,700	39.86
Forfeited	(1,000)	38.31

Outstanding at June 30, 2009	222,240	$38.85	4.02	$1,160

Exercisable and vested at June 30, 2008	—	—

Vested and expected to vest at June 30, 2008	147,408	$38.31	4.67	$0

Exercisable and vested at June 30, 2009	43,006	$38.31	3.67	$248

Vested and expected to vest at June 30, 2009	213,990	$38.85	4.02	$1,117

     The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2009:

Outstanding					Exercisable
			Weighted Average
			Remaining
Grant	Exercise	Number	Contractual	Exercise	Number	Weighted Average
Years	Price	Outstanding	Life in Years	Price	Exercisable	Exercise Price
2009	$39.86	77,700	4.66	$39.86	—	—
2008	$38.31	144,540	3.67	$38.31	43,006	$38.31
     The following summarizes the status of, and changes to, unvested SSSARs during the year ended June 30, 2009:

		Weighted
	Number	Average
	of	Grant Date
	Rights	Fair Value
Unvested at beginning of period	153,550	$6.00
Granted	77,700	6.89
Vested	(51,016)	6.00
Forfeited	(1,000)	6.00

Unvested at end of period	179,234	$6.39

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     At June 30, 2009, there was approximately $0.9 million of total unrecognized compensation cost related to SSSARs that we will recognize over a weighted-average period of approximately 2.14 years.
Restricted Stock
     In February 2009 and 2008, we granted a total of 5,800 and 23,600 shares of restricted stock, respectively, to various key employees under the terms of the 2005 Plan. The restricted stock granted in 2009 had a grant date fair value of approximately $0.2 million based on a per share closing stock price of $39.86. The restricted stock granted in 2008 had a grant date fair value of approximately $0.9 million based on a per share closing stock price of $38.31. The restricted stock under each of these grants vests on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for each of these grants. Under the terms of the grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status.
     On November 17, 2008, we granted a total of 14,000 shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan. The restricted stock had a grant date fair value of approximately $0.4 million based on a per share closing stock price of $29.38. This restricted stock vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock over the vesting period are held in escrow and are paid to the directors at the time the stock vests. An additional 3,000 shares of restricted stock that were granted to six of our nonemployee directors on November 19, 2007 vested during the second quarter of 2009, and the directors were paid the related dividends that had been held in escrow.
     The following summarizes the activity related to restricted stock transactions for the year ended June 30, 2009:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	26,600	$38.29
Granted	19,800	32.45
Vested	(3,000)	38.14
Forfeited	(450)	38.31

Unvested restricted stock at end of period	42,950	$35.61

Expected to vest restricted stock at end of period	42,230	$35.55

     We recognize compensation expense over the requisite service period. Compensation expense of approximately $0.6 million was recorded for the year ended June 30, 2009 in Selling, General and Administrative Expenses, as compared to approximately $0.2 million in 2008 and approximately $0.1 million in 2007. A tax benefit of approximately $0.2 million, $0.1 million and less than $0.1 million was recorded for the years ended June 30, 2009, 2008 and 2007, respectively.
     At June 30, 2009, there was approximately $0.8 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted average period of 1.66 years.
Note 9 — Pension Benefits
Defined Benefit Pension Plans
     We and certain of our operating subsidiaries provide multiple defined benefit pension plans. Benefits under the plans are primarily based on negotiated rates and years of service and cover the union workers at certain locations. We contribute to these plans at least the minimum amount required by regulation or contract. At the end of the year, we discount our plan liabilities using an assumed discount rate. In estimating this rate, we, along with our third-party actuaries, review bond indices, consider yield curve analysis results and the past history of discount rates.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2009	2008
Weighted-average assumption as of June 30
Discount rate	6.34%	6.65%
     The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2009	2008	2007
Discount rate	6.65%	6.35%	6.45%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
     Our investment strategy for our plan assets is to control and manage investment risk through diversification across asset classes and investment styles. By our current corporate guidelines, 40-85% of plan assets may be allocated to equity securities, 15-50% to debt securities and up to 10% to cash. We expect that a modest allocation to cash will exist within the plans, because each investment manager is likely to hold limited cash in a portfolio. Our plan assets include an investment in shares of our common stock with a market value of approximately $2.2 million and $1.5 million as of June 30, 2009 and 2008, respectively.
     The asset allocation for our plans at June 30 by asset category, is as follows:

	Percentage of
	Noncash Plan Assets
	at June 30
Asset Category	2009	2008
Equity securities	60%	61%
Fixed income	40%	39%

Total	100%	100%

     The expected return on plan assets is based on our historical experience, our plan investment guidelines, and our expectations for long-term rates of return. Our plan investment guidelines are established based upon an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments.
     Relevant information with respect to our pension benefits as of June 30, can be summarized as follows:

	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$33,599	$41,965
Service cost	117	155
Interest cost	2,170	2,381
Actuarial loss (gain)	986	(731)
Benefits paid	(2,388)	(10,171)

Benefit obligation at end of year	$34,484	$33,599

Change in plan assets
Fair value of plan assets at beginning of year	$29,672	$41,535
Actual return on plan assets	(2,621)	(2,550)
Employer contributions	3,075	858
Benefits paid	(2,388)	(10,171)

Fair value of plan assets at end of year	$27,738	$29,672

Reconciliation of funded status
Net accrued benefit cost	$(6,746)	$(3,927)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)

	2009	2008
Amounts recognized in the consolidated balance sheets consist of
Accrued benefit liability (noncurrent liabilities)	$(6,746)	$(3,927)

Net amount recognized	$(6,746)	$(3,927)

Accumulated benefit obligation	$34,484	$33,599

     Each of our plans had benefit obligations in excess of the fair value of plan assets at the June 30, 2009 and 2008 measurement dates.
     Amounts recognized in accumulated other comprehensive loss at June 30, 2009 and 2008 are as follows:

	2009	2008
Net actuarial loss	$14,780	$9,235
Prior service cost	354	759
Net transition (asset) liability	(3)	1
Income taxes	(5,689)	(3,823)

Total	$9,442	$6,172

     Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

2010
Net actuarial loss	$496
Prior service cost amortization	21

Total	$517

     The following table summarizes the components of net periodic benefit cost at June 30:

	2009	2008	2007
Components of net periodic benefit cost
Service cost	$117	$155	$510
Interest cost	2,170	2,381	2,499
Expected return on plan assets	(2,263)	(2,904)	(2,987)
SFAS 88 curtailment/settlement charges	331	3,011	2,068
Amortization of unrecognized net loss	327	145	276
Amortization of prior service cost	75	102	232
Amortization of unrecognized net obligation existing at transition	2	3	2

Net periodic benefit cost	$759	$2,893	$2,600

     The above-noted net periodic benefit cost includes approximately $2.3 million for 2007 of costs that are presented in discontinued operations because those costs relate to discontinued businesses.
     In 2009, one of our plans became subject to curtailment accounting. This resulted in the immediate recognition of all of the outstanding prior service cost of the plan, which was approximately $0.3 million, as required under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). This charge was included in our corporate expenses within continuing operations because the costs related to the retained liabilities of sold operations.
     In 2008 and 2007, one of our plans experienced lump sum payments that exceeded the plan’s annual service and interest costs, which resulted in an accelerated recognition of plan costs of approximately $3.0 million and $0.5 million, respectively, as required under SFAS 88. The 2008 charge was included in continuing operations in corporate expenses because the costs were related to the retained liabilities of sold

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
and discontinued operations. The 2007 charge was presented in discontinued operations because those costs related to the discontinued operations before the sale.
     During 2007, two of our plans became subject to curtailment accounting because of the sale of a business and the announcement of the upcoming closure of another. This resulted in the immediate recognition of all of the outstanding prior service cost and transition obligations of these plans. Total curtailment charges of approximately $1.6 million were recorded, as required under SFAS 88.
     We have not yet finalized our anticipated funding level for 2010, but, based on initial estimates, we anticipate funding approximately $0.8 million.
     Benefit payments estimated for future years are as follows:

2010	$2,170
2011	$2,131
2012	$2,134
2013	$2,152
2014	$2,165
2015 – 2019	$11,714
Note 10 — Postretirement Benefits
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
     The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2009	2008
Weighted-average assumption as of June 30
Discount rate	6.34%	6.65%
     The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2009	2008	2007
Discount rate	6.65%	6.35%	6.45%
Health care cost trend rate	10.00%	10.00%	11.00%
     Relevant information with respect to our postretirement medical and life insurance benefits as of June 30, can be summarized as follows:

	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$3,102	$3,804
Service cost	17	26
Interest cost	198	231
Actuarial loss (gain)	48	(653)
Effect of curtailment	—	(25)
Benefits paid	(212)	(281)

Benefit obligation at end of year	$3,153	$3,102

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)

	2009	2008
Change in plan assets
Employer contributions	$212	$281
Benefits paid	(212)	(281)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Accrued benefit cost	$(3,153)	$(3,102)

Amounts recognized in the consolidated balance sheets consist of
Current accrued benefit liability	$(225)	$(257)

Noncurrent accrued benefit liability	$(2,928)	$(2,845)

Accumulated benefit obligation	$(3,153)	$(3,102)

     Amounts recognized in accumulated other comprehensive loss at June 30, 2009 and 2008 are as follows:

	2009	2008
Net actuarial gain	$(534)	$(600)
Prior service benefit	(38)	(43)
Income taxes	215	246

Total	$(357)	$(397)

     Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

2010
Prior service cost amortization	$(5)
Unrecognized gain amortization	(14)

Total	$(19)

     The following table summarizes the components of net periodic benefit cost at June 30:

	2009	2008	2007
Components of net periodic benefit cost
Service cost	$17	$26	$133
Interest cost	198	231	423
Amortization of unrecognized net (gain) loss	(17)	—	128
Amortization of prior service asset	(5)	(5)	(8)
SFAS 88 curtailment benefit	—	(27)	(691)

Net periodic benefit cost (benefit)	$193	$225	$(15)

     The above-noted net periodic benefit cost (benefit) includes approximately $(0.3) million for 2007 that is presented in discontinued operations because the benefit costs relate to discontinued automotive operations.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     We expect to contribute approximately $0.2 million to our postretirement benefit plans in 2010.
     Benefit payments estimated for future years are as follows:

2010	$225
2011	$230
2012	$241
2013	$244
2014	$244
2015 – 2019	$1,236
     For other postretirement benefit measurement purposes, annual increases in medical costs for 2009 are assumed to total approximately 10% per year and gradually decline to 5% by approximately the year 2014 and remain level thereafter. Annual increases in medical costs for 2008 were assumed to total approximately 10% per year and gradually decline to 5% by approximately the year 2013 and remain level thereafter.
     Assumed health care cost rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$16	$(14)
Effect on postretirement benefit obligation as of June 30, 2009	$245	$(214)
Note 11 — Defined Contribution and Other Employee Plans
     We sponsored five defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code during 2009. Contributions are determined under various formulas, and we contributed to three of the plans in 2009. Costs related to such plans totaled approximately $0.8 million, $0.9 million and $1.0 million in the years ended June 30, 2009, 2008 and 2007, respectively.
     Certain of our subsidiaries also participate in multiemployer plans that provide pension and postretirement health and welfare benefits to the union workers at such locations. The contributions required by our participation in the multi-employer plans totaled approximately $4.5 million, $4.1 million and $3.7 million in the years ended June 30, 2009, 2008 and 2007, respectively.
     We offer a deferred compensation plan for select employees who may elect to defer a certain percentage of annual compensation. We do not match any contributions. Each participant earns interest based upon the prime rate of interest, adjusted semi-annually, on their respective deferred compensation balance. Participants are paid out upon retirement or termination. Our liability for total deferred compensation and accrued interest was approximately $2.4 million and $2.2 million for the years ended June 30, 2009 and 2008, respectively. Deferred compensation expense totaled approximately $0.1 million for the year ended June 30, 2009 and approximately $0.2 million for each of the years ended June 30, 2008 and 2007.
Note 12 — Commitments
     We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment, which expire at various dates through fiscal year 2016. Certain of these leases contain renewal options, some provide options to purchase during the lease term and some require contingent rentals based on usage. The future minimum rental commitments due under these leases are summarized as follows (in thousands): 2010–$3,713; 2011–$3,012; 2012–$1,900; 2013–$1,300; 2014–$1,079; thereafter–$535.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     Total rent expense, including short-term cancelable leases, during the years ended June 30, 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
Operating leases:
Minimum rentals	$4,388	$4,431	$4,642
Contingent rentals	355	401	435
Short-term cancelable leases	1,458	1,609	1,983

Total	$6,201	$6,441	$7,060

Note 13 — Contingencies
     In addition to the items discussed below, at June 30, 2009, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
     Approximately 24% of our employees are represented under various collective bargaining agreements, which expire at various times through calendar year 2013. Approximately 8% of our labor force is covered by collective bargaining agreements that have already expired and are in the renegotiation process, or that will expire within one year. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material adverse effect on our business and results of operations.
     The CDSOA provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $8.7 million, $2.5 million and $0.7 million in 2009, 2008 and 2007, respectively. These remittances related to certain candles being imported from the People’s Republic of China.
     Legislation was enacted in February 2006 to repeal the applicability of the CDSOA to duties collected on products imported after September 2007. However, all duties collected on an entry filed before October 1, 2007 will continue to be available for distribution under former section 1675(c) of the CDSOA. Accordingly, we may receive some level of annual distributions for an undetermined period of years in the future as the monies collected that relate to entries filed prior to October 2007 are administratively finalized by U.S. Customs. Without further legislative action, we expect these distributions will eventually cease.
     The uncertainties surrounding the legislative and administrative challenges have been compounded by cases brought in U.S. courts challenging the CDSOA. In two separate cases, the U.S. Court of International Trade (“CIT”) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The U.S. Court of Appeals for the Federal Circuit reversed one of the CIT decisions in February 2009, but the case remains subject to further appeal. The second CIT case has been stayed pending resolution of this appeal. Other cases remain pending that challenge certain aspects of the CDSOA, any of which could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007.
     The extent to which we may receive any future CDSOA distributions is subject to the legal challenges and uncertainties described above. Accordingly, we cannot predict the amount of future distributions, and it is possible that we may not receive any further distributions. Any reduction in CDSOA distributions could reduce our earnings and cash flow.
Note 14 — Restructuring and Impairment Charges
     Specialty Foods Segment
     In the first quarter of 2009, we began consolidating our Atlanta dressing operation into our other existing food facilities as part of our cost-reduction efforts within the Specialty Foods segment. During 2009, we recorded related restructuring and impairment charges of approximately $0.8 million ($0.5 million after

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
taxes). The majority of these charges resulted in cash outlays and consisted of one-time termination benefits. This closure was essentially complete at September 30, 2008. The disposition of the associated real estate occurred in December 2008 and resulted in a gain of approximately $0.5 million, which is recorded in cost of sales. We do not expect any other costs or cash expenditures related to this closure. The operations of this closed location have not been reclassified to discontinued operations under the guidance provided in SFAS 144.
     An analysis of the restructuring activity for 2009 recorded within the Specialty Foods segment follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	June 30,
	2008	Charge	Outlays	2009
Restructuring and Impairment Charges
Employee Separation Costs	$—	$555	$(555)	$—
Other Costs	—	162	(162)	—

Subtotal	$—	717	$(717)	$—

Fixed Asset Impairment		47

Total		$764

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
     During 2009, we recorded additional restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes) for costs incurred during the period. The majority of these charges were for disposal-related activities associated with idle real property. These charges were recorded within corporate expenses as the remaining assets and liabilities from this closed operation are now considered corporate assets and liabilities.
     The total costs associated with this plant closure were approximately $5.7 million and include all of the above-noted costs. This closure was essentially complete at September 30, 2008. We do not currently expect other significant restructuring costs related to this closure.
     An analysis of the restructuring activity for 2009 recorded within corporate expenses follows:

	Accrual at		2009	Accrual at
	June 30,	2009	Cash	June 30,
	2008	Charge	Outlays	2009
Restructuring and Impairment Charges
Employee Separation Costs	$69	$—	$(69)	$—
Other Costs	1,184	842	(2,026)	—

Total	$1,253	$842	$(2,095)	$—

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     During 2009, certain real property previously used by our divested consumer and floral glass operations met the criteria defined in
SFAS 144 to be considered “held for sale.” We sold certain of these “held for sale” properties in 2009. The remaining properties, along with other previously-deemed “held for sale” properties, have a total net book value of approximately $2.6 million and have been reclassified to current assets within Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with SFAS 144, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.
Note 15 — Business Segments Information
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
     Glassware and Candles—includes the production and marketing of consumer products consisting of candles in a variety of popular sizes, shapes and scents and other home fragrance products, as well as the distribution of various commercial products, including glassware and candles. This segment’s products are sold primarily to retail markets such as mass merchandisers and food and drug stores, but also, to a lesser extent, to commercial markets.
     The following table sets forth business segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated net sales in each of the years ending June 30:

	2009	2008	2007
Specialty Foods
Non-frozen	$569,053	$526,142	$479,618
Frozen	340,844	282,365	249,039

Total Specialty Foods	$909,897	$808,507	$728,657
Glassware and Candles
Consumer table and giftware	$134,991	$146,434	$171,935
Nonconsumer ware and other	6,603	25,974	45,218

Total Glassware and Candles	$141,594	$172,408	$217,153

Total	$1,051,491	$980,915	$945,810

     Corporate Expenses—include various expenses of a general corporate nature, as well as costs related to certain divested or closed operations, including the expense associated with retirement plans applicable to those closed units and any real property held for sale. These corporate expenses are generally not directly attributable to the reportable operating segments and therefore have not been allocated to those segments.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
     The following sets forth certain additional financial information attributable to our business segments for the three years ended June 30, 2009, 2008 and 2007 and certain items retained at the corporate level:

	2009	2008	2007
Net Sales(1)
Specialty Foods	$909,897	$808,507	$728,657
Glassware and Candles	141,594	172,408	217,153

Total	$1,051,491	$980,915	$945,810

Operating Income (Loss)(2)
Specialty Foods	$145,848	$88,975	$101,518
Glassware and Candles	(5,671)	(1,887)	5,712
Corporate Expenses	(10,529)	(11,751)	(7,320)

Total	$129,648	$75,337	$99,910

Identifiable Assets(1)(3)
Specialty Foods	$349,401	$364,402	$348,637
Glassware and Candles	93,813	108,394	147,232
Assets of Discontinued Operations	—	—	67,463
Corporate	55,267	47,382	35,165

Total	$498,481	$520,178	$598,497

Capital Expenditures
Specialty Foods	$10,680	$15,400	$51,746
Glassware and Candles	492	1,389	1,786
Corporate	164	43	57

Total	$11,336	$16,832	$53,589

Depreciation and Amortization
Specialty Foods	$15,409	$15,307	$12,433
Glassware and Candles	6,303	8,580	11,333
Corporate	158	251	315

Total	$21,870	$24,138	$24,081

(1)	Net sales and long-lived assets are predominantly domestic.

(2)	Operating income represents net sales less operating expenses related to the business segments. All intercompany transactions have been eliminated, and intersegment revenues are not significant.

(3)	Identifiable assets for each segment include those assets used in its operations and intangible assets allocated to purchased businesses. Corporate assets consist principally of cash and equivalents, deferred income taxes and certain real property that is held for sale.
     Combined net sales from the two segments attributable to Wal-Mart Stores, Inc. totaled approximately $206 million in 2009, or 20% of consolidated 2009 net sales; $166 million in 2008, or 17% of consolidated 2008 net sales; and $161 million in 2007, or 17% of consolidated net sales in 2007.
     Combined accounts receivable for the two segments attributable to Wal-Mart Stores, Inc. totaled approximately 39% and 28% of consolidated accounts receivable at June 30, 2009 and 2008, respectively.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Note 16 — Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Fiscal
	Quarter(1)	Quarter(2)	Quarter(3)	Quarter	Year(4)
2009
Net Sales	$263,837	$288,242	$246,027	$253,385	$1,051,491
Gross Margin	$39,669	$58,163	$52,642	$65,018	$215,492
Net Income	$11,020	$28,452	$21,213	$28,401	$89,086
Diluted Net Income per Share	$.39	$1.02	$.76	$1.01	$3.18

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter(5)	Quarter	Quarter(6)	Year(4)
2008
Net Sales	$243,958	$269,447	$230,826	$236,684	$980,915
Gross Margin	$44,832	$43,610	$31,674	$37,225	$157,341
Income from Continuing Operations	$14,647	$15,274	$8,002	$10,516	$48,439
Income (Loss) from Discontinued Operations, Net of Tax	$923	$724	$624	$(13,090)	$(10,819)
Net Income (Loss)	$15,570	$15,998	$8,626	$(2,574)	$37,620
Diluted Income (Loss) per Share:
Continuing Operations	$.48	$.51	$.27	$.37	$1.64
Discontinued Operations	$.03	$.02	$.02	$(.46)	$(.37)
Net Income (Loss)	$.51	$.54	$.30	$(.09)	$1.28

(1)	Included in the first quarter earnings are (A) expense of approximately $0.5 million, net of taxes, or approximately $.02 per share, related to the closing of our industrial glass operation in Lancaster, Ohio and (B) expense of approximately $0.5 million, net of taxes, or approximately $.02 per share, related to the consolidation of our Atlanta, Georgia dressing operation into other existing facilities.

(2)	Included in the second quarter earnings is income of approximately $5.6 million, net of taxes, or approximately $.20 per share, related to funds received under CDSOA.

(3)	Included in the third quarter earnings is income of approximately $0.5 million, net of taxes, or approximately $.02 per share, related to a favorable adjustment of prior-year self-insured deductibles under our general liability insurance.

(4)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the fiscal year.

(5)	Included in the second quarter earnings are (A) income of approximately $1.6 million, net of taxes, or approximately $.05 per share, related to funds received under CDSOA, (B) a loss on the sale of our consumer and floral glass operations of approximately $3.6 million, net of taxes, or approximately $.12 per share, and (C) a noncash pension settlement charge of approximately $1.9 million, net of taxes, or approximately $.06 per share.

(6)	Included in the fourth quarter earnings are (A) income of approximately $1.1 million, net of taxes, or approximately $.04 per share, to reflect a favorable adjustment of prior-year self-insured deductibles under our general liability insurance and (B) expense of approximately $0.7 million, net of taxes, or approximately $.02 per share, related to the closing of our industrial glass operation in Lancaster, Ohio.

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
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.
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
     We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2009, of the Company and our report dated August 26, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the Company’s adoption of new accounting standards.

/s/ Deloitte & Touche LLP Deloitte & Touche LLP
Columbus, Ohio
August 26, 2009

Item 9B. Other Information
     None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our 2009 Annual Meeting of Shareholders (“2009 Proxy Statement”).
     The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement.
     The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2009 Proxy Statement.
     The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2009 Proxy Statement.
Item 11. Executive Compensation
     The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2009 Proxy Statement.
     The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2009 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2009 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2009 Proxy Statement.
Item 14. Principal Accounting Fees and Services
     Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2009 and 2008 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2009 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2009 and 2008 and for each of the three years in the period ended June 30, 2009, together with the report thereon of Deloitte & Touche LLP dated August 26, 2009, are included in Item 8 of this report:
     (a) (2) Financial Statement Schedules. Included in Part IV of this report is the following additional financial data that should be read in conjunction with the consolidated financial statements included in Item 8 of this report:

Schedule II — Valuation and Qualifying Accounts	63
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

Date: August 26, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John B. Gerlach, Jr. John B. Gerlach, Jr.	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	August 26, 2009

/s/ John L. Boylan John L. Boylan	Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 26, 2009

/s/ James B. Bachmann James B. Bachmann	Director	August 15, 2009

/s/ Neeli Bendapudi Neeli Bendapudi	Director	August 18, 2009

/s/ Robert L. Fox Robert L. Fox	Director	August 17, 2009

/s/ Alan F. Harris Alan F. Harris	Director	August 18, 2009

/s/ Edward H. Jennings Edward H. Jennings	Director	August 18, 2009

/s/ Henry M. O’Neill, Jr. Henry M. O’Neill, Jr.	Director	August 24, 2009

/s/ Zuheir Sofia Zuheir Sofia	Director	August 17, 2009

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended June 30, 2009

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses(B)	Deductions(A)(B)	of Year
Reserves deducted from asset to which they apply – Allowance for doubtful accounts (amounts in thousands):
Year ended June 30, 2007	$573	$(899)	$(907)	$581

Year ended June 30, 2008	$581	$1,049	$561	$1,069

Year ended June 30, 2009	$1,069	$(218)	$(91)	$942

Notes:
(A)	Represents uncollectible accounts written-off net of recoveries.

(B)	Includes recovery of previously written-off bad debt related to the 2002 bankruptcy of Kmart Corporation of approximately $0.7 million and $1.0 million for 2009 and 2007, respectively.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-K
JUNE 30, 2009
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

2.1	Asset Purchase Agreement, dated as of June 10, 2008, By and Among MBR, Inc., RBM, LLC, Dee Zee, Inc. and Lancaster Colony Corporation	(m)

3.1	Amended and Restated Articles of Incorporation of Lancaster Colony Corporation approved by the shareholders November 17, 2008	(d)

.2	Amended and Restated Regulations of Lancaster Colony Corporation approved by the shareholders November 17, 2008	(d)

.3	Certificate of Designation, Rights and Preferences of the Series A Participating Preferred Stock of Lancaster Colony Corporation	(b)

4.1	Specimen Certificate of Common Stock	(f)

.2	Rights Agreement dated as of April 20, 2000 by and between Lancaster Colony Corporation and The Huntington National Bank	(e)

.3	Credit Agreement dated as of October 5, 2007 among Lancaster Colony Corporation, The Lenders and JPMorgan Chase Bank, NA, as Agent	(g)

10.1*	Amended and Restated Key Employee Severance Agreement between Lancaster Colony Corporation and John L. Boylan	(d)

.2*	Lancaster Colony Corporation 1995 Key Employee Stock Option Plan	(c)

.3*	Amended and Restated Key Employee Severance Agreement between Lancaster Colony Corporation and Bruce L. Rosa	(d)

.4*	Lancaster Colony Corporation Executive Employee Deferred Compensation Plan	(f)

.5*	Description of Registrant’s Executive Bonus Arrangements	(h)

.6*	2004 Amendment to the Lancaster Colony Corporation Executive Employee Deferred Compensation Plan	(i)

.7*	Lancaster Colony Corporation 2005 Executive Employee Deferred Compensation Plan	(j)

.8*	Lancaster Colony Corporation 2005 Stock Plan	(a)

.9*	Form of Restricted Stock Award Agreement for Directors under the Lancaster Colony Corporation 2005 Stock Plan	(k)

.10	Agreement by and among Lancaster Colony Corporation, Barington Companies Equity Partners, L.P. and the other parties thereto, dated October 9, 2007	(l)

.11*	Form of Stock Appreciation Rights Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan	(n)

.12*	Form of Restricted Stock Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan	(o)

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Deloitte & Touche LLP	Filed herewith

Exhibit
Number	Description	Located at

31.1	Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(a)	Indicates the exhibit is incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A (000-04065) of Lancaster Colony Corporation for the Annual Meeting of Shareholders held November 21, 2005.

(b)	Indicates the exhibit is incorporated by reference from filing as an exhibit to Lancaster Colony Corporation’s Quarterly Report on Form 10-Q (000-04065) for the quarter ended March 31, 1990.

(c)	Indicates the exhibit is incorporated by reference to Exhibit A to the Proxy Statement of Lancaster Colony Corporation (000-04065) for the Annual Meeting of Shareholders held November 20, 1995.

(d)	Indicates the exhibit is incorporated by reference from filing as an exhibit to Lancaster Colony Corporation’s Quarterly Report on Form 10-Q (000-04065) for the quarter ended December 31, 2008.

(e)	Indicates the exhibit is incorporated by reference to Exhibit 1 to Lancaster Colony Corporation’s report on Form 8-A (000-04065) filed April 20, 2000.

(f)	Indicates the exhibit is incorporated by reference from filing as an exhibit to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 2000.

(g)	Indicates the exhibit is incorporated by reference to Exhibit 4.1 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed October 11, 2007.

(h)	Indicates the exhibit is incorporated by reference to Exhibit 10.9 to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 2004.

(i)	Indicates the exhibit is incorporated by reference to Exhibit 10.1 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed January 3, 2005.

(j)	Indicates the exhibit is incorporated by reference to Exhibit 99.2 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed February 25, 2005.

(k)	Indicates the exhibit is incorporated by reference to Exhibit 10.10 to Lancaster Colony Corporation’s Annual Report on Form 10-K (000-04065) for the year ended June 30, 2007.

(l)	Indicates the exhibit is incorporated by reference to Exhibit 99.2 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed October 11, 2007.

(m)	Indicates the exhibit is incorporated by reference to Exhibit 2.1 to Lancaster Colony Corporation’s Current Report on Form 8-K (000-04065) filed June 17, 2008.

(n)	Indicates the exhibit is incorporated by reference to Exhibit 10.2 to Lancaster Colony Corporation’s Quarterly Report on Form 10-Q/A (000-04065) for the quarter ended March 31, 2008.

(o)	Indicates the exhibit is incorporated by reference to Exhibit 10.1 to Lancaster Colony Corporation’s Quarterly Report on Form 10-Q/A (000-04065) for the quarter ended March 31, 2008.