Form 10-Q
period 2009-09-30
LANCASTER COLONY CORP
filed 2009-11-06
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 30, 2009, there were approximately 28,172,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30	June 30
(Amounts in thousands, except share data)	2009	2009

ASSETS

Current Assets:
Cash and equivalents	$52,440	$38,484
Receivables (less allowance for doubtful accounts, September — $919 and June — $942)	78,195	61,152
Inventories:
Raw materials	31,621	33,067
Finished goods and work in process	78,984	69,456

Total inventories	110,605	102,523
Deferred income taxes and other current assets	23,951	20,653

Total current assets	265,191	222,812

Property, Plant and Equipment:
Land, buildings and improvements	130,939	130,683
Machinery and equipment	240,814	239,380

Total cost	371,753	370,063
Less accumulated depreciation	203,449	199,163

Property, plant and equipment — net	168,304	170,900

Other Assets:
Goodwill	89,840	89,840
Other intangible assets — net	10,387	10,678
Other noncurrent assets	3,929	4,251

Total	$537,651	$498,481

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$42,674	$41,180
Accrued liabilities	46,969	33,399

Total current liabilities	89,643	74,579

Other Noncurrent Liabilities	16,730	16,719

Deferred Income Taxes	4,770	4,627

Shareholders’ Equity:
Preferred stock — authorized 3,050,000 shares; outstanding — none
Common stock — authorized 75,000,000 shares; outstanding — September — 28,171,809 shares; June — 28,101,885 shares	92,240	88,962
Retained earnings	1,018,854	998,476
Accumulated other comprehensive loss	(8,789)	(9,085)
Common stock in treasury, at cost	(675,797)	(675,797)

Total shareholders’ equity	426,508	402,556

Total	$537,651	$498,481

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2009	2008

Net Sales	$254,160	$263,837

Cost of Sales	190,453	224,168

Gross Margin	63,707	39,669

Selling, General and Administrative Expenses	20,468	20,261

Restructuring and Impairment Charges	830	1,614

Operating Income	42,409	17,794

Other (Expense) Income:
Interest expense	—	(491)
Interest income and other — net	25	75

Income Before Income Taxes	42,434	17,378

Taxes Based on Income	14,029	6,358

Net Income	$28,405	$11,020

Net Income Per Common Share:
Basic and Diluted	$1.01	$.39

Cash Dividends Per Common Share	$.285	$.28

Weighted Average Common Shares Outstanding:
Basic	28,081	28,262
Diluted	28,115	28,264
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30
(Amounts in thousands)	2009	2008

Cash Flows From Operating Activities:
Net income	$28,405	$11,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,422	5,556
Deferred income taxes and other noncash changes	(171)	(1,050)
Restructuring and impairment charges	952	(370)
Loss on sale of property	—	121
Pension plan activity	117	(54)
Changes in operating assets and liabilities:
Receivables	(17,248)	(22,484)
Inventories	(8,204)	(4,755)
Other current assets	(3,499)	5,105
Accounts payable and accrued liabilities	13,102	1,516

Net cash provided by (used in) operating activities	18,876	(5,395)

Cash Flows From Investing Activities:
Payments on property additions	(1,919)	(3,693)
Proceeds from sale of property	—	10
Other — net	(275)	(453)

Net cash used in investing activities	(2,194)	(4,136)

Cash Flows From Financing Activities:
Proceeds from debt	—	25,000
Purchase of treasury stock	—	(10,088)
Payment of dividends	(8,027)	(7,906)
Proceeds from the exercise of stock options	2,985	—
Increase (decrease) in cash overdraft balance	2,316	(1,095)

Net cash (used in) provided by financing activities	(2,726)	5,911

Net change in cash and equivalents	13,956	(3,620)
Cash and equivalents at beginning of year	38,484	19,417

Cash and equivalents at end of period	$52,440	$15,797

Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$1,704	$576

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except share and per share data)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2009 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2010 refers to fiscal 2010, which is the period from July 1, 2009 to June 30, 2010.
Subsequent Events
We have evaluated events occurring between the end of our most recent fiscal quarter and November 6, 2009, the date the financial statements were issued.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at September 30, 2009 and 2008 were approximately $0.1 million and $0.2 million, respectively. These purchases, less the preceding June 30 balances, have been excluded from the property additions in the Consolidated Statements of Cash Flows.
Earnings Per Share
Effective July 1, 2009, we adopted the provisions of a Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which is now part of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in generally accepted accounting principles for EPS. The restricted stock we previously granted to employees was deemed to meet the definition of a participating security as the employees receive nonforfeitable dividends before the stock becomes vested. Our adoption of this FSP required that we retrospectively restate EPS for all periods presented. There was no impact on EPS for the three months ended September 30, 2008.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Basic and diluted net income per common share were calculated as follows:

	Three Months Ended
	September 30
	2009	2008
Net income	$28,405	$11,020
Net income allocated to participating securities	(29)	(9)

Net income allocated to common shareholders	$28,376	$11,011

Weighted average common shares outstanding — basic	28,081	28,262
Incremental share effect from:
Stock options	8	—
Restricted stock	11	2
Stock-settled stock appreciation rights	15	—

Weighted average common shares outstanding — diluted	28,115	28,264

Net income per common share — basic and diluted	$1.01	$0.39
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2009 Annual Report on Form 10-K.
Note 2 — Impact of Recently Issued Accounting Standards
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which is now part of ASC Topic 715, “Compensation-Retirement Benefits.” FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP expands the disclosure set forth in general accounting principles for retirement benefits by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under general accounting principles for fair value measurements. This FSP is effective for fiscal years ending after December 15, 2009, with earlier adoption permitted. We are currently reviewing the additional disclosure requirements regarding our benefit plans’ assets.
Note 3 — Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at September 30, 2009 and June 30, 2009.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
The following table summarizes our identifiable other intangible assets by segment as of September 30, 2009 and June 30, 2009:

	September 30	June 30
	2009	2009
Specialty Foods
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(170)	(167)

Net Carrying Value	$200	$203

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(3,352)	(3,118)

Net Carrying Value	$9,668	$9,902

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(1,021)	(967)

Net Carrying Value	$519	$573

Total Net Carrying Value	$10,387	$10,678

Amortization expense relating to these assets was approximately $0.3 million for the three months ended September 30, 2009 and 2008. Total annual amortization expense is estimated to be approximately $1.2 million next year, $1.1 million for the second year and $0.9 million for each of the following three years.
Note 4 — Long-Term Debt
At September 30, 2009 and June 30, 2009, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. At September 30, 2009 and June 30, 2009, we had no borrowings outstanding under this facility. Loans may be used for general corporate purposes.
Based on the long-term nature of this facility and in accordance with generally accepted accounting principles, we have classified any outstanding balance as long-term debt. We paid no interest for the three months ended September 30, 2009, as compared to approximately $0.4 million in the corresponding period of the prior year.
The facility contains two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT (as defined more specifically in the credit agreement) by Consolidated Interest Expense (as defined more specifically in the credit agreement), and the leverage ratio is calculated by dividing Consolidated Debt (as defined more specifically in the credit agreement) by Consolidated EBITDA (as defined more specifically in the credit agreement). We met the requirements of these financial covenants at September 30, 2009 and June 30, 2009.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
The following table discloses net periodic benefit cost for our pension plans:

	Three Months
	Ended
	September 30
	2009	2008
Components of net periodic benefit cost
Service cost	$27	$30
Interest cost	529	541
Expected return on plan assets	(538)	(602)
Curtailment charge	349	—
Amortization of unrecognized net loss	124	62
Amortization of prior service cost	5	26
Amortization of unrecognized net obligation existing at transition	—	1

Net periodic benefit cost	$496	$58

In the first quarter of 2010, one of our plans became subject to curtailment accounting. This resulted in the immediate recognition of all of the outstanding prior service cost of the plan, which was approximately $0.3 million, as required under generally accepted accounting principles for retirement benefits. This charge was included in our Specialty Foods segment.
For the three months ended September 30, 2009, we made less than $0.1 million in contributions to our pension plans. We expect to make approximately $0.8 million more in contributions to our pension plans during the remainder of 2010.
Note 6 — Postretirement Benefits
We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months
	Ended
	September 30
	2009	2008
Components of net periodic benefit cost
Service cost	$4	$4
Interest cost	48	49
Amortization of unrecognized gain	(3)	(4)
Amortization of prior service asset	(1)	(1)

Net periodic benefit cost	$48	$48

For the three months ended September 30, 2009, we made less than $0.1 million in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.2 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2010.
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
Stock Options
Until 2008, we used stock options as the primary vehicle for providing long-term incentives to and rewarding certain employees for their efforts in helping to create long-term shareholder value. Under generally accepted accounting principles for stock-based compensation, we calculated the fair value of option grants using the Black-Scholes option-pricing model. There were no grants of stock options during the three months ended September 30, 2009 and 2008.
We recognized compensation expense over the requisite service period. Total compensation cost related to stock options for the three months ended September 30, 2009 was zero, as compared to less than $0.1 million for the three months ended September 30, 2008. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. No initial tax benefits are recorded for the portion of these compensation costs that relate to incentive stock options, which do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
During the three months ended September 30, 2009, we received approximately $2.8 million in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $0.6 million. A related tax benefit of approximately $0.2 million was recorded in the three months ended September 30, 2009. These tax benefits were included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefits include less than $0.1 million of gross windfall tax benefits for the three months ended September 30, 2009.
There were no stock option exercises during the three months ended September 30, 2008.
The following table summarizes the activity relating to stock options granted under the 1995 Plan mentioned above for the three months ended September 30, 2009:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Outstanding at beginning of period	96,350	$41.52
Exercised	(66,750)	41.52
Forfeited	—	—

Outstanding at end of period	29,600	$41.52	.41	$289

Exercisable and vested at end of period	29,600	$41.52	.41	$289

Vested and expected to vest at end of period	29,600	$41.52	.41	$289

There were no unvested options at September 30, 2009 and June 30, 2009. At September 30, 2009, there was also no unrecognized compensation cost related to stock options.
Stock-Settled Stock Appreciation Rights
Since 2008, we have used periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for providing long-term incentives to and rewarding certain employees for their efforts in helping to create long-term shareholder value. Under generally accepted accounting principles for stock-based

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
compensation, we calculate the fair value of SSSARs grants using the Black-Scholes option-pricing model. There were no grants of SSSARs during the three months ended September 30, 2009 and 2008.
We recognize compensation expense over the requisite service period. Total compensation cost related to SSSARs was approximately $0.1 million for the three months ended September 30, 2009 and 2008. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. We recorded a tax benefit of less than $0.1 million for the three months ended September 30, 2009 and 2008.
The following table summarizes the activity relating to SSSARs granted under the 2005 Plan mentioned above for the three months ended September 30, 2009:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Rights	Price	Life in Years	Value
Outstanding at beginning of period	222,240	$38.85
Exercised	(15,191)	38.31
Granted	—	—
Forfeited	(250)	38.31

Outstanding at end of period	206,799	$38.89	3.79	$2,560

Exercisable and vested at end of period	27,565	$38.31	3.42	$357

Vested and expected to vest at end of period	198,799	$38.89	3.79	$2,461

The following table summarizes the status of, and changes to, unvested SSSARs during the three months ended September 30, 2009:

Weighted
	Number	Average
	of	Grant Date
	Rights	Fair Value
Unvested at beginning of period	179,234	$6.39
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested at end of period	179,234	$6.39

At September 30, 2009, there was approximately $0.8 million of total unrecognized compensation cost related to SSSARs that we will recognize over a weighted-average period of approximately 1.91 years.
Restricted Stock
Since 2008, we have used periodic grants of restricted stock as a vehicle for providing long-term incentives to and rewarding our nonemployee directors and certain employees for their efforts in helping to create long-term shareholder value. There were no grants of restricted stock during the three months ended September 30, 2009 and 2008.
We recognize compensation expense over the requisite service period. Total compensation cost related to restricted stock for the three months ended September 30, 2009 and 2008 was approximately $0.2 million and $0.1 million, respectively. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. We recorded a tax benefit of approximately $0.1 million for the three months ended September 30, 2009, as compared to less than $0.1 million for the comparable period of the prior year.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
The following table summarizes the activity relating to restricted stock granted under the 2005 Plan mentioned above for the three months ended September 30, 2009:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	42,950	$35.61
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested restricted stock at end of period	42,950	$35.61

Expected to vest restricted stock at end of period	42,230	$35.55

At September 30, 2009, there was approximately $0.6 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 1.58 years.
Note 8 — Restructuring and Impairment Charges
Specialty Foods Segment — Fiscal 2010
In the first quarter of 2010, we committed to a plan to close our dressings and sauces manufacturing operation located in Wilson, New York. This decision is intended to provide greater efficiency in our Specialty Foods segment by consolidating most of this facility’s operations into other existing plants, outsourcing certain requirements and exiting less profitable dressing lines. It is anticipated that production at this facility will be phased out by December 2009, and while timing of the disposal of the associated real estate is difficult to predict, we expect that all other disposal and closing activities will be complete by the end of the calendar year. The operations of this location have not been reclassified to discontinued operations in accordance with generally accepted accounting principles for the impairment or disposal of long-lived assets.
During the three months ended September 30, 2009, we recorded restructuring charges of approximately $0.9 million ($0.6 million after taxes), including approximately $0.1 million recorded in Cost of Sales for the write-down of inventories. The remaining charges consisted of one-time termination benefits and a pension curtailment charge. There were no cash payments made related to these charges in the quarter ended September 30, 2009.
The total estimated pretax costs associated with this plant closure are expected to be approximately $3 to $4 million. We estimate one-time termination benefits and other employee costs included in the pretax charges will exceed $2 million, with the balance of the pretax charges relating to other disposal-related activities. Cash expenditures are expected to be approximately $2 to $3 million.
An analysis of the restructuring activity for the three months ended September 30, 2009 and the related liability recorded in accounts payable within the Specialty Foods segment follows:

	Accrual at		2010	Accrual at
	June 30,	2010	Cash	September 30,
	2009	Charges	Outlays	2009
Restructuring Charges
Employee Separation Costs	$—	$481	$—	$481

Pension Curtailment Charges		349
Inventory Write-Down		122

Total Restructuring Charges		$952

Specialty Foods Segment — Fiscal 2009
In the first quarter of 2009, we began consolidating our Atlanta, Georgia dressing operation into our

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
other existing food facilities as part of our cost-reduction efforts within the Specialty Foods segment. During the three months ended September 30, 2008, we recorded restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes). This closure was essentially complete at September 30, 2008, and the disposition of the associated real estate occurred in December 2008. We do not expect any other costs or cash expenditures related to this closure.
Other Segments — Fiscal 2009
During fiscal 2007, we initiated our plan to close our industrial glass operation located in Lancaster, Ohio. During the three months ended September 30, 2008, we recorded additional restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes) within corporate expenses for costs incurred during the period. The total costs associated with this plant closure totaled approximately $5.7 million. This closure was essentially complete at September 30, 2008. We do not currently expect other significant restructuring costs related to this closure.
Other Segments — Held for Sale
As a result of various prior-year restructuring and divestiture activities, we have certain “held for sale” properties, with a total net book value of approximately $2.6 million, which have been reclassified to current assets and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with generally accepted accounting principles for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.
Note 9 — Income Taxes
The gross tax contingency reserve at September 30, 2009 was approximately $1.6 million and consisted of tax liabilities of approximately $1.0 million and penalties and interest of approximately $0.6 million. In accordance with generally accepted accounting principles for income taxes, we have classified approximately $0.3 million as current liabilities as these amounts are expected to be paid within the next 12 months. The remaining liability of approximately $1.3 million is included in long-term liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.
During the three months ended September 30, 2009, we executed several state tax voluntary disclosure agreements. The settlement of these liabilities resulted in pre-tax income of approximately $0.9 million, which impacted our effective tax rate by approximately 1.7%.
Note 10 — Business Segment Information
The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2009 consolidated financial statements:

	Three Months Ended
	September 30
	2009	2008
Net Sales
Specialty Foods	$216,341	$220,786
Glassware and Candles	37,819	43,051

Total	$254,160	$263,837

Operating Income (Loss)
Specialty Foods	$43,152	$23,489
Glassware and Candles	1,671	(2,862)
Corporate Expenses	(2,414)	(2,833)

Total	$42,409	$17,794

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Note 11 — Commitments and Contingencies
In addition to the items discussed below, at September 30, 2009, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $8.7 million in the second quarter of 2009. These remittances related to certain candles being imported from the People’s Republic of China.
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
Note 12 — Comprehensive Income
Total comprehensive income for the three months ended September 30, 2009 and 2008 was approximately $28.7 million and $11.1 million, respectively. The September 30, 2009 and 2008 comprehensive income consists of net income and pension amortization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollars in thousands)
OVERVIEW
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three months ended September 30, 2009 and our financial condition as of September 30, 2009. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2010 refers to fiscal 2010, which is the period from July 1, 2009 to June 30, 2010. In the discussion that follows, we analyze the results of our operations for the three months ended September 30, 2009, including the trends in our overall business, followed by a discussion of our financial condition.
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
We view our food operations as having the potential to achieve future growth in sales and profitability due to attributes such as:
•	leading retail market positions in several branded products with a high-quality perception;

•	a broad customer base in both retail and foodservice accounts;

•	well-regarded culinary expertise among foodservice accounts;

•	recognized leadership in foodservice product development;

•	demonstrated experience in integrating complementary business acquisitions; and

•	historically strong cash flow generation that supports growth opportunities.
Our goal is to grow our specialty foods retail and foodservice business by:
•	leveraging the strength of our retail brands to increase current product sales and introduce new products;
•	growing our foodservice sales through the strength of our reputation in product development and quality; and
•	pursuing acquisitions that meet our strategic criteria.

We have made substantial capital investments to support our existing food operations and future growth opportunities. Based on our current plans and expectations, we believe that total capital expenditures for 2010 will be approximately $15 million.
Summary of 2010 Results
The following is an overview of our consolidated operating results for the three months ended September 30, 2009.
Net sales for the three months ended September 30, 2009 decreased nearly 4% to approximately $254.2 million from the prior-year total of $263.8 million. This sales decline reflects lower sales in both operating segments. The Specialty Foods segment’s decline reflects a decline in foodservice sales that was not fully offset by growth in retail sales. The decrease in sales of the Glassware and Candles segment reflects generally weaker retail markets, competitive factors and the shifting of some seasonal sales to the second fiscal quarter.
Gross margin increased nearly 61% to approximately $63.7 million from the prior-year total of $39.7 million. A more favorable trend in raw-material costs contributed to the higher gross margin.
Net income for the current year was approximately $28.4 million, or $1.01 per diluted share, compared to $11.0 million, or $.39 per diluted share, in the prior year.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended
	September 30
	2009	2008	Change
Net Sales
Specialty Foods	$216,341	$220,786	$(4,445)	(2)%
Glassware and Candles	37,819	43,051	(5,232)	(12)%

Total	$254,160	$263,837	$(9,677)	(4)%

Gross Margin	$63,707	$39,669	$24,038	61%

Gross Margin as a Percentage of Sales	25.1%	15.0%

Consolidated net sales for the first quarter decreased nearly 4%, reflecting lower sales in both operating segments.
For the quarter ended September 30, 2009, net sales of the Specialty Foods segment totaled approximately $216.3 million, a decrease of 2% from the prior-year total of $220.8 million. The segment’s foodservice sales declined reflecting somewhat weaker consumer demand and downward pricing adjustments in certain of our supply arrangements that occurred as a result of lower key ingredient costs. Retail sales increased approximately five percent with growth coming from both frozen and non-frozen products.
Net sales of the Glassware and Candles segment for the quarter ended September 30, 2009 totaled approximately $37.8 million, a 12% decrease from the prior-year total of $43.1 million. Net sales of candles and related products declined due to several factors, including generally weaker retail markets and some shifting of seasonal sales to the second fiscal quarter.
As a percentage of sales, our consolidated gross margin for the three months ended September 30, 2009 was 25.1%, as compared to 15.0% achieved in the prior-year comparative period. A more favorable trend in raw-material costs was a significant factor in the comparative results.
In the Specialty Foods segment, gross margin percentages improved for the quarter despite lower net sales. Comparatively lower ingredient costs, especially for soybean oil, drove this increase. Operational improvements and a greater retail sales mix also contributed to the improved margins. We anticipate that these favorable comparisons may continue through our second fiscal quarter.

Gross margin percentages in the Glassware and Candles segment improved from the prior-year period due to lower wax costs, higher operating levels and improved pricing.
Selling, General and Administrative Expenses

	Three Months Ended
	September 30
	2009	2008	Change

Selling, General and Administrative Expenses	$20,468	$20,261	$207	1%

SG&A Expenses as a Percentage of Sales	8.1%	7.7%

Consolidated selling, general and administrative costs of approximately $20.5 million for the three months ended September 30, 2009 increased by 1% from the $20.3 million for the three months ended September 30, 2008, and were slightly higher as a percentage of sales compared to the same period in the prior year due to reduced sales leverage given the semi-variable nature of these costs.
Restructuring and Impairment Charges
Specialty Foods Segment — Fiscal 2010
In the first quarter of 2010, we committed to a plan to close our dressings and sauces manufacturing operation located in Wilson, New York. This decision is intended to provide greater efficiency in our Specialty Foods segment by consolidating most of this facility’s operations into other existing plants, outsourcing certain requirements and exiting less profitable dressing lines. It is anticipated that production at this facility will be phased out by December 2009, and while timing of the disposal of the associated real estate is difficult to predict, we expect that all other disposal and closing activities will be complete by the end of the calendar year. The operations of this location have not been reclassified to discontinued operations in accordance with generally accepted accounting principles for the impairment or disposal of long-lived assets.
During the three months ended September 30, 2009, we recorded restructuring charges of approximately $0.9 million ($0.6 million after taxes), including approximately $0.1 million recorded in Cost of Sales for the write-down of inventories. The remaining charges consisted of one-time termination benefits and a pension curtailment charge. There were no cash payments made related to these charges in the quarter ended September 30, 2009.
The total estimated pretax costs associated with this plant closure are expected to be approximately $3 to $4 million. We estimate one-time termination benefits and other employee costs included in the pretax charges will exceed $2 million, with the balance of the pretax charges relating to other disposal-related activities. Cash expenditures are expected to be approximately $2 to $3 million.
An analysis of the restructuring activity for the three months ended September 30, 2009 and the related liability recorded in accounts payable within the Specialty Foods segment follows:

	Accrual at		2010	Accrual at
	June 30,	2010	Cash	September 30,
	2009	Charges	Outlays	2009
Restructuring Charges
Employee Separation Costs	$—	$481	$—	$481

Pension Curtailment Charges		349
Inventory Write-Down		122

Total Restructuring Charges		$952

Specialty Foods Segment — Fiscal 2009
In the first quarter of 2009, we began consolidating our Atlanta, Georgia dressing operation into our other existing food facilities as part of our cost-reduction efforts within the Specialty Foods segment. During the three months ended September 30, 2008, we recorded restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes). This closure was essentially complete at September 30, 2008, and the disposition of the associated real estate occurred in December 2008. We do not expect any other costs or cash expenditures related to this closure.

Other Segments — Fiscal 2009
During fiscal 2007, we initiated our plan to close our industrial glass operation located in Lancaster, Ohio. During the three months ended September 30, 2008, we recorded additional restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes) within corporate expenses for costs incurred during the period. The total costs associated with this plant closure totaled approximately $5.7 million. This closure was essentially complete at September 30, 2008. We do not currently expect other significant restructuring costs related to this closure.
Other Segments — Held for Sale
As a result of various prior-year restructuring and divestiture activities, we have certain “held for sale” properties, with a total net book value of approximately $2.6 million, which have been reclassified to current assets and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with generally accepted accounting principles for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.
Operating Income (Loss)
The foregoing factors contributed to consolidated operating income totaling approximately $42.4 million for the three months ended September 30, 2009. This amount more than doubled from the prior year. By segment, our operating income can be summarized as follows:

	Three Months Ended
	September 30
	2009	2008	Change
Operating Income (Loss)
Specialty Foods	$43,152	$23,489	$19,663	84%
Glassware and Candles	1,671	(2,862)	4,533	158%
Corporate Expenses	(2,414)	(2,833)	419	(15)%

Total	$42,409	$17,794	$24,615	138%

Operating Income (Loss) as a Percentage of Sales
Specialty Foods	19.9%	10.6%
Glassware and Candles	4.4%	(6.6)%
Consolidated	16.7%	6.7%
Interest Expense
We incurred no interest expense during the three months ended September 30, 2009 as there were no borrowings outstanding during the period. We incurred interest expense of approximately $0.5 million for the three months ended September 30, 2008 related to long-term borrowings.
Interest Income and Other — Net
Interest income and other was less than $0.1 million for the quarter ended September 30, 2009, as compared to approximately $0.1 million for the quarter ended September 30, 2008.
Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended September 30, 2009 increased by approximately $25.0 million to $42.4 million from the prior-year total of $17.4 million. Our effective tax rate of 33.1% for the three months ended September 30, 2009 decreased from the prior-year rate of 36.6%. This decrease reflected, in part, a favorable resolution of certain previously-reserved state tax matters as further discussed in Note 9 in the notes to the consolidated financial statements.
Net Income
First quarter net income for 2010 of approximately $28.4 million increased from the prior-year’s net income for the quarter of $11.0 million, as influenced by the factors noted above. Net income per share for the first quarter of 2010 totaled approximately $1.01 per basic and diluted share, as compared to $.39 per basic and diluted share recorded in the prior year.
FINANCIAL CONDITION
For the three months ended September 30, 2009, net cash provided by operating activities totaled approximately $18.9 million as compared to $5.4 million used in operating activities in the prior-year period. The increase results from a higher level of net income, as well as comparatively favorable relative changes in various working capital components. The most significant changes occurred within accrued and prepaid federal and state income tax liabilities, as influenced by the improved operating results and the timing of estimated tax payments. The increase in receivables since June 2009 primarily relates to seasonal influences on sales within the Glassware and Candles segment.
Cash used in investing activities for the three months ended September 30, 2009 was approximately $2.2 million as compared to $4.1 million in the prior year. This decrease reflects a lower level of capital expenditures in 2010.
Cash used in financing activities for the three months ended September 30, 2009 of approximately $2.7 million decreased from the prior-year total of $5.9 million provided by financing activities. This decrease was due to lower proceeds from debt, as partially offset by a decrease in treasury share repurchases, the change in the cash overdraft balance and an increase in proceeds from the exercise of stock options. At September 30, 2009, approximately 509,000 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility, we may borrow up to a maximum of $160 million at any one time. Loans may be used for general corporate purposes. We currently have no borrowings outstanding under this facility. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day.
The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2009, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At September 30, 2009, we were not aware of any event that would constitute a default under the facility.
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
For additional information regarding our credit facility, see Note 4 in the notes to the consolidated financial statements.
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other obligations, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of obligations not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of September 30, 2009 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2009 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those disclosed in our 2009 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2008, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which is now part of Accounting Standards Codification (“ASC”) Topic 715, “Compensation-Retirement Benefits.” FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP expands the disclosure set forth in general accounting principles for retirement benefits by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under general accounting principles for fair value measurements. This FSP is effective for fiscal years ending after December 15, 2009, with earlier adoption permitted. We are currently reviewing the additional disclosure requirements regarding our benefit plans’ assets.
RECENTLY ADOPTED ACCOUNTING STANDARDS
Effective July 1, 2009, we adopted the provisions of the FASB’s EITF Issue No. 03-6-1, which is now part of ASC Topic 260, “Earnings Per Share.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in generally accepted accounting principles for EPS. The restricted stock we previously granted to employees was deemed to meet the definition of a participating security as the employees receive nonforfeitable dividends before the stock becomes vested. Our adoption of this FSP required that we retrospectively restate EPS for all periods presented. There was no impact on EPS for the three months ended September 30, 2008. See further discussion in Note 1 in the notes to the consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2009 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2009 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In August 2007, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 509,000 shares remained authorized for future repurchases at September 30, 2009. In the first quarter, we made no repurchases of our common stock. This share repurchase authorization does not have a stated expiration date.
Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation
(Registrant)
Date: November 6, 2009	By:	/s/ John B. Gerlach, Jr.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ John L. Boylan
John L. Boylan
Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2009
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith