Form 10-Q
period 2009-12-31
LANCASTER COLONY CORP
filed 2010-02-05
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
As of January 29, 2010, there were approximately 28,203,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31	June 30
(Amounts in thousands, except share data)	2009	2009
ASSETS

Current Assets:
Cash and equivalents	$91,391	$38,484
Receivables (less allowance for doubtful accounts, December — $847 and June — $942)	85,484	61,152
Inventories:
Raw materials	30,637	33,067
Finished goods and work in process	51,659	69,456

Total inventories	82,296	102,523
Deferred income taxes and other current assets	23,231	20,653

Total current assets	282,402	222,812

Property, Plant and Equipment:
Land, buildings and improvements	129,074	130,683
Machinery and equipment	234,941	239,380

Total cost	364,015	370,063
Less accumulated depreciation	199,056	199,163

Property, plant and equipment — net	164,959	170,900

Other Assets:
Goodwill	89,840	89,840
Other intangible assets — net	10,096	10,678
Other noncurrent assets	3,958	4,251

Total	$551,255	$498,481

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$37,643	$41,180
Accrued liabilities	32,695	33,399

Total current liabilities	70,338	74,579

Other Noncurrent Liabilities	16,776	16,719

Deferred Income Taxes	5,195	4,627

Shareholders’ Equity:
Preferred stock — authorized 3,050,000 shares; outstanding — none
Common stock — authorized 75,000,000 shares; outstanding — December — 28,201,359 shares; June — 28,101,885 shares	93,537	88,962
Retained earnings	1,049,921	998,476
Accumulated other comprehensive loss	(8,715)	(9,085)
Common stock in treasury, at cost	(675,797)	(675,797)

Total shareholders’ equity	458,946	402,556

Total	$551,255	$498,481

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2009	2008	2009	2008

Net Sales	$304,115	$288,242	$558,275	$552,079

Cost of Sales	219,338	230,079	409,791	454,247

Gross Margin	84,777	58,163	148,484	97,832

Selling, General and Administrative Expenses	24,400	21,917	44,868	42,178

Restructuring and Impairment Charges	1,216	(8)	2,046	1,606

Operating Income	59,161	36,254	101,570	54,048

Other (Expense) Income:
Interest expense	—	(639)	—	(1,130)
Other income — Continued Dumping and Subsidy Offset Act	893	8,696	893	8,696
Interest income and other — net	34	(271)	59	(196)

Income Before Income Taxes	60,088	44,040	102,522	61,418

Taxes Based on Income	20,561	15,588	34,590	21,946

Net Income	$39,527	$28,452	$67,932	$39,472

Net Income Per Common Share:
Basic and Diluted	$1.40	$1.02	$2.41	$1.40

Cash Dividends Per Common Share	$.30	$.285	$.585	$.565

Weighted Average Common Shares Outstanding:
Basic	28,147	27,948	28,114	28,105
Diluted	28,176	27,955	28,145	28,110
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31
(Amounts in thousands)	2009	2008

Cash Flows From Operating Activities:
Net income	$67,932	$39,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,882	10,970
Deferred income taxes and other noncash changes	909	(420)
Restructuring and impairment charges	528	(1,221)
Gain on disposal of property	(3)	(776)
Pension plan activity	251	(28)
Changes in operating assets and liabilities:
Receivables	(24,714)	(15,834)
Inventories	20,047	24,444
Other current assets	(2,560)	11,949
Accounts payable and accrued liabilities	(4,091)	(5,663)

Net cash provided by operating activities	69,181	62,893

Cash Flows From Investing Activities:
Payments on property additions	(3,701)	(6,749)
Proceeds from sale of property	6	1,263
Other — net	(720)	(964)

Net cash used in investing activities	(4,415)	(6,450)

Cash Flows From Financing Activities:
Proceeds from debt	—	25,000
Payments on debt	—	(35,000)
Purchase of treasury stock	—	(16,894)
Payment of dividends	(16,487)	(15,877)
Proceeds from the exercise of stock options	3,923	—
Increase (decrease) in cash overdraft balance	705	(2,749)

Net cash used in financing activities	(11,859)	(45,520)

Net change in cash and equivalents	52,907	10,923
Cash and equivalents at beginning of year	38,484	19,417

Cash and equivalents at end of period	$91,391	$30,340

Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$32,448	$2,964

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
Subsequent Events
We have evaluated events occurring between the end of our most recent fiscal quarter and February 5, 2010, the date the financial statements were issued.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at December 31, 2009 and 2008 were approximately $0.1 million and less than $0.1 million, respectively. These purchases, less the preceding June 30 balances, have been excluded from the property additions in the Consolidated Statements of Cash Flows.
Earnings Per Share
Effective July 1, 2009, we adopted the provisions of a Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which is now part of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in generally accepted accounting principles for EPS. The restricted stock we previously granted to employees was deemed to meet the definition of a participating security as the employees receive nonforfeitable dividends before the stock becomes vested. Our adoption of this FSP required that we retrospectively restate EPS for all periods presented. There was no impact on EPS for the three and six months ended December 31, 2008.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Basic and diluted net income per common share were calculated as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2009	2008	2009	2008

Net income	$39,527	$28,452	$67,932	$39,472
Net income allocated to participating securities	(39)	(23)	(68)	(32)

Net income allocated to common shareholders	$39,488	$28,429	$67,864	$39,440

Weighted average common shares outstanding (in thousands):
Basic	28,147	27,948	28,114	28,105
Incremental share effect from:
Stock options	3	—	5	—
Restricted stock	4	7	8	5
Stock-settled stock appreciation rights	22	—	18	—

Diluted	28,176	27,955	28,145	28,110

Net income per common share — basic and diluted	$1.40	$1.02	$2.41	$1.40
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
Note 3 — Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at December 31, 2009 and June 30, 2009.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment, as of December 31, 2009 and June 30, 2009:

	December 31	June 30
	2009	2009
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(172)	(167)

Net Carrying Value	$198	$203

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(3,586)	(3,118)

Net Carrying Value	$9,434	$9,902

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(1,076)	(967)

Net Carrying Value	$464	$573

Total Net Carrying Value	$10,096	$10,678

Amortization expense relating to these assets was approximately $0.3 million and $0.6 million for both the three and six months ended December 31, 2009 and 2008, respectively. Total annual amortization expense is estimated to be approximately $1.2 million next year, $1.1 million for the second year and $0.9 million for each of the following three years.
Note 4 — Long-Term Debt
At December 31, 2009 and June 30, 2009, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. At December 31, 2009 and June 30, 2009, we had no borrowings outstanding under this facility. Loans may be used for general corporate purposes.
Based on the long-term nature of this facility and in accordance with generally accepted accounting principles, when we have outstanding borrowings under this facility, we classify the outstanding balance as long-term debt. We paid no interest for the three and six months ended December 31, 2009, as compared to approximately $0.7 million and $1.1 million for the three and six months ended December 31, 2008, respectively.
The facility contains two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT (as defined more specifically in the credit agreement) by Consolidated Interest Expense (as defined more specifically in the credit agreement), and the leverage ratio is calculated by dividing Consolidated Debt (as defined more specifically in the credit agreement) by Consolidated EBITDA (as defined more specifically in the credit agreement). We met the requirements of these financial covenants at December 31, 2009 and June 30, 2009.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
The following table discloses net periodic benefit cost for our pension plans:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$18	$30	$45	$60
Interest cost	530	541	1,059	1,082
Expected return on plan assets	(538)	(602)	(1,076)	(1,204)
Curtailment charge	—	—	349	—
Amortization of unrecognized net loss	124	62	248	124
Amortization of prior service cost	—	26	5	52
Amortization of unrecognized net obligation existing at transition	—	1	—	2

Net periodic benefit cost	$134	$58	$630	$116

In the first quarter of 2010, one of our plans became subject to curtailment accounting. This resulted in the immediate recognition of all of the outstanding prior service cost of the plan, which was approximately $0.3 million, as required under generally accepted accounting principles for retirement benefits. This charge was included in our Specialty Foods segment.
We made no contributions to our pension plans during the three months ended December 31, 2009. For the six months ended December 31, 2009, we made pension plan contributions totaling less than $0.1 million. We expect to make approximately $0.8 million more in contributions to our pension plans during the remainder of 2010.
Note 6 — Postretirement Benefits
We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$4	$5	$8	$9
Interest cost	48	50	96	99
Amortization of unrecognized gain	(3)	(5)	(6)	(9)
Amortization of prior service asset	(1)	(2)	(2)	(3)

Net periodic benefit cost	$48	$48	$96	$96

For the three and six months ended December 31, 2009, we made less than $0.1 million and approximately $0.1 million, respectively, in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2010.

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
Stock Options
Until 2008, we used stock options as the primary vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. Under generally accepted accounting principles for stock-based compensation, we calculated the fair value of option grants using the Black-Scholes option-pricing model. There were no grants of stock options during the six months ended December 31, 2009 and 2008.
We recognized compensation expense over the requisite service period. Total compensation cost related to stock options for the three and six months ended December 31, 2009 was zero, as compared to less than $0.1 million for the three and six months ended December 31, 2008. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. No initial tax benefits were recorded for the portion of these compensation costs that relate to incentive stock options, which do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
During the three and six months ended December 31, 2009, we received approximately $0.9 million and $3.7 million, respectively, in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $0.2 million and $0.8 million, respectively. A related tax benefit of approximately $0.1 million and $0.3 million was recorded in the three and six months ended December 31, 2009, respectively. These tax benefits were included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefits include less than $0.1 million of gross windfall tax benefits for the three and six months ended December 31, 2009.
There were no stock option exercises during the six months ended December 31, 2008.
The following table summarizes the activity relating to stock options granted under the 1995 Plan mentioned above for the six months ended December 31, 2009:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Outstanding at beginning of period	96,350	$41.52
Exercised	(88,050)	41.52
Forfeited	—	—

Outstanding at end of period	8,300	$41.52	.16	$68

Exercisable and vested at end of period	8,300	$41.52	.16	$68

Vested and expected to vest at end of period	8,300	$41.52	.16	$68

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
There were no unvested options at December 31, 2009 and June 30, 2009. At December 31, 2009, there was also no unrecognized compensation cost related to stock options.
Stock-Settled Stock Appreciation Rights
Since 2008, we have used periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. Under generally accepted accounting principles for stock-based compensation, we calculate the fair value of SSSARs grants using the Black-Scholes option-pricing model. There were no grants of SSSARs during the six months ended December 31, 2009 and 2008.
We recognize compensation expense over the requisite service period. Total compensation cost related to SSSARs was approximately $0.1 million and $0.2 million for the three and six months ended December 31, 2009, respectively, as compared to $0.1 million for the three and six months ended December 31, 2008. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. We recorded a tax benefit of less than $0.1 million and approximately $0.1 million for the three and six months ended December 31, 2009 and 2008, respectively.
The following table summarizes the activity relating to SSSARs granted under the 2005 Plan mentioned above for the six months ended December 31, 2009:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Rights	Price	Life in Years	Value
Outstanding at beginning of period	222,240	$38.85
Exercised	(15,441)	38.31
Granted	—	—
Forfeited	(1,417)	38.31

Outstanding at end of period	205,382	$38.90	3.54	$2,215

Exercisable and vested at end of period	27,315	$38.31	3.16	$311

Vested and expected to vest at end of period	198,549	$38.89	3.54	$2,142

The following table summarizes the status of, and changes to, unvested SSSARs during the six months ended December 31, 2009:

		Weighted
	Number	Average
	of	Grant Date
	Rights	Fair Value
Unvested at beginning of period	179,234	$6.39
Granted	—	—
Vested	—	—
Forfeited	(1,167)	6.00

Unvested at end of period	178,067	$6.39

At December 31, 2009, there was approximately $0.7 million of total unrecognized compensation cost related to SSSARs that we will recognize over a weighted-average period of approximately 1.68 years.
Restricted Stock
Since 2008, we have used periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
On November 16, 2009, we granted a total of 8,435 shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan discussed above. The restricted stock had a grant date fair value of approximately $0.4 million based on a per share closing stock price of $50.86. This restricted stock vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period are held in escrow and will be paid to the directors at the time the stock vests. Compensation expense related to the restricted stock award will be recognized over the requisite service period. An additional 14,000 shares of restricted stock that were granted to our seven nonemployee directors on November 17, 2008 vested during the second quarter of 2010, and the directors were paid the related dividends that had been held in escrow.
We recognize compensation expense over the requisite service period. Total compensation cost related to restricted stock for the three and six months ended December 31, 2009 was approximately $0.2 million and $0.4 million, respectively, as compared to approximately $0.1 million and $0.2 million in the corresponding periods of the prior year. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. We recorded a tax benefit of less than $0.1 million and approximately $0.1 million for the three and six months ended December 31, 2009 and 2008, respectively.
The following table summarizes the activity related to restricted stock granted under the 2005 Plan mentioned above for the six-month period ended December 31, 2009:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	42,950	$35.61
Granted	8,435	50.86
Vested	(14,300)	29.57
Forfeited	(150)	38.31

Unvested restricted stock at end of period	36,935	$41.42

Expected to vest restricted stock at end of period	36,365	$41.46

At December 31, 2009, there was approximately $0.9 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted average period of 1.22 years.
Note 8 — Restructuring and Impairment Charges
Specialty Foods Segment — Fiscal 2010
In the first quarter of 2010, we committed to a plan to close our dressings and sauces manufacturing operation located in Wilson, New York. This decision was intended to provide greater efficiency in our Specialty Foods segment by consolidating most of this facility’s operations into other existing plants, outsourcing certain requirements and exiting less profitable dressing lines. Production at this facility was phased out in the second quarter of 2010, and while timing of the disposal of the associated real estate is difficult to predict, this closure was essentially complete at December 31, 2009. The operations of this location have not been reclassified to discontinued operations in accordance with generally accepted accounting principles for the impairment or disposal of long-lived assets.
During the three and six months ended December 31, 2009, we recorded restructuring charges of approximately $1.3 million ($0.9 million after taxes) and $2.2 million ($1.5 million after taxes), respectively, including approximately $0.1 million and $0.2 million recorded in Cost of Sales for the write-down of inventories during the three and six months ended December 31, 2009, respectively. The remaining charges consisted of one-time termination benefits, a pension curtailment charge and other various closing costs. Cash expenditures for the three and six months ended December 31, 2009 were approximately $1.7 million and were for the one-time termination benefits and other closing costs.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
An analysis of the restructuring activity for the six months ended December 31, 2009 recorded within the Specialty Foods segment follows:

	Accrual at		2010	Accrual at
	June 30,	2010	Cash	December 31,
	2009	Charges	Outlays	2009
Restructuring Charges
Employee Separation Costs	$—	$1,643	$(1,643)	$—
Other Costs	—	54	(54)	—

Subtotal	$—	1,697	$(1,697)	$—

Pension Curtailment Charges		349
Inventory Write-Down		179

Total Restructuring Charges		$2,225

There may be some other miscellaneous expenses and cash payments, but we do not expect other significant restructuring costs related to this closure. The total costs associated with this closure were ultimately less than originally estimated due to the actual timing of the closure and its impact on the one-time termination benefits and also due to lower than expected other closing costs.
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
Other Segments — Fiscal 2009
During fiscal 2007, we initiated our plan to close our industrial glass operation located in Lancaster, Ohio. During the six months ended December 31, 2008, we recorded additional restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes) within corporate expenses for costs incurred during the period. The total costs associated with this plant closure totaled approximately $5.7 million. This closure was essentially complete at September 30, 2008. We do not currently expect other significant restructuring costs related to this closure.
Held for Sale
As a result of the current-year closing discussed above, as well as various prior-year restructuring and divestiture activities, we have certain “held for sale” properties, with a total net book value of approximately $2.9 million, which have been reclassified to current assets and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with generally accepted accounting principles for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except share and per share data)
Note 9 — Income Taxes
The gross tax contingency reserve at December 31, 2009 was approximately $1.3 million and consisted of tax liabilities of approximately $0.7 million and penalties and interest of approximately $0.6 million. In accordance with generally accepted accounting principles for income taxes, we have classified the entire balance at December 31, 2009 as long-term liabilities as these amounts are not expected to be paid within the next 12 months. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.
During 2010, we executed several state tax voluntary disclosure agreements. The settlement of these liabilities resulted in pre-tax income of approximately $0.9 million, which impacted our effective tax rate for the six months ended December 31, 2009 by approximately 0.7%.
Note 10 — Business Segment Information
The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2009 consolidated financial statements:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2009	2008	2009	2008

Net Sales
Specialty Foods	$243,099	$245,393	$459,440	$466,179
Glassware and Candles	61,016	42,849	98,835	85,900

Total	$304,115	$288,242	$558,275	$552,079

Operating Income (Loss)
Specialty Foods	$56,146	$39,651	$99,298	$63,140
Glassware and Candles	6,142	(1,007)	7,813	(3,869)
Corporate Expenses	(3,127)	(2,390)	(5,541)	(5,223)

Total	$59,161	$36,254	$101,570	$54,048

Note 11 — Commitments and Contingencies
In addition to the items discussed below, at December 31, 2009, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $0.9 million in the second quarter of 2010, as compared to a distribution of approximately $8.7 million in the corresponding period of 2009. These remittances related to certain candles being imported from the People’s Republic of China.
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
Note 12 — Comprehensive Income
Total comprehensive income for the three and six months ended December 31, 2009 was approximately $39.6 million and $68.3 million, respectively. Total comprehensive income for the three and six months ended December 31, 2008 was approximately $28.5 million and $39.6 million, respectively. The December 31, 2009 and 2008 comprehensive income consists of net income and pension and postretirement amortization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollars in thousands)
OVERVIEW
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three and six months ended December 31, 2009 and our financial condition as of December 31, 2009. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2010 refers to fiscal 2010, which is the period from July 1, 2009 to June 30, 2010. In the discussion that follows, we analyze the results of our operations for the three and six months ended December 31, 2009, including the trends in our overall business, followed by a discussion of our financial condition.
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
Summary of 2010 Results
The following is a comparative overview of our consolidated operating results for the three and six months ended December 31, 2009 and 2008.
Net sales for the second quarter ended December 31, 2009 increased 6% to approximately $304.1 million from the prior-year total of $288.2 million. This sales growth was driven by a 42% increase in sales of the Glassware and Candles segment, as partially offset by a slight decrease in sales of the Specialty Foods segment. Gross margin increased 46% to approximately $84.8 million from the prior-year second quarter total of $58.2 million. Lower raw-material costs, a more favorable sales mix in the Specialty Foods segment and the benefits of higher candle sales contributed to the higher gross margins. Other income for the current-year second quarter totaled approximately $0.9 million compared to $7.8 million in the prior-year comparative period. These figures included Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) receipts totaling approximately $0.9 million in the second quarter of 2010 and approximately $8.7 million in the corresponding period of 2009. Net income for the three months ended December 31, 2009 totaled approximately $39.5 million, or $1.40 per diluted share. Net income totaled approximately $28.5 million in the second quarter of 2009, or $1.02 per diluted share.
Year-to-date net sales for the period ended December 31, 2009 increased 1% to approximately $558.3 million from the prior year-to-date total of $552.1 million. Gross margin increased to approximately $148.5 million from the prior year-to-date total of $97.8 million. Net income for the six months ended December 31, 2009 totaled approximately $67.9 million, or $2.41 per diluted share. Net income totaled approximately $39.5 million in the six months ended December 31, 2008, or $1.40 per diluted share.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended				Six Months Ended
	December 31				December 31
	2009	2008	Change		2009	2008	Change
Net Sales
Specialty Foods	$243,099	$245,393	$(2,294)	(1)%	$459,440	$466,179	$(6,739)	(1)%
Glassware and Candles	61,016	42,849	18,167	42%	98,835	85,900	12,935	15%

Total	$304,115	$288,242	$15,873	6%	$558,275	$552,079	$6,196	1%

Gross Margin	$84,777	$58,163	$26,614	46%	$148,484	$97,832	$50,652	52%

Gross Margin as a Percentage of Sales	27.9%	20.2%			26.6%	17.7%

Consolidated net sales for the second quarter and six months ended December 31, 2009 increased 6% and 1%, respectively. During both periods, increased sales within the Glassware and Candles segment were partially offset by lower sales within the Specialty Foods segment.
For both the three and six months ended December 31, 2009, net sales of the Specialty Foods segment declined by 1%. This decline reflected moderately lower foodservice sales. Foodservice sales declined by approximately 8% in both periods with contributing factors including somewhat weaker demand from restaurant chains and downward pricing adjustments in certain of our customer supply arrangements that occurred as a result of lower key ingredient costs. We believe these foodservice trends may persist to some degree through the balance of 2010. Retail sales increased approximately 5% for the three and six months ended December 31, 2009, with volume growth coming from both frozen and non-frozen products. While pricing for retail products remained relatively firm through the six months ended December 31, 2009, competitive conditions could lead to lower net pricing levels among certain products during calendar 2010.
The increase in net sales of the Glassware and Candles segment for both the three and six months ended December 31, 2009 reflected improved consumer demand for high-quality, value-priced candles, the success of new products and higher seasonal sales. We believe that customer order patterns resulted in some amount of seasonal product being sold in the second quarter of 2010 as opposed to in the first quarter of 2009.
As a percentage of sales, our consolidated gross margin for the three and six months ended December 31, 2009 was 27.9% and 26.6%, respectively, as compared to 20.2% and 17.7% achieved in the prior-year comparative periods.
In the Specialty Foods segment, gross margin percentages improved in both the three and six months ended December 31, 2009 as a result of such factors as improvements in operating efficiencies, a stronger retail sales mix and lower commodity costs. We estimate the favorable year-over-year impact of commodity costs for the three and six months ended December 31, 2009 exceeded $13 million and $31 million, respectively. We believe that the comparative impact of commodity costs will likely be significantly less beneficial over the balance of 2010.
Gross margin percentages in the Glassware and Candles segment improved from the prior-year periods due to lower material costs and higher sales and operating levels.
Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	December 31				December 31
	2009	2008	Change		2009	2008	Change
Selling, General and Administrative Expenses	$24,400	$21,917	$2,483	11%	$44,868	$42,178	$2,690	6%

SG&A Expenses as a Percentage of Sales	8.0%	7.6%			8.0%	7.6%

Consolidated selling, general and administrative costs of approximately $24.4 million and $44.9 million for the three and six months ended December 31, 2009 increased by 11% and 6%, respectively, from the $21.9 million and $42.2 million incurred for the three and six months ended December 31, 2008. The higher sales in 2010 contributed to the overall increase as did greater investment in brand marketing initiatives within the Specialty Foods segment.
Restructuring and Impairment Charges
Specialty Foods Segment — Fiscal 2010
In the first quarter of 2010, we committed to a plan to close our dressings and sauces manufacturing operation located in Wilson, New York. This decision was intended to provide greater efficiency in our Specialty Foods segment by consolidating most of this facility’s operations into other existing plants, outsourcing certain requirements and exiting less profitable dressing lines. Production at this facility was phased out in the second quarter of 2010, and while timing of the disposal of the associated real estate is difficult to predict, this closure was essentially complete at December 31, 2009. The operations of this location have not been reclassified to discontinued operations in accordance with generally accepted accounting principles for the impairment or disposal of long-lived assets.
During the three and six months ended December 31, 2009, we recorded restructuring charges of approximately $1.3 million ($0.9 million after taxes) and $2.2 million ($1.5 million after taxes), respectively, including approximately $0.1 million and $0.2 million recorded in Cost of Sales for the write-down of inventories during the three and six months ended December 31, 2009, respectively. The remaining charges consisted of one-time termination benefits, a pension curtailment charge and other various closing costs. Cash expenditures for the three and six months ended December 31, 2009 were approximately $1.7 million and were for the one-time termination benefits and other closing costs.

An analysis of the restructuring activity for the six months ended December 31, 2009 recorded within the Specialty Foods segment follows:

	Accrual at		2010	Accrual at
	June 30,	2010	Cash	December 31,
	2009	Charges	Outlays	2009
Restructuring Charges
Employee Separation Costs	$—	$1,643	$(1,643)	$—
Other Costs	—	54	(54)	—

Subtotal	$—	1,697	$(1,697)	$—

Pension Curtailment Charges		349
Inventory Write-Down		179

Total Restructuring Charges		$2,225

There may be some other miscellaneous expenses and cash payments, but we do not expect other significant restructuring costs related to this closure. The total costs associated with this closure were ultimately less than originally estimated due to the actual timing of the closure and its impact on the one-time termination benefits and also due to lower than expected other closing costs.
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
Other Segments — Fiscal 2009
During fiscal 2007, we initiated our plan to close our industrial glass operation located in Lancaster, Ohio. During the six months ended December 31, 2008, we recorded additional restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes) within corporate expenses for costs incurred during the period. The total costs associated with this plant closure totaled approximately $5.7 million. This closure was essentially complete at September 30, 2008. We do not currently expect other significant restructuring costs related to this closure.
Held for Sale
As a result of the current-year closing discussed above, as well as various prior-year restructuring and divestiture activities, we have certain “held for sale” properties, with a total net book value of approximately $2.9 million, which have been reclassified to current assets and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with generally accepted accounting principles for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.

Operating Income (Loss)
The foregoing factors contributed to consolidated operating income totaling approximately $59.2 million and $101.6 million for the three and six months ended December 31, 2009, respectively. These amounts represent increases of 63% and 88% from the corresponding periods of the prior year. By segment, our operating income can be summarized as follows:

	Three Months Ended				Six Months Ended
	December 31				December 31
	2009	2008	Change		2009	2008	Change

Operating Income (Loss)
Specialty Foods	$56,146	$39,651	$16,495	42%	$99,298	$63,140	$36,158	57%
Glassware and Candles	6,142	(1,007)	7,149	710%	7,813	(3,869)	11,682	302%
Corporate Expenses	(3,127)	(2,390)	(737)	31%	(5,541)	(5,223)	(318)	6%

Total	$59,161	$36,254	$22,907	63%	$101,570	$54,048	$47,522	88%

Operating Income (Loss) as a Percentage of Sales
Specialty Foods	23.1%	16.2%			21.6%	13.5%
Glassware and Candles	10.1%	(2.4)%			7.9%	(4.5)%
Consolidated	19.5%	12.6%			18.2%	9.8%
Interest Expense
We incurred no interest expense for the three and six months ended December 31, 2009 as there were no borrowings outstanding during the period. We incurred interest expense of approximately $0.6 million and $1.1 million for the three and six months ended December 31, 2008, respectively, related to long-term borrowings.
Other Income — Continued Dumping and Subsidy Offset Act
The CDSOA provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $0.9 million in the second quarter of 2010, as compared to a distribution of approximately $8.7 million in the corresponding period of 2009. These remittances related to certain candles being imported from the People’s Republic of China.
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
Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended December 31, 2009 increased by approximately $16.1 million to $60.1 million from the prior-year total of $44.0 million. Income before income taxes for the six months ended December 31, 2009 and 2008 was approximately $102.5 million and $61.4 million, respectively. Our effective tax rate of 33.7% for the six months ended December 31, 2009 decreased from the prior-year rate of 35.7%. This decrease reflected, in part, a favorable resolution of certain previously-reserved state and local tax matters in 2010, as further discussed in Note 9 to the consolidated financial statements.
Net Income
Second quarter net income for 2010 of approximately $39.5 million increased from the preceding year’s net income for the quarter of $28.5 million, as influenced by the factors noted above. Year-to-date net income of approximately $67.9 million was higher than the prior year-to-date total of $39.5 million. Net income per share for the second quarter of 2010 totaled $1.40 per basic and diluted share, as compared to $1.02 per basic and diluted share recorded in the prior year. Year-to-date net income per share was $2.41 per basic and diluted share, as compared to $1.40 per basic and diluted share for the prior-year period.
FINANCIAL CONDITION
For the six months ended December 31, 2009, net cash provided by operating activities totaled approximately $69.2 million as compared to $62.9 million in the prior-year period. The increase results from a higher level of net income, as partially offset by comparatively unfavorable relative changes in working capital components, including receivables, inventory and other current assets. The increase in receivables and decrease in inventories since June 2009 primarily relates to seasonal influences on sales within the Glassware and Candles segment. The change in other current assets reflects the shift from a large prepaid income tax position existing as of June 30, 2008 to an accrued income tax position due to the effect of the loss on the sale of an automotive operation in 2008.
Cash used in investing activities for the six months ended December 31, 2009 was approximately $4.4 million as compared to $6.5 million in the prior year. This decrease reflects a lower level of capital expenditures in 2010.
Cash used in financing activities for the six months ended December 31, 2009 of approximately $11.9 million decreased from the prior-year total of $45.5 million due primarily to decreases in treasury share repurchases and the net change in borrowing activity. At December 31, 2009, approximately 509,000 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility, we may borrow up to a maximum of $160 million at any one time. Loans may be used for general corporate purposes. We currently have no borrowings outstanding under this facility. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day.
The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2009, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At December 31, 2009, we were not aware of any event that would constitute a default under the facility.

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
For additional information regarding our credit facility, see Note 4 to the consolidated financial statements.
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other obligations, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of obligations not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of December 31, 2009 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2009 Annual Report on Form 10-K.
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
RECENTLY ADOPTED ACCOUNTING STANDARDS
Effective July 1, 2009, we adopted the provisions of a FSP on the FASB’s Emerging Issues Task Force Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which is now part of ASC Topic 260, “Earnings Per Share.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in generally accepted accounting principles for EPS. The restricted stock we previously granted to employees was deemed to meet the definition of a participating security as the employees receive nonforfeitable dividends before the stock becomes vested. Our adoption of this FSP required that we retrospectively restate EPS for all periods presented. There was no impact on EPS for the three and six months ended December 31, 2008. See further discussion in Note 1 to the consolidated financial statements.
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
Specific influences relating to these forward-looking statements include, but are not limited to:
•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the continued solvency of key customers;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	changes in market trends;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls;

•	efficiencies in plant operations, including the ability to optimize overhead utilization in candle operations;

•	the overall strength of the economy;

•	changes in financial markets;

•	slower than anticipated sales growth;

•	the extent of operational efficiencies achieved;

•	price and product competition;

•	the uncertainty regarding the effect or outcome of any decision to explore further strategic alternatives among our nonfood operations;

•	fluctuations in the cost and availability of raw materials;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	maintenance of competitive position with respect to other manufacturers, including import sources of production;
•	dependence on key personnel;

•	stability of labor relations;

•	fluctuations in energy costs;

•	dependence on contract copackers;

•	effect of governmental regulations, including environmental matters;

•	legislation and litigation affecting the future administration of the CDSOA;

•	access to any required financing;

•	changes in income tax laws;

•	unexpected costs relating to the holding or disposition of idle real estate;

•	changes in estimates in critical accounting judgments; and

•	innumerable other factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
(c) In August 2007, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 509,000 shares remained authorized for future repurchases at December 31, 2009. In the second quarter, we made no repurchases of our common stock. This share repurchase authorization does not have a stated expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders
We held our 2009 Annual Meeting of the Shareholders on November 16, 2009. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. The following three incumbent directors, whose terms will expire in 2012, were elected at the annual meeting:

	Shares		Shares
	Voted	Shares	Not
	“For”	“Withheld”	Voted

James B. Bachmann	26,515,101	122,201	1,534,459
Neeli Bendapudi	25,962,135	675,167	1,534,459
John L. Boylan	25,180,818	1,456,484	1,534,459
The shareholders also ratified the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending June 30, 2010. This proposal was ratified by 26,542,649 shares voted for; 71,817 shares voted against; and 22,836 shares abstained.

Item 6.	Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation
(Registrant)
Date: February 5, 2010	By:	/s/ John B. Gerlach, Jr.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 5, 2010	By:	/s/ John L. Boylan
John L. Boylan
Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2009
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith