Form 10-Q
period 2010-03-31
LANCASTER COLONY CORP
filed 2010-05-10
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, there were approximately 28,249,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31	June 30
(Amounts in thousands, except share data)	2010	2009
ASSETS
Current Assets:
Cash and equivalents	$95,662	$38,484
Receivables (less allowance for doubtful accounts, March — $776 and June — $942)	80,011	61,152
Inventories:
Raw materials	31,547	33,067
Finished goods and work in process	65,806	69,456

Total inventories	97,353	102,523
Deferred income taxes and other current assets	29,848	20,653

Total current assets	302,874	222,812

Property, Plant and Equipment:
Land, buildings and improvements	129,181	130,683
Machinery and equipment	239,536	239,380

Total cost	368,717	370,063
Less accumulated depreciation	202,932	199,163

Property, plant and equipment — net	165,785	170,900

Other Assets:
Goodwill	89,840	89,840
Other intangible assets — net	9,805	10,678
Other noncurrent assets	3,557	4,251

Total	$571,861	$498,481

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$41,434	$41,180
Accrued liabilities	33,553	33,399

Total current liabilities	74,987	74,579

Other Noncurrent Liabilities	15,676	16,719

Deferred Income Taxes	5,671	4,627

Shareholders’ Equity:
Preferred stock — authorized 3,050,000 shares; outstanding — none
Common stock — authorized 75,000,000 shares; outstanding — March — 28,248,471 shares; June — 28,101,885 shares	94,294	88,962
Retained earnings	1,065,671	998,476
Accumulated other comprehensive loss	(8,641)	(9,085)
Common stock in treasury, at cost	(675,797)	(675,797)

Total shareholders’ equity	475,527	402,556

Total	$571,861	$498,481

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2010	2009	2010	2009

Net Sales	$250,328	$246,027	$808,603	$798,106

Cost of Sales	188,405	193,385	598,196	647,632

Gross Margin	61,923	52,642	210,407	150,474

Selling, General and Administrative Expenses	24,328	20,155	69,196	62,333

Restructuring and Impairment Charges	87	—	2,133	1,606

Operating Income	37,508	32,487	139,078	86,535

Other (Expense) Income:
Interest expense	—	(64)	—	(1,194)
Other income — Continued Dumping and Subsidy Offset Act	—	—	893	8,696
Interest income and other — net	(6)	65	53	(131)

Income Before Income Taxes	37,502	32,488	140,024	93,906

Taxes Based on Income	13,280	11,275	47,870	33,221

Net Income	$24,222	$21,213	$92,154	$60,685

Net Income Per Common Share:
Basic and Diluted	$.86	$.76	$3.27	$2.16

Cash Dividends Per Common Share	$.30	$.285	$.885	$.85

Weighted Average Common Shares Outstanding:
Basic	28,173	27,933	28,134	28,048
Diluted	28,198	27,938	28,163	28,053
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31
(Amounts in thousands)	2010	2009

Cash Flows From Operating Activities:
Net income	$92,154	$60,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,666	16,362
Deferred income taxes and other noncash changes	1,777	3,493
Restructuring and impairment charges	528	(1,221)
Gain on disposal of property	(25)	(868)
Pension plan activity	(405)	(2,490)
Changes in operating assets and liabilities:
Receivables	(19,204)	(13,218)
Inventories	4,990	29,586
Other current assets	(9,350)	10,314
Accounts payable and accrued liabilities	743	(9,867)

Net cash provided by operating activities	86,874	92,776

Cash Flows From Investing Activities:
Payments on property additions	(8,088)	(8,941)
Proceeds from sale of property	28	1,991
Other — net	(953)	(1,026)

Net cash used in investing activities	(9,013)	(7,976)

Cash Flows From Financing Activities:
Proceeds from debt	—	25,000
Payments on debt	—	(65,000)
Purchase of treasury stock	—	(16,894)
Payment of dividends	(24,959)	(23,850)
Proceeds from the exercise of stock options	4,276	—
Decrease in cash overdraft balance	—	(4,209)

Net cash used in financing activities	(20,683)	(84,953)

Net change in cash and equivalents	57,178	(153)
Cash and equivalents at beginning of year	38,484	19,417

Cash and equivalents at end of period	$95,662	$19,264

Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$55,634	$18,803

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2009 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2010 refers to fiscal 2010, which is the period from July 1, 2009 to June 30, 2010.
Subsequent Events
We have evaluated events occurring between the end of our most recent fiscal quarter and the date the financial statements were issued and noted no events that would require recognition or disclosure in these financial statements.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Purchases of property, plant and equipment included in accounts payable at March 31, 2010 and 2009 were approximately $0.5 million and $0.1 million, respectively. These purchases, less the preceding June 30 balances, have been excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows.
Earnings Per Share
Effective July 1, 2009, we adopted the provisions of a Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which is now part of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in GAAP for EPS. The restricted stock we previously granted to employees was deemed to meet the definition of a participating security as the employees receive nonforfeitable dividends before the stock becomes vested. Our adoption of this FSP required that we retrospectively restate EPS for all periods presented. There was no impact on EPS for the three and nine months ended March 31, 2009.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share data)
Basic and diluted net income per common share were calculated as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009
Net income	$24,222	$21,213	$92,154	$60,685
Net income allocated to participating securities	(45)	(22)	(158)	(59)

Net income allocated to common shareholders	$24,177	$21,191	$91,996	$60,626

Weighted average common shares outstanding:
Basic	28,173	27,933	28,134	28,048
Incremental share effect from:
Stock options	1	—	4	—
Restricted stock	2	5	6	5
Stock-settled stock appreciation rights	22	—	19	—

Diluted	28,198	27,938	28,163	28,053

Net income per common share — basic and diluted	$.86	$.76	$3.27	$2.16
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2009 Annual Report on Form 10-K.
Note 2 — Impact of Recently Issued Accounting Standards
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which is now part of ASC Topic 715, “Compensation-Retirement Benefits.” FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP expands the disclosure set forth in GAAP for retirement benefits by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under GAAP for fair value measurements. This FSP is effective for fiscal years ending after December 15, 2009, with earlier adoption permitted. We are currently reviewing the additional disclosure requirements regarding our benefit plans’ assets.
Note 3 — Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at March 31, 2010 and June 30, 2009.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share data)
The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	March 31	June 30
	2010	2009
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(175)	(167)

Net Carrying Value	$195	$203

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(3,820)	(3,118)

Net Carrying Value	$9,200	$9,902

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(1,130)	(967)

Net Carrying Value	$410	$573

Total Net Carrying Value	$9,805	$10,678

Amortization expense relating to these assets was approximately $0.3 million and $0.9 million for both the three and nine months ended March 31, 2010 and 2009, respectively. Total annual amortization expense is estimated to be approximately $1.2 million next year, $1.1 million for the second year and $0.9 million for each of the following three years.
Note 4 — Long-Term Debt
At March 31, 2010 and June 30, 2009, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day. At March 31, 2010 and June 30, 2009, we had no borrowings outstanding under this facility. Loans may be used for general corporate purposes.
Based on the long-term nature of this facility and in accordance with GAAP, when we have outstanding borrowings under this facility, we classify the outstanding balance as long-term debt. We paid no interest for the three and nine months ended March 31, 2010, as compared to approximately $0.1 million and $1.2 million for the three and nine months ended March 31, 2009, respectively.
The facility contains two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT (as defined more specifically in the credit agreement) by Consolidated Interest Expense (as defined more specifically in the credit agreement), and the leverage ratio is calculated by dividing Consolidated Debt (as defined more specifically in the credit agreement) by Consolidated EBITDA (as defined more specifically in the credit agreement). We met the requirements of these financial covenants at March 31, 2010 and June 30, 2009.
Note 5 — Pension Benefits
We and certain of our operating subsidiaries provide multiple defined benefit pension plans. Benefits under the plans are primarily based on negotiated rates and years of service and cover the union workers at such locations. We contribute to these plans at least the minimum amount required by regulation or contract.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share data)
The following table discloses net periodic benefit cost for our pension plans:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$—	$29	$45	$89
Interest cost	529	543	1,588	1,625
Expected return on plan assets	(537)	(566)	(1,613)	(1,770)
Curtailment charge	—	331	349	331
Amortization of unrecognized net loss	124	83	372	207
Amortization of prior service cost	—	19	5	71
Amortization of unrecognized net obligation existing at transition	—	—	—	2

Net periodic benefit cost	$116	$439	$746	$555

In the first quarter of 2010, one of our plans became subject to curtailment accounting. This resulted in the immediate recognition of all of the outstanding prior service cost of the plan, which was approximately $0.3 million, as required under GAAP for retirement benefits. This charge was included in our Specialty Foods segment.
In the third quarter of 2009, one of our plans became subject to curtailment accounting. This resulted in the immediate recognition of all of the outstanding prior service cost of the plan, which was approximately $0.3 million, as required under GAAP for retirement benefits. This charge was included in our corporate expenses within continuing operations because the costs related to the retained liabilities of sold operations.
For the three and nine months ended March 31, 2010, we made pension plan contributions totaling approximately $0.8 million. We do not expect to make any further contributions to our pension plans during the remainder of 2010.
Note 6 — Postretirement Benefits
We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$4	$4	$12	$13
Interest cost	48	49	144	148
Amortization of unrecognized gain	(4)	(4)	(10)	(13)
Amortization of prior service asset	(1)	(1)	(3)	(4)

Net periodic benefit cost	$47	$48	$143	$144

For the three and nine months ended March 31, 2010, we made less than $0.1 million and approximately $0.1 million, respectively, in contributions to our postretirement medical and life insurance benefit plans. We

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share data)
expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2010.
Note 7 — Stock-Based Compensation
As approved by our shareholders in November 1995, the terms of the 1995 Key Employee Stock Option Plan (the “1995 Plan”) reserved 3,000,000 common shares for issuance to qualified key employees. All options granted under the 1995 Plan were exercisable at prices not less than fair market value as of the date of grant. The 1995 Plan expired in August 2005, but there were options issued under this plan that were exercisable through February 2010. In general, options granted under the 1995 Plan vested immediately and had a maximum term of five years. Our policy is to issue shares upon option exercise from new shares that had been previously authorized.
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
Stock Options
Until 2008, we used stock options as the primary vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. Under GAAP for stock-based compensation, we calculated the fair value of option grants using the Black-Scholes option-pricing model. There were no grants of stock options during the nine months ended March 31, 2010 and 2009.
We recognized compensation expense over the requisite service period. Total compensation cost related to stock options for the three and nine months ended March 31, 2010 was zero, as compared to zero and less than $0.1 million for the three and nine months ended March 31, 2009, respectively. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. No initial tax benefits were recorded for the portion of these compensation costs that relate to incentive stock options, which do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
During the three and nine months ended March 31, 2010, we received approximately $0.3 million and $4.0 million, respectively, in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $0.1 million and $0.9 million, respectively. A related tax benefit of less than $0.1 million and approximately $0.3 million was recorded in the three and nine months ended March 31, 2010, respectively. These tax benefits were included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefits include less than $0.1 million of gross windfall tax benefits for the three and nine months ended March 31, 2010.
There were no stock option exercises during the nine months ended March 31, 2009.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share data)
The following table summarizes the activity relating to stock options granted under the 1995 Plan mentioned above for the nine months ended March 31, 2010:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Outstanding at beginning of period	96	$41.52
Exercised	(95)	41.52
Expired	(1)	41.52

Outstanding at end of period	—	$—	—	$—

Stock-Settled Stock Appreciation Rights
Since 2008, we have used periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. Under GAAP for stock-based compensation, we calculate the fair value of SSSARs grants using the Black-Scholes option-pricing model.
In February 2010 and 2009, we granted 167,950 and 77,700 SSSARs, respectively, to various employees under the terms of the 2005 Plan discussed previously. The weighted average per share fair value of the 2010 SSSARs grant was $11.81 and was estimated at the date of grant using the following assumptions: risk-free interest rate of 1.67%; dividend yield of 2.04%; volatility factor of the expected market price of our common stock of 29.97%; and a weighted average expected life of 3.5 years. The weighted average per share fair value of the 2009 SSSARs grant was $6.89 and was estimated at the date of grant using the following assumptions: risk-free interest rate of 1.63%; dividend yield of 2.86%; volatility factor of the expected market price of our common stock of 28.13%; and a weighted average expected life of 3.5 years. For both grants, the volatility factor was estimated based on actual historical volatility of our stock for a time period equal to the term of the SSSARs. The expected average life was calculated using the simplified method as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin 110, as we do not yet have sufficient historical exercise experience for this type of grant. The SSSARs from both grants vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for each of these grants.
We recognize compensation expense over the requisite service period. Total compensation cost related to SSSARs was approximately $0.2 million and $0.4 million for the three and nine months ended March 31, 2010, respectively, as compared to approximately $0.1 million and $0.2 million for the three and nine months ended March 31, 2009, respectively. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. We recorded a tax benefit of less than $0.1 million and approximately $0.1 million for the three and nine months ended March 31, 2010 and 2009, respectively.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share data)
The following table summarizes the activity relating to SSSARs granted under the 2005 Plan mentioned above for the nine months ended March 31, 2010:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Rights	Price	Life in Years	Value
Outstanding at beginning of period	222	$38.85
Exercised	(74)	38.66
Granted	168	58.79
Forfeited	(1)	38.31

Outstanding at end of period	315	$49.54	4.17	$2,945

Exercisable and vested at end of period	45	$38.63	3.12	$909

Vested and expected to vest at end of period	301	$49.57	4.17	$2,809

The following table summarizes the status of, and changes to, unvested SSSARs during the nine months ended March 31, 2010:

		Weighted
	Number	Average
	of	Grant Date
	Rights	Fair Value
Unvested at beginning of period	179	$6.39
Granted	168	11.81
Vested	(76)	6.30
Forfeited	(1)	6.00

Unvested at end of period	270	$9.78

At March 31, 2010, there was approximately $2.4 million of total unrecognized compensation cost related to SSSARs that we will recognize over a weighted-average period of approximately 2.55 years.
Restricted Stock
Since 2008, we have used periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In February 2010 and 2009, we granted a total of 25,000 and 5,800 shares of restricted stock, respectively, to various key employees under the terms of the 2005 Plan discussed above. The restricted stock granted in 2010 had a grant date fair value of approximately $1.5 million based on a per share closing stock price of $58.79. The restricted stock granted in 2009 had a grant date fair value of approximately $0.2 million based on a per share closing stock price of $39.86. The restricted stock under each of these grants vests on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for each of these grants. Under the terms of the grants, employees will receive dividends on unforfeited restricted stock regardless of their vesting status.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share data)
We recognize compensation expense over the requisite service period. Total compensation cost related to restricted stock for the three and nine months ended March 31, 2010 was approximately $0.2 million and $0.6 million, respectively, as compared to approximately $0.2 million and $0.4 million in the corresponding periods of the prior year. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. We recorded a tax benefit of approximately $0.1 million and $0.2 million for the three and nine months ended March 31, 2010, respectively, as compared to less than $0.1 million and approximately $0.1 million in the corresponding periods of the prior year.
The following table summarizes the activity related to restricted stock granted under the 2005 Plan mentioned above for the nine months ended March 31, 2010:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	43	$35.61
Granted	33	56.79
Vested	(14)	29.57
Forfeited	—	—

Unvested restricted stock at end of period	62	$48.46

Expected to vest restricted stock at end of period	60	$48.35

At March 31, 2010, there was approximately $2.0 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted average period of approximately 2.28 years.
Note 8 — Restructuring and Impairment Charges
Specialty Foods Segment — Fiscal 2010
In the first quarter of 2010, we committed to a plan to close our dressings and sauces manufacturing operation located in Wilson, New York. This decision was intended to provide greater efficiency in our Specialty Foods segment by consolidating most of this facility’s operations into other existing plants, outsourcing certain requirements and exiting less profitable dressing lines. Production at this facility was phased out in the second quarter of 2010, and while timing of the disposal of the associated real estate is difficult to predict, this closure was essentially complete at December 31, 2009. The operations of this location have not been reclassified to discontinued operations in accordance with GAAP for the impairment or disposal of long-lived assets.
During the three and nine months ended March 31, 2010, we recorded restructuring charges of approximately $0.1 million (less than $0.1 million after taxes) and $2.3 million ($1.5 million after taxes), respectively, including approximately $0.2 million recorded in Cost of Sales for the write-down of inventories. The remaining charges consisted of one-time termination benefits, a pension curtailment charge and other various closing costs. Cash expenditures for the three and nine months ended March 31, 2010 were approximately $0.1 million and $1.8 million, respectively, and were for the one-time termination benefits and other closing costs.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share data)
An analysis of the restructuring activity for the nine months ended March 31, 2010 recorded within the Specialty Foods segment follows:

	Accrual at		2010	Accrual at
	June 30,	2010	Cash	March 31,
	2009	Charges	Outlays	2010
Restructuring Charges
Employee Separation Costs	$—	$1,643	$(1,643)	$—
Other Costs	—	141	(141)	—

Subtotal	$—	1,784	$(1,784)	$—

Pension Curtailment Charges		349
Inventory Write-Down		179

Total Restructuring Charges		$2,312

We do not expect any other restructuring costs or cash expenditures related to this closure. The total costs associated with this closure were ultimately less than originally estimated due to the actual timing of the closure and its impact on the one-time termination benefits and also due to lower than expected other closing costs.
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
Held for Sale
As a result of the current-year closing discussed above, as well as various prior-year restructuring and divestiture activities, we have certain “held for sale” properties with a total net book value of approximately $2.9 million that have been reclassified to current assets and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with GAAP for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share data)
Note 9 — Income Taxes
The gross tax contingency reserve at March 31, 2010 was approximately $1.3 million and consisted of tax liabilities of approximately $0.7 million and penalties and interest of approximately $0.6 million. In accordance with GAAP for income taxes, we have classified the entire balance at March 31, 2010 as long-term liabilities as these amounts are not expected to be paid within the next 12 months. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.
During 2010, we executed several state tax voluntary disclosure agreements. The settlement of these liabilities resulted in pre-tax income of approximately $0.9 million, which impacted our effective tax rate for the nine months ended March 31, 2010 by approximately 0.5%.
Note 10 — Business Segment Information
The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2009 consolidated financial statements:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009
Net Sales
Specialty Foods	$216,471	$216,894	$675,911	$683,073
Glassware and Candles	33,857	29,133	132,692	115,033

Total	$250,328	$246,027	$808,603	$798,106

Operating Income (Loss)
Specialty Foods	$38,702	$35,910	$138,000	$99,050
Glassware and Candles	1,672	(927)	9,485	(4,796)
Corporate Expenses	(2,866)	(2,496)	(8,407)	(7,719)

Total	$37,508	$32,487	$139,078	$86,535

Note 11 — Commitments and Contingencies
In addition to the items discussed below, at March 31, 2010, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands, except per share data)
The uncertainties surrounding the legislative and administrative challenges have been compounded by cases brought in U.S. courts challenging the CDSOA. In two separate cases, the U.S. Court of International Trade (“CIT”) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The U.S. Court of Appeals for the Federal Circuit reversed both CIT decisions in 2009, but the cases remain subject to further appeal. Other cases remain pending that challenge certain aspects of the CDSOA, any of which could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007.
The extent to which we may receive any future CDSOA distributions is subject to the legal challenges and uncertainties described above. Accordingly, we cannot predict the amount of future distributions, and it is possible that we may not receive any further distributions. Any reduction in CDSOA distributions could reduce our earnings and cash flow.
Note 12 — Comprehensive Income
Total comprehensive income for the three and nine months ended March 31, 2010 was approximately $24.3 million and $92.6 million, respectively. Total comprehensive income for the three and nine months ended March 31, 2009 was approximately $17.9 million and $57.5 million, respectively. The March 31, 2010 and 2009 comprehensive income consists of net income and the amortization of pension and postretirement losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollars in thousands)
OVERVIEW
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three and nine months ended March 31, 2010 and our financial condition as of March 31, 2010. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2010 refers to fiscal 2010, which is the period from July 1, 2009 to June 30, 2010. In the discussion that follows, we analyze the results of our operations for the three and nine months ended March 31, 2010, including the trends in our overall business, followed by a discussion of our financial condition.
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

We have made substantial capital investments to support our existing food operations and future growth opportunities. Based on our current plans and expectations, we believe that total capital expenditures for 2010 are likely not to exceed $15 million.
Summary of 2010 Results
The following is a comparative overview of our consolidated operating results for the three and nine months ended March 31, 2010 and 2009.
Net sales for the third quarter ended March 31, 2010 increased 2% to approximately $250.3 million from the prior-year total of $246.0 million. This sales growth was driven by a 16% increase in sales of the Glassware and Candles segment, as partially offset by a slight decrease in sales of the Specialty Foods segment. Gross margin increased 18% to approximately $61.9 million from the prior-year third quarter total of $52.6 million. Lower raw-material costs, a more favorable sales mix in the Specialty Foods segment and the benefits of higher candle sales contributed to the higher gross margins. Net income for the three months ended March 31, 2010 totaled approximately $24.2 million, or $.86 per diluted share. Net income totaled approximately $21.2 million, or $.76 per diluted share, in the third quarter of 2009.
Year-to-date net sales for the period ended March 31, 2010 increased 1% to approximately $808.6 million from the prior year-to-date total of $798.1 million. Gross margin increased to approximately $210.4 million from the prior year-to-date total of $150.5 million. Net income for the nine months ended March 31, 2010 totaled approximately $92.2 million, or $3.27 per diluted share. Net income totaled approximately $60.7 million, or $2.16 per diluted share, in the nine months ended March 31, 2009.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2010	2009	Change		2010	2009	Change

Net Sales
Specialty Foods	$216,471	$216,894	$(423)	0%	$675,911	$683,073	$(7,162)	(1)%
Glassware and Candles	33,857	29,133	4,724	16%	132,692	115,033	17,659	15%

Total	$250,328	$246,027	$4,301	2%	$808,603	$798,106	$10,497	1%

Gross Margin	$61,923	$52,642	$9,281	18%	$210,407	$150,474	$59,933	40%

Gross Margin as a Percentage of Sales	24.7%	21.4%			26.0%	18.9%

Consolidated net sales for the third quarter and nine months ended March 31, 2010 increased 2% and 1%, respectively. During both periods, increased sales within the Glassware and Candles segment were partially offset by slightly lower sales within the Specialty Foods segment.
For the three and nine months ended March 31, 2010, net sales of the Specialty Foods segment declined by less than 1% and 1%, respectively. This decline reflected moderately lower foodservice sales. Foodservice sales declined by approximately 6% and 9% for the three and nine months ended March 31, 2010, respectively, with contributing factors including weaker restaurant chain demand and downward pricing adjustments in certain of our customer supply arrangements that occurred as a result of lower key ingredient costs. We believe the foodservice weakness will persist at some level through the balance of 2010. Retail sales increased approximately 6% for the three and nine months ended March 31, 2010, on volume growth and a slightly earlier Easter holiday than in the prior-year comparative period. While pricing for retail products remained relatively firm through the nine months ended March 31, 2010, competitive conditions could lead to lower net pricing levels among certain products during calendar 2010.
The increase in net sales of the Glassware and Candles segment for both the three and nine months ended March 31, 2010 reflected higher unit volume on improved consumer demand for high-quality, value-priced candles and the introduction and success of various new products.

As a percentage of sales, our consolidated gross margin for the three and nine months ended March 31, 2010 was 24.7% and 26.0%, respectively, as compared to 21.4% and 18.9% achieved in the prior-year comparative periods.
In the Specialty Foods segment, gross margin percentages improved in both the three and nine months ended March 31, 2010 as a result of operating efficiency improvements, a stronger retail sales mix and lower commodity costs. We estimate the favorable year-over-year impact of commodity costs for the three and nine months ended March 31, 2010 exceeded $7 million and $38 million, respectively. We believe that the comparative impact of commodity costs will be significantly less beneficial over the balance of 2010, as we expect some of the cost comparisons to turn unfavorable.
In March 2010, we announced a recall of a limited number of veggie and chip dip food products after being notified by one of our suppliers, Basic Food Flavors, Inc., of a recall of an ingredient used in our products due to potential salmonella contamination. We recorded costs of approximately $0.5 million related to this recall in the three months ended March 31, 2010. We estimate the total costs of the recall will be approximately $1.9 million. We expect reimbursement of certain costs incurred over our deductible from our insurance carrier and thus have recorded a receivable of approximately $1.4 million at March 31, 2010.
Gross margin percentages in the Glassware and Candles segment improved from the prior-year periods due to lower material costs, especially for paraffin wax, and higher sales and production levels. However, we expect paraffin wax cost comparisons to turn unfavorable before the end of 2010.
Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2010	2009	Change		2010	2009	Change
Selling, General and Administrative Expenses	$24,328	$20,155	$4,173	21%	$69,196	$62,333	$6,863	11%

SG&A Expenses as a Percentage of Sales	9.7%	8.2%			8.6%	7.8%

Consolidated selling, general and administrative costs of approximately $24.3 million and $69.2 million for the three and nine months ended March 31, 2010, respectively, increased by 21% and 11%, respectively, from the $20.2 million and $62.3 million incurred in the corresponding periods of the prior year. Increased costs in consumer-directed marketing initiatives to support retail sales and increased professional fees within the Specialty Foods segment contributed to the overall increase.
Restructuring and Impairment Charges
Specialty Foods Segment — Fiscal 2010
In the first quarter of 2010, we committed to a plan to close our dressings and sauces manufacturing operation located in Wilson, New York. This decision was intended to provide greater efficiency in our Specialty Foods segment by consolidating most of this facility’s operations into other existing plants, outsourcing certain requirements and exiting less profitable dressing lines. Production at this facility was phased out in the second quarter of 2010, and while timing of the disposal of the associated real estate is difficult to predict, this closure was essentially complete at December 31, 2009. The operations of this location have not been reclassified to discontinued operations in accordance with U.S. generally accepted accounting principles (“GAAP”) for the impairment or disposal of long-lived assets.
During the three and nine months ended March 31, 2010, we recorded restructuring charges of approximately $0.1 million (less than $0.1 million after taxes) and $2.3 million ($1.5 million after taxes), respectively, including approximately $0.2 million recorded in Cost of Sales for the write-down of inventories. The remaining charges consisted of one-time termination benefits, a pension curtailment charge and other various closing costs. Cash expenditures for the three and nine months ended March 31, 2010 were approximately $0.1 million and $1.8 million, respectively, and were for the one-time termination benefits and other closing costs.

An analysis of the restructuring activity for the nine months ended March 31, 2010 recorded within the Specialty Foods segment follows:

	Accrual at		2010	Accrual at
	June 30,	2010	Cash	March 31,
	2009	Charges	Outlays	2010
Restructuring Charges
Employee Separation Costs	$—	$1,643	$(1,643)	$—
Other Costs	—	141	(141)	—

Subtotal	$—	1,784	$(1,784)	$—

Pension Curtailment Charges		349
Inventory Write-Down		179

Total Restructuring Charges		$2,312

We do not expect any other restructuring costs or cash expenditures related to this closure. The total costs associated with this closure were ultimately less than originally estimated due to the actual timing of the closure and its impact on the one-time termination benefits and also due to lower than expected other closing costs.
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
Held for Sale
As a result of the current-year closing discussed above, as well as various prior-year restructuring and divestiture activities, we have certain “held for sale” properties with a total net book value of approximately $2.9 million that have been reclassified to current assets and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with GAAP for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.

Operating Income (Loss)
The foregoing factors contributed to consolidated operating income totaling approximately $37.5 million and $139.1 million for the three and nine months ended March 31, 2010, respectively. These amounts represent increases of 15% and 61% from the corresponding periods of the prior year. By segment, our operating income can be summarized as follows:

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2010	2009	Change		2010	2009	Change

Operating Income (Loss)

Specialty Foods	$38,702	$35,910	$2,792	8%	$138,000	$99,050	$38,950	39%

Glassware and Candles	1,672	(927)	2,599	280%	9,485	(4,796)	14,281	298%

Corporate Expenses	(2,866)	(2,496)	(370)	15%	(8,407)	(7,719)	(688)	9%

Total	$37,508	$32,487	$5,021	15%	$139,078	$86,535	$52,543	61%

Operating Income (Loss) as a Percentage of Sales

Specialty Foods	17.9%	16.6%			20.4%	14.5%

Glassware and Candles	4.9%	(3.2)%			7.1%	(4.2)%

Consolidated	15.0%	13.2%			17.2%	10.8%
Interest Expense
We incurred no interest expense for the three and nine months ended March 31, 2010 as there were no borrowings outstanding during the period. We incurred interest expense of approximately $0.1 million and $1.2 million for the three and nine months ended March 31, 2009, respectively, related to long-term borrowings.
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
The uncertainties surrounding the legislative and administrative challenges have been compounded by cases brought in U.S. courts challenging the CDSOA. In two separate cases, the U.S. Court of International Trade (“CIT”) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The U.S. Court of Appeals for the Federal Circuit reversed both CIT decisions in 2009, but the cases remain subject to further appeal. Other cases remain pending that challenge certain aspects of the CDSOA, any of which could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007.

The extent to which we may receive any future CDSOA distributions is subject to the legal challenges and uncertainties described above. Accordingly, we cannot predict the amount of future distributions, and it is possible that we may not receive any further distributions. Any reduction in CDSOA distributions could reduce our earnings and cash flow.
Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended March 31, 2010 increased by approximately $5.0 million to $37.5 million from the prior-year total of $32.5 million. Income before income taxes for the nine months ended March 31, 2010 and 2009 was approximately $140.0 million and $93.9 million, respectively. Our effective tax rate of 34.2% for the nine months ended March 31, 2010 decreased from the prior-year rate of 35.4%. This decrease reflected, in part, a favorable resolution of certain previously-reserved state and local tax matters in 2010, as further discussed in Note 9 to the consolidated financial statements.
Net Income
Third quarter net income for 2010 of approximately $24.2 million increased from the preceding year’s net income for the quarter of $21.2 million, as influenced by the factors noted above. Year-to-date net income of approximately $92.2 million was higher than the prior year-to-date total of $60.7 million. Net income per share for the third quarter of 2010 totaled $.86 per basic and diluted share, as compared to $.76 per basic and diluted share recorded in the prior year. Year-to-date net income per share was $3.27 per basic and diluted share, as compared to $2.16 per basic and diluted share for the prior-year period.
FINANCIAL CONDITION
For the nine months ended March 31, 2010, net cash provided by operating activities totaled approximately $86.9 million as compared to $92.8 million in the prior-year period. The decrease results from comparatively unfavorable relative changes in working capital components, including receivables, inventory and other current assets, as partially offset by a higher level of net income and a comparatively favorable relative change in accounts payable and accrued liabilities. The increase in receivables relates to the strength of sales in March relative to June. This fluctuation was more pronounced in 2010 as influenced by higher consolidated sales and a greater sales mix of candles, which tend to bear longer-dated payment terms. The larger decline in inventories that occurred for the nine months ended March 2009 related to a then-stronger trend of falling material costs as well as a program to reduce candle inventories to more historic levels. The contrast in the changes in other current assets reflects, in part, the effect of a loss on sale of an automotive operation in late 2008 contributing to a shift from a large prepaid income tax position existing as of June 30, 2008 to an accrued income tax position by March 2009.
Cash used in investing activities for the nine months ended March 31, 2010 was approximately $9.0 million as compared to $8.0 million in the prior year. This increase reflects lower proceeds from the sale of property, as partially offset by a lower level of capital expenditures in 2010.
Cash used in financing activities for the nine months ended March 31, 2010 of approximately $20.7 million decreased from the prior-year total of approximately $85.0 million due primarily to decreases in treasury share repurchases and the net change in borrowing activity. At March 31, 2010, approximately 509,000 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility, we may borrow up to a maximum of $160 million at any one time. Loans may be used for general corporate purposes. We currently have no borrowings outstanding under this facility. The facility expires on October 5, 2012, and all outstanding amounts are due and payable on that day.
The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2010, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At March 31, 2010, we were not aware of any event that would constitute a default under the facility.
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
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other obligations, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of obligations not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of March 31, 2010 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2009 Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those disclosed in our 2009 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2008, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which is now part of Accounting Standards Codification (“ASC”) Topic 715, “Compensation-Retirement Benefits.” FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP expands the disclosure set forth in GAAP for retirement benefits by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under GAAP for fair value measurements. This FSP is effective for fiscal years ending after December 15, 2009, with earlier adoption permitted. We are currently reviewing the additional disclosure requirements regarding our benefit plans’ assets.
RECENTLY ADOPTED ACCOUNTING STANDARDS
Effective July 1, 2009, we adopted the provisions of a FSP on the FASB’s Emerging Issues Task Force Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which is now part of ASC Topic 260, “Earnings Per Share.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in GAAP for EPS. The restricted stock we previously granted to employees was deemed to meet the definition of a participating security as the employees receive nonforfeitable dividends before the stock becomes vested. Our adoption of this FSP required that we retrospectively restate EPS for all periods presented. There was no impact on EPS for the three and nine months ended March 31, 2009. See further discussion in Note 1 to the consolidated financial statements.

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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In August 2007, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 509,000 shares remained authorized for future repurchases at March 31, 2010. In the third quarter, we made no repurchases of our common stock. This share repurchase authorization does not have a stated expiration date.
Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation

(Registrant)

Date: May 10, 2010	By:	/s/ John B. Gerlach, Jr. John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date: May 10, 2010	By:	/s/ John L. Boylan

John L. Boylan Treasurer, Vice President, Assistant Secretary,
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2010
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith