Form 10-K
period 2010-06-30
LANCASTER COLONY CORP
filed 2010-08-25
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on December 31, 2009 was approximately $958,704,000, based on the closing price of these shares on that day.
As of August 17, 2010, there were approximately 28,083,000 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
We operate in two business segments — “Specialty Foods” and “Glassware and Candles” — with the sales of these segments accounting for approximately 85% and 15%, respectively, of consolidated net sales for the year ended June 30, 2010. The financial information relating to business segments for the three years in the periods ended June 30, 2010, 2009 and 2008 is included in Note 15 to the consolidated financial statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.
Specialty Foods
The food products we manufacture and sell include salad dressings and sauces marketed under the brand names “Marzetti,” “T. Marzetti,” “Cardini’s,” “Pfeiffer” and “Girard’s”; fruit glazes, vegetable dips and fruit dips marketed under the brand name “T. Marzetti”; Greek yogurt vegetable dips marketed under the brand name “Otria”; frozen breads marketed under the brand names “New York BRAND” and “Mamma Bella”; frozen Parkerhouse style yeast dinner rolls and sweet rolls, as well as biscuits, marketed under the brand names “Sister Schubert’s,” “Marshall’s” and “Mary B’s”; premium dry egg noodles marketed under the brand names “Inn Maid” and “Amish Kitchen”; frozen specialty noodles and pastas marketed under the brand names “Reames” and “Aunt Vi’s”; croutons and related products marketed under the brand names “New York BRAND,” “Texas Toast,” “Chatham Village,” “Cardini’s” and “T. Marzetti” and caviar marketed under the brand name “Romanoff.” A portion of our sales in this segment relates to products sold under private label to retailers, distributors and restaurants primarily in the United States. Additionally, a portion of our sales relates to frozen specialty noodles and pastas sold to industrial customers for use as ingredients in their products.
The dressings, sauces, croutons, fruit glazes, vegetable dips, fruit dips, frozen breads and yeast rolls are sold primarily through sales personnel, food brokers and distributors in various geographic areas in the United States, with sales being made to retail, club stores and foodservice markets. We have strong placement of products in U.S. grocery produce departments through our refrigerated salad dressings, vegetable and fruit dips, and croutons. Within the frozen aisles of grocery retailers, we also have prominent market positions of frozen yeast rolls, as well as garlic breads. Products we sell in the foodservice markets are often custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. Similar to our retail efforts, we utilize our research and development resources to accommodate a strong desire for new and differentiated products among our foodservice users. The dry egg noodles, frozen specialty noodles and pasta are sold through sales personnel, food brokers and distributors to retail, foodservice and industrial markets.
Sales attributable to one customer comprised approximately 17%, 15% and 13% of this segment’s total net sales in 2010, 2009 and 2008, respectively. No other customer accounted for more than 10% of this segment’s total net sales. Although we have the leading market share in several product categories, all of the markets in which we sell food products are highly competitive in the areas of price, quality and customer service.
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
A significant portion of this segment’s product lines is manufactured at our 14 food plants located throughout the United States. However, certain items are also manufactured and packaged by third parties located in the United States, Canada and Europe.
Efficient and cost-effective production remains a key focus of the Specialty Foods segment. In 2010, we consolidated most of the operations of our dressings and sauces manufacturing operation located in Wilson, New York into other existing plants, outsourced certain requirements and exited less profitable dressing lines to achieve greater efficiency in our Specialty Foods segment. In 2009, we also consolidated our Atlanta, Georgia dressing operation into our other existing food facilities as part of our cost-reduction efforts within this segment. Beyond this segment’s ongoing initiatives for cost savings and operational improvements, in recent years we completed the construction of two new production facilities in Hart County, Kentucky. Our salad dressing plant provided us with incremental capacity enabling us to achieve operating efficiencies at both the new and existing dressing plant locations. Our frozen yeast rolls plant helped to satisfy increased customer demand and improved operating efficiencies.
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
All the markets in which we sell candle products are highly competitive in the areas of design, price, quality and customer service. Sales attributable to one customer comprised approximately 61%, 49% and 34% of this segment’s total net sales in 2010, 2009 and 2008, respectively. No other customer accounted for more than 10% of this segment’s total net sales.
Seasonal retail stocking patterns cause certain products in this segment to experience increased sales in the first half of the fiscal year. We do not use any franchises or concessions in this segment. The patents and licenses under which we operate are not essential to the overall success of this segment. Certain trademarks are important, however, to this segment’s marketing efforts.

NET SALES BY CLASS OF PRODUCTS
The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products that account for at least 10% of our consolidated net sales in any year from 2008 through 2010:

	2010	2009	2008
Specialty Foods:
Non-frozen	52%	54%	53%
Frozen	33%	33%	29%
Glassware and Candles:
Consumer table and giftware	15%	13%	15%
Net sales attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) totaled approximately 23%, 20% and 17% of consolidated net sales for 2010, 2009 and 2008, respectively.
RESEARCH AND DEVELOPMENT
The estimated amount spent during each of the last three years on research and development activities determined in accordance with generally accepted accounting principles was less than 1% of net sales.
BACKLOG
The nature of our backlog varies by segment. Orders in our Specialty Foods segment are generally filled in three to seven days following the receipt of the order. In our Glassware and Candles segment, certain orders are received in a highly seasonal manner for which the timing can materially impact the amount of the backlog we have at any point in time without being an indication of longer-term sales. Due to these variables, we do not view the amount of backlog at any particular point in time as a meaningful indicator of longer-term shipments.
ENVIRONMENTAL MATTERS
Certain of our operations are subject to various Federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations is not expected to have a material adverse effect upon the level of capital expenditures, earnings or our competitive position for the succeeding year.
EMPLOYEES AND LABOR RELATIONS
As of June 30, 2010, we had approximately 3,200 employees. Approximately 20% of these employees are represented under various collective bargaining agreements, which expire at various times through calendar year 2013. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material adverse effect on our business and results of operations.
FOREIGN OPERATIONS AND EXPORT SALES
Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations.
RAW MATERIALS
During 2010, we obtained adequate supplies of raw materials for all of our segments. We rely on a variety of raw materials for the day-to-day production of our products, including soybean oil, certain dairy-related products, flour, glass, fragrances and colorant agents, paraffin and other waxes and plastic and paper packaging materials.
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
Competition within all our markets is intense and is expected to remain so. Numerous competitors exist, many of which are larger than us in size. Global production overcapacity has also had an impact on operations within our Glassware and Candles segment. These competitive conditions could lead to significant downward pressure on the prices of our products, which could have a material adverse effect on our revenues and profitability.
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
Wal-Mart is our largest customer and the loss of its business could cause our sales and net income to decrease.
Our net sales to Wal-Mart represented approximately 23% of consolidated net sales for the year ended June 30, 2010. We believe that our relationship with Wal-Mart is good, but we cannot assure that we will be able to maintain this relationship. In addition, changes in Wal-Mart’s general business model, such as reducing branded products or devoting more shelf space to private label products, could affect the profitability of our business with Wal-Mart even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Wal-Mart’s financial condition could also have a material adverse effect on our business and results of operations.
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
A disruption of production at certain manufacturing facilities could result in an inability to provide adequate levels of customer service.
Because we source certain products from single manufacturing sites, it is possible that we could experience a production disruption that results in a reduction or elimination of the availability of some of our products. Should we not be able to obtain alternate production capability in a timely manner, a negative impact on our operations could result, including the potential for long-term loss of product placement with various customers.
We may be subject to product recalls or product liability claims for mislabeled, adulterated, contaminated or spoiled food products or defective consumer products.
Our operations could be impacted by both genuine and fictitious claims regarding our products and our competitors’ products. Under adverse circumstances, we may need to recall some of our products if they are, or have the potential to be, adulterated, mislabeled, contaminated, or contain a defect. Any of these circumstances could necessitate a recall due to a substantial product hazard or out of an abundance of caution to avoid any potential product hazards. Any recall could cause us to incur substantial costs and, therefore, may have an adverse effect on our results of operations. In addition, we may also be liable if the consumption of any of our products causes injury.
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
We are subject to volatility in energy-related costs that affect the cost of producing our products. This is true in both our Glassware and Candles segment, in which we use large amounts of wax, and in our Specialty Foods segment, in which we utilize petroleum-derived packaging materials. Increases in these types of costs could have a material adverse effect on our business and results of operations.
The availability and cost of transportation for our products is vital to our success, and the loss of availability or increase in the cost of transportation could have an unfavorable impact on our business and results of operations.
Our ability to obtain adequate and reasonably-priced methods of transportation to distribute our products is a key factor to our success. Our Specialty Foods segment requires the use of refrigerated trailers to ship a substantial portion of its products. Delays in transportation, especially in our Specialty Foods segment, where orders are generally filled in three to seven days following the receipt of the order, could have a material adverse effect on our business and results of operations. Further, high fuel costs also negatively impact our financial results. We are often required to pay fuel surcharges to third-party transporters of our products due to high fuel costs. These fuel surcharges can be substantial and would increase our cost of goods sold. If we were unable to pass those high costs to our customers in the form of price increases, those high costs could have a material adverse effect on our business and results of operations.
Our inability to successfully renegotiate union contracts and any prolonged work stoppages or other business disruptions could have an adverse effect on our business and results of operations.
We believe that our labor relations with unionized employees are good, but our inability to negotiate the renewal of these contracts could have a material adverse effect on our business and results of operations. Any prolonged work stoppages could also have an adverse effect on our results of operations.
We are also subject to risks of other business disruptions associated with our dependence on our production facilities and our distribution systems. Natural disasters, terrorist activity or other events could interrupt our production or distribution and have a material adverse effect on our business and results of operations, including the potential for long-term loss of product placement with various customers.
There is no certainty regarding the amount of future CDSOA distributions.
The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $0.9 million, $8.7 million and $2.5 million in 2010, 2009 and 2008, respectively. These remittances related to certain candles being imported from the People’s Republic of China.
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
In addition to this legislative development, cases have been brought in U.S. courts challenging the CDSOA. In two separate cases, the U.S. Court of International Trade (“CIT”) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The U.S. Court of Appeals for the Federal Circuit reversed both CIT decisions. We are unable to determine, at this time, what the ultimate outcome of litigation regarding the CDSOA will be, and it is possible that further legal action, potential additional changes in the law and other factors could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007. Accordingly, we cannot predict the amount of future distributions, and it is possible that we may not receive any further distributions under the CDSOA. Any reduction in CDSOA distributions could reduce our earnings and cash flow.
Restructuring and impairment charges could have a material adverse effect on our financial results.
We recorded restructuring and impairment charges totaling approximately $2.5 million, $1.6 million and $1.3 million in 2010, 2009 and 2008, respectively. Likewise, future events may occur that could adversely affect the reported value of our assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, or a material adverse change in our relationship with significant customers.
We may not be able to successfully consummate proposed acquisitions or divestitures or integrate acquired businesses.
From time to time, we evaluate acquiring other businesses that would strategically fit within our various operations. If we are unable to consummate, successfully integrate and grow these acquisitions and to realize contemplated revenue growth, synergies and cost savings, our financial results could be adversely affected. In addition, we may, from time to time, divest businesses that are less of a strategic fit within our portfolio or do not meet our growth or profitability targets. As a result, our profitability may be impacted by either gains or losses on the sales of those businesses or lost operating income or cash flows from those businesses. We may also not be able to divest businesses that are not core businesses or may not be able to do so on terms that are favorable to us. Further, a buyer’s inability to fulfill contractual obligations that were assigned as part of a business divestiture, including those relating to customer contracts, could lead to future financial loss on our part. In addition, we may be required to incur asset impairment or restructuring charges related to acquired or divested businesses, which may reduce our profitability and cash flows. These potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers.
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
For the first time in several years, we began incurring borrowings in 2007. These borrowings continued throughout 2008 and much of 2009. Although we do not have any outstanding debt at this time, we may incur indebtedness in 2011 or beyond for a variety of reasons, including acquisitions or potential changes in capitalization that might require significant cash expenditure. It is also possible that future borrowings may be at higher average levels than in 2008 and 2009. A consequence of such indebtedness could be a reduction in the level of our profitability due to higher interest expense. Depending on the future extent and availability of our borrowings, we could also become more vulnerable to economic downturns, require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise be unable to meet our obligations when due. For more information regarding our debt, see the “Liquidity and Capital Resources” section in Item 7 of this Annual Report on Form 10-K.
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
We rely on the success of our well-recognized brand names. If we are not successful in maintaining our brand recognition, this could have a material adverse effect on our business and results of operations. We intend to maintain our strong brand recognition by continuing to devote resources to advertising, marketing and other brand-building efforts. The costs of maintaining our brands are increasing, and these increased costs could have a material adverse impact on our financial results.

We rely on the performance of major retailers, wholesalers, food brokers, distributors, foodservice customers and mass merchants for the success of our business, and should they perform poorly or give higher priority to other brands or products, our business could be adversely affected.
We sell our products principally to retail outlets and wholesale distributors, including traditional supermarkets, mass merchants, warehouse clubs, wholesalers, foodservice distributors and direct accounts, specialty food distributors, nonfood outlets such as drug store chains and dollar stores. The replacement by or poor performance of our major wholesalers, retailers or chains, or our foodservice customers, or our inability to collect accounts receivable from our customers, could have a material adverse effect on our results of operations and financial condition.
In addition, many of our customers offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that these customers may give higher priority or promotional support to their own products or to the products of our competitors or discontinue the use of our products in favor of their own products or other competing products. If we are not successful in maintaining our retail shelf space or priority with these customers, this could have a material adverse effect on our business and results of operations.
Inherent risks associated with our idle real property, such as our inability to sell it in a reasonable time period, could have an adverse effect on our business and results of operations.
As a result of recent strategic alternative activities, we currently hold various parcels of real property that are not currently used in our operations. These facilities have a net book value at June 30, 2010 of approximately $2.7 million. In addition, we may make further specific determinations in the future with respect to additional facilities or sell other operations while retaining the associated real property. These determinations could be announced at any time. Possible adverse consequences resulting from or related to these properties may include various accounting charges, disposition costs related to the potential sale of a property, costs associated with leasing obligations, and other normal or attendant risks and uncertainties associated with holding, leasing or selling real property.
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
The loss of the services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations.
Our operations and prospects depend in large part on the performance of our senior management team, several of which are long-serving employees with significant knowledge of our business model and operations. Should we not be able to find qualified replacements for any of these individuals if their services were no longer available, our ability to manage our operations or successfully execute our business strategy may be materially and adversely affected.

Mr. Gerlach, our Chief Executive Officer and Chairman of our board of directors, has a significant ownership interest in our Company.
As of June 30, 2010, Mr. Gerlach owned or controlled approximately 29% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power also may have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
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
None.

Item 2. Properties
We use approximately 2.7 million square feet of space for our operations. Of this space, approximately 0.5 million square feet are leased.
The following table summarizes our locations that in total exceed 75,000 square feet of space (including aggregation of multiple facilities) and that are considered our principal manufacturing and warehousing operations:

		Approximate	Terms of
Location	Business Segment	Square Feet	Occupancy

Altoona, IA (2)	Specialty Foods	120,000	Owned/Leased
Bedford Heights, OH (1)	Specialty Foods	98,000	Owned/Leased
Columbus, OH (2)	Specialty Foods	393,000	Owned/Leased
Grove City, OH	Specialty Foods	195,000	Owned
Horse Cave, KY	Specialty Foods	333,000	Owned
Luverne, AL	Specialty Foods	91,000	Owned
Milpitas, CA (3)	Specialty Foods	130,000	Owned/Leased
Leesburg, OH	Glassware and Candles	860,000	Owned
Jackson, OH	Glassware and Candles	122,000	Owned

(1)	Part leased for term expiring in calendar year 2012

(2)	Part leased for term expiring in calendar year 2014

(3)	Part leased for term expiring in calendar year 2015
As a result of our past strategic alternative activities, we also hold various parcels of real property that we do not currently use in our operations. The related facilities contain in excess of 1.5 million square feet.
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
Item 4. Removed and Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on The NASDAQ Global Select Market under the symbol LANC. The following table sets forth the high and low prices for Lancaster Colony Corporation common shares and the dividends paid for each quarter of 2010 and 2009. Stock prices were provided by The NASDAQ Stock Market LLC.

			Dividends
	Stock Prices		Paid
	High	Low	Per Share
2010
First quarter	$53.41	$41.52	$.285
Second quarter	$51.96	$47.01	.300
Third quarter	$60.07	$49.30	.300
Fourth quarter	$61.60	$51.77	.300

Year			$1.185

2009
First quarter	$39.24	$29.57	$.280
Second quarter	$38.37	$26.01	.285
Third quarter	$43.46	$31.90	.285
Fourth quarter	$48.92	$40.42	.285

Year			$1.135

The number of shareholders as of August 17, 2010 was approximately 8,300. The highest and lowest prices for our common stock from July 1, 2010 to August 17, 2010 were $54.99 and $48.51.
We have paid dividends for 188 consecutive quarters. Future dividends will depend on our earnings, financial condition and other factors.
Issuer Purchases of Equity Securities
Our Board of Directors (“Board”) approved a share repurchase authorization of 2,000,000 shares in August 2007. Approximately 429,000 shares from this authorization remained authorized for future purchase at June 30, 2010. In the fourth quarter, we made the following repurchases of our common stock:

			Total Number
	Total	Average	of Shares	Maximum Number
	Number	Price	Purchased as	of Shares That May
	of Shares	Paid Per	Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans	Under the Plans

April 1–30, 2010	—	$—	—	509,077
May 1–31, 2010	—	$—	—	509,077
June 1–30, 2010	80,334	$54.74	80,334	428,743

Total	80,334	$54.74	80,334	428,743

This share repurchase authorization does not have a stated expiration date.

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
OF LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX
AND THE DOW JONES U.S. FOOD PRODUCERS INDEX
The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2005 in each of our Common Stock, the S&P Midcap 400 Index and the Dow Jones U.S. Food Producers Index. It is assumed that all dividends are reinvested.
Cumulative Total Return (Dollars)

	6/05	6/06	6/07	6/08	6/09	6/10
Lancaster Colony Corporation	100.00	99.13	107.86	80.34	120.51	149.23
S&P Midcap 400	100.00	112.98	133.89	124.07	89.30	111.56
Dow Jones U.S. Food Producers	100.00	108.76	127.39	115.79	97.50	105.73
There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the above graph.

Item 6. Selected Financial Data
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY

(Thousands Except	Years Ended June 30
Per Share Figures)	2010	2009	2008	2007	2006

Operations
Net Sales	$1,056,608	$1,051,491	$980,915	$945,810	$924,571
Gross Margin	$270,332	$215,492	$157,341	$181,740	$189,074
Percent of Sales	25.6%	20.5%	16.0%	19.2%	20.4%
Interest Expense	$—	$(1,217)	$(3,076)	$(150)	$—
Percent of Sales	0.0%	0.1%	0.3%	0.0%	0.0%
Other Income — Continued Dumping and Subsidy Offset Act	$893	$8,696	$2,533	$699	$11,376
Income from Continuing Operations Before Income Taxes	$175,138	$137,006	$75,668	$101,260	$125,734
Percent of Sales	16.6%	13.0%	7.7%	10.7%	13.6%
Taxes Based on Income	$60,169	$47,920	$27,229	$36,981	$44,494
Income from Continuing Operations	$114,969	$89,086	$48,439	$64,279	$81,240
Percent of Sales	10.9%	8.5%	4.9%	6.8%	8.8%
Continuing Operations Diluted Income per Common Share(1)	$4.07	$3.17	$1.64	$2.03	$2.42
Cash Dividends per Common Share	$1.185	$1.135	$1.11	$1.07	$3.03

Financial Position
Cash, Equivalents and Short-Term Investments	$100,890	$38,484	$19,417	$8,316	$41,815
Total Assets	$586,453	$498,481	$520,178	$598,497	$628,021
Working Capital	$239,446	$148,233	$144,925	$137,121	$235,283
Property, Plant and Equipment—Net	$166,097	$170,900	$179,573	$194,589	$162,107
Long-Term Debt	$—	$—	$55,000	$—	$—
Property Additions	$12,833	$11,336	$16,832	$53,589	$51,860
Depreciation and Amortization	$20,533	$21,870	$24,138	$24,081	$24,980
Shareholders’ Equity	$484,908	$402,556	$359,218	$444,309	$494,421
Per Common Share	$17.21	$14.32	$12.63	$14.45	$15.33
Weighted Average Common Shares Outstanding—Diluted(1)	28,174	28,044	29,496	31,603	33,502

(1)
Certain prior year figures have been restated to reflect the adoption of the provisions of a Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See further discussion in Note 1 to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three years in the periods ended June 30, 2010, 2009 and 2008 and our liquidity and capital resources as of June 30, 2010 and 2009. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2010 refers to fiscal 2010, which is the period from July 1, 2009 to June 30, 2010. In the discussion that follows, we analyze the results of our operations for the last three years, including the trends in our overall business, followed by a discussion of our cash flows and liquidity and contractual obligations. We then provide a review of the critical accounting policies and estimates that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recently issued accounting pronouncements.
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
EXECUTIVE SUMMARY
Business Overview
Lancaster Colony Corporation is a diversified manufacturer and marketer of consumer products focusing primarily on specialty foods for the retail and foodservice markets. We also manufacture and market candles for the food, drug and mass markets. Although not material to our consolidated operations, we are also engaged in the distribution of various products, including glassware and candles, to commercial markets. Our operations are organized in two reportable segments: “Specialty Foods” and “Glassware and Candles.” Over 90% of the sales of each segment are made to customers in the United States.
In recent years, our strategy has shifted away from operating businesses in a variety of industries towards emphasizing the growth and success we have achieved in our Specialty Foods segment. Fiscal years prior to 2009 were significant years in implementing this strategy as we divested nonfood operations and focused our capital investment in the Specialty Foods segment. In 2008, we sold substantially all of the assets of our remaining automotive operations as well as most of our consumer and floral glass operating assets. These transactions, combined with other previous strategic dispositions and investments, have resulted in transforming our company into a predominately food-focused business. See further discussion of these divestitures in Note 2 to the consolidated financial statements. In 2010, approximately 85% of our consolidated net sales and effectively all of our operating income were derived from the Specialty Foods segment. For perspective, in 2000, our Specialty Foods segment comprised approximately 42% and 51% of our reported consolidated net sales and operating income, respectively. Below is a list of the material transactions and other events in 2008 that contributed toward our transition to a food-focused business:
•	June 2008 — Sale of the remaining automotive operations, ending the previously reported Automotive segment;
•	November 2007 — Sale of substantially all of the operating assets of our consumer and floral glass operations; and
•	September 2007 — Substantial completion and operational start-up of new frozen yeast roll facility in Horse Cave, Kentucky.
We intend to continue periodically reassessing the strategic fit and contribution of our remaining nonfood operations in light of market conditions, capital needs and other factors. Our current strategy focuses our efforts on the most profitable part of our business and minimizes the amount of financial and management resources devoted to our nonfood operations. Without distraction from significant issues previously posed by our divested automotive and glassware businesses, we believe we are now better positioned to maximize the future potential of our Specialty Foods segment.
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
Our goal is to grow our specialty foods retail and foodservice business over time by:
•	leveraging the strength of our retail brands to increase current product sales and introduce new products;

•	growing our foodservice sales through the strength of our reputation in product development and quality; and

•	pursuing acquisitions that meet our strategic criteria.
Within retail markets, our Specialty Foods segment utilizes numerous branded products to support growth and maintain market competitiveness. We place great emphasis on our product innovation and development efforts so as to enhance growth by providing distinctive new products meeting the evolving needs and preferences of consumers.
Our foodservice sales primarily consist of products sold to restaurant chains. Over the long-term, we have experienced broad-based growth in our foodservice sales, as we build on our strong reputation for product development and quality.
We expect that part of our future growth in the Specialty Foods segment will result from acquisitions. We continue to review potential acquisitions that we believe will provide good complements to our existing product lines, enhance our gross margins or offer good expansion opportunities in a manner that fits our overall goals.
As has occasionally been required to support future growth opportunities, we have historically made substantial capital investments to support our existing food operations, including in the above-mentioned facility to manufacture frozen yeast rolls that began operations in 2008. At an adjoining location, we began production activities at a newly-constructed dressing facility in 2007. Both projects helped accommodate potential future sales growth and also provided greater manufacturing efficiencies. Based on our current plans and expectations, including expectations of a plant expansion at our Kentucky frozen roll facility, we believe that total capital expenditures for 2011 will be approximately $40 to $45 million.
Summary of 2010 Results
The following is an overview of our consolidated operating results for the year ended June 30, 2010. Results for 2008 reflect the classification of the sold automotive operations as discontinued operations. There were no discontinued operations in 2010 or 2009.
Consolidated net sales reached approximately $1,057 million during 2010, increasing by less than 1% as compared to prior-year net sales of $1,051 million, driven by growth coming from our Glassware and Candles segment as partially offset by a decline in Specialty Foods segment sales. The increase in net sales of the Glassware and Candles segment reflected higher unit volume on improved consumer demand for high-quality, value-priced candles and the introduction and success of various new products. The decline in sales of the Specialty Foods segment reflected moderately lower foodservice sales, as partially offset by higher retail sales.

Gross margin increased 25% to approximately $270.3 million from the prior-year comparable total of $215.5 million. Lower raw-material costs, a more favorable sales mix in the Specialty Foods segment and the benefits of higher candle sales contributed to the higher gross margins.
Overall results were also affected by the funds received under the CDSOA. In 2010, we received approximately $0.9 million under CDSOA, as compared to approximately $8.7 million in 2009 and approximately $2.5 million in 2008. For a more-detailed discussion of CDSOA, see the subcaption “Other Income — Continued Dumping and Subsidy Offset Act” of this MD&A.
Net income totaled approximately $115.0 million in 2010, or $4.07 per diluted share, compared to net income of $89.1 million, or $3.17 per diluted share, in 2009. Net income in 2008 totaled approximately $37.6 million, or $1.27 per diluted share, and was inclusive of an after-tax loss from discontinued operations of approximately $10.8 million, or $.37 per diluted share. The 2008 loss on the sale of discontinued operations was approximately $13.5 million, or $.46 per diluted share.
Looking Forward
We currently anticipate further growth in consolidated sales during 2011. Factors that we believe should contribute to our growth include the introduction of several new retail food products as well as the expansion of existing product lines with current customers or into new markets. We will also continue to review acquisition opportunities within the Specialty Foods segment that are consistent with our growth strategy, represent good value or otherwise provide significant strategic benefits. However, unsettled economic conditions affecting consumer and retailer buying patterns are among the many influences that may impact sales improvement and our ability to sustain or improve operating margins.
Within our Specialty Foods segment, we anticipate that modest increases in marketing and promotional costs will occur in 2011 to support the consumer awareness and competiveness of our branded retail products. All else equal, a continuation of greater consumer spending on food consumed at home, as opposed to away-from-home, would be helpful to operating margins as our retail products typically possess higher contribution margins than foodservice products. With respect to material input costs, on balance, we enter 2011 experiencing an elevation of such costs over 2010 levels. It is also possible that a recovery in general economic conditions and other changes in the economy and regulatory environment could cause a more-pronounced increase in the costs of food commodities and other raw materials. To help offset or stabilize the impact of these rising costs, we have pursued other operational strategies that we believe will aid our future results. For instance, as part of our cost reduction efforts, we consolidated our Wilson, New York and Atlanta, Georgia production operations into our other existing facilities in the second quarter of 2010 and early 2009, respectively. We are continuing to limit some of our exposure to volatile swings in food commodity costs through a structured purchasing program for certain future requirements.
With respect to our Glassware and Candles segment, operating results in 2010 benefited from higher sales and production levels as well as lower material costs, especially for paraffin wax. However, we expect paraffin wax cost comparisons to turn unfavorable in 2011. We are currently attempting to implement mitigating increases in our prices to customers, although the ultimate outcome and extent of relief from these actions is indeterminable at present. We currently expect this segment’s 2011 operating income to be challenged to reach the level of 2010.
For a more-detailed discussion of the effect of commodity costs, see the “Impact of Inflation” section of this MD&A below.
In order to ensure that our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and share repurchases, we will need to maintain sufficient flexibility in our future capital structure. We will continue to reassess our allocation of capital periodically to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders, whether through share repurchases or cash dividends, including special dividends, if appropriate.

REVIEW OF CONSOLIDATED OPERATIONS
Segment Sales Mix
The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2010	2009	2008
Segment Sales Mix:
Specialty Foods	85%	87%	82%
Glassware and Candles	15%	13%	18%
Net Sales and Gross Margin

	Year Ended
	June 30			Change
(Dollars in thousands)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008

Net Sales
Specialty Foods	$893,256	$909,897	$808,507	$(16,641)	(2)%	$101,390	13%
Glassware and Candles	163,352	141,594	172,408	21,758	15%	(30,814)	(18)%

Total	$1,056,608	$1,051,491	$980,915	$5,117	0%	$70,576	7%

Gross Margin	$270,332	$215,492	$157,341	$54,840	25%	$58,151	37%

Gross Margin as a Percentage of Sales	25.6%	20.5%	16.0%
Consolidated net sales for the year ended June 30, 2010 increased by less than 1% to approximately $1,057 million from the prior-year total of approximately $1,051 million. In 2010, increased sales within the Glassware and Candles segment were partially offset by lower sales within the Specialty Foods segment. The Specialty Foods segment’s sales decline reflected moderately lower foodservice sales, as partially offset by higher retail sales. The increase in net sales of the Glassware and Candles segment reflected higher unit volume on improved consumer demand for high-quality, value-priced candles and the introduction and success of various new products. Consolidated net sales for the year ended June 30, 2009 increased 7% over the 2008 total of approximately $981 million. This sales growth was driven by increased sales in the Specialty Foods segment as partially offset by a decline in sales of the Glassware and Candles segment. The Specialty Foods segment’s growth benefited from pricing actions, as well as higher volumes in both the retail and foodservice markets. All such growth was internally generated. The decrease in net sales of the Glassware and Candles segment is primarily attributable to the November 2007 sale of our consumer and floral glass operations and the prior-year disposition of inventory related to closing our industrial glassware facility. Net sales attributable to these divested and closed operations totaled approximately $22 million in 2008.
Our gross margin as a percentage of net sales was approximately 25.6% in 2010 compared with 20.5% in 2009 and 16.0% in 2008. In the Specialty Foods segment, gross margin percentages improved in 2010 as a result of lower commodity costs, a stronger retail mix and operating efficiency improvements. We estimate the favorable year-over-year impact of commodity costs for the year ended June 30, 2010 approximated 5% of the segment’s net sales. Gross margin percentages in the Glassware and Candles segment improved from the prior year due to lower material costs, especially for paraffin wax, and higher sales and production levels. In the Specialty Foods segment, gross margin percentages improved in 2009, benefiting from both pricing actions and higher sales volumes, which offset the adverse impact of higher ingredient costs incurred during the first half of the fiscal year. Gross margin percentages in the Glassware and Candles segment declined from 2008 due to higher wax costs, declines in candle sales and lower capacity utilization within candle manufacturing operations. Also affecting 2008 results were a charge of approximately $6.4 million recorded in cost of sales for the loss on the sale of our consumer and floral glass operations, a pension settlement charge of approximately $3.0 million recorded in corporate expenses and income of approximately $1.1 million to reflect a favorable adjustment of prior-year self-insured deductibles under our general liability insurance.

Selling, General and Administrative Expenses

	Year Ended
	June 30			Change
(Dollars in thousands)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008

Selling, General and Administrative Expenses	$93,821	$84,238	$80,751	$9,583	11%	$3,487	4%

SG&A Expense as a Percentage of Sales	8.9%	8.0%	8.2%
Selling, general and administrative expenses for 2010 totaled approximately $93.8 million and increased 11% as compared with the 2009 total of $84.2 million, while the 2009 total had increased 4% from the 2008 total of $80.8 million. In 2010, increased costs in consumer-directed marketing initiatives to support retail sales and increased professional fees within the Specialty Foods segment contributed to the overall increase. Included in 2009 expenses were recoveries of bad debt associated with the 2002 bankruptcy filing of Kmart Corporation totaling approximately $0.7 million. We wrote off approximately $14.3 million related to this bankruptcy in 2002. Relative to 2008, the 2009 decrease in selling, general and administrative expenses as a percentage of sales was influenced by the extent to which the higher sales leveraged our existing selling and organizational infrastructure.
Restructuring and Impairment Charges
Specialty Foods Segment — Fiscal 2010
In the first quarter of 2010, we committed to a plan to close our dressings and sauces manufacturing operation located in Wilson, New York. This decision was intended to provide greater efficiency in our Specialty Foods segment by consolidating most of this facility’s operations into other existing plants, outsourcing certain requirements and exiting less profitable dressing lines. Production at this facility was phased out in the second quarter of 2010; and while timing of the disposal of the associated real estate is difficult to predict, this closure was essentially complete at December 31, 2009. The operations of this location have not been reclassified to discontinued operations in accordance with U.S. generally accepted accounting principles (“GAAP”) for the impairment or disposal of long-lived assets.
During 2010, we recorded restructuring charges of approximately $2.3 million ($1.5 million after taxes), including approximately $0.2 million recorded in Cost of Sales for the write-down of inventories. The remaining charges consisted of one-time termination benefits, a pension curtailment charge and other various closing costs. Cash expenditures for 2010 were approximately $1.8 million and related to the one-time termination benefits and other closing costs.
An analysis of the restructuring activity for 2010 recorded within the Specialty Foods segment follows:

	Accrual at		2010	Accrual at
	June 30,	2010	Cash	June 30,
(Dollars in thousands)	2009	Charges	Outlays	2010

Restructuring Charges
Employee Separation Costs	$—	$1,643	$(1,643)	$—
Other Costs	—	172	(172)	—

Subtotal	$—	1,815	$(1,815)	$—

Pension Curtailment Charges		349
Inventory Write-Down		179

Total Restructuring Charges		$2,343

We do not expect any other restructuring costs or cash expenditures related to this closure. The total costs associated with this closure were ultimately less than originally estimated due to the actual timing of the closure and its impact on the one-time termination benefits and also due to lower than expected other closing costs.

Specialty Foods Segment — Fiscal 2009
In the first quarter of 2009, we began consolidating our Atlanta, Georgia dressing operation into our other existing food facilities as part of our cost-reduction efforts within the Specialty Foods segment. During 2009, we recorded restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes). This closure was essentially complete at September 30, 2008, and the disposition of the associated real estate occurred in December 2008. We do not expect any other costs or cash expenditures related to this closure.
Other
In 2007, we closed our industrial glass operation that was located in Lancaster, Ohio. The majority of the total $5.7 million restructuring and impairment charge related to this closure was recorded in 2007, but we did incur approximately $1.3 million ($0.8 million after taxes) and $0.8 million ($0.5 million after taxes) during the years ended June 30, 2008 and 2009, respectively. The 2007 and 2008 charges were included within our Glassware and Candles segment because that is where the operation was classified. After the closure was essentially completed in 2009, the related activities were recorded in Corporate expenses. We do not currently expect other significant restructuring costs related to this closure.
Held for Sale
As a result of the current-year closing discussed above, as well as various prior-year restructuring and divestiture activities, we have certain “held for sale” properties with a total net book value of approximately $2.7 million that have been reclassified to current assets and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with GAAP for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.
Operating Income (Loss)

	Year Ended
	June 30			Change
(Dollars in thousands)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008

Operating Income (Loss)
Specialty Foods	$176,194	$145,848	$88,975	$30,346	21%	$56,873	64%
Glassware and Candles	9,445	(5,671)	(1,887)	15,116	267%	(3,784)	(201)%
Corporate Expenses	(11,440)	(10,529)	(11,751)	(911)	9%	1,222	(10)%

Total	$174,199	$129,648	$75,337	$44,551	34%	$54,311	72%

Operating Income (Loss) as a Percentage of Sales
Specialty Foods	19.7%	16.0%	11.0%
Glassware and Candles	5.8%	(4.0)%	(1.1)%
Consolidated	16.5%	12.3%	7.7%
Due to the factors discussed above, consolidated operating income for 2010 totaled approximately $174.2 million, a 34% increase from 2009 operating income of $129.6 million. The 2009 total had increased 72% from 2008 operating income totaling approximately $75.3 million. See further discussion of operating results by segment following the discussion of “Net Income” below.
Interest Expense
We incurred no interest expense in 2010 as there were no borrowings outstanding during the year. Lower interest rates on our debt as well as an overall decrease in average borrowing levels resulted in interest expense of approximately $1.2 million in 2009 related to long-term borrowings as compared to $3.1 million in 2008. We had no outstanding borrowings at June 30, 2010 or 2009.
Other Income — Continued Dumping and Subsidy Offset Act
The CDSOA provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $0.9 million,

$8.7 million and $2.5 million in 2010, 2009 and 2008, respectively. These remittances related to certain candles being imported from the People’s Republic of China.
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
In addition to this legislative development, cases have been brought in U.S. courts challenging the CDSOA. In two separate cases, the CIT ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The U.S. Court of Appeals for the Federal Circuit reversed both CIT decisions. We are unable to determine, at this time, what the ultimate outcome of litigation regarding the CDSOA will be, and it is possible that further legal action, potential additional changes in the law and other factors could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007. Accordingly, we cannot predict the amount of future distributions, and it is possible that we may not receive any further distributions under the CDSOA. Any reduction in CDSOA distributions could reduce our earnings and cash flow.
Interest Income and Other — Net
Interest income and other was income of less than $0.1 million, expense of approximately $0.1 million and income of approximately $0.9 million in 2010, 2009 and 2008, respectively. The decrease from 2008 to 2009 reflects a lower level of interest income due to lower interest rates.
Income from Continuing Operations Before Income Taxes
As affected by the factors discussed above, our income from continuing operations before income taxes for 2010 of approximately $175.1 million increased 28% from the 2009 total of $137.0 million. The 2008 total income from continuing operations before income taxes was approximately $75.7 million. Our effective tax rate on income from continuing operations was 34.4%, 35.0% and 36.0% in 2010, 2009 and 2008, respectively. The lower rate in 2010 reflected, in part, a favorable resolution of certain previously-reserved state and local tax matters in 2010, as further discussed in Note 6 to the consolidated financial statements. Relative to 2008, the 2009 rate was influenced by a higher Federal deduction related to domestic production activities and an overall lower state tax rate.
Income from Continuing Operations
Income from continuing operations totaled approximately $115.0 million, $89.1 million and $48.4 million for 2010, 2009 and 2008, respectively, as influenced by the factors noted above. Income from continuing operations per share totaled approximately $4.08 per basic share and $4.07 per diluted share in 2010, as compared to $3.17 per basic and diluted share in 2009 and $1.64 per basic and diluted share in 2008. Income per share in each of the last three years has been beneficially affected by share repurchases, which have totaled approximately $110.6 million over the three-year period ended June 30, 2010.
Discontinued Operations
There were no discontinued operations in 2010 or 2009. In 2008, we recorded a loss from discontinued operations of approximately $10.8 million, net of tax, including an after-tax loss on sale of approximately $13.5 million. Loss from discontinued operations per share totaled approximately $.37 per basic and diluted share in 2008. See further discussion in Note 2 to the consolidated financial statements.
Net Income
Net income for 2010 of approximately $115.0 million increased from 2009 net income of $89.1 million. Net income was approximately $37.6 million in 2008. Diluted net income per share totaled approximately $4.07 in 2010, a 28% increase from the prior-year total of $3.17. The latter amount was 150% higher than 2008 diluted earnings per share of $1.27.
SEGMENT REVIEW — SPECIALTY FOODS
During 2010, net sales of the Specialty Foods segment declined approximately 2% from the record level achieved in 2009, and operating income of approximately $176.2 million increased 21% from the 2009 level of $145.8 million. Lower raw-material costs and a more favorable sales mix contributed to the higher level of operating income. Net sales during 2010 totaled approximately $893.3 million, a decrease from the prior-year total of $909.9 million. Sales for 2009 increased 13% over the 2008 total of approximately $808.5 million. The percentage of retail customer sales within the segment was approximately 53% during 2010, as compared to 51% in 2009 and 2008.
The decline in net sales of the Specialty Foods segment in 2010 reflected generally flat volumes and lower pricing to customers in foodservice channels. Higher sales to retail channel customers were more than offset by lower foodservice sales. Foodservice sales declined by approximately 7% for the year ended June 30, 2010, with contributing factors including weaker chain restaurant demand and downward pricing adjustments in certain of our customer supply arrangements that occurred as a result of lower key ingredient costs. Net sales to retail channel customers increased 3% in 2010 on volume growth from several product lines, as partially offset by the exiting of less profitable dressing lines with the closing of our Wilson, New York operation. In 2009, we estimate that more than half of the Specialty Foods segment’s sales growth was derived from pricing actions, although we also attained higher volumes in both the retail and foodservice markets. In foodservice markets, our 2009 sales increase over 2008 was broad based with growth among various customers and product lines, including dressings and sauces, frozen rolls and frozen pasta.
Operating income of the Specialty Foods segment in 2010 totaled approximately $176.2 million, a 21% increase from the 2009 total of $145.8 million. The 2009 level was 64% higher than the 2008 level of $89.0 million. The 2010 increase reflects lower commodity costs, a stronger retail sales mix and operating efficiency improvements. We estimate that the favorable year-over-year impact of commodity costs approximated 5% of net sales. In March 2010, we announced a recall of a limited number of veggie and chip dip food products after being notified by one of our suppliers, Basic Food Flavors, Inc., of a recall of an ingredient used in our products due to potential salmonella contamination. We recorded costs of approximately $0.5 million related to this recall in 2010. We estimate the total costs of the recall will be approximately $1.5 million. We expect reimbursement of certain costs incurred over our deductible from our insurance carrier and thus have recorded a receivable of approximately $1.0 million at June 30, 2010. The 2009 increase in operating income over 2008 primarily reflects higher pricing and greater sales volumes. These improvements offset the adverse impact of higher ingredient costs incurred during the first half of the fiscal year. We estimate the unfavorable year-over-year impact of commodity costs at approximately $15 million in 2009.
SEGMENT REVIEW — GLASSWARE AND CANDLES
Glassware and Candles segment sales totaled approximately $163.4 million during 2010, as compared to $141.6 million in 2009 and $172.4 million in 2008. The increase in net sales of the Glassware and Candles segment for 2010 reflected higher unit volume on improved consumer demand for high-quality, value-priced candles and the introduction, expanded product placement and the success of various new products. The decline in net sales of the Glassware and Candles segment for 2009 was influenced by the sale of our consumer and floral glass operations in November 2007, as well as the earlier closure of our industrial glassware facility. Net sales attributable to these divested and closed operations totaled approximately $22 million in 2008. The 2009 decline was also affected by lower candle sales. Unsettled economic and competitive retail market conditions contributed to this decline.
The segment recorded operating income of approximately $9.4 million in 2010 compared to operating losses of $5.7 million during 2009 and $1.9 million during 2008. Operating results of the Glassware and Candles segment improved in 2010 due to lower material costs, especially for paraffin wax, and higher sales and production levels. The 2009 decline reflects a decrease in candle sales, higher wax costs and lower capacity utilization, as partially offset by higher pricing implemented on various candle products. Comparisons to 2008 were also affected by the approximately $6.4 million loss recorded in cost of sales from the November 2007 sale of our consumer and floral glass operations, as well as the loss of subsequent contribution from these operations over the balance of 2008. Future results may also remain sensitive to capacity utilization rates due to the relatively high level of fixed manufacturing costs that exists in this segment.

CORPORATE EXPENSES
The 2010 corporate expenses totaled approximately $11.4 million as compared to $10.5 million in 2009 and $11.8 million in 2008. The 2010 increase in corporate expenses includes approximately $0.9 million of charges for the write-down of fixed assets and other costs related to demolition activity at certain of our “held for sale” properties. The decrease in the 2009 expenses of approximately $1.3 million from 2008 relates to 2008 encompassing a pension settlement charge of approximately $3.0 million associated with one of our divested automotive operations. On a comparative basis, this decrease was somewhat offset by 2009 expenses including restructuring and other costs related to divested and closed operations.
FINANCIAL CONDITION
Liquidity and Capital Resources
In order to ensure that our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and share repurchases, we will need to maintain sufficient flexibility in our future capital structure. Our balance sheet retained fundamental financial strength during 2010, and we ended the year with approximately $100.9 million in cash and equivalents at June 30, 2010, along with shareholders’ equity of nearly $485 million and no debt.
In October 2007, we entered into a new unsecured revolving credit facility, which replaced the previously-existing credit facility. Under the new facility, we may borrow up to a maximum of $160 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at June 30, 2010. The facility expires in October 2012, and all outstanding amounts are then due and payable.
The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2010, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of our outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At June 30, 2010, we were not aware of any event that would constitute a default under the facility.
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
For additional information regarding our credit facility, see Note 5 to the consolidated financial statements.

Cash Flows from Continuing Operations

	Year Ended
	June 30			Change
(Dollars in thousands)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008

Provided by Operating Activities	$107,691	$133,164	$70,932	$(25,473)	(19)%	$62,232	88%
(Used in) Provided by Investing Activities	$(14,100)	$(10,974)	$710	$(3,126)	(28)%	$(11,684)	N/M
Used in Financing Activities	$(31,185)	$(103,123)	$(109,372)	$71,938	70%	$6,249	6%
Our cash flows for the years 2008 through 2010 are presented in the Consolidated Statements of Cash Flows. Cash flow generated from operations remains the primary source of financing for our internal growth. Cash provided by operating activities from continuing operations in 2010 totaled approximately $107.7 million, a decrease of 19% as compared with the prior-year total of $133.2 million, which increased from the 2008 total of $70.9 million. The 2010 decrease results from comparatively unfavorable changes in working capital components, especially inventory, prepaid Federal income taxes and receivables, as partially offset by a higher level of net income and comparatively favorable changes in accounts payable and accrued liabilities. Most notably, consolidated inventories increased approximately $19 million primarily as a result of anticipating larger seasonal sales of candles and frozen breads in 2011. The 2009 increase results from a higher level of income from continuing operations and comparatively favorable relative changes in working capital components, especially inventory and prepaid Federal income taxes, as partially offset by the comparative pension plan activity and the prior-year loss on divestitures, as well as the comparatively unfavorable relative change in accounts payable. Consolidated inventories in 2009 declined approximately $18 million from 2008 levels primarily due to operational changes, especially within our Glassware and Candles segment.
Net cash from investing activities totaled a use of approximately $14.1 million in 2010, a use of approximately $11.0 million in 2009 and a source of approximately $0.7 million for 2008. The 2010 increase in cash used in investing activities reflects lower proceeds from the sale of property and an increase in capital expenditures in 2010. The 2009 decrease in cash from investing activities reflects the absence of any divestitures, as partially offset by a lower level of capital expenditures in 2009. Capital expenditures totaled approximately $12.8 million in 2010, compared to $11.3 million in 2009 and $16.8 million in 2008. Capital spending allocations during 2010 by segment approximated 88% for Specialty Foods, 11% for Glassware and Candles and 1% for Corporate. Based on our current plans and expectations, we believe that total capital expenditures for 2011 will be approximately $40 to $45 million.
Financing activities used net cash totaling approximately $31.2 million, $103.1 million and $109.4 million in 2010, 2009 and 2008, respectively. The 2010 decrease in cash used in financing activities is due primarily to a decrease in treasury share repurchases, the net change in borrowing activity and an increase in the cash overdraft balance. The 2009 decrease is due primarily to a decrease in treasury share repurchases and an increase in proceeds from the exercise of stock awards, as partially offset by the net change in borrowing activity and a decrease in the cash overdraft balance. The total payment for cash dividends for the year ended June 30, 2010 was approximately $33.4 million. The dividend payout rate for 2010 was $1.185 per share as compared to $1.135 per share during 2009, and $1.11 per share in 2008. This past fiscal year marked the 47th consecutive year in which our dividend rate was increased. Cash utilized for share repurchases totaled approximately $4.4 million, $16.9 million and $89.3 million in 2010, 2009 and 2008, respectively. Our Board approved a share repurchase authorization of 2,000,000 shares in August 2007. Approximately 429,000 shares from this authorization remained authorized for future purchase at June 30, 2010.
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
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of June 30, 2010 and future minimum lease payments for the use of property and equipment under operating lease agreements.
In August 2010, we entered into a construction contract commitment approximating $13 million and equipment purchase commitments of approximately $5 million for the expansion of our frozen yeast roll facility located in Kentucky.
The following table summarizes our contractual obligations as of June 30, 2010 (dollars in thousands):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations (1)	$14,805	$4,166	$6,141	$3,921	$577
Purchase Obligations (2)	63,530	63,148	366	16	—
Other Long-Term Liabilities (as reflected on Consolidated Balance Sheet) (3)	2,929	64	2,865	—	—

Total	$81,264	$67,378	$9,372	$3,937	$577

(1)	Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 12 to the consolidated financial statements for further information.

(2)	Purchase obligations represent purchase orders and longer-term purchase arrangements related to the procurement of raw materials, supplies, and property, plant and equipment.

(3)
This amount does not include approximately $16.2 million of other noncurrent liabilities recorded on the balance sheet, which consist of the underfunded pension liability, other post employment benefit obligations, tax liabilities and deferred compensation and interest on deferred compensation. These items are excluded, as it is not certain when these liabilities will become due. See Notes 6, 9, 10 and 11 to the consolidated financial statements for further information.

IMPACT OF INFLATION
In recent years, we have been exposed to significant fluctuations in certain manufacturing input costs, including materials such as food commodities and paraffin wax. For 2010, we believe our overall manufacturing costs reflected favorable improvement over prior years, with the year-over-year contribution derived from lower materials costs approximating 5% of net sales. These lower costs occurred primarily in the first half of 2010, with our cost comparisons becoming progressively less favorable as the year progressed. As noted above, some of this benefit was offset by contractual adjustments existing within certain foodservice pricing arrangements. Entering 2011, with respect to material input and freight-related fuel costs, on balance, we are experiencing an elevation of such costs over 2010 levels. This is particularly true with respect to paraffin wax costs. Relative to 2008, 2009 results were influenced by substantially higher raw-material costs, especially for various key food commodities and candle wax. The year-over-year increase in raw-material costs for the Specialty Foods segment was estimated at approximately $15 million.

Our 2011 operating results will be impacted by our ability to offset any higher input costs through pricing adjustments with our customers. Over the course of 2009 and 2008, we were generally able to adjust various selling prices of food products to offset the effects of increased raw-material costs. However, these adjustments generally lagged the increase in our costs, having a net positive impact on our 2009 operating margins and a net negative impact in 2008. We also attempt to minimize the exposure to increased costs through our ongoing efforts to achieve greater manufacturing and distribution efficiencies through the improvement of work processes.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
This MD&A discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to accounts receivable, inventories, marketing and distribution costs, asset impairments and self-insurance reserves. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have typically not had a significant impact on our consolidated financial statements. While a summary of our significant accounting policies can be found in Note 1 to the consolidated financial statements, we believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
We recognize revenue upon transfer of title and risk of loss, provided that evidence of an arrangement exists, pricing is fixed or determinable, and collectability is probable. Net sales are recorded net of estimated sales discounts, returns and certain sales incentives, including coupons and rebates.
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
Long-Lived Assets
We monitor the recoverability of the carrying value of our long-lived assets by periodically considering whether indicators of impairment are present. If such indicators are present, we determine if the assets are recoverable by comparing the sum of the undiscounted future cash flows to the assets’ carrying amount. Our cash flows are based on historical results adjusted to reflect our best estimate of future market and operating conditions. If the carrying amounts are greater, then the assets are not recoverable. In that instance, we compare the carrying amounts to the fair value to determine the amount of the impairment to be recorded.

Goodwill and Intangible Assets
Goodwill is not amortized. It is evaluated annually at April 30, through asset impairment testing, as appropriate. Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. We periodically evaluate the future economic benefit of the recorded goodwill and intangible assets when events or circumstances indicate potential recoverability concerns. Carrying amounts are adjusted appropriately when determined to have been impaired.
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
Accounting for Pension Plans and Other Postretirement Benefit Plans
To determine our ultimate obligation under our defined benefit pension plans and our other postretirement benefit plans, we must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. To record the related net assets and obligation of such benefit plans, we use assumptions related to inflation, investment returns, mortality, employee turnover, medical costs and discount rates. To determine the discount rate, we, along with our third-party actuaries, considered several factors, including the June 30, 2010 rates of various bond indices, such as the Moody’s Aa long-term bond index, yield curve analysis results from our actuaries based on expected cash flows of our plans, and the past history of discount rates used for the plan valuation. We, along with our third-party actuaries, review all of these assumptions on an ongoing basis to ensure that the most reasonable information available is being considered. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements. We recognize the overfunded or underfunded status of our defined benefit plans as an asset or liability in our Consolidated Balance Sheet. Any changes in that funded status caused by subsequent plan revaluations are recognized through comprehensive income. We may also experience future plan settlements or curtailments having unanticipated effects on operating results.
RECENTLY ISSUED ACCOUNTING STANDARDS
There were no recently issued accounting pronouncements that impact our consolidated financial statements.
RECENTLY ADOPTED ACCOUNTING STANDARDS
Effective July 1, 2009, we adopted the provisions of a FASB FSP on the FASB’s EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which is now part of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. The restricted stock we previously granted to employees was deemed to meet the definition of a participating security as the employees receive nonforfeitable dividends before the stock becomes vested. Our adoption of this FSP required that we retrospectively restate EPS and diluted weighted average common shares outstanding for all periods presented. This resulted in a $.01 reduction in basic and diluted net income per common share for both 2009 and 2008. See further discussion in Note 1 to the consolidated financial statements.
In 2010, we adopted FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which is now part of ASC Topic 715, “Compensation-Retirement Benefits.” FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP expands the disclosure for retirement benefits by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required for fair value measurements. See further discussion in Note 9 to the consolidated financial statements.
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
Items which could impact these forward-looking statements include, but are not limited to:
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to market risks primarily from changes in interest rates and ingredient prices. We have not had exposure to market risk associated with derivative financial instruments or derivative commodity instruments.
INTEREST RATE RISK
We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Rates under our credit facility are set at the time of each borrowing and are based on predetermined formulas connected to certain benchmark rates. Increases in these rates could have an adverse impact on our earnings and cash flows. At the end of 2010, we had no borrowings outstanding under our credit facility. The nature and amount of our borrowings may vary as a result of business requirements, acquisitions, market conditions and other factors.
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
We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the table of contents at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions with the adoption of ASC 740, Income Taxes (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48)), effective July 1, 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Columbus, Ohio
August 25, 2010

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30
(Amounts in thousands, except share data)	2010	2009
ASSETS
Current Assets:
Cash and equivalents	$100,890	$38,484
Receivables (less allowance for doubtful accounts, 2010—$516; 2009—$942)	67,766	61,152
Inventories:
Raw materials	36,812	33,067
Finished goods and work in process	84,697	69,456

Total inventories	121,509	102,523
Deferred income taxes and other current assets	27,234	20,653

Total current assets	317,399	222,812
Property, Plant and Equipment:
Land, buildings and improvements	129,747	130,683
Machinery and equipment	242,024	239,380

Total cost	371,771	370,063
Less accumulated depreciation	205,674	199,163

Property, plant and equipment—net	166,097	170,900
Other Assets:
Goodwill	89,840	89,840
Other intangible assets—net	9,514	10,678
Other noncurrent assets	3,603	4,251

Total	$586,453	$498,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,904	$41,180
Accrued liabilities	36,049	33,399

Total current liabilities	77,953	74,579
Other Noncurrent Liabilities	19,138	16,719
Deferred Income Taxes	4,454	4,627
Shareholders’ Equity:
Preferred stock—authorized 3,050,000 shares; outstanding—none
Common stock—authorized 75,000,000 shares; outstanding, 2010—28,167,549 shares; 2009—28,101,885 shares	94,885	88,962
Retained earnings	1,080,015	998,476
Accumulated other comprehensive loss	(9,797)	(9,085)
Common stock in treasury, at cost	(680,195)	(675,797)

Total shareholders’ equity	484,908	402,556

Total	$586,453	$498,481

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30
(Amounts in thousands, except per share data)	2010	2009	2008

Net Sales	$1,056,608	$1,051,491	$980,915
Cost of Sales	786,276	835,999	823,574

Gross Margin	270,332	215,492	157,341
Selling, General and Administrative Expenses	93,821	84,238	80,751
Restructuring and Impairment Charges	2,312	1,606	1,253

Operating Income	174,199	129,648	75,337
Other (Expense) Income:
Interest expense	—	(1,217)	(3,076)
Other income—Continued Dumping and Subsidy Offset Act	893	8,696	2,533
Interest income and other—net	46	(121)	874

Income from Continuing Operations Before Income Taxes	175,138	137,006	75,668
Taxes Based on Income	60,169	47,920	27,229

Income from Continuing Operations	114,969	89,086	48,439
Discontinued Operations, Net of Tax:
Income from Discontinued Operations	—	—	2,633
Loss on Sale of Discontinued Operations	—	—	(13,452)

Total Discontinued Operations	—	—	(10,819)

Net Income	$114,969	$89,086	$37,620

Income Per Common Share from Continuing Operations:
Basic	$4.08	$3.17	$1.64
Diluted	$4.07	$3.17	$1.64
Loss Per Common Share from Discontinued Operations:
Basic and Diluted	$—	$—	$(.37)
Net Income Per Common Share:
Basic	$4.08	$3.17	$1.27
Diluted	$4.07	$3.17	$1.27
Weighted Average Common Shares Outstanding:
Basic	28,144	28,033	29,494
Diluted	28,174	28,044	29,496
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30
(Amounts in thousands)	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$114,969	$89,086	$37,620
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	—	10,819
Depreciation and amortization	20,533	21,870	24,138
Deferred income taxes and other noncash changes	3,415	3,767	4,593
Restructuring and impairment charges	677	(1,221)	774
Gain on sale of property	(40)	(861)	(603)
Loss on divestitures	—	—	6,414
Pension plan activity	(289)	(2,316)	2,035
Changes in operating assets and liabilities:
Receivables	(7,421)	(2,287)	(5,851)
Inventories	(19,166)	17,780	(7,487)
Other current assets	(6,755)	13,868	(8,277)
Accounts payable and accrued liabilities	1,768	(6,522)	6,757

Net cash provided by operating activities from continuing operations	107,691	133,164	70,932

Cash Flows From Investing Activities:
Cash paid for acquisitions	—	—	(250)
Payments on property additions	(12,833)	(11,336)	(16,832)
Proceeds from sale of property	69	2,000	935
Net proceeds from divestitures	—	—	19,108
Other—net	(1,336)	(1,638)	(2,251)

Net cash (used in) provided by investing activities from continuing operations	(14,100)	(10,974)	710

Cash Flows From Financing Activities:
Net repayment of $100 million credit facility	—	—	(42,500)
Proceeds from debt	—	25,000	146,104
Payments on debt	—	(80,000)	(91,104)
Purchase of treasury stock	(4,398)	(16,894)	(89,338)
Payment of dividends	(33,430)	(31,854)	(32,578)
Proceeds from the exercise of stock awards	4,643	5,407	648
Increase (decrease) in cash overdraft balance	2,000	(4,782)	(604)

Net cash used in financing activities from continuing operations	(31,185)	(103,123)	(109,372)

Cash Flows From Discontinued Operations:
Net cash provided by operating activities from discontinued operations	—	—	22,385
Net cash provided by investing activities from discontinued operations	—	—	26,444

Net cash provided by discontinued operations	—	—	48,829

Effect of exchange rate changes on cash	—	—	2

Net change in cash and equivalents	62,406	19,067	11,101
Cash and equivalents at beginning of year	38,484	19,417	8,316

Cash and equivalents at end of year	$100,890	$38,484	$19,417

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock			Other		Total
(Amounts in thousands,	Outstanding		Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Shares	Amount	Earnings	Loss	Stock	Equity
Balance, June 30, 2007	30,748	$81,665	$937,376	$(5,167)	$(569,565)	$444,309

Net income			37,620			37,620
Translation adjustment				(131)		(131)
Net pension and postretirement benefit losses, net of $339 tax effect				(477)		(477)

Comprehensive Income						37,012

Cash dividends — common stock ($1.11 per share)			(32,578)			(32,578)
Purchase of treasury stock	(2,340)				(89,338)	(89,338)
Stock-based plans	44	648				648
Stock-based compensation expense		339				339
Cumulative effect of FIN 48 adoption			(1,174)			(1,174)

Balance, June 30, 2008	28,452	82,652	941,244	(5,775)	(658,903)	359,218

Net income			89,086			89,086
Net pension and postretirement benefit losses, net of $1,897 tax effect				(3,310)		(3,310)

Comprehensive Income						85,776

Cash dividends — common stock ($1.135 per share)			(31,854)			(31,854)
Purchase of treasury stock	(496)				(16,894)	(16,894)
Stock-based plans	146	5,347				5,347
Stock-based compensation expense		963				963

Balance, June 30, 2009	28,102	88,962	998,476	(9,085)	(675,797)	402,556

Net income			114,969			114,969
Net pension and postretirement benefit losses, net of $430 tax effect				(712)		(712)

Comprehensive Income						114,257

Cash dividends — common stock ($1.185 per share)			(33,430)			(33,430)
Purchase of treasury stock	(80)				(4,398)	(4,398)
Stock-based plans	146	4,274				4,274
Stock-based compensation expense		1,649				1,649

Balance, June 30, 2010	28,168	$94,885	$1,080,015	$(9,797)	$(680,195)	$484,908

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 1 — Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant,” or the “Company.” Intercompany transactions and accounts have been eliminated in consolidation. Results for fiscal year 2008 reflect the classification of the sold automotive operations as discontinued operations. See further discussion in Note 2. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2010 refers to fiscal 2010, which is the period from July 1, 2009 to June 30, 2010.
Subsequent Events
We have evaluated events occurring between the end of our most recent fiscal year and the date the financial statements were issued and noted no events that would require recognition or disclosure in these financial statements, except as disclosed in Note 12.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates included in these consolidated financial statements include allowance for doubtful accounts receivable, net realizable value of inventories, useful lives for the calculation of depreciation and amortization, impairments of long-lived assets, accruals for marketing and merchandising programs, tax contingency reserves for uncertain tax positions, pension and postretirement assumptions, as well as expenses related to distribution and self-insurance accruals. Actual results could differ from these estimates.
Cash and Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amounts of our cash and equivalents approximate fair value due to their short maturities. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in other accrued liabilities and totaled approximately $2.0 million as of June 30, 2010, as compared to zero at June 30, 2009.
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
Inventories
Inventories are valued at the lower of cost or market and are costed by various methods that approximate actual cost on a first-in, first-out basis. It is not practicable to segregate work in process from finished goods

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
inventories. We estimate, however, that work in process inventories amount to approximately 3% and 5% of the combined total of finished goods and work in process inventories at June 30, 2010 and 2009, respectively.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Purchases of property, plant and equipment included in accounts payable at June 30, 2010, 2009 and 2008 were approximately $0.1 million, $0.1 million and $0.6 million, respectively, and these purchases have been excluded from the property additions and the change in accounts payable in the Consolidated Statement of Cash Flows. We use the straight-line method of computing depreciation for financial reporting purposes based on the estimated useful lives of the corresponding assets. Estimated useful lives for buildings and improvements range from two to 45 years while machinery and equipment range from two to 20 years. For the years ending June 30, 2010, 2009 and 2008, depreciation expense was approximately $17.0 million, $18.1 million and $20.0 million, respectively. For tax purposes, we generally compute depreciation using accelerated methods. See Note 14 for discussion of recent asset impairments.
Long-Lived Assets
We monitor the recoverability of the carrying value of our long-lived assets by periodically considering whether indicators of impairment are present. If such indicators are present, we determine if the assets are recoverable by comparing the sum of the undiscounted future cash flows to the assets’ carrying amount. Our cash flows are based on historical results adjusted to reflect our best estimate of future market and operating conditions. If the carrying amounts are greater, then the assets are not recoverable. In that instance, we compare the carrying amounts to the fair value to determine the amount of the impairment to be recorded. See Note 14 for discussion of recent asset impairments.
Goodwill and Intangible Assets
As of July 1, 2002, goodwill is no longer being amortized. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized on a straight-line basis over their useful lives to general and administrative expense. As of April 30, 2010 and 2009, as appropriate, we completed asset impairment testing, and such testing indicated that there was no impairment. We periodically evaluate the future economic benefit of the recorded goodwill and intangible assets when events or circumstances indicate potential recoverability concerns. Carrying amounts are adjusted appropriately when determined to have been impaired. See further discussion and disclosure in Note 3.
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
Accruals for Self-Insurance
Self-insurance accruals are made for certain claims associated with employee health care, workers’ compensation and general liability insurance. These accruals include estimates that are primarily based on historical loss development factors. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.
Revenue Recognition
We recognize revenue upon transfer of title and risk of loss, provided that evidence of an arrangement exists, pricing is fixed or determinable, and collectability is probable. Net sales are recorded net of estimated sales discounts, returns and certain sales incentives, including coupons and rebates.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Advertising Expense
We expense advertising as it is incurred. Advertising expense was approximately 2% of net sales in 2010, as compared to approximately 1% of net sales in both 2009 and 2008.
Shipping and Handling
Shipping and handling fees billed to customers are recorded as sales, while our shipping and handling costs are included in cost of sales.
Stock-Based Employee Compensation Plans
We account for our stock-based employee compensation plans in accordance with GAAP for stock-based compensation, which requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. See further discussion and disclosure in Note 8.
Other Income
During the second quarter of 2010, we received approximately $0.9 million from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) compared to approximately $8.7 million received in the second quarter of 2009 and approximately $2.5 million received in the second quarter of 2008. We recognize CDSOA-related income upon receiving notice from the U.S. Department of Homeland Security regarding its intent to remit a specific amount to us. These amounts are recorded as other income in the accompanying consolidated financial statements. See further discussion in Note 13.
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
Effective July 1, 2009, we adopted the provisions of a Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which is now part of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. The restricted stock we previously granted to employees was deemed to meet the definition of a participating security as the employees receive nonforfeitable dividends before the stock becomes vested. Our adoption of this FSP required that we retrospectively restate EPS and diluted weighted average common shares outstanding for all periods presented. This resulted in a $.01 reduction in basic and diluted net income per common share for both 2009 and 2008.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Basic and diluted net income per common share were calculated as follows:

	2010	2009	2008
Net income	$114,969	$89,086	$37,620
Net income allocated to participating securities	(198)	(87)	(17)

Net income allocated to common shareholders	$114,771	$88,999	$37,603

Weighted average common shares outstanding:
Basic	28,144	28,033	29,494
Incremental share effect from:
Stock options	3	3	—
Restricted stock	6	6	2
Stock-settled stock appreciation rights	21	2	—

Diluted	28,174	28,044	29,496

Net income per common share:
Basic	$4.08	$3.17	$1.27
Diluted	$4.07	$3.17	$1.27
Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets — net income and other comprehensive income (loss). Included in other comprehensive income (loss) are pension and postretirement benefits adjustments.
Recently Issued Accounting Standards
There were no recently issued accounting pronouncements that impact our consolidated financial statements.
Note 2 — Acquisitions, Discontinued Operations and Divestitures
Acquisitions
In June 2007, we acquired the principal assets of Marshall Biscuit Company, Inc., a privately owned producer and marketer of frozen yeast rolls and biscuits based in Saraland, Alabama for approximately $23.1 million. An earn out payment of approximately $0.2 million was made in 2008, as determined under the terms of the purchase agreement. There were no earn-out payments in 2010 or 2009, as the conditions, as defined in the purchase agreement, were not met. The final year of this earn-out payment arrangement was 2010.
Discontinued Operations
In June 2008, as part of a strategic alternative review of nonfood operations, we sold effectively all of the operating assets of our Des Moines, Iowa automotive accessory operations. The cash transaction resulted in a pretax loss of approximately $20.4 million for the year ended June 30, 2008. This operation was previously included in our Automotive segment and had net sales of approximately $142.1 million in 2008 and a pretax loss of approximately $16.3 million (including the pretax loss on sale) for the year ended June 30, 2008.
The 2008 financial results of this and other previously-divested operations are reported separately as discontinued operations. For 2008, the loss from discontinued operations was approximately $10.8 million, net of tax, and included a net loss on the sale of these operations of approximately $13.5 million, net of tax of $7.1 million.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Divestitures
In November 2007, as part of a strategic alternative review of nonfood operations, we sold substantially all the consumer and floral glass operating assets of our Indiana Glass Company and E. O. Brody Company subsidiaries for gross proceeds of approximately $21.5 million. This cash transaction resulted in a pretax loss of approximately $6.4 million in 2008, which is recorded in cost of sales. These operations were included in our Glassware and Candles segment and had net sales of approximately $18 million during the fiscal year ended June 30, 2008. As part of the sale, we entered into a non-exclusive, three-year supply agreement with the buyer for certain glassware products that our candle operations continue to use. In accordance with GAAP for the impairment or disposal of long-lived assets, the financial results of these operations do not meet the criteria for classification as discontinued operations and, therefore, have been included in continuing operations for all periods presented.
Note 3 — Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at June 30, 2010 and 2009.
The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	2010	2009
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(177)	(167)

Net Carrying Value	$193	$203

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(4,054)	(3,118)

Net Carrying Value	$8,966	$9,902

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(1,185)	(967)

Net Carrying Value	$355	$573

Total Net Carrying Value	$9,514	$10,678

Amortization expense relating to these assets was approximately $1.2 million for each of the years ended June 30, 2010, 2009 and 2008. Total annual amortization expense is estimated to be approximately $1.2 million for next year, $1.1 million for the second year and $0.9 million for each of the following three years.
Note 4 — Accrued Liabilities
Accrued liabilities at June 30, 2010 and 2009 are composed of:

	2010	2009
Accrued compensation and employee benefits	$24,671	$22,863
Accrued marketing and distribution	6,471	5,768
Income and other taxes	1,269	1,307
Book cash overdrafts	2,000	—
Other	1,638	3,461

Total accrued liabilities	$36,049	$33,399

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 5 — Long-Term Debt
At June 30, 2010 and 2009, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires in October 2012, and all outstanding amounts are then due and payable. At June 30, 2010 and 2009, we had no borrowings outstanding under this facility. Loans may be used for general corporate purposes.
Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we classify the outstanding balance as long-term debt. We paid no interest in 2010, as compared to approximately $1.2 million in 2009.
The facility contains two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT (as defined more specifically in the credit agreement) by Consolidated Interest Expense (as defined more specifically in the credit agreement), and the leverage ratio is calculated by dividing Consolidated Debt (as defined more specifically in the credit agreement) by Consolidated EBITDA (as defined more specifically in the credit agreement). We met the requirements of these financial covenants at June 30, 2010 and 2009.
Note 6 — Income Taxes
We and our domestic subsidiaries file a consolidated Federal income tax return. Taxes based on income for the years ended June 30, 2010, 2009 and 2008, have been provided as follows:

	2010	2009	2008
Currently payable:
Federal	$55,422	$40,019	$23,221
State and local	3,933	3,858	3,130

Total current provision	59,355	43,877	26,351
Deferred Federal, state and local provision	814	4,043	878

Total taxes based on income	$60,169	$47,920	$27,229

Certain tax benefits recorded directly to common stock totaled approximately $0.7 million in 2010, $0.2 million in 2009 and less than $0.1 million in 2008. For the years ended June 30, 2010, 2009 and 2008, our effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2010	2009	2008

Statutory rate	35.0%	35.0%	35.0%
State and local income taxes	1.5%	2.1%	3.2%
ESOP dividend deduction	(0.1)%	(0.2)%	(0.4)%
Domestic manufacturing deduction	(1.9)%	(1.8)%	(1.3)%
Other	(0.1)%	(0.1)%	(0.5)%

Effective rate	34.4%	35.0%	36.0%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2010 and 2009 are comprised of:

	2010	2009
Deferred tax assets:
Inventories	$3,499	$2,929
Employee medical and other benefits	10,892	9,214
Receivable and other allowances	4,625	5,100
Other accrued liabilities	3,591	3,817

Total deferred tax assets	22,607	21,060

Total deferred tax liabilities—property and other	(12,380)	(10,448)

Net deferred tax asset	$10,227	$10,612

Net current deferred tax assets totaled approximately $14.7 million and $15.2 million at June 30, 2010 and 2009, respectively, and were included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. Prepaid Federal, state and local income taxes of approximately $7.9 million and $1.0 million at June 30, 2010 and 2009, respectively, were also included in Deferred Income Taxes and Other Current Assets. Cash payments for income taxes were approximately $66.2 million, $30.4 million and $23.7 million for 2010, 2009 and 2008, respectively.
Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and any subsequent interpretations thereto (now codified within ASC Topic 740). Upon adoption, we recognized a decrease to retained earnings of approximately $1.2 million to increase our tax contingency reserves for uncertain tax positions. The gross tax contingency reserve at the time of adoption was approximately $2.4 million and consisted of tax liabilities of approximately $1.5 million and penalties and interest of approximately $0.9 million. The unrecognized tax benefits recorded as the gross tax contingency reserve noted in the following table for June 30, 2010 and 2009 would affect our effective tax rate, if recognized.
The following table sets forth changes in our total gross tax contingency reserve (including interest and penalties):

	2010	2009
Balance, beginning of year	$2,932	$2,673
Tax positions related to current year:
Additions	15	336
Reductions	—	—
Tax positions related to prior years:
Additions	640	243
Reductions	(32)	(220)
Decreases due to settlements with taxing authorities	(1,634)	(100)

Balance, end of year	$1,921	$2,932

We have classified approximately $0.5 million of the gross tax contingency reserve at June 30, 2010 as current liabilities as these amounts are expected to be resolved within the next 12 months. The remaining liability of approximately $1.4 million is included in long-term liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations.
During 2010, we executed several state tax voluntary disclosure agreements. The settlement of these liabilities resulted in pre-tax income of approximately $0.9 million, which impacted our effective tax rate for 2010 by approximately 0.4%.
We report accrued interest and penalties related to these tax liabilities in income tax expense. For 2010 and 2009, we recognized a benefit of approximately $0.4 million and expense of approximately $0.1 million,

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
respectively, of net tax-related interest and penalties relating to the net activity noted in the table above. We had accrued interest and penalties of approximately $0.7 million and $1.1 million as of June 30, 2010 and 2009, respectively.
We file income tax returns in the U.S. and various state and local jurisdictions. With limited exceptions, we are no longer subject to examination of U.S. Federal or state and local income taxes for years prior to 2007.
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
Our Board approved a share repurchase authorization of 2,000,000 shares in August 2007. Approximately 429,000 shares remained authorized for future purchase at June 30, 2010.
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
Stock Options
Until 2008, we used stock options as the primary vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculated the fair value of option grants using the Black-Scholes option-pricing model. There were no grants of stock options in 2010, 2009, or 2008.
We recognized compensation expense over the requisite service period. Total compensation cost related to stock options was zero in 2010, as compared to less than $0.1 million for each of the years ended June 30, 2009 and 2008. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. No initial tax benefits are recorded for the portion of these compensation costs that relate to incentive stock options, which do not qualify for a tax deduction until, and only if, a disqualifying disposition occurs.
During the years ended June 30, 2010 and 2009, we received approximately $4.0 million and $5.2 million, respectively, in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $0.9 million and $0.6 million for 2010 and 2009, respectively. A related tax benefit of approximately $0.3 million and $0.2 million was recorded in 2010 and 2009, respectively. These tax benefits were included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
benefits included less than $0.1 million of gross windfall tax benefits for the years ended June 30, 2010 and 2009.
The following summarizes for each of the three years in the period ended June 30, 2010 the activity relating to stock options granted under the 1995 Plan:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life in Years	Value
Outstanding at June 30, 2007	361	$40.42
Exercised	(17)	37.23
Forfeited	(33)	41.11
Expired	(72)	37.23

Outstanding at June 30, 2008	239	$41.52	1.67	$—

Exercised	(125)	41.52
Forfeited	(18)	41.52

Outstanding at June 30, 2009	96	$41.52	.67	$246

Exercised	(95)	41.52
Expired	(1)	41.52

Outstanding at June 30, 2010	—	$—	—	$—

Exercisable and vested at June 30, 2008	237	$41.52	1.67	$—

Vested and expected to vest at June 30, 2008	239	$41.52	1.67	$—

Exercisable and vested at June 30, 2009	96	$41.52	.67	$246

Vested and expected to vest at June 30, 2009	96	$41.52	.67	$246

Stock-Settled Stock Appreciation Rights
Since 2008, we have used periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculate the fair value of SSSARs grants using the Black-Scholes option-pricing model.
In February 2010, 2009 and 2008, we granted 167,950, 77,700 and 153,550 SSSARs, respectively, to various employees under the terms of the 2005 Plan discussed previously. The weighted average per right fair value of the 2010 SSSARs grant was $11.81 and was estimated at the date of grant using the following assumptions: risk-free interest rate of 1.67%; dividend yield of 2.04%; volatility factor of the expected market price of our common stock of 29.97%; and a weighted average expected life of 3.5 years. The weighted average per right fair value of the 2009 SSSARs grant was $6.89 and was estimated at the date of grant using the following assumptions: risk-free interest rate of 1.63%; dividend yield of 2.86%; volatility factor of the expected market price of our common stock of 28.13%; and a weighted average expected life of 3.5 years. The weighted average per right fair value of the 2008 SSSARs grant was $6.00 and was estimated at the date of grant using the following assumptions: risk-free interest rate of 2.54%; dividend yield of 2.91%; volatility factor of the expected market price of our common stock of 24.04%; and a weighted average expected life of 3.5 years. For each of these grants, the volatility factor was estimated based on actual historical volatility of our stock for a time period equal to the term of the SSSARs. The expected average life was calculated using the simplified method as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin 110, as we do not yet have sufficient historical exercise experience for this type of grant. The SSSARs from each of these grants vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for each of these grants.
We recognize compensation expense over the requisite service period. Total compensation cost related to SSSARs for the years ended June 30, 2010, 2009 and 2008 was approximately $0.7 million, $0.4 million and

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
$0.1 million, respectively. These amounts were reflected in Selling, General and Administrative Expenses and were allocated to each segment appropriately. We recorded a tax benefit of approximately $0.2 million, $0.1 million and less than $0.1 million for the years ended June 30, 2010, 2009 and 2008, respectively. We also recorded gross windfall tax benefits of approximately $0.3 million and less than $0.1 million for the years ended June 30, 2010 and 2009, respectively. There were no windfall tax benefits in 2008. These windfall tax benefits were included in the financing section of the Consolidated Statements of Cash Flows.
The following summarizes for each of the three years in the period ended June 30, 2010 the activity relating to SSSARs granted under the 2005 Plan:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Rights	Price	Life in Years	Value
Outstanding at June 30, 2007	—	$—
Granted	153	38.31

Outstanding at June 30, 2008	153	$38.31	4.67	$—

Exercised	(8)	38.31
Granted	78	39.86
Forfeited	(1)	38.31

Outstanding at June 30, 2009	222	$38.85	4.02	$1,160

Exercised	(76)	38.65
Granted	168	58.79
Forfeited	(5)	50.20

Outstanding at June 30, 2010	309	$49.55	3.93	$2,075

Exercisable and vested at June 30, 2008	—	—

Vested and expected to vest at June 30, 2008	147	$38.31	4.67	$—

Exercisable and vested at June 30, 2009	43	$38.31	3.67	$248

Vested and expected to vest at June 30, 2009	214	$38.85	4.02	$1,117

Exercisable and vested at June 30, 2010	43	$38.64	2.88	$631

Vested and expected to vest at June 30, 2010	299	$49.64	3.93	$1,988

The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2010:

Outstanding					Exercisable
			Weighted Average
			Remaining
Grant	Exercise	Number	Contractual	Exercise	Number	Weighted Average
Years	Price	Outstanding	Life in Years	Price	Exercisable	Exercise Price
2010	$58.79	165	4.66	$58.79	—	—
2009	$39.86	61	3.66	$39.86	9	$39.86
2008	$38.31	83	2.67	$38.31	34	$38.31

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The following summarizes the status of, and changes to, unvested SSSARs during the year ended June 30, 2010:

		Weighted
	Number	Average
	of	Grant Date
	Rights	Fair Value
Unvested at beginning of period	179	$6.39
Granted	168	11.81
Vested	(76)	6.30
Forfeited	(5)	9.54

Unvested at end of period	266	$9.77

At June 30, 2010, there was approximately $2.2 million of total unrecognized compensation cost related to SSSARs that we will recognize over a weighted-average period of approximately 2.35 years.
Restricted Stock
Since 2008, we have used periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In February 2010, 2009 and 2008, we granted a total of 25,000, 5,800 and 23,600 shares of restricted stock, respectively, to various key employees under the terms of the 2005 Plan. The restricted stock granted in 2010 had a grant date fair value of approximately $1.5 million based on a per share closing stock price of $58.79. The restricted stock granted in 2009 had a grant date fair value of approximately $0.2 million based on a per share closing stock price of $39.86. The restricted stock granted in 2008 had a grant date fair value of approximately $0.9 million based on a per share closing stock price of $38.31. The restricted stock under each of these grants vests on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for each of these grants. Under the terms of the grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status.
In November 2009, we granted a total of 8,435 shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan. The restricted stock had a grant date fair value of approximately $0.4 million based on a per share closing stock price of $50.86. This restricted stock vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock over the vesting period are held in escrow and are paid to the directors at the time the stock vests. An additional 14,000 and 3,000 shares of restricted stock that were granted to our nonemployee directors in November 2008 and 2007, respectively, vested during the second quarter of 2010 and 2009, respectively, and the directors were paid the related dividends that had been held in escrow.
The following summarizes the activity related to restricted stock transactions for the year ended June 30, 2010:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	43	$35.61
Granted	33	56.79
Vested	(14)	29.57
Forfeited	(1)	47.41

Unvested restricted stock at end of period	61	$48.43

Expected to vest restricted stock at end of period	60	$48.39

We recognize compensation expense over the requisite service period. Compensation expense of approximately $0.9 million was recorded for the year ended June 30, 2010 in Selling, General and Administrative Expenses, as compared to approximately $0.6 million in 2009 and approximately $0.2 million in 2008. A tax benefit of approximately $0.3 million, $0.2 million and $0.1 million was recorded for the

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
years ended June 30, 2010, 2009 and 2008, respectively. We also recorded gross windfall tax benefits of less than $0.1 million for the year ended June 30, 2010. There were no windfall tax benefits recorded in 2009 or 2008. These windfall tax benefits were included in the financing section of the Consolidated Statement of Cash Flows.
At June 30, 2010, there was approximately $1.7 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted average period of approximately 2.15 years.
Note 9 — Pension Benefits
Defined Benefit Pension Plans
We and certain of our operating subsidiaries have sponsored multiple defined benefit pension plans covering union workers at certain locations. As a result of restructuring activities in recent years, including a 2010 plant closure, at June 30, 2010 there were no active employees continuing to accrue service cost or otherwise eligible to receive plan benefits. Benefits being paid under the plans are primarily based on negotiated rates and years of service. We contribute to these plans at least the minimum amount required by regulation or contract.
At the end of the year, we discount our plan liabilities using an assumed discount rate. In estimating this rate, we, along with our third-party actuaries, review bond indices, consider yield curve analysis results and the past history of discount rates.
The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2010	2009
Weighted-average assumption as of June 30
Discount rate	5.21%	6.34%
The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2010	2009	2008
Discount rate	6.34%	6.65%	6.35%

Expected long-term return on plan assets	8.00%	8.00%	8.00%
In determining the long-term expected return on plan assets, we consider our related investment guidelines, our expectations of long-term rates of return by asset category, our target asset allocation weighting and historical rates of return and volatility for equity and fixed income investments. The investment strategy for plan assets is to control and manage investment risk through diversification among asset classes, investment managers/funds and investment styles. The plans’ investment guidelines have been designed to meet the intended objective that plan assets earn at least nominal returns equal to or in excess of the plans’ liability growth rate. In consideration of the current average age of the plans’ participants, the investment guidelines are based upon an investment horizon of at least 10 years.
The target and actual asset allocations for our plans at June 30 by asset category are as follows:

	Target Percentage	Actual Percentage
	of Plan Assets	of Plan Assets
	at June 30	at June 30
Asset Category	2010	2010	2009
Cash	0–10%	2%	2%
Equity securities	30–70%	54%	58%
Fixed income	30–70%	44%	40%

Total		100%	100%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Our target asset allocations are maintained through ongoing review and periodic rebalancing of equity and fixed income investments with assistance from an independent outside investment consultant. Also, the plan assets are diversified among asset classes, asset managers or funds and investment styles to avoid concentrations of risk. We expect that a modest allocation to cash will exist within the plans, because each investment manager is likely to hold limited cash in a portfolio.
Our June 30, 2009 plan assets included an investment in shares of our common stock with a market value of approximately $2.2 million. There were no plan asset investments in shares of our common stock at June 30, 2010.
In 2010, we adopted FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which is now part of ASC Topic 715, “Compensation-Retirement Benefits.” FSP FAS 132(R)-1 provides guidance on our disclosures about the plan assets of our defined benefit pension plans. FSP FAS 132(R)-1 requires us to categorize our plan assets within a three-level fair value hierarchy as follows:
Level 1 — Quoted market prices in active markets for identical assets.
Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3 — Unobservable inputs that are not corroborated by market data.
The following table summarizes the fair values and levels, within the fair value hierarchy, for our plan assets at June 30, 2010:

Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$523	$—	$—	$523
Money market funds	174	—	—	174
U.S. government obligations	—	3,836	—	3,836
Corporate obligations	—	1,812	—	1,812
Mortgage obligations	—	2,262	—	2,262
Mutual funds fixed income	5,048	—	—	5,048
Mutual funds equity	16,388	—	—	16,388

Total	$22,133	$7,910	$—	$30,043

The plan assets classified at Level 1 include money market funds, common stock and mutual funds. Quoted market prices in active markets are available for investments in this category.
The plan assets classified at Level 2 include fixed income securities consisting of U.S. Government securities, corporate obligations and mortgage obligations. In valuing Level 2 assets, we apply a market or income approach utilizing a number of observable standard inputs. These inputs may be prioritized differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security on any given day.
Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$34,484	$33,599
Service cost	45	117
Interest cost	2,118	2,170
Actuarial loss	4,192	986
Benefits paid	(2,375)	(2,388)

Benefit obligation at end of year	$38,464	$34,484

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

	2010	2009
Change in plan assets
Fair value of plan assets at beginning of year	$27,738	$29,672
Actual return on plan assets	3,878	(2,621)
Employer contributions	802	3,075
Benefits paid	(2,375)	(2,388)

Fair value of plan assets at end of year	$30,043	$27,738

Reconciliation of funded status
Net accrued benefit cost	$(8,421)	$(6,746)

Amounts recognized in the consolidated balance sheets consist of
Accrued benefit liability (noncurrent liabilities)	$(8,421)	$(6,746)

Net amount recognized	$(8,421)	$(6,746)

Accumulated benefit obligation	$38,464	$34,484

Each of our plans had benefit obligations in excess of the fair value of plan assets at the June 30, 2010 and 2009 measurement dates.
Amounts recognized in accumulated other comprehensive loss at June 30, 2010 and 2009 are as follows:

	2010	2009

Net actuarial loss	$16,747	$14,780
Prior service cost	—	354
Net transition asset	(3)	(3)
Income taxes	(6,296)	(5,689)

Total	$10,448	$9,442

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

2011

Net actuarial loss	$546
Net transition asset	(1)

Total	$545

The following table summarizes the components of net periodic benefit cost at June 30:

	2010	2009	2008
Components of net periodic benefit cost
Service cost	$45	$117	$155
Interest cost	2,118	2,170	2,381
Expected return on plan assets	(2,150)	(2,263)	(2,904)
Curtailment/settlement charges	349	331	3,011
Amortization of unrecognized net loss	496	327	145
Amortization of prior service cost	5	75	102
Amortization of unrecognized net (asset) obligation existing at transition	(1)	2	3

Net periodic benefit cost	$862	$759	$2,893

In 2010, one of our plans became subject to curtailment accounting. This resulted in the immediate recognition of all of the outstanding prior service cost of the plan, which was approximately $0.3 million. This charge was included in our Specialty Foods segment.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
In 2009, one of our plans became subject to curtailment accounting. This resulted in the immediate recognition of all of the outstanding prior service cost of the plan, which was approximately $0.3 million. This charge was included in our corporate expenses within continuing operations because the costs related to the retained liabilities of sold operations.
In 2008, one of our plans experienced lump sum payments that exceeded the plan’s annual service and interest costs, which resulted in an accelerated recognition of plan costs of approximately $3.0 million. This charge was included in continuing operations in corporate expenses because the costs were related to the retained liabilities of sold and discontinued operations.
We have not yet finalized our anticipated funding level for 2011, but, based on initial estimates, we anticipate funding approximately $1.8 million.
Benefit payments estimated for future years are as follows:

2011	$2,171
2012	$2,158
2013	$2,161
2014	$2,150
2015	$2,149
2016 – 2020	$11,977
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
The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2010	2009
Weighted-average assumption as of June 30
Discount rate	5.21%	6.34%
The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2010	2009	2008

Discount rate	6.34%	6.65%	6.35%
Health care cost trend rate	10.00%	10.00%	10.00%
Relevant information with respect to our postretirement medical and life insurance benefits as of June 30, can be summarized as follows:

	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$3,153	$3,102
Service cost	17	17
Interest cost	193	198
Actuarial (gain) loss	(491)	48
Benefits paid	(165)	(212)

Benefit obligation at end of year	$2,707	$3,153

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

	2010	2009
Change in plan assets
Employer contributions	$165	$212
Benefits paid	(165)	(212)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Accrued benefit cost	$(2,707)	$(3,153)

Amounts recognized in the consolidated balance sheets consist of
Current accrued benefit liability	$(169)	$(225)

Noncurrent accrued benefit liability	$(2,538)	$(2,928)

Accumulated benefit obligation	$(2,707)	$(3,153)

Amounts recognized in accumulated other comprehensive loss at June 30, 2010 and 2009 are as follows:

	2010	2009

Net actuarial gain	$(1,011)	$(534)
Prior service benefit	(33)	(38)
Income taxes	393	215

Total	$(651)	$(357)

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

2011

Prior service cost amortization	$(5)
Unrecognized gain amortization	(47)

Total	$(52)

The following table summarizes the components of net periodic benefit cost at June 30:

	2010	2009	2008
Components of net periodic benefit cost
Service cost	$17	$17	$26
Interest cost	193	198	231
Amortization of unrecognized net gain	(14)	(17)	—
Amortization of prior service asset	(5)	(5)	(5)
Curtailment benefit	—	—	(27)

Net periodic benefit cost	$191	$193	$225

In 2008, our plans experienced a curtailment due to a significant reduction in future service as a result of the sale of certain automotive operations. This resulted in the immediate recognition of a portion of the outstanding prior service asset related to the impacted employees.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
We expect to contribute approximately $0.2 million to our postretirement benefit plans in 2011.
Benefit payments estimated for future years are as follows:

2011	$169
2012	$181
2013	$185
2014	$183
2015	$187
2016 – 2020	$951
For other postretirement benefit measurement purposes, annual increases in medical costs for 2010 are assumed to total approximately 10% per year and gradually decline to 5% by approximately the year 2015 and remain level thereafter. Annual increases in medical costs for 2009 were assumed to total approximately 10% per year and gradually decline to 5% by approximately the year 2014 and remain level thereafter.
Assumed health care cost rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$9	$(8)
Effect on postretirement benefit obligation as of June 30, 2010	$165	$(144)
Note 11 — Defined Contribution and Other Employee Plans
We sponsored five defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code during 2010. Contributions are determined under various formulas, and we contributed to three of the plans in 2010. Costs related to such plans totaled approximately $0.8 million, $0.8 million and $0.9 million in the years ended June 30, 2010, 2009 and 2008, respectively.
Certain of our subsidiaries also participate in multiemployer plans that provide pension and postretirement health and welfare benefits to the union workers at such locations. The contributions required by our participation in the multi-employer plans totaled approximately $4.8 million, $4.5 million and $4.1 million in the years ended June 30, 2010, 2009 and 2008, respectively.
We offer a deferred compensation plan for select employees who may elect to defer a certain percentage of annual compensation. We do not match any contributions. Each participant earns interest based upon the prime rate of interest, adjusted semi-annually, on their respective deferred compensation balance. Participants are paid out upon retirement or termination. Our liability for total deferred compensation and accrued interest was approximately $2.6 million and $2.4 million for the years ended June 30, 2010 and 2009, respectively. Deferred compensation expense totaled approximately $0.1 million, $0.1 million and $0.2 million for the years ended June 30, 2010, 2009 and 2008, respectively.
Note 12 — Commitments
We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment, which expire at various dates through fiscal year 2016. Certain of these leases contain renewal options, some provide options to purchase during the lease term and some require contingent rentals based on usage. The future minimum rental commitments due under these leases are summarized as follows (in thousands): 2011—$4,166; 2012—$3,425; 2013—$2,716; 2014—$2,471; 2015—$1,450; thereafter—$577.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Total rent expense, including short-term cancelable leases, during the years ended June 30, 2010, 2009 and 2008 is summarized as follows:

	2010	2009	2008
Operating leases:
Minimum rentals	$4,336	$4,388	$4,431
Contingent rentals	456	355	401
Short-term cancelable leases	1,253	1,458	1,609

Total	$6,045	$6,201	$6,441

In August 2010, we entered into a construction contract commitment approximating $13 million and equipment purchase commitments of approximately $5 million for the expansion of our frozen yeast roll facility located in Kentucky.
Note 13 — Contingencies
In addition to the items discussed below, at June 30, 2010, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
Approximately 20% of our employees are represented under various collective bargaining agreements, which expire at various times through calendar year 2013. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material adverse effect on our business and results of operations.
The CDSOA provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $0.9 million, $8.7 million and $2.5 million in 2010, 2009 and 2008, respectively. These remittances related to certain candles being imported from the People’s Republic of China.
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
In addition to this legislative development, cases have been brought in U.S. courts challenging the CDSOA. In two separate cases, the U.S. Court of International Trade (“CIT”) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The U.S. Court of Appeals for the Federal Circuit reversed both CIT decisions. We are unable to determine, at this time, what the ultimate outcome of litigation regarding the CDSOA will be, and it is possible that further legal action, potential additional changes in the law and other factors could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007. Accordingly, we cannot predict the amount of future distributions, and it is possible that we may not receive any further distributions under the CDSOA. Any reduction in CDSOA distributions could reduce our earnings and cash flow.
Note 14 — Restructuring and Impairment Charges
Specialty Foods Segment — Fiscal 2010
In the first quarter of 2010, we committed to a plan to close our dressings and sauces manufacturing operation located in Wilson, New York. This decision was intended to provide greater efficiency in our Specialty Foods segment by consolidating most of this facility’s operations into other existing plants, outsourcing certain requirements and exiting less profitable dressing lines. Production at this facility was phased out in the second quarter of 2010; and while timing of the disposal of the associated real estate is

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
difficult to predict, this closure was essentially complete at December 31, 2009. The operations of this location have not been reclassified to discontinued operations in accordance with GAAP for the impairment or disposal of long-lived assets.
During 2010, we recorded restructuring charges of approximately $2.3 million ($1.5 million after taxes), including approximately $0.2 million recorded in Cost of Sales for the write-down of inventories. The remaining charges consisted of one-time termination benefits, a pension curtailment charge and other various closing costs. Cash expenditures for 2010 were approximately $1.8 million and related to the one-time termination benefits and other closing costs.
An analysis of the restructuring activity for 2010 recorded within the Specialty Foods segment follows:

	Accrual at		2010	Accrual at
	June 30,	2010	Cash	June 30,
	2009	Charges	Outlays	2010
Restructuring Charges
Employee Separation Costs	$—	$1,643	$(1,643)	$—
Other Costs	—	172	(172)	—

Subtotal	$—	1,815	$(1,815)	$—

Pension Curtailment Charges		349
Inventory Write-Down		179

Total Restructuring Charges		$2,343

We do not expect any other restructuring costs or cash expenditures related to this closure. The total costs associated with this closure were ultimately less than originally estimated due to the actual timing of the closure and its impact on the one-time termination benefits and also due to lower than expected other closing costs.
Specialty Foods Segment — Fiscal 2009
In the first quarter of 2009, we began consolidating our Atlanta, Georgia dressing operation into our other existing food facilities as part of our cost-reduction efforts within the Specialty Foods segment. During 2009, we recorded restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes). This closure was essentially complete at September 30, 2008, and the disposition of the associated real estate occurred in December 2008. We do not expect any other costs or cash expenditures related to this closure.
Other
In 2007, we closed our industrial glass operation that was located in Lancaster, Ohio. The majority of the total $5.7 million restructuring and impairment charge related to this closure was recorded in 2007, but we did incur approximately $1.3 million ($0.8 million after taxes) and $0.8 million ($0.5 million after taxes) during the years ended June 30, 2008 and 2009, respectively. The 2007 and 2008 charges were included within our Glassware and Candles segment because that is where the operation was classified. After the closure was essentially completed in 2009, the related activities were recorded in Corporate expenses. We do not currently expect other significant restructuring costs related to this closure.
Held for Sale
As a result of the current-year closing discussed above, as well as various prior-year restructuring and divestiture activities, we have certain “held for sale” properties with a total net book value of approximately $2.7 million that have been reclassified to current assets and are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with GAAP for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 15 — Business Segments Information
We have evaluated our operations and have determined that the business is separated into two distinct operating and reportable segments: “Specialty Foods” and “Glassware and Candles.”
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
The following table sets forth business segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated net sales in each of the years ending June 30:

	2010	2009	2008
Specialty Foods
Non-frozen	$547,704	$569,053	$526,142
Frozen	345,552	340,844	282,365

Total Specialty Foods	$893,256	$909,897	$808,507
Glassware and Candles
Consumer table and giftware	$158,327	$134,991	$146,434
Nonconsumer ware and other	5,025	6,603	25,974

Total Glassware and Candles	$163,352	$141,594	$172,408

Total	$1,056,608	$1,051,491	$980,915

Corporate Expenses—include various expenses of a general corporate nature, as well as costs related to certain divested or closed nonfood operations, including the expense associated with retirement plans applicable to those closed units and any real property held for sale. These corporate expenses are generally not directly attributable to the reportable operating segments and therefore have not been allocated to those segments.
The following sets forth certain additional financial information attributable to our business segments for the three years ended June 30, 2010, 2009 and 2008 and certain items retained at the corporate level:

	2010	2009	2008
Net Sales(1)
Specialty Foods	$893,256	$909,897	$808,507
Glassware and Candles	163,352	141,594	172,408

Total	$1,056,608	$1,051,491	$980,915

Operating Income (Loss)(2)
Specialty Foods	$176,194	$145,848	$88,975
Glassware and Candles	9,445	(5,671)	(1,887)
Corporate Expenses	(11,440)	(10,529)	(11,751)

Total	$174,199	$129,648	$75,337

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

	2010	2009	2008
Identifiable Assets(1)(3)
Specialty Foods	$362,844	$349,401	$364,402
Glassware and Candles	105,537	93,813	108,394
Corporate	118,072	55,267	47,382

Total	$586,453	$498,481	$520,178

Capital Expenditures
Specialty Foods	$11,321	$10,680	$15,400
Glassware and Candles	1,340	492	1,389
Corporate	172	164	43

Total	$12,833	$11,336	$16,832

Depreciation and Amortization
Specialty Foods	$15,832	$15,409	$15,307
Glassware and Candles	4,601	6,303	8,580
Corporate	100	158	251

Total	$20,533	$21,870	$24,138

(1)	Net sales and long-lived assets are predominantly domestic.

(2)	Operating income represents net sales less operating expenses related to the business segments. All intercompany transactions have been eliminated, and intersegment revenues are not significant.

(3)
Identifiable assets for each segment include those assets used in its operations and intangible assets allocated to purchased businesses. Corporate assets consist principally of cash and equivalents, deferred income taxes and certain real property that is held for sale.

Combined net sales from the two segments attributable to Wal-Mart Stores, Inc. totaled approximately $247 million in 2010, or 23% of consolidated 2010 net sales; $206 million in 2009, or 20% of consolidated 2009 net sales; and $166 million in 2008, or 17% of consolidated net sales in 2008.
Combined accounts receivable for the two segments attributable to Wal-Mart Stores, Inc. totaled approximately 41% and 39% of consolidated accounts receivable at June 30, 2010 and 2009, respectively.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 16 — Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Fiscal
	Quarter(1)	Quarter(2)	Quarter	Quarter	Year(3)
2010
Net Sales	$254,160	$304,115	$250,328	$248,005	$1,056,608
Gross Margin	$63,707	$84,777	$61,923	$59,925	$270,332
Net Income	$28,405	$39,527	$24,222	$22,815	$114,969
Diluted Net Income per Share	$1.01	$1.40	$.86	$.81	$4.07

	First	Second	Third	Fourth	Fiscal
	Quarter(4)	Quarter(5)	Quarter	Quarter	Year(3)
2009
Net Sales	$263,837	$288,242	$246,027	$253,385	$1,051,491
Gross Margin	$39,669	$58,163	$52,642	$65,018	$215,492
Net Income	$11,020	$28,452	$21,213	$28,401	$89,086
Diluted Net Income per Share	$.39	$1.02	$.76	$1.01	$3.17

(1)
Included in the first quarter earnings is expense of approximately $0.6 million, net of taxes, or approximately $.02 per share, related to the closing of our dressings and sauces manufacturing operation located in Wilson, New York.

(2)
Included in the second quarter earnings are (A) expense of approximately $0.8 million, net of taxes, or approximately $.03 per share, related to the closing of our dressings and sauces manufacturing operation located in Wilson, New York and (B) income of approximately $0.6 million, net of taxes, or approximately $.02 per share, related to funds received under CDSOA.

(3)
Diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the fiscal year. Prior year diluted net income per share has been restated to reflect the adoption of new accounting guidance on participating securities. See Note 1 for further discussion.

(4)
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

(5)	Included in the second quarter earnings is income of approximately $5.6 million, net of taxes, or approximately $.20 per share, related to funds received under CDSOA.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.
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
We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and the financial statement schedule as of and for the year ended June 30, 2010, of the Company and our report dated August 25, 2010, expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

/s/ Deloitte & Touche LLP Deloitte & Touche LLP
Columbus, Ohio
August 25, 2010

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our 2010 Annual Meeting of Shareholders (“2010 Proxy Statement”).
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement.
The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2010 Proxy Statement.
The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2010 Proxy Statement.
Item 11. Executive Compensation
The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2010 Proxy Statement.
The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2010 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2010 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2010 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2010 and 2009 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2010 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2010 and 2009 and for each of the three years in the period ended June 30, 2010, together with the report thereon of Deloitte & Touche LLP dated August 25, 2010, are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2010 and 2009
Consolidated Statements of Income for the years ended June 30, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
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

Date: August 25, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John B. Gerlach, Jr. John B. Gerlach, Jr.	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	August 25, 2010

/s/ John L. Boylan John L. Boylan	Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 25, 2010

/s/ James B. Bachmann James B. Bachmann	Director	August 16, 2010

/s/ Neeli Bendapudi Neeli Bendapudi	Director	August 17, 2010

/s/ Robert L. Fox Robert L. Fox	Director	August 17, 2010

/s/ Alan F. Harris Alan F. Harris	Director	August 17, 2010

/s/ Edward H. Jennings Edward H. Jennings	Director	August 17, 2010

/s/ Henry M. O’Neill, Jr. Henry M. O’Neill, Jr.	Director	August 18, 2010

/s/ Zuheir Sofia Zuheir Sofia	Director	August 17, 2010

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended June 30, 2010

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses(B)	Deductions(A)(B)	of Year

Reserves deducted from asset to which they apply — Allowance for doubtful accounts (amounts in thousands):
Year ended June 30, 2008	$581	$1,049	$561	$1,069

Year ended June 30, 2009	$1,069	$(218)	$(91)	$942

Year ended June 30, 2010	$942	$(51)	$375	$516

Notes:

(A)	Represents uncollectible accounts written-off net of recoveries.

(B)	Includes recovery of previously written-off bad debt related to the 2002 bankruptcy of Kmart Corporation of approximately $0.7 million for 2009.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-K
JUNE 30, 2010
INDEX TO EXHIBITS

Exhibit
Number		Description
2.1
Asset Purchase Agreement, dated as of June 10, 2008, by and among MBR, Inc., RBM, L.L.C., Dee Zee, Inc. and Lancaster Colony Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (000-04065), filed June 17, 2008).

3.1		Amended and Restated Articles of Incorporation of Lancaster Colony Corporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

3.2		Amended and Restated Regulations of Lancaster Colony Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

4.1		Specimen Certificate of Common Stock.

4.2
Credit Agreement, dated as of October 5, 2007, by and among Lancaster Colony Corporation, the Lenders (as defined therein) and JPMorgan Chase Bank, NA (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (000-04065), filed October 11, 2007).

10.1	*	Lancaster Colony Corporation Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (000-04065), filed September 26, 2000).

10.2	*
2004 Amendment to Lancaster Colony Corporation Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed January 3, 2005).

10.3	*	Lancaster Colony Corporation 2005 Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (000-04065), filed February 25, 2005).

10.4	*	Lancaster Colony Corporation 2005 Stock Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A (000-04065), filed October 17, 2005).

10.5	*
Form of Restricted Stock Award Agreement for Directors under the Lancaster Colony Corporation 2005 Stock Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K (000-04065), filed August 28, 2007).

10.6	*
Form of Stock Appreciation Rights Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q/A (000-04065), filed August 28, 2008).

10.7	*
Form of Restricted Stock Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A (000-04065), filed August 28, 2008).

10.8
Agreement, dated as of October 9, 2007, by and among Lancaster Colony Corporation, Barington Companies Equity Partners, L.P. and the other parties thereto (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (000-04065), filed October 11, 2007).

10.9	*
Amended and Restated Key Employee Severance Agreement, dated December 3, 2008, between Lancaster Colony Corporation and John L. Boylan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

10.10	*
Amended and Restated Key Employee Severance Agreement, dated December 3, 2008, between Lancaster Colony Corporation and Bruce L. Rosa (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

10.11	*	Description of Executive Bonus Arrangements (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (000-04065), filed September 10, 2004).

21		Subsidiaries of Registrant.

Exhibit
Number	Description
23	Consent of Deloitte & Touche LLP.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.