Form 10-Q
period 2010-09-30
LANCASTER COLONY CORP
filed 2010-11-09
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2010, there were approximately 27,867,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30	June 30
(Amounts in thousands, except share data)	2010	2010
ASSETS
Current Assets:
Cash and equivalents	$87,430	$100,890
Receivables (less allowance for doubtful accounts, September — $578 and June — $516)	82,927	67,766
Inventories:
Raw materials	38,690	36,812
Finished goods and work in process	92,568	84,697

Total inventories	131,258	121,509
Deferred income taxes and other current assets	25,814	27,234

Total current assets	327,429	317,399

Property, Plant and Equipment:
Land, buildings and improvements	129,789	129,747
Machinery and equipment	248,285	242,024

Total cost	378,074	371,771
Less accumulated depreciation	209,272	205,674

Property, plant and equipment — net	168,802	166,097

Other Assets:
Goodwill	89,840	89,840
Other intangible assets — net	9,223	9,514
Other noncurrent assets	2,947	3,603

Total	$598,241	$586,453

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$45,233	$41,904
Accrued liabilities	38,969	36,049

Total current liabilities	84,202	77,953

Other Noncurrent Liabilities	18,352	19,138

Deferred Income Taxes	6,477	4,454

Shareholders’ Equity:
Preferred stock — authorized 3,050,000 shares; outstanding — none
Common stock — authorized 75,000,000 shares; outstanding — September — 27,947,005 shares; June — 28,167,549 shares	95,484	94,885
Retained earnings	1,094,373	1,080,015
Accumulated other comprehensive loss	(9,720)	(9,797)
Common stock in treasury, at cost	(690,927)	(680,195)

Total shareholders’ equity	489,210	484,908

Total	$598,241	$586,453

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2010	2009

Net Sales	$265,051	$254,160

Cost of Sales	206,980	190,453

Gross Margin	58,071	63,707

Selling, General and Administrative Expenses	23,245	20,468

Restructuring and Impairment Charges	—	830

Operating Income	34,826	42,409

Interest Income and Other — Net	16	25

Income Before Income Taxes	34,842	42,434

Taxes Based on Income	12,075	14,029

Net Income	$22,767	$28,405

Net Income Per Common Share:
Basic and Diluted	$.81	$1.01

Cash Dividends Per Common Share	$.30	$.285

Weighted Average Common Shares Outstanding:
Basic	28,014	28,081
Diluted	28,037	28,115
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30
(Amounts in thousands)	2010	2009

Cash Flows From Operating Activities:
Net income	$22,767	$28,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,964	5,422
Deferred income taxes and other noncash changes	1,409	(171)
Restructuring and impairment charges	—	952
Pension plan activity	116	117
Changes in operating assets and liabilities:
Receivables	(15,767)	(17,248)
Inventories	(9,749)	(8,204)
Other current assets	2,754	(3,499)
Accounts payable and accrued liabilities	2,768	13,102

Net cash provided by operating activities	9,262	18,876

Cash Flows From Investing Activities:
Payments on property additions	(6,725)	(1,919)
Other — net	435	(275)

Net cash used in investing activities	(6,290)	(2,194)

Cash Flows From Financing Activities:
Purchase of treasury stock	(10,732)	—
Payment of dividends	(8,409)	(8,027)
Proceeds from the exercise of stock awards	1	2,985
Increase in cash overdraft balance	2,708	2,316

Net cash used in financing activities	(16,432)	(2,726)

Net change in cash and equivalents	(13,460)	13,956
Cash and equivalents at beginning of year	100,890	38,484

Cash and equivalents at end of period	$87,430	$52,440

Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$605	$1,704

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2010 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2011 refers to fiscal 2011, which is the period from July 1, 2010 to June 30, 2011.
Subsequent Events
We have evaluated events occurring between the end of our most recent fiscal quarter and the date the financial statements were issued and noted no events that would require recognition or disclosure in these financial statements.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Purchases of property, plant and equipment included in accounts payable at September 30, 2010 and 2009 were less than $0.1 million and approximately $0.1 million, respectively. These purchases, less the preceding June 30 balances, have been excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows.
Earnings Per Share
Earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock and common stock equivalents (stock options, restricted stock and stock-settled stock appreciation rights) outstanding during each period. Unvested shares of restricted stock granted to employees are considered participating securities since employees receive nonforfeitable dividends prior to vesting and, therefore, are included in the earnings allocation in computing EPS under the two-class method. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the diluted weighted average number of common shares outstanding during the period, which includes the dilutive potential common shares associated with outstanding stock options, restricted stock and stock-settled stock appreciation rights.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Basic and diluted net income per common share were calculated as follows:

	Three Months Ended
	September 30
	2010	2009
Net income	$22,767	$28,405
Net income available to participating securities	(41)	(29)

Net income available to common shareholders	$22,726	$28,376

Weighted average common shares outstanding — basic	28,014	28,081
Incremental share effect from:
Stock options	—	8
Restricted stock	6	11
Stock-settled stock appreciation rights	17	15

Weighted average common shares outstanding — diluted	28,037	28,115

Net income per common share — basic and diluted	$.81	$1.01
Comprehensive Income
Total comprehensive income for the three months ended September 30, 2010 and 2009 was approximately $22.8 million and $28.7 million, respectively. The September 30, 2010 and 2009 comprehensive income consists of net income and the amortization of pension and postretirement losses.
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2010 Annual Report on Form 10-K.
Note 2 — Impact of Recently Issued Accounting Standards
There were no recently issued accounting pronouncements that impact our consolidated financial statements.
Note 3 — Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at September 30, 2010 and June 30, 2010.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	September 30	June 30
	2010	2010
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(179)	(177)

Net Carrying Value	$191	$193

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(4,289)	(4,054)

Net Carrying Value	$8,731	$8,966

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(1,239)	(1,185)

Net Carrying Value	$301	$355

Total Net Carrying Value	$9,223	$9,514

Amortization expense relating to these assets was approximately $0.3 million for the three months ended September 30, 2010 and 2009. Total annual amortization expense is estimated to be approximately $1.1 million next year, $0.9 million for each of the following three years and $0.8 million for the fifth year.
Note 4 — Long-Term Debt
At September 30, 2010 and June 30, 2010, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires in October 2012, and all outstanding amounts are then due and payable. At September 30, 2010 and June 30, 2010, we had no borrowings outstanding under this facility. Loans may be used for general corporate purposes.
Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we classify the outstanding balance as long-term debt. We paid no interest for the three months ended September 30, 2010 and 2009.
The facility contains two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT (as defined more specifically in the credit agreement) by Consolidated Interest Expense (as defined more specifically in the credit agreement), and the leverage ratio is calculated by dividing Consolidated Debt (as defined more specifically in the credit agreement) by Consolidated EBITDA (as defined more specifically in the credit agreement). We met the requirements of these financial covenants at September 30, 2010 and June 30, 2010.
Note 5 — Pension Benefits
We and certain of our operating subsidiaries have sponsored multiple defined benefit pension plans covering union workers at certain locations. As a result of restructuring activities in recent years, at September 30, 2010 there were no active employees continuing to accrue service cost or otherwise eligible to receive plan benefits. Benefits being paid under the plans are primarily based on negotiated rates and years of service. We contribute to these plans at least the minimum amount required by regulation or contract.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The following table discloses net periodic benefit cost for our pension plans:

	Three Months
	Ended
	September 30
	2010	2009
Components of net periodic benefit cost
Service cost	$—	$27
Interest cost	487	529
Expected return on plan assets	(507)	(538)
Curtailment charge	—	349
Amortization of unrecognized net loss	137	124
Amortization of prior service cost	—	5

Net periodic benefit cost	$117	$496

In the first quarter of 2010, one of our plans became subject to curtailment accounting. This resulted in the immediate recognition of all of the outstanding prior service cost of the plan, which was approximately $0.3 million. This charge was recorded in Restructuring and Impairment Charges and related to our Specialty Foods segment.
For the three months ended September 30, 2010, we made no contributions to our pension plans. We expect to make approximately $1.8 million in contributions to our pension plans during 2011.
Note 6 — Postretirement Benefits
We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months
	Ended
	September 30
	2010	2009
Components of net periodic benefit cost
Service cost	$6	$4
Interest cost	34	48
Amortization of unrecognized gain	(12)	(3)
Amortization of prior service asset	(1)	(1)

Net periodic benefit cost	$27	$48

For the three months ended September 30, 2010, we made less than $0.1 million in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2011.
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
Stock Options
Until 2008, we used stock options as the primary vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculated the fair value of option grants using the Black-Scholes option-pricing model. There were no grants of stock options during the three months ended September 30, 2010 and 2009.
We recognized compensation expense over the requisite service period. Total compensation cost related to stock options was zero for the three months ended September 30, 2010 and 2009. There were no stock option exercises during the three months ended September 30, 2010, and there are no outstanding stock options at September 30, 2010.
During the three months ended September 30, 2009, we received approximately $2.8 million in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $0.6 million. A related tax benefit of approximately $0.2 million was recorded in the three months ended September 30, 2009. These tax benefits were included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefits included less than $0.1 million of gross windfall tax benefits for the three months ended September 30, 2009.
Stock-Settled Stock Appreciation Rights
Since 2008, we have used periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculate the fair value of SSSARs grants using the Black-Scholes option-pricing model. Our policy is to issue shares upon SSSAR exercise from new shares that had been previously authorized. There were no grants of SSSARs during the three months ended September 30, 2010 and 2009.
We recognize compensation expense over the requisite service period. Total compensation cost related to SSSARs was approximately $0.3 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively. These amounts were reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification and were allocated to each segment appropriately. We recorded a tax benefit of approximately $0.1 million and less than $0.1 million for the three months ended September 30, 2010 and 2009, respectively. We also recorded gross windfall tax benefits of less than $0.1 million for the three months ended September 30, 2010 and 2009. These windfall tax benefits were included in the financing section of the Consolidated Statements of Cash Flows.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the three months ended September 30, 2010:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Rights	Price	Life in Years	Value
Outstanding at beginning of period	309	$49.55
Exercised	(1)	$38.31
Granted	—	$—
Forfeited	(5)	$50.78

Outstanding at end of period	303	$49.53	3.67	$1,208

Exercisable and vested at end of period	42	$38.64	2.63	$376

Vested and expected to vest at end of period	299	$49.66	3.68	$1,176

The following table summarizes the status of, and changes to, unvested SSSARs during the three months ended September 30, 2010:

		Weighted
	Number	Average
	of	Grant Date
	Rights	Fair Value
Unvested at beginning of period	266	$9.77
Granted	—	$—
Vested	—	$—
Forfeited	(5)	$9.65

Unvested at end of period	261	$9.78

At September 30, 2010, there was approximately $1.9 million of unrecognized compensation cost related to SSSARs that we will recognize over a weighted-average period of approximately 2.15 years.
Restricted Stock
Since 2008, we have used periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. There were no grants of restricted stock during the three months ended September 30, 2010 and 2009.
We recognize compensation expense over the requisite service period. Total compensation cost related to restricted stock for the three months ended September 30, 2010 and 2009 was approximately $0.3 million and $0.2 million, respectively. These amounts were reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification and were allocated to each segment appropriately. We recorded a tax benefit of approximately $0.1 million for the three months ended September 30, 2010 and 2009. There were no windfall tax benefits recorded for the three months ended September 30, 2010 and 2009. Windfall tax benefits, if any, are included in the financing section of the Consolidated Statements of Cash Flows.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the three months ended September 30, 2010:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	61	$48.43
Granted	—	$—
Vested	—	$—
Forfeited	(1)	$46.81

Unvested restricted stock at end of period	60	$48.45

Expected to vest restricted stock at end of period	60	$48.44

At September 30, 2010, there was approximately $1.4 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 2.07 years.
Note 8 — Restructuring and Impairment Charges
Specialty Foods Segment — Fiscal 2010
In 2010, we closed our dressings and sauces manufacturing operation located in Wilson, New York. During the three months ended September 30, 2009, we recorded restructuring charges of approximately $0.9 million ($0.6 million after taxes). The total costs associated with this plant closure were approximately $2.3 million ($1.5 million after taxes) and were mainly recorded in the first half of 2010. This closure was essentially complete at December 31, 2009. We do not expect any other restructuring costs or cash expenditures related to this closure.
Held for Sale
As a result of various prior-years restructuring and divestiture activities, we have certain “held for sale” properties with a total net book value of approximately $2.7 million classified as current assets and included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with GAAP for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.
Note 9 — Income Taxes
The gross tax contingency reserve at September 30, 2010 was approximately $2.0 million and consisted of tax liabilities of approximately $1.2 million and penalties and interest of approximately $0.8 million. We have classified approximately $0.6 million of the gross tax contingency reserve as current liabilities as these amounts are expected to be resolved within the next 12 months. The remaining liability of approximately $1.4 million is included in long-term liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.
During the three months ended September 30, 2009, we executed several state tax voluntary disclosure agreements. The settlement of these liabilities resulted in pre-tax income of approximately $0.9 million, which impacted our prior-year effective tax rate by approximately 1.7%.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 10 — Business Segment Information
The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2010 consolidated financial statements:

	Three Months Ended
	September 30
	2010	2009
Net Sales
Specialty Foods	$220,512	$216,341
Glassware and Candles	44,539	37,819

Total	$265,051	$254,160

Operating Income
Specialty Foods	$37,973	$43,152
Glassware and Candles	2	1,671
Corporate Expenses	(3,149)	(2,414)

Total	$34,826	$42,409

Note 11 — Commitments and Contingencies
In addition to the items discussed below, at September 30, 2010, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $0.9 million in the second quarter of 2010. These remittances related to certain candles being imported from the People’s Republic of China.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollars in thousands)
OVERVIEW
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three months ended September 30, 2010 and our financial condition as of September 30, 2010. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2011 refers to fiscal 2011, which is the period from July 1, 2010 to June 30, 2011. In the discussion that follows, we analyze the results of our operations for the three months ended September 30, 2010, including the trends in our overall business, followed by a discussion of our financial condition.
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
We have made substantial capital investments to support our existing food operations and future growth opportunities. Based on our current plans and expectations, including plans for a plant expansion at our

Kentucky frozen roll facility, we believe that total capital expenditures for 2011 will be approximately $40 to $45 million.
Summary of 2011 Results
The following is a comparative overview of our consolidated operating results for the three months ended September 30, 2010 and 2009.
Net sales for the three months ended September 30, 2010 increased 4% to approximately $265.1 million from the prior-year total of $254.2 million. This sales increase reflects higher sales in both operating segments. The Specialty Foods segment’s increase reflects higher foodservice sales. The increase in sales of the Glassware and Candles segment primarily reflects higher unit volume.
Gross margin decreased 9% to approximately $58.1 million from the prior-year total of $63.7 million. Increasing raw-material costs, as well as higher distribution costs within the Specialty Foods segment, contributed to the lower gross margin.
Net income for the quarter was approximately $22.8 million, or $.81 per diluted share, compared to $28.4 million, or $1.01 per diluted share, in the prior year.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended
	September 30
	2010	2009	Change
Net Sales
Specialty Foods	$220,512	$216,341	$4,171	2%
Glassware and Candles	44,539	37,819	6,720	18%

Total	$265,051	$254,160	$10,891	4%

Gross Margin	$58,071	$63,707	$(5,636)	(9)%

Gross Margin as a Percentage of Sales	21.9%	25.1%

Consolidated net sales for the first quarter increased 4%, reflecting higher sales in both operating segments.
For the quarter ended September 30, 2010, net sales of the Specialty Foods segment totaled approximately $220.5 million, an increase of 2% from the prior-year total of $216.3 million. The segment’s foodservice sales increased on expanded volumes associated with new customer programs, despite somewhat lower pricing. Retail sales decreased slightly, as growth within some non-frozen lines was largely offset by softness within the frozen garlic bread category.
Net sales of the Glassware and Candles segment for the quarter ended September 30, 2010 totaled approximately $44.5 million, an 18% increase from the prior-year total of $37.8 million. Net sales of candles and related products improved primarily due to the addition of new accounts.
As a percentage of sales, our consolidated gross margin for the three months ended September 30, 2010 was 21.9%, as compared to 25.1% achieved in the prior-year comparative period. Increasing raw-material and food distribution costs, as well as a less favorable sales mix within both our operating segments were contributing factors to the lower percentage.
In the Specialty Foods segment, gross margin percentages declined for the quarter, reflecting comparatively higher ingredient costs (especially for eggs, sugar and dairy products), higher distribution costs and a less favorable sales mix. We estimate that higher material costs adversely affected our gross margins by approximately one percent of net sales. The increase in freight and warehousing costs were, in part, influenced by higher diesel costs and inventory levels. Looking forward, under current market conditions, we see our material costs potentially becoming a greater comparative challenge as we move through 2011. We are considering various actions to mitigate these increases, including the possibility of implementing offsetting price increases on our products. However, the extent, timing, success and consequences of such actions are not currently predictable.
Despite the benefits of achieving higher sales volumes, gross margin percentages in the Glassware and Candles segment declined from the prior-year period primarily due to higher wax costs, which we believe are likely to persist and adversely affect comparative results into calendar 2011. This segment also experienced a less favorable sales mix.
Selling, General and Administrative Expenses

	Three Months Ended
	September 30
	2010	2009	Change

Selling, General and Administrative Expenses	$23,245	$20,468	$2,777	14%

SG&A Expenses as a Percentage of Sales	8.8%	8.1%

Consolidated selling, general and administrative costs of approximately $23.2 million for the three months ended September 30, 2010 increased by 14% from the $20.5 million for the three months ended September 30, 2009, and were higher as a percentage of sales compared to the same period in the prior year due to increased consumer-directed marketing and compensation costs.
Restructuring and Impairment Charges
Specialty Foods Segment — Fiscal 2010
In 2010, we closed our dressings and sauces manufacturing operation located in Wilson, New York. During the three months ended September 30, 2009, we recorded restructuring charges of approximately $0.9 million ($0.6 million after taxes). The total costs associated with this plant closure were approximately $2.3 million ($1.5 million after taxes) and were mainly recorded in the first half of 2010. This closure was essentially complete at December 31, 2009. We do not expect any other restructuring costs or cash expenditures related to this closure.
Held for Sale
As a result of various prior-years restructuring and divestiture activities, we have certain “held for sale” properties with a total net book value of approximately $2.7 million classified as current assets and included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. In accordance with generally accepted accounting principles for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.
Operating Income
The foregoing factors contributed to consolidated operating income totaling approximately $34.8 million for the three months ended September 30, 2010. By segment, our operating income can be summarized as follows:

	Three Months Ended
	September 30
	2010	2009	Change
Operating Income
Specialty Foods	$37,973	$43,152	$(5,179)	(12)%
Glassware and Candles	2	1,671	(1,669)	(100)%
Corporate Expenses	(3,149)	(2,414)	(735)	30%

Total	$34,826	$42,409	$(7,583)	(18)%

Operating Income as a Percentage of Sales
Specialty Foods	17.2%	19.9%
Glassware and Candles	—%	4.4%
Consolidated	13.1%	16.7%

Interest Income and Other — Net
Interest income and other was less than $0.1 million for the quarters ended September 30, 2010 and 2009.
Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended September 30, 2010 decreased by approximately $7.6 million to $34.8 million from the prior-year total of $42.4 million. Our effective tax rate of 34.7% for the three months ended September 30, 2010 increased from the prior-year rate of 33.1%. This increase reflected, in part, the prior-year favorable resolution of certain previously-reserved state tax matters as further discussed in Note 9 to the consolidated financial statements.
Net Income
First quarter net income for 2011 of approximately $22.8 million decreased from the prior-year’s net income for the quarter of $28.4 million, as influenced by the factors noted above. Net income per share for the first quarter of 2011 totaled approximately $.81 per basic and diluted share, as compared to $1.01 per basic and diluted share recorded in the prior year.
FINANCIAL CONDITION
For the three months ended September 30, 2010, net cash provided by operating activities totaled approximately $9.3 million as compared to $18.9 million in the prior-year period. The decrease results from a decline in net income and the relative changes in working capital, reflecting routine differences in the timing and amounts associated with our Federal income tax accruals and payments. The increase in receivables since June 2010 primarily relates to seasonal influences on sales within the Glassware and Candles segment.
Cash used in investing activities for the three months ended September 30, 2010 was approximately $6.3 million as compared to $2.2 million in the prior year. This increase reflects a higher level of capital expenditures in 2011 as we have begun the expansion of our frozen roll facility in Kentucky. This project is anticipated to be completed by the middle of calendar 2011.
Cash used in financing activities for the three months ended September 30, 2010 of approximately $16.4 million increased from the prior-year total of $2.7 million. This increase was due to a higher level of share repurchases in the current year. Also, the prior year included proceeds from the exercise of stock options, of which there were none in the current year. At September 30, 2010, approximately 209,000 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility, we may borrow up to a maximum of $160 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at September 30, 2010. The facility expires in October 2012, and all outstanding amounts are then due and payable.
The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2010, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At September 30, 2010, we were not aware of any event that would constitute a default under the facility.
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
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of September 30, 2010 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand and the planned plant expansion noted in the following paragraph, there have been no significant changes to the contractual obligations disclosed in our 2010 Annual Report on Form 10-K.
In August 2010, Sister Schubert’s Homemade Rolls, Inc. (“SS”), an indirect wholly owned subsidiary of ours, entered into a Construction Contract (the “Contract”) with Gray Construction, Inc. (“Gray”) for an addition to the existing SS production facility located in Hart County, Kentucky. Subject to certain conditions, the Contract provides that the total cost to be charged SS for Gray’s work to be within a guaranteed maximum price of approximately $13 million. The Contract was included as Exhibit 10.1 on our Form 8-K, which was filed on August 27, 2010. As of September 30, 2010, we were still obligated for approximately $12.5 million under the Contract and we had equipment purchase commitments of approximately $10.2 million outstanding.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those disclosed in our 2010 Annual Report on Form 10-K.
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
Specific influences relating to these forward-looking statements include, but are not limited to:
•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the continued solvency of key customers;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	changes in market trends;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls or other defective product costs;

•	efficiencies in plant operations, including the ability to optimize overhead utilization in candle operations;

•	the overall strength of the economy;

•	changes in financial markets;

•	slower than anticipated sales growth;

•	the extent of operational efficiencies achieved;

•	price and product competition;

•	the uncertainty regarding the effect or outcome of any decision to explore further strategic alternatives among our nonfood operations;

•	fluctuations in the cost and availability of raw materials;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	maintenance of competitive position with respect to other manufacturers, including import sources of production;

•	dependence on key personnel;

•	stability of labor relations;

•	dependence on contract copackers;

•	effect of governmental regulations, including environmental matters;

•	legislation and litigation affecting the future administration of the Continued Dumping and Subsidy Offset Act of 2000;

•	access to any required financing;

•	changes in income tax laws;

•	unknown costs relating to the holding or disposition of idle real estate;

•	changes in estimates in critical accounting judgments; and

•	innumerable other factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2010 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2010 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In August 2007, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 209,000 shares remained authorized for future repurchases at September 30, 2010. In the first quarter, we made the following repurchases of our common stock:

			Total Number
	Total	Average	of Shares	Maximum Number
	Number	Price	Purchased as	of Shares That May
	of Shares	Paid Per	Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans	Under the Plans

July 1-31, 2010	84,348	$53.11	84,348	344,395
August 1-31, 2010	30,163	$46.22	30,163	314,232
September 1-30, 2010	105,339	$46.12	105,339	208,893

Total	219,850	$48.82	219,850	208,893

This share repurchase authorization does not have a stated expiration date.
Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation
(Registrant)

Date: November 9, 2010	By:	/s/ John B. Gerlach, Jr.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ John L. Boylan
John L. Boylan
Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2010
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith