Form 10-Q
period 2010-12-31
LANCASTER COLONY CORP
filed 2011-02-09
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
As of January 28, 2011, there were approximately 27,599,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31	June 30
(Amounts in thousands, except share data)	2010	2010
ASSETS
Current Assets:
Cash and equivalents	$119,119	$100,890
Receivables (less allowance for doubtful accounts, December—$586; June—$516)	87,934	67,766
Inventories:
Raw materials	33,981	36,812
Finished goods and work in process	59,740	84,697

Total inventories	93,721	121,509
Deferred income taxes and other current assets	21,884	27,234

Total current assets	322,658	317,399

Property, Plant and Equipment:
Land, buildings and improvements	129,918	129,747
Machinery and equipment	255,316	242,024

Total cost	385,234	371,771
Less accumulated depreciation	212,910	205,674

Property, plant and equipment — net	172,324	166,097

Other Assets:
Goodwill	89,840	89,840
Other intangible assets — net	8,932	9,514
Other noncurrent assets	4,798	3,603

Total	$598,552	$586,453

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$37,189	$41,904
Accrued liabilities	35,461	36,049

Total current liabilities	72,650	77,953

Other Noncurrent Liabilities	18,603	19,138

Deferred Income Taxes	6,786	4,454

Shareholders’ Equity:
Preferred stock — authorized 3,050,000 shares; outstanding — none
Common stock — authorized 75,000,000 shares; outstanding — December — 27,669,662 shares; June — 28,167,549 shares	96,083	94,885
Retained earnings	1,120,078	1,080,015
Accumulated other comprehensive loss	(9,643)	(9,797)
Common stock in treasury, at cost	(706,005)	(680,195)

Total shareholders’ equity	500,513	484,908

Total	$598,552	$586,453

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2010	2009	2010	2009

Net Sales	$316,238	$304,115	$581,289	$558,275

Cost of Sales	237,994	219,338	444,974	409,791

Gross Margin	78,244	84,777	136,315	148,484

Selling, General and Administrative Expenses	26,136	24,400	49,381	44,868

Restructuring and Impairment Charges	—	1,216	—	2,046

Operating Income	52,108	59,161	86,934	101,570

Other Income:
Other income — Continued Dumping and Subsidy Offset Act	961	893	961	893
Interest income and other — net	79	34	95	59

Income Before Income Taxes	53,148	60,088	87,990	102,522

Taxes Based on Income	18,285	20,561	30,360	34,590

Net Income	$34,863	$39,527	$57,630	$67,932

Net Income Per Common Share:
Basic and Diluted	$1.25	$1.40	$2.06	$2.41

Cash Dividends Per Common Share	$.33	$.30	$.63	$.585

Weighted Average Common Shares Outstanding:
Basic	27,758	28,147	27,886	28,114
Diluted	27,785	28,176	27,911	28,145
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31
(Amounts in thousands)	2010	2009

Cash Flows From Operating Activities:
Net income	$57,630	$67,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,823	10,882
Deferred income taxes and other noncash changes	1,546	909
Restructuring and impairment charges	—	528
Loss (gain) on disposal of property	14	(3)
Pension plan activity	233	251
Changes in operating assets and liabilities:
Receivables	(20,785)	(24,714)
Inventories	27,788	20,047
Other current assets	5,328	(2,560)
Accounts payable and accrued liabilities	(6,108)	(4,091)

Net cash provided by operating activities	75,469	69,181

Cash Flows From Investing Activities:
Payments on property additions	(14,223)	(3,701)
Proceeds from sale of property	19	6
Other — net	335	(720)

Net cash used in investing activities	(13,869)	(4,415)

Cash Flows From Financing Activities:
Purchase of treasury stock	(25,810)	—
Payment of dividends	(17,567)	(16,487)
Proceeds from the exercise of stock awards	6	3,923
Increase in cash overdraft balance	—	705

Net cash used in financing activities	(43,371)	(11,859)

Net change in cash and equivalents	18,229	52,907
Cash and equivalents at beginning of year	100,890	38,484

Cash and equivalents at end of period	$119,119	$91,391

Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$20,921	$32,448

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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Purchases of property, plant and equipment included in accounts payable at December 31, 2010 and 2009 were less than $0.1 million and approximately $0.1 million, respectively. These purchases, less the preceding June 30 balances, have been excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows.
Held for Sale
As a result of various prior-years restructuring and divestiture activities, we have certain “held for sale” properties with a total net book value of approximately $2.8 million at December 31, 2010. We have classified approximately $0.4 million of these “held for sale” assets as current assets and they are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. The remaining balance of approximately $2.4 million is included in Other Noncurrent Assets. In accordance with GAAP for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Basic and diluted net income per common share were calculated as follows:

	Three Months		Six Months
	Ended		Ended
	December 31		December 31
	2010	2009	2010	2009
Net income	$34,863	$39,527	$57,630	$67,932
Net income available to participating securities	(64)	(39)	(105)	(68)

Net income available to common shareholders	$34,799	$39,488	$57,525	$67,864

Weighted average common shares outstanding — basic	27,758	28,147	27,886	28,114
Incremental share effect from:
Stock options	—	3	—	5
Restricted stock	4	4	5	8
Stock-settled stock appreciation rights	23	22	20	18

Weighted average common shares outstanding — diluted	27,785	28,176	27,911	28,145

Net income per common share — basic and diluted	$1.25	$1.40	$2.06	$2.41
Comprehensive Income
Total comprehensive income for the three and six months ended December 31, 2010 was approximately $35.0 million and $57.8 million, respectively. Total comprehensive income for the three and six months ended December 31, 2009 was approximately $39.6 million and $68.3 million, respectively. The December 31, 2010 and 2009 comprehensive income consists of net income and pension and postretirement amortization.
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2010 Annual Report on Form 10-K.
Note 2 — Impact of Recently Issued Accounting Standards
There were no recently issued accounting pronouncements that impact our consolidated financial statements.
Note 3 — Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at December 31, 2010 and June 30, 2010.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	December 31	June 30
	2010	2010
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(181)	(177)

Net Carrying Value	$189	$193

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(4,523)	(4,054)

Net Carrying Value	$8,497	$8,966

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(1,294)	(1,185)

Net Carrying Value	$246	$355

Total Net Carrying Value	$8,932	$9,514

Amortization expense relating to these assets was approximately $0.3 million and $0.6 million for both the three and six months ended December 31, 2010 and 2009, respectively. Total annual amortization expense is estimated to be approximately $1.1 million next year, $0.9 million for each of the following three years and $0.8 million for the fifth year.
Note 4 — Long-Term Debt
At December 31, 2010 and June 30, 2010, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires in October 2012, and all outstanding amounts are then due and payable. At December 31, 2010 and June 30, 2010, we had no borrowings outstanding under this facility. Loans may be used for general corporate purposes. At December 31, 2010, we had approximately $6.6 million of standby letters of credit outstanding, which reduce the amount available for borrowing on the unsecured revolving credit facility.
Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we classify the outstanding balance as long-term debt. We paid no interest for the three and six months ended December 31, 2010 and 2009.
The facility contains two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT (as defined more specifically in the credit agreement) by Consolidated Interest Expense (as defined more specifically in the credit agreement), and the leverage ratio is calculated by dividing Consolidated Debt (as defined more specifically in the credit agreement) by Consolidated EBITDA (as defined more specifically in the credit agreement). We met the requirements of these financial covenants at December 31, 2010 and June 30, 2010.
Note 5 — Pension Benefits
We and certain of our operating subsidiaries have sponsored multiple defined benefit pension plans covering union workers at certain locations. As a result of restructuring activities in recent years, at December 31, 2010 there were no active employees continuing to accrue service cost or otherwise eligible to receive plan benefits. Benefits being paid under the plans are primarily based on negotiated rates and years of service. We contribute to these plans at least the minimum amount required by regulation or contract.
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The following table discloses net periodic benefit cost for our pension plans:

	Three Months		Six Months
	Ended		Ended
	December 31		December 31
	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$—	$18	$—	$45
Interest cost	487	530	974	1,059
Expected return on plan assets	(507)	(538)	(1,014)	(1,076)
Curtailment charge	—	—	—	349
Amortization of unrecognized net loss	137	124	274	248
Amortization of prior service cost	—	—	—	5

Net periodic benefit cost	$117	$134	$234	$630

In the first quarter of 2010, one of our plans became subject to curtailment accounting. This resulted in the immediate recognition of all of the outstanding prior service cost of the plan, which was approximately $0.3 million. This charge was recorded in Restructuring and Impairment Charges and related to our Specialty Foods segment.
We made no contributions to our pension plans during the three and six months ended December 31, 2010. We expect to make approximately $1.8 million in contributions to our pension plans during 2011.
Note 6 — Postretirement Benefits
We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months		Six Months
	Ended		Ended
	December 31		December 31
	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$6	$4	$12	$8
Interest cost	34	48	68	96
Amortization of unrecognized gain	(12)	(3)	(24)	(6)
Amortization of prior service asset	(1)	(1)	(2)	(2)

Net periodic benefit cost	$27	$48	$54	$96

For the three and six months ended December 31, 2010, we made less than $0.1 million and approximately $0.1 million, respectively, in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2011.
Note 7 — Stock-Based Compensation
As approved by our shareholders in November 1995, the terms of the 1995 Key Employee Stock Option Plan (the “1995 Plan”) reserved 3,000,000 common shares for issuance to qualified key employees. All options granted under the 1995 Plan were exercisable at prices not less than fair market value as of the date of grant. In general, options granted under the 1995 Plan vested immediately and had a maximum term of five years. The 1995 Plan expired in August 2005, but there were options issued under this plan that were exercisable through February 2010. There were no options outstanding under this plan at December 31, 2010.
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Our shareholders have approved the adoption of and subsequent amendments to the Lancaster Colony Corporation 2005 Stock Plan (the “2005 Plan”). The 2005 Plan reserved 2,000,000 common shares for issuance to our employees and directors, and all awards granted under the 2005 Plan will be exercisable at prices not less than fair market value as of the date of the grant. The vesting period for awards granted under the 2005 Plan varies as to the type of award granted, but generally these awards have a maximum term of five years.
Stock Options
Until 2008, we used stock options as the primary vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculated the fair value of option grants using the Black-Scholes option-pricing model. There were no grants of stock options during the six months ended December 31, 2010 and 2009.
We recognized compensation expense over the requisite service period. Total compensation cost related to stock options was zero for the three and six months ended December 31, 2010 and 2009. There were no stock option exercises during the six months ended December 31, 2010, and there are no outstanding stock options at December 31, 2010.
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
Stock-Settled Stock Appreciation Rights
Since 2008, we have used periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculate the fair value of SSSARs grants using the Black-Scholes option-pricing model. Our policy is to issue shares upon SSSAR exercise from new shares that had been previously authorized. There were no grants of SSSARs during the six months ended December 31, 2010 and 2009.
We recognize compensation expense over the requisite service period. Total compensation cost related to SSSARs was approximately $0.3 million and $0.6 million for the three and six months ended December 31, 2010, respectively, as compared to $0.1 million and $0.2 million for the three and six months ended December 31, 2009, respectively. These amounts were reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification and were allocated to each segment appropriately. We recorded a tax benefit of approximately $0.1 million and $0.2 million for the three and six months ended December 31, 2010, respectively, as compared to less than $0.1 million and approximately $0.1 million for the three and six months ended December 31, 2009, respectively. We also recorded gross windfall tax benefits of less than $0.1 million for the three and six months ended December 31, 2010 and 2009. These windfall tax benefits were included in the financing section of the Consolidated Statements of Cash Flows.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the six months ended December 31, 2010:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Rights	Price	Life in Years	Value
Outstanding at beginning of period	309	$49.55
Exercised	(2)	$38.31
Granted	—	$—
Forfeited	(6)	$49.74

Outstanding at end of period	301	$49.63	3.43	$2,532

Exercisable and vested at end of period	40	$38.67	2.39	$739

Vested and expected to vest at end of period	297	$49.74	3.44	$2,471

The following table summarizes the status of, and changes to, unvested SSSARs during the six months ended December 31, 2010:

		Weighted
	Number	Average
	of	Grant Date
	Rights	Fair Value
Unvested at beginning of period	266	$9.77
Granted	—	$—
Vested	—	$—
Forfeited	(5)	$9.65

Unvested at end of period	261	$9.78

At December 31, 2010, there was approximately $1.6 million of unrecognized compensation cost related to SSSARs that we will recognize over a weighted-average period of approximately 1.97 years.
Restricted Stock
Since 2008, we have used periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In November 2010, we granted a total of 8,155 shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan. The restricted stock had a grant date fair value of approximately $0.4 million based on a per share closing stock price of $51.52. This restricted stock vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period are held in escrow and will be paid to the directors at the time the stock vests. Compensation expense related to the restricted stock award will be recognized over the requisite service period. An additional 8,435 shares of restricted stock that were granted to our seven nonemployee directors in November 2009 vested during the second quarter of 2011, and the directors were paid the related dividends that had been held in escrow.
We recognize compensation expense over the requisite service period. Total compensation cost related to restricted stock for the three and six months ended December 31, 2010 was approximately $0.3 million and $0.6 million, respectively, as compared to approximately $0.2 million and $0.4 million in the corresponding periods of the prior year. These amounts were reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification and were allocated to each segment appropriately. We recorded a tax benefit of approximately $0.1 million and $0.2 million for the three and six months ended December 31, 2010, respectively, as compared to less than $0.1 million and approximately $0.1 million in the corresponding periods of the prior year. We recorded no gross windfall tax benefits for the three and six months ended December 31, 2010. We recorded gross windfall tax benefits of less than $0.1 million for the three and six months ended December 31, 2009. These windfall tax benefits were included in the financing section of the Consolidated Statements of Cash Flows.
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the six-month period ended December 31, 2010:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	61	$48.43
Granted	8	$51.52
Vested	(9)	$50.64
Forfeited	(1)	$46.81

Unvested restricted stock at end of period	59	$48.55

Expected to vest restricted stock at end of period	59	$48.55

At December 31, 2010, there was approximately $1.5 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 1.72 years.
Note 8 — Restructuring and Impairment Charges
Specialty Foods Segment — Fiscal 2010
In 2010, we closed our dressings and sauces manufacturing operation located in Wilson, New York. During the three and six months ended December 31, 2009, we recorded restructuring charges of approximately $1.3 million ($0.9 million after taxes) and $2.2 million ($1.5 million after taxes), respectively. The total costs associated with this plant closure were approximately $2.3 million ($1.5 million after taxes) and were mainly recorded in the first half of 2010. This closure was essentially complete at December 31, 2009. We do not expect any other restructuring costs or cash expenditures related to this closure.
Note 9 — Income Taxes
The gross tax contingency reserve at December 31, 2010 was approximately $2.1 million and consisted of tax liabilities of approximately $1.3 million and penalties and interest of approximately $0.8 million. We have classified approximately $0.7 million of the gross tax contingency reserve as current liabilities as these amounts are expected to be resolved within the next 12 months. The remaining liability of approximately $1.4 million is included in long-term liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 10 — Business Segment Information
The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2010 consolidated financial statements:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009
Net Sales
Specialty Foods	$254,591	$243,099	$475,103	$459,440
Glassware and Candles	61,647	61,016	106,186	98,835

Total	$316,238	$304,115	$581,289	$558,275

Operating Income
Specialty Foods	$51,388	$56,146	$89,361	$99,298
Glassware and Candles	4,366	6,142	4,368	7,813
Corporate Expenses	(3,646)	(3,127)	(6,795)	(5,541)

Total	$52,108	$59,161	$86,934	$101,570

Note 11 — Commitments and Contingencies
In addition to the items discussed below, at December 31, 2010, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $1.0 million in the second quarter of 2011, as compared to a distribution of approximately $0.9 million in the corresponding period of 2010. These remittances related to certain candles being imported from the People’s Republic of China.
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
In addition to this legislative development, cases have been brought in U.S. courts challenging the CDSOA. In two separate cases, the U.S. Court of International Trade (“CIT”) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The U.S. Court of Appeals for the Federal Circuit reversed both CIT decisions and the U.S. Supreme Court did not hear either case. This effectively ended the constitutional challenges brought in these cases, but other cases challenging the CDSOA remain active. We are unable to determine, at this time, what the ultimate outcome of other litigation will be, and it is possible that further legal action, potential additional changes in the law and other factors could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007. Accordingly, we cannot predict the amount of future distributions, and it is possible that we may not receive any further distributions under the CDSOA. Any reduction in CDSOA distributions could reduce our earnings and cash flow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollars in thousands)
OVERVIEW
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three and six months ended December 31, 2010 and our financial condition as of December 31, 2010. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2011 refers to fiscal 2011, which is the period from July 1, 2010 to June 30, 2011. In the discussion that follows, we analyze the results of our operations for the three and six months ended December 31, 2010, including the trends in our overall business, followed by a discussion of our financial condition.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto, all included elsewhere in this report. The forward-looking statements in this section and other parts of this report involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption “Forward-Looking Statements.”
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
In recent years, our strategy has shifted away from operating businesses in a variety of industries towards emphasizing the growth and success we have achieved in our Specialty Foods segment. Fiscal years prior to 2009 were significant years in implementing this strategy as we divested various nonfood operations and focused our capital investment in the Specialty Foods segment.
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

We have made substantial capital investments to support our existing food operations and future growth opportunities. Based on our current plans and expectations, including a current plant expansion at our Kentucky frozen roll facility, we believe that total capital expenditures for 2011 will be approximately $40 million.
Summary of 2011 Results
The following is a comparative overview of our consolidated operating results for the three and six months ended December 31, 2010 and 2009.
Net sales for the second quarter ended December 31, 2010 increased 4% to approximately $316.2 million from the prior-year total of $304.1 million. This sales growth reflects higher sales in both operating segments. The Specialty Foods segment’s increase reflects higher foodservice and retail sales. The increase in sales of the Glassware and Candles segment primarily reflects product placement with new customers. Gross margin decreased 8% to approximately $78.2 million from the prior-year second quarter total of $84.8 million. Increasing raw-material costs, as well as higher distribution costs within the Specialty Foods segment, contributed to the lower gross margin. Other income for the current-year second quarter totaled approximately $1.0 million compared to $0.9 million in the prior-year comparative period. These figures included Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) receipts totaling approximately $1.0 million in the second quarter of 2011 and approximately $0.9 million in the corresponding period of 2010. Net income for the three months ended December 31, 2010 totaled approximately $34.9 million, or $1.25 per diluted share. Net income totaled approximately $39.5 million in the second quarter of 2010, or $1.40 per diluted share.
Year-to-date net sales for the period ended December 31, 2010 increased 4% to approximately $581.3 million from the prior year-to-date total of $558.3 million. Gross margin decreased to approximately $136.3 million from the prior year-to-date total of $148.5 million. Net income for the six months ended December 31, 2010 totaled approximately $57.6 million, or $2.06 per diluted share. Net income totaled approximately $67.9 million in the six months ended December 31, 2009, or $2.41 per diluted share.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended				Six Months Ended
	December 31				December 31
	2010	2009	Change		2010	2009	Change

Net Sales
Specialty Foods	$254,591	$243,099	$11,492	5%	$475,103	$459,440	$15,663	3%
Glassware and Candles	61,647	61,016	631	1%	106,186	98,835	7,351	7%

Total	$316,238	$304,115	$12,123	4%	$581,289	$558,275	$23,014	4%

Gross Margin	$78,244	$84,777	$(6,533)	(8)%	$136,315	$148,484	$(12,169)	(8)%

Gross Margin as a Percentage of Sales	24.7%	27.9%			23.5%	26.6%

Consolidated net sales for the second quarter and six months ended December 31, 2010 increased 4%, reflecting higher sales in both operating segments.
For the three and six months ended December 31, 2010, net sales of the Specialty Foods segment increased by 5% and 3%, respectively. The segment’s foodservice sales increased primarily due to volumes associated with new programs among existing customers. Retail sales increased more modestly, benefiting from higher volumes in frozen products, while growth within non-frozen lines was curtailed by the prior-year rationalization of some product lines associated with the closing of one of our dressing facilities. Lower pricing is estimated to have had less than a 1% impact on net sales for both the comparative periods. Higher coupon redemption costs also impacted second quarter comparisons, but also by less than 1% of sales.
The increase in net sales of the Glassware and Candles segment for both the three and six months ended December 31, 2010 primarily reflected the addition of new customer accounts.

As a percentage of sales, our consolidated gross margin for the three and six months ended December 31, 2010 was 24.7% and 23.5%, respectively, as compared to 27.9% and 26.6% achieved in the prior-year comparative periods.
In the Specialty Foods segment, gross margin percentages declined in both the three and six months ended December 31, 2010, reflecting comparatively higher ingredient costs (especially for dairy products, sugar and eggs), higher distribution costs and a less favorable sales mix. We estimate that higher material costs adversely affected our gross margins in these periods by approximately 1% of net sales. The increase in freight and warehousing costs were, in part, influenced by higher diesel costs and inventory levels. Looking forward, under current market conditions, we see our material costs becoming a greater comparative challenge as we move through 2011. We expect price increases to be taken on many of our products in the third fiscal quarter to help mitigate the impact of these rising costs. However, the extent, timing, success and consequences of such actions are subject to inherent uncertainties and are not currently predictable. Additionally, the later timing of Easter in 2011 may adversely affect comparisons in the segment’s fiscal third quarter due to the potential shifting of certain retail sales to the fiscal fourth quarter.
Despite the benefits of achieving higher sales volumes, gross margin percentages in the Glassware and Candles segment declined from the prior-year periods primarily due to higher wax costs, which we believe are likely to persist and adversely affect comparative results through at least the end of our fiscal 2011. This segment also experienced a less favorable sales mix.
Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	December 31				December 31
	2010	2009	Change		2010	2009	Change

Selling, General and Administrative Expenses	$26,136	$24,400	$1,736	7%	$49,381	$44,868	$4,513	10%

SG&A Expenses as a Percentage of Sales	8.3%	8.0%			8.5%	8.0%

Consolidated selling, general and administrative costs of approximately $26.1 million and $49.4 million for the three and six months ended December 31, 2010 increased by 7% and 10%, respectively, from the $24.4 million and $44.9 million incurred for the three and six months ended December 31, 2009, respectively, due to higher sales-based expenses, increased compensation expense, greater consumer-directed marketing costs and higher corporate expenses related to idle real estate.
Restructuring and Impairment Charges
Specialty Foods Segment — Fiscal 2010
In 2010, we closed our dressings and sauces manufacturing operation located in Wilson, New York. During the three and six months ended December 31, 2009, we recorded restructuring charges of approximately $1.3 million ($0.9 million after taxes) and $2.2 million ($1.5 million after taxes), respectively. The total costs associated with this plant closure were approximately $2.3 million ($1.5 million after taxes) and were mainly recorded in the first half of 2010. This closure was essentially complete at December 31, 2009. We do not expect any other restructuring costs or cash expenditures related to this closure.

Operating Income
The foregoing factors contributed to consolidated operating income totaling approximately $52.1 million and $86.9 million for the three and six months ended December 31, 2010, respectively. These amounts represent decreases of 12% and 14% from the corresponding periods of the prior year. By segment, our operating income can be summarized as follows:

	Three Months Ended				Six Months Ended
	December 31				December 31
	2010	2009	Change		2010	2009	Change

Operating Income
Specialty Foods	$51,388	$56,146	$(4,758)	(8)%	$89,361	$99,298	$(9,937)	(10)%
Glassware and Candles	4,366	6,142	(1,776)	(29)%	4,368	7,813	(3,445)	(44)%
Corporate Expenses	(3,646)	(3,127)	(519)	17%	(6,795)	(5,541)	(1,254)	23%

Total	$52,108	$59,161	$(7,053)	(12)%	$86,934	$101,570	$(14,636)	(14)%

Operating Income as a Percentage of Sales

Specialty Foods	20.2%	23.1%			18.8%	21.6%
Glassware and Candles	7.1%	10.1%			4.1%	7.9%
Consolidated	16.5%	19.5%			15.0%	18.2%
Other Income — Continued Dumping and Subsidy Offset Act
The CDSOA provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $1.0 million in the second quarter of 2011, as compared to a distribution of approximately $0.9 million in the corresponding period of 2010. These remittances related to certain candles being imported from the People’s Republic of China.
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
In addition to this legislative development, cases have been brought in U.S. courts challenging the CDSOA. In two separate cases, the U.S. Court of International Trade (“CIT”) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The U.S. Court of Appeals for the Federal Circuit reversed both CIT decisions and the U.S. Supreme Court did not hear either case. This effectively ended the constitutional challenges brought in these cases, but other cases challenging the CDSOA remain active. We are unable to determine, at this time, what the ultimate outcome of other litigation will be, and it is possible that further legal action, potential additional changes in the law and other factors could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007. Accordingly, we cannot predict the amount of future distributions, and it is possible that we may not receive any further distributions under the CDSOA. Any reduction in CDSOA distributions could reduce our earnings and cash flow.
Interest Income and Other — Net
Interest income and other was approximately $0.1 million for the three and six months ended December 31, 2010 as compared to less than $0.1 million and approximately $0.1 million for the three and six months ended December 31, 2009, respectively.
Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended December 31, 2010 decreased by approximately $7.0 million to $53.1 million from the prior-year total of $60.1 million. Income before income taxes for the six months ended December 31, 2010 and 2009 was approximately $88.0 million and $102.5 million, respectively. Our effective tax rate of 34.5% for the six months ended December 31, 2010 increased from the prior-year rate of 33.7%. This increase reflected, in part, the prior-year favorable resolution of certain previously-reserved state tax matters, as further discussed in Note 9 to the consolidated financial statements.
Net Income
Second quarter net income for 2011 of approximately $34.9 million decreased from the preceding year’s net income for the quarter of $39.5 million, as influenced by the factors noted above. Year-to-date net income of approximately $57.6 million was lower than the prior year-to-date total of $67.9 million. Net income per share for the second quarter of 2011 totaled $1.25 per basic and diluted share, as compared to $1.40 per basic and diluted share recorded in the prior year. Year-to-date net income per share was $2.06 per basic and diluted share, as compared to $2.41 per basic and diluted share for the prior-year period.
FINANCIAL CONDITION
For the six months ended December 31, 2010, net cash provided by operating activities totaled approximately $75.5 million as compared to $69.2 million in the prior-year period. The increase results from relative changes in working capital, including the effect of routine differences in the timing and amounts associated with our Federal income tax accruals and payments. The increase in receivables and decrease in inventories since June 2010 primarily relates to seasonal influences on sales within the Glassware and Candles segment.
Cash used in investing activities for the six months ended December 31, 2010 was approximately $13.9 million as compared to $4.4 million in the prior year. This increase reflects a higher level of capital expenditures in 2011 as we have begun the expansion of our frozen roll facility in Kentucky. This project is anticipated to be completed by the middle of calendar 2011.
Cash used in financing activities for the six months ended December 31, 2010 of approximately $43.4 million increased from the prior-year total of $11.9 million due primarily to a higher level of share repurchases and an increase in dividend payments. At December 31, 2010, approximately 1,923,000 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility, we may borrow up to a maximum of $160 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at December 31, 2010. The facility expires in October 2012, and all outstanding amounts are then due and payable. At December 31, 2010, we had approximately $6.6 million of standby letters of credit outstanding, which reduce the amount available for borrowing on the unsecured revolving credit facility.
The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2010, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At December 31, 2010, we were not aware of any event that would constitute a default under the facility.
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

CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of December 31, 2010 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand and the planned plant expansion noted in the following paragraph, there have been no significant changes to the contractual obligations disclosed in our 2010 Annual Report on Form 10-K.
In August 2010, Sister Schubert’s Homemade Rolls, Inc. (“SS”), an indirect wholly owned subsidiary of ours, entered into a Construction Contract (the “Contract”) with Gray Construction, Inc. (“Gray”) for an addition to the existing SS production facility located in Hart County, Kentucky. Subject to certain conditions, the Contract provides that the total cost to be charged SS for Gray’s work is not to exceed a guaranteed maximum price of approximately $13 million. The Contract was included as Exhibit 10.1 on our Form 8-K, which was filed on August 27, 2010. As of December 31, 2010, we were still obligated for approximately $10 million under the Contract and we had equipment purchase commitments of approximately $9 million outstanding.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those disclosed in our 2010 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING STANDARDS
There were no recently issued accounting pronouncements that impact our consolidated financial statements.
FORWARD-LOOKING STATEMENTS
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “plan,” “expect,” “hope” or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including, without limitation, the specific influences outlined below. Management believes these forward-looking statements to be reasonable; however, you should not place undue reliance on such statements that are based on current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update such forward-looking statements. More detailed statements regarding significant events that could affect our financial results are included in Item 1A of our Annual Report on Form 10-K and also our Quarterly Reports on Form 10-Q as filed with the Securities and Exchange Commission and are available on our website at www.lancastercolony.com.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our

Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In both November 2010 and August 2007, our Board of Directors approved share repurchase authorizations of 2,000,000 shares, of which approximately 1,923,000 shares remained authorized for future repurchases at December 31, 2010. These share repurchase authorizations do not have a stated expiration date. In the second quarter, we made the following repurchases of our common stock:

			Total Number
	Total	Average	of Shares	Maximum Number
	Number	Price	Purchased as	of Shares That May
	of Shares	Paid Per	Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans	Under the Plans

October 1-31, 2010	80,196	$49.35	80,196	128,697
November 1-30, 2010	95,300	$51.42	95,300	2,033,397
December 1-31, 2010(1)	110,412	$56.33	110,412	1,922,985

Total	285,908	$52.74	285,908	1,922,985

(1)
Includes 60 shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2005 Stock Plan.

Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation
(Registrant)
Date: February 9, 2011	By:	/s/ John B. Gerlach, Jr.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 9, 2011	By:	/s/ John L. Boylan
John L. Boylan
Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2010
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

10.1 *	Form of Restricted Stock Award Agreement for Directors under the Lancaster Colony Corporation 2005 Stock Plan	Filed herewith

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.