Form 10-Q
period 2011-03-31
LANCASTER COLONY CORP
filed 2011-05-10
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
As of April 29, 2011, there were approximately 27,441,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31	June 30
(Amounts in thousands, except share data)	2011	2010
ASSETS
Current Assets:
Cash and equivalents	$107,702	$100,890
Receivables (less allowance for doubtful accounts, March—$602; June—$516)	77,928	67,766
Inventories:
Raw materials	35,593	36,812
Finished goods and work in process	68,528	84,697

Total inventories	104,121	121,509
Deferred income taxes and other current assets	27,466	27,234

Total current assets	317,217	317,399

Property, Plant and Equipment:
Land, buildings and improvements	137,446	129,747
Machinery and equipment	259,204	242,024

Total cost	396,650	371,771
Less accumulated depreciation	215,576	205,674

Property, plant and equipment — net	181,074	166,097

Other Assets:
Goodwill	89,840	89,840
Other intangible assets — net	8,641	9,514
Other noncurrent assets	4,657	3,603

Total	$601,429	$586,453

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$39,976	$41,904
Accrued liabilities	38,362	36,049

Total current liabilities	78,338	77,953

Other Noncurrent Liabilities	16,667	19,138

Deferred Income Taxes	8,578	4,454

Shareholders’ Equity:
Preferred stock — authorized 3,050,000 shares; outstanding — none
Common stock — authorized 75,000,000 shares; outstanding —
March — 27,437,047 shares; June — 28,167,549 shares	96,725	94,885
Retained earnings	1,130,446	1,080,015
Accumulated other comprehensive loss	(9,566)	(9,797)
Common stock in treasury, at cost	(719,759)	(680,195)

Total shareholders’ equity	497,846	484,908

Total	$601,429	$586,453

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2011	2010	2011	2010

Net Sales	$252,623	$250,328	$833,912	$808,603

Cost of Sales	200,089	188,405	645,063	598,196

Gross Margin	52,534	61,923	188,849	210,407

Selling, General and Administrative Expenses	23,060	24,328	72,441	69,196

Restructuring and Impairment Charges	—	87	—	2,133

Operating Income	29,474	37,508	116,408	139,078

Other Income (Expense):
Other income — Continued Dumping and Subsidy Offset Act	—	—	961	893
Interest income and other — net	54	(6)	149	53

Income Before Income Taxes	29,528	37,502	117,518	140,024

Taxes Based on Income	10,087	13,280	40,447	47,870

Net Income	$19,441	$24,222	$77,071	$92,154

Net Income Per Common Share:
Basic and Diluted	$.71	$.86	$2.77	$3.27

Cash Dividends Per Common Share	$.33	$.30	$.96	$.885

Weighted Average Common Shares Outstanding:
Basic	27,494	28,173	27,755	28,134
Diluted	27,520	28,198	27,781	28,163
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31
(Amounts in thousands)	2011	2010

Cash Flows From Operating Activities:
Net income	$77,071	$92,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,469	15,666
Deferred income taxes and other noncash changes	5,643	1,777
Restructuring and impairment charges	—	528
Loss (gain) on sale of property	14	(25)
Pension plan activity	(1,442)	(405)
Changes in operating assets and liabilities:
Receivables	(10,803)	(19,204)
Inventories	17,388	4,990
Other current assets	(2,231)	(9,350)
Accounts payable and accrued liabilities	(2,081)	743

Net cash provided by operating activities	98,028	86,874

Cash Flows From Investing Activities:
Payments on property additions	(26,857)	(8,088)
Proceeds from sale of property	19	28
Other — net	207	(953)

Net cash used in investing activities	(26,631)	(9,013)

Cash Flows From Financing Activities:
Purchase of treasury stock	(39,564)	—
Payment of dividends	(26,640)	(24,959)
Proceeds from the exercise of stock awards	269	4,276
Increase in cash overdraft balance	1,350	—

Net cash used in financing activities	(64,585)	(20,683)

Net change in cash and equivalents	6,812	57,178
Cash and equivalents at beginning of year	100,890	38,484

Cash and equivalents at end of period	$107,702	$95,662

Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$37,821	$55,634

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
Subsequent Events
We have evaluated events occurring between the end of our most recent fiscal quarter and the date the financial statements were issued and, except as disclosed in Note 11 regarding receipts under the Continued Dumping and Subsidy Offset Act of 2000, noted no events that would require recognition or disclosure in these financial statements.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Purchases of property, plant and equipment included in accounts payable at March 31, 2011 and 2010 were approximately $0.2 million and $0.5 million, respectively. These purchases, less the preceding June 30 balances, have been excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows.
Held for Sale
As a result of various prior-years restructuring and divestiture activities, we have certain “held for sale” properties with a total net book value of approximately $2.9 million at March 31, 2011. We have classified approximately $0.4 million of these “held for sale” assets as current assets and they are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. The remaining balance of approximately $2.5 million is included in Other Noncurrent Assets. In accordance with GAAP for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Basic and diluted net income per common share were calculated as follows:

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31
	2011	2010	2011	2010
Net income	$19,441	$24,222	$77,071	$92,154
Net income available to participating securities	(25)	(45)	(109)	(158)

Net income available to common shareholders	$19,416	$24,177	$76,962	$91,996

Weighted average common shares outstanding — basic	27,494	28,173	27,755	28,134
Incremental share effect from:
Stock options	—	1	—	4
Restricted stock	3	2	5	6
Stock-settled stock appreciation rights	23	22	21	19

Weighted average common shares outstanding — diluted	27,520	28,198	27,781	28,163

Net income per common share — basic and diluted	$.71	$.86	$2.77	$3.27
Comprehensive Income
Total comprehensive income for the three and nine months ended March 31, 2011 was approximately $19.5 million and $77.3 million, respectively. Total comprehensive income for the three and nine months ended March 31, 2010 was approximately $24.3 million and $92.6 million, respectively. The March 31, 2011 and 2010 comprehensive income consists of net income and pension and postretirement amortization.
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2010 Annual Report on Form 10-K.
Note 2 — Impact of Recently Issued Accounting Standards
There were no recently issued accounting pronouncements that impact our consolidated financial statements.
Note 3 — Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at March 31, 2011 and June 30, 2010.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	March 31	June 30
	2011	2010
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(184)	(177)

Net Carrying Value	$186	$193

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(4,757)	(4,054)

Net Carrying Value	$8,263	$8,966

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(1,348)	(1,185)

Net Carrying Value	$192	$355

Total Net Carrying Value	$8,641	$9,514

Amortization expense relating to these assets was approximately $0.3 million and $0.9 million for both the three and nine months ended March 31, 2011 and 2010, respectively. Total annual amortization expense is estimated to be approximately $1.1 million next year, $0.9 million for each of the following three years and $0.8 million for the fifth year.
Note 4 — Long-Term Debt
At March 31, 2011 and June 30, 2010, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires in October 2012, and all outstanding amounts are then due and payable. At March 31, 2011 and June 30, 2010, we had no borrowings outstanding under this facility. Loans may be used for general corporate purposes. At March 31, 2011, we had approximately $6.6 million of standby letters of credit outstanding, which reduce the amount available for borrowing on the unsecured revolving credit facility.
Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we classify the outstanding balance as long-term debt. We paid no interest for the three and nine months ended March 31, 2011 and 2010.
The facility contains two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT (as defined more specifically in the credit agreement) by Consolidated Interest Expense (as defined more specifically in the credit agreement), and the leverage ratio is calculated by dividing Consolidated Debt (as defined more specifically in the credit agreement) by Consolidated EBITDA (as defined more specifically in the credit agreement). We met the requirements of these financial covenants at March 31, 2011 and June 30, 2010.
Note 5 — Pension Benefits
We and certain of our operating subsidiaries have sponsored multiple defined benefit pension plans covering union workers at certain locations. As a result of restructuring activities in recent years, at March 31, 2011 there were no active employees continuing to accrue service cost or otherwise eligible to receive plan benefits. Benefits being paid under the plans are primarily based on negotiated rates and years of service. We contribute to these plans at least the minimum amount required by regulation or contract.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The following table discloses net periodic benefit cost for our pension plans:

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$—	$—	$—	$45
Interest cost	487	529	1,461	1,588
Expected return on plan assets	(507)	(537)	(1,521)	(1,613)
Curtailment charge	—	—	—	349
Amortization of unrecognized net loss	136	124	410	372
Amortization of prior service cost	—	—	—	5

Net periodic benefit cost	$116	$116	$350	$746

In the first quarter of 2010, one of our plans became subject to curtailment accounting. This resulted in the immediate recognition of all of the outstanding prior service cost of the plan, which was approximately $0.3 million. This charge was recorded in Restructuring and Impairment Charges and related to our Specialty Foods segment.
For the three and nine months ended March 31, 2011, we made pension plan contributions totaling approximately $1.8 million. We do not expect to make any further contributions to our pension plans during the remainder of 2011.
Note 6 — Postretirement Benefits
We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
The following table discloses net periodic benefit cost for our postretirement plans:

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$6	$4	$18	$12
Interest cost	34	48	102	144
Amortization of unrecognized gain	(12)	(4)	(36)	(10)
Amortization of prior service asset	(1)	(1)	(3)	(3)

Net periodic benefit cost	$27	$47	$81	$143

For the three and nine months ended March 31, 2011, we made less than $0.1 million and approximately $0.1 million, respectively, in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2011.
Note 7 — Stock-Based Compensation
As approved by our shareholders in November 1995, the terms of the 1995 Key Employee Stock Option Plan (the “1995 Plan”) reserved 3,000,000 common shares for issuance to qualified key employees. All

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
options granted under the 1995 Plan were exercisable at prices not less than fair market value as of the date of grant. In general, options granted under the 1995 Plan vested immediately and had a maximum term of five years. The 1995 Plan expired in August 2005, but there were options issued under this plan that were exercisable through February 2010. There were no options outstanding under this plan at March 31, 2011.
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
Stock Options
Until 2008, we used stock options as the primary vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculated the fair value of option grants using the Black-Scholes option-pricing model. There were no grants of stock options during the nine months ended March 31, 2011 and 2010.
We recognized compensation expense over the requisite service period. Total compensation cost related to stock options was zero for the three and nine months ended March 31, 2011 and 2010. There were no stock option exercises during the nine months ended March 31, 2011, and there are no outstanding stock options at March 31, 2011.
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
In February 2011 and 2010, we granted 94,000 and 167,950 SSSARs, respectively, to various employees under the terms of the 2005 Plan. The weighted average per right fair value of the 2011 SSSARs grant was $10.12 and was estimated at the date of grant using the following assumptions: risk-free interest rate of 1.27%; dividend yield of 2.28%; volatility factor of the expected market price of our common stock of 28.78%; and a weighted average expected life of 3.11 years. The weighted average per right fair value of the 2010 SSSARs grant was $11.81 and was estimated at the date of grant using the following assumptions: risk-free interest rate of 1.67%; dividend yield of 2.04%; volatility factor of the expected market price of our common stock of 29.97%; and a weighted average expected life of 3.5 years. For both grants, the volatility factor was estimated based on actual historical volatility of our stock for a time period equal to the term of the SSSARs. The SSSARs from both grants vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for each of these grants.
We recognize compensation expense over the requisite service period. Total compensation cost related to SSSARs was approximately $0.3 million and $0.9 million for the three and nine months ended March 31,

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
2011, respectively, as compared to approximately $0.2 million and $0.4 million for the three and nine months ended March 31, 2010, respectively. These amounts were reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification and were allocated to each segment appropriately. We recorded a tax benefit of approximately $0.1 million and $0.3 million for the three and nine months ended March 31, 2011, respectively, as compared to less than $0.1 million and approximately $0.1 million for the three and nine months ended March 31, 2010, respectively. We also recorded gross windfall tax benefits of approximately $0.1 million for the three and nine months ended March 31, 2011, as compared to approximately $0.3 million for the three and nine months ended March 31, 2010. These windfall tax benefits were included in the financing section of the Consolidated Statements of Cash Flows.
The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the nine months ended March 31, 2011:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Rights	Price	Life in Years	Value
Outstanding at beginning of period	309	$49.55
Exercised	(30)	$39.21
Granted	94	$57.78
Forfeited	(9)	$51.74

Outstanding at end of period	364	$52.49	3.70	$2,952

Exercisable and vested at end of period	139	$46.39	2.87	$1,972

Vested and expected to vest at end of period	358	$52.49	3.69	$2,905

The following table summarizes the status of, and changes to, unvested SSSARs during the nine months ended March 31, 2011:

		Weighted
	Number	Average
	of	Grant Date
	Rights	Fair Value
Unvested at beginning of period	266	$9.77
Granted	94	$10.12
Vested	(127)	$8.63
Forfeited	(8)	$10.12

Unvested at end of period	225	$10.55

At March 31, 2011, there was approximately $2.2 million of unrecognized compensation cost related to SSSARs that we will recognize over a weighted-average period of approximately 2.23 years.
Restricted Stock
Since 2008, we have used periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In February 2011 and 2010, we granted a total of 6,750 and 25,000 shares of restricted stock, respectively, to various key employees under the terms of the 2005 Plan. The restricted stock granted in 2011 had a grant date fair value of approximately $0.4 million based on a per share closing stock price of $57.78. The restricted stock granted in 2010 had a grant date fair value of approximately $1.5 million based on a per share closing stock price of $58.79. The restricted stock under each of these grants vests on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for each of these grants. Under the terms of the grants, employees will receive dividends on unforfeited restricted stock regardless of

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
their vesting status. An additional 21,500 shares of restricted stock that were granted to various key employees in February 2008 vested during the third quarter of 2011.
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
We recognize compensation expense over the requisite service period. Total compensation cost related to restricted stock for the three and nine months ended March 31, 2011 was approximately $0.3 million and $0.9 million, respectively, as compared to approximately $0.2 million and $0.6 million in the corresponding periods of the prior year. These amounts were reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification and were allocated to each segment appropriately. We recorded a tax benefit of approximately $0.1 million and $0.3 million for the three and nine months ended March 31, 2011, respectively, as compared to approximately $0.1 million and $0.2 million in the corresponding periods of the prior year. We recorded gross windfall tax benefits of approximately $0.1 million for the three and nine months ended March 31, 2011. We recorded gross windfall tax benefits of zero and less than $0.1 million for the three and nine months ended March 31, 2010, respectively. These windfall tax benefits were included in the financing section of the Consolidated Statements of Cash Flows.
The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the nine-month period ended March 31, 2011:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	61	$48.43
Granted	15	$54.35
Vested	(30)	$41.83
Forfeited	(2)	$49.86

Unvested restricted stock at end of period	44	$54.88

Expected to vest restricted stock at end of period	44	$54.89

At March 31, 2011, there was approximately $1.6 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 1.88 years.
Note 8 — Restructuring and Impairment Charges
Specialty Foods Segment — Fiscal 2010
In 2010, we closed our dressings and sauces manufacturing operation located in Wilson, New York. During the three and nine months ended March 31, 2010, we recorded restructuring charges of approximately $0.1 million (less than $0.1 million after taxes) and $2.3 million ($1.5 million after taxes), respectively. The total costs associated with this plant closure were approximately $2.3 million ($1.5 million after taxes) and were mainly recorded in the first half of 2010. This closure was essentially complete at December 31, 2009. We do not expect any other restructuring costs or cash expenditures related to this closure.
Note 9 — Income Taxes
The gross tax contingency reserve at March 31, 2011 was approximately $1.5 million and consisted of tax liabilities of approximately $0.8 million and penalties and interest of approximately $0.7 million. We

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
have classified approximately $0.1 million of the gross tax contingency reserve as current liabilities as these amounts are expected to be resolved within the next 12 months. The remaining liability of approximately $1.4 million is included in long-term liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.
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
Note 10 — Business Segment Information
The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2010 consolidated financial statements:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010
Net Sales
Specialty Foods	$217,436	$216,471	$692,539	$675,911
Glassware and Candles	35,187	33,857	141,373	132,692

Total	$252,623	$250,328	$833,912	$808,603

Operating Income
Specialty Foods	$31,664	$38,702	$121,025	$138,000
Glassware and Candles	676	1,672	5,044	9,485
Corporate Expenses	(2,866)	(2,866)	(9,661)	(8,407)

Total	$29,474	$37,508	$116,408	$139,078

Note 11 — Commitments and Contingencies
In addition to the items discussed below, at March 31, 2011, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material adverse effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material adverse effect on our consolidated financial statements.
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
Subsequent to March 31, 2011, we received notice of special CDSOA distributions totaling approximately $12.5 million, of which we have received $2.6 million and expect to receive the remainder by June 30, 2011. These distributions relate to the resolution of the constitutional challenges discussed above.
We are unable to determine, at this time, what the ultimate outcome of other litigation will be, and it is possible that further legal action, potential additional changes in the law and other factors could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007. Accordingly, we cannot predict the amount of future distributions we may receive. Any change in CDSOA distributions could affect our earnings and cash flow.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollars in thousands)
OVERVIEW
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three and nine months ended March 31, 2011 and our financial condition as of March 31, 2011. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2011 refers to fiscal 2011, which is the period from July 1, 2010 to June 30, 2011. In the discussion that follows, we analyze the results of our operations for the three and nine months ended March 31, 2011, including the trends in our overall business, followed by a discussion of our financial condition.
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

We have made substantial capital investments to support our existing food operations and future growth opportunities. Based on our current plans and expectations, including a current plant expansion at our Kentucky frozen roll facility, we believe that total capital expenditures for 2011 will approach $40 million.
Summary of 2011 Results
The following is a comparative overview of our consolidated operating results for the three and nine months ended March 31, 2011 and 2010.
Net sales for the third quarter ended March 31, 2011 increased 1% to approximately $252.6 million from the prior-year total of $250.3 million. This sales growth reflects higher sales in both operating segments. The Specialty Foods segment’s increase reflects higher foodservice sales, which were partially offset by lower retail sales. The increase in sales of the Glassware and Candles segment primarily reflects product placement with new customers. Gross margin decreased 15% to approximately $52.5 million from the prior-year third quarter total of $61.9 million. Increasing raw-material costs, as well as a less favorable sales mix and higher freight costs within the Specialty Foods segment, contributed to the lower gross margin. Net income for the three months ended March 31, 2011 totaled approximately $19.4 million, or $.71 per diluted share. Net income totaled approximately $24.2 million in the third quarter of 2010, or $.86 per diluted share.
Year-to-date net sales for the period ended March 31, 2011 increased 3% to approximately $833.9 million from the prior year-to-date total of $808.6 million. Gross margin decreased to approximately $188.8 million from the prior year-to-date total of $210.4 million. Net income for the nine months ended March 31, 2011 totaled approximately $77.1 million, or $2.77 per diluted share. Net income totaled approximately $92.2 million in the nine months ended March 31, 2010, or $3.27 per diluted share.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2011	2010	Change		2011	2010	Change
Net Sales
Specialty Foods	$217,436	$216,471	$965	0%	$692,539	$675,911	$16,628	2%
Glassware and Candles	35,187	33,857	1,330	4%	141,373	132,692	8,681	7%

Total	$252,623	$250,328	$2,295	1%	$833,912	$808,603	$25,309	3%

Gross Margin	$52,534	$61,923	$(9,389)	(15)%	$188,849	$210,407	$(21,558)	(10)%

Gross Margin as a Percentage of Sales	20.8%	24.7%			22.6%	26.0%

Consolidated net sales for the third quarter and nine months ended March 31, 2011 increased 1% and 3%, respectively, reflecting higher sales in both operating segments.
For the three and nine months ended March 31, 2011, net sales of the Specialty Foods segment increased by less than 1% and approximately 2%, respectively. Contribution from higher pricing for these respective periods was approximately 2% and less than 1%. The segment’s foodservice net sales rose approximately 12% and 9% for the three and nine month periods, respectively, on increased volumes, particularly from new programs with existing large chain restaurants, and higher pricing. Retail net sales for the nine month period were approximately 3% lower than the prior-year comparative period as influenced by the prior year rationalization of some product lines associated with the December 2009 closing of one of our dressing facilities. Retail net sales for the three-month period declined by approximately 9%, reflecting weaker demand for certain product lines, especially frozen rolls and refrigerated dips. The later Easter holiday occurring in 2011 also affected the sales comparisons, with the impact being estimated to total approximately 3% and 1%, respectively, of the segment’s net sales for the three and nine month periods. The later Easter timing should improve retail sales comparisons for the three months ended June 30, 2011, although the ultimate effect on demand from recently implemented pricing actions is uncertain.
The increase in net sales of the Glassware and Candles segment for both the three and nine months ended March 31, 2011 primarily reflected the addition of new customer accounts.

As a percentage of sales, our consolidated gross margin for the three and nine months ended March 31, 2011 was 20.8% and 22.6%, respectively, as compared to 24.7% and 26.0% achieved in the prior-year comparative periods.
In the Specialty Foods segment, gross margin percentages declined in both the three and nine months ended March 31, 2011, reflecting comparatively higher ingredient costs (especially for soybean oil, dairy products, sugar and eggs), higher distribution costs, a less favorable sales mix and lower production levels within our frozen roll operations. We estimate that higher material costs adversely affected our gross margins in these periods by approximately 3% and 2% of net sales, respectively. The increase in freight and warehousing costs were, in part, influenced by higher diesel costs. Looking forward, we see higher material and freight costs continuing to persist, presenting a comparative challenge to the fourth fiscal quarter. Based on current market conditions, we expect to offset most of the higher material costs with the benefit of recent price increases, including various retail pricing actions taken late in the third fiscal quarter.
Despite the benefits of achieving higher sales volumes, gross margin percentages in the Glassware and Candles segment declined from the prior-year periods primarily due to higher wax costs, which we believe are likely to persist and adversely affect comparative results through at least the end of our fiscal 2011. This segment also experienced a less favorable sales mix.
Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2011	2010	Change		2011	2010	Change
Selling, General and Administrative Expenses	$23,060	$24,328	$(1,268)	(5)%	$72,441	$69,196	$3,245	5%

SG&A Expenses as a Percentage of Sales	9.1%	9.7%			8.7%	8.6%

Consolidated selling, general and administrative costs of approximately $23.1 million and $72.4 million for the three and nine months ended March 31, 2011 decreased by 5% and increased by 5%, respectively, from the $24.3 million and $69.2 million incurred for the three and nine months ended March 31, 2010, respectively. The third quarter decrease reflects lower consumer-directed marketing expenses and professional fees within the Specialty Foods segment. Higher sales-based expenses, increased compensation expense, greater consumer-directed marketing costs and higher corporate expenses related to idle real estate contributed to the overall increase for the nine months ended March 31, 2011.
Restructuring and Impairment Charges
Specialty Foods Segment — Fiscal 2010
In 2010, we closed our dressings and sauces manufacturing operation located in Wilson, New York. During the three and nine months ended March 31, 2010, we recorded restructuring charges of approximately $0.1 million (less than $0.1 million after taxes) and $2.3 million ($1.5 million after taxes), respectively. The total costs associated with this plant closure were approximately $2.3 million ($1.5 million after taxes) and were mainly recorded in the first half of 2010. This closure was essentially complete at December 31, 2009. We do not expect any other restructuring costs or cash expenditures related to this closure.

Operating Income
The foregoing factors contributed to consolidated operating income totaling approximately $29.5 million and $116.4 million for the three and nine months ended March 31, 2011, respectively. These amounts represent decreases of 21% and 16%, respectively, from the corresponding periods of the prior year. By segment, our operating income can be summarized as follows:

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2011	2010	Change		2011	2010	Change
Operating Income
Specialty Foods	$31,664	$38,702	$(7,038)	(18)%	$121,025	$138,000	$(16,975)	(12)%
Glassware and Candles	676	1,672	(996)	(60)%	5,044	9,485	(4,441)	(47)%
Corporate Expenses	(2,866)	(2,866)	—	0%	(9,661)	(8,407)	(1,254)	15%

Total	$29,474	$37,508	$(8,034)	(21)%	$116,408	$139,078	$(22,670)	(16)%

Operating Income as a Percentage of Sales
Specialty Foods	14.6%	17.9%			17.5%	20.4%
Glassware and Candles	1.9%	4.9%			3.6%	7.1%
Consolidated	11.7%	15.0%			14.0%	17.2%
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
Subsequent to March 31, 2011, we received notice of special CDSOA distributions totaling approximately $12.5 million, of which we have received $2.6 million and expect to receive the remainder by June 30, 2011. These distributions relate to the resolution of the constitutional challenges discussed above.
We are unable to determine, at this time, what the ultimate outcome of other litigation will be, and it is possible that further legal action, potential additional changes in the law and other factors could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007. Accordingly, we cannot predict the amount of future distributions we may receive. Any change in CDSOA distributions could affect our earnings and cash flow.
Interest Income and Other — Net
Interest income and other was less than $0.1 million and approximately $0.1 million for the three and nine months ended March 31, 2011, respectively, as compared to less than $0.1 million for the three and nine months ended March 31, 2010.

Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended March 31, 2011 decreased by approximately $8.0 million to $29.5 million from the prior-year total of $37.5 million. Income before income taxes for the nine months ended March 31, 2011 and 2010 was approximately $117.5 million and $140.0 million, respectively. Our effective tax rate of 34.4% for the nine months ended March 31, 2011 increased slightly from the prior-year rate of 34.2%. This increase reflected, in part, the prior-year favorable resolution of certain previously-reserved state tax matters, as further discussed in Note 9 to the consolidated financial statements.
Net Income
Third quarter net income for 2011 of approximately $19.4 million decreased from the preceding year’s net income for the quarter of $24.2 million, as influenced by the factors noted above. Year-to-date net income of approximately $77.1 million was lower than the prior year-to-date total of $92.2 million. Net income per share for the third quarter of 2011 totaled $.71 per basic and diluted share, as compared to $.86 per basic and diluted share recorded in the prior year. Year-to-date net income per share was $2.77 per basic and diluted share, as compared to $3.27 per basic and diluted share for the prior-year period.
FINANCIAL CONDITION
For the nine months ended March 31, 2011, net cash provided by operating activities totaled approximately $98.0 million as compared to $86.9 million in the prior-year period. The increase results from relative changes in working capital, including the effect of routine differences in the timing and amounts associated with our Federal income tax accruals and payments, as partially offset by lower net income. The increase in receivables since June 2010 relates to the strength of sales in March relative to June.
Cash used in investing activities for the nine months ended March 31, 2011 was approximately $26.6 million as compared to $9.0 million in the prior year. This increase reflects a higher level of capital expenditures in 2011 due to the expansion of our frozen roll facility in Kentucky. This project is anticipated to be completed by the middle of calendar 2011.
Cash used in financing activities for the nine months ended March 31, 2011 of approximately $64.6 million increased from the prior-year total of $20.7 million due primarily to a higher level of share repurchases and lower proceeds from the exercise of stock awards. At March 31, 2011, approximately 1,679,000 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility, we may borrow up to a maximum of $160 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at March 31, 2011. The facility expires in October 2012, and all outstanding amounts are then due and payable. At March 31, 2011, we had approximately $6.6 million of standby letters of credit outstanding, which reduce the amount available for borrowing on the unsecured revolving credit facility.
The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2011, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At March 31, 2011, we were not aware of any event that would constitute a default under the facility.
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

CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of March 31, 2011 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand and the planned plant expansion noted in the following paragraph, there have been no significant changes to the contractual obligations disclosed in our 2010 Annual Report on Form 10-K.
In August 2010, Sister Schubert’s Homemade Rolls, Inc. (“SS”), an indirect wholly owned subsidiary of ours, entered into a Construction Contract (the “Contract”) with Gray Construction, Inc. (“Gray”) for an addition to the existing SS production facility located in Hart County, Kentucky. Subject to certain conditions, the Contract provides that the total cost to be charged SS for Gray’s work is not to exceed a guaranteed maximum price of approximately $13 million. The Contract was included as Exhibit 10.1 on our Form 8-K, which was filed on August 27, 2010. As of March 31, 2011, we were still obligated for approximately $4 million under the Contract and we had equipment purchase commitments of approximately $4 million outstanding.
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
Specific influences relating to these forward-looking statements include, but are not limited to:
•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the continued solvency of key customers;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	changes in market trends;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls or other defective product costs;

•	efficiencies in plant operations, including the ability to optimize overhead utilization in candle operations;

•	the overall strength of the economy;

•	changes in financial markets;

•	slower than anticipated sales growth;

•	the extent of operational efficiencies achieved;

•	price and product competition;

•	the uncertainty regarding the effect or outcome of any decision to explore further strategic alternatives among our nonfood operations;

•	fluctuations in the cost and availability of raw materials;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	maintenance of competitive position with respect to other manufacturers, including import sources of production;

•	dependence on key personnel;

•	stability of labor relations;

•	dependence on contract copackers and limited or exclusive sources for certain goods;

•	effect of governmental regulations, including environmental matters;

•	legislation and litigation affecting the future administration of the Continued Dumping and Subsidy Offset Act of 2000;

•	access to any required financing;

•	changes in income tax laws;

•	unknown costs relating to the holding or disposition of idle real estate;

•	changes in estimates in critical accounting judgments; and

•	innumerable other factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 1,679,000 shares remained authorized for future repurchases at March 31, 2011. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

			Total Number
	Total	Average	of Shares	Maximum Number
	Number	Price	Purchased as	of Shares That May
	of Shares	Paid Per	Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans	Under the Plans

January 1–31, 2011	70,163	$54.34	70,163	1,852,822
February 1–28, 2011(1)	92,374	$57.52	92,374	1,760,448
March 1–31, 2011	81,904	$56.51	81,904	1,678,544

Total	244,441	$56.27	244,441	1,678,544

(1)
Includes 7,128 shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2005 Stock Plan.

Item 6.	Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation (Registrant)
Date: May 10, 2011	By:	/s/John B. Gerlach, Jr.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 10, 2011	By:	/s/John L. Boylan
John L. Boylan
Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2011
INDEX TO EXHIBITS

Exhibit
Number		Description	Located at

10.1	*	Form of Restricted Stock Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan	Filed herewith

10.2	*	Form of Stock Appreciation Rights Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan	Filed herewith

31.1		Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32		Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS		XBRL Instance Document	Furnished herewith

101.SCH		XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB		XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.