Form 10-K
period 2011-06-30
LANCASTER COLONY CORP
filed 2011-08-29
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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
614-224-7141
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, without par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑* No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on December 31, 2010 was approximately $1,074,883,000, based on the closing price of these shares on that day.
As of August 17, 2011, there were approximately 27,341,000 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its November 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

*
The registrant has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (“Rule 405”) during the preceding 12 months. Beginning with this report, pursuant to Rule 405, every Interactive Data File the registrant is required to submit electronically and post on its corporate website must meet the detailed tagging requirements specified in the EDGAR Filer Manual. The registrant expects to furnish the Interactive Data File required for this report that complies with the detailed tagging requirements of the EDGAR Filer Manual by amending this report within 30 days after the date this report is filed, as permitted by Rule 405.

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
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
We operate in two business segments — “Specialty Foods” and “Glassware and Candles” — with the sales of these segments accounting for approximately 85% and 15%, respectively, of consolidated net sales for the year ended June 30, 2011. The financial information relating to business segments for the three years ended June 30, 2011, 2010 and 2009 is included in Note 13 to the consolidated financial statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.
Specialty Foods
The food products we manufacture and sell include salad dressings and sauces marketed under the brand names “Marzetti,” “T. Marzetti,” “Cardini’s,” “Pfeiffer,” “Simply Dressed” and “Girard’s”; fruit glazes, vegetable dips and fruit dips marketed under the brand name “T. Marzetti”; Greek yogurt vegetable dips marketed under the brand name “Otria”; frozen breads marketed under the brand names “New York BRAND” and “Mamma Bella”; frozen Parkerhouse style yeast dinner rolls and sweet rolls, as well as biscuits, marketed under the brand names “Sister Schubert’s,” “Marshall’s” and “Mary B’s”; premium dry egg noodles marketed under the brand names “Inn Maid” and “Amish Kitchen”; frozen specialty noodles and pastas marketed under the brand names “Reames” and “Aunt Vi’s”; croutons and related products marketed under the brand names “New York BRAND,” “Texas Toast,” “Chatham Village,” “Cardini’s” and “T. Marzetti” and caviar marketed under the brand name “Romanoff.” A portion of our sales in this segment relates to products sold under private label to retailers, distributors and restaurants primarily in the United States. Additionally, a portion of our sales relates to frozen specialty noodles and pastas sold to industrial customers for use as ingredients in their products.
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
Sales attributable to one customer comprised approximately 16%, 17% and 15% of this segment’s total net sales in 2011, 2010 and 2009, respectively. No other customer accounted for more than 10% of this segment’s total net sales during these years. Although we have the leading market share in several product categories, all of the markets in which we sell food products are highly competitive in the areas of price, quality and customer service.
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
Efficient and cost-effective production remains a key focus of the Specialty Foods segment. In 2010, we consolidated most of the operations of our dressings and sauces manufacturing operation located in Wilson, New York into other existing plants, outsourced certain requirements and exited less profitable dressing lines to achieve greater efficiency in our Specialty Foods segment. In 2009, we also consolidated our Atlanta, Georgia dressing operation into our other existing food facilities as part of our cost-reduction efforts within this segment. Beyond this segment’s ongoing initiatives for cost savings and operational improvements, in recent years we completed the construction of two new production facilities in Horse Cave, Kentucky. Our salad dressing plant provided us with incremental capacity enabling us to achieve operating efficiencies at both the new and existing dressing plant locations. Our frozen yeast rolls plant, which was significantly expanded in 2011, helped to satisfy increased customer demand and improved operating efficiencies.
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
Glassware and Candles
We sell candles, candle accessories, and other home fragrance products in a variety of sizes, forms and fragrances in retail markets to mass merchants, supermarkets, drug stores and specialty shops under the “Candle-lite” brand name. A significant portion of our candle business is marketed under private label. While less significant, we also sell candles, glassware and various other products to customers in certain commercial markets, including restaurants, hotels, hospitals and schools.
All the markets in which we sell candle products are highly competitive in the areas of design, price, quality and customer service. Sales attributable to one customer comprised approximately 58%, 61% and 49% of this segment’s total net sales in 2011, 2010 and 2009, respectively. No other customer accounted for more than 10% of this segment’s total net sales during these years.
Seasonal retail stocking patterns cause certain products in this segment to experience increased sales in the first half of the fiscal year. We do not use any franchises or concessions in this segment. The patents and licenses under which we operate are not essential to the overall success of this segment. Certain trademarks are important, however, to this segment’s marketing efforts.

NET SALES BY CLASS OF PRODUCTS
The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products that account for at least 10% of our consolidated net sales in any year from 2009 through 2011:

	2011	2010	2009
Specialty Foods:
Non-frozen	53%	52%	54%
Frozen	32%	33%	33%
Glassware and Candles:
Consumer table and giftware	15%	15%	13%
Net sales attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) totaled approximately 22%, 23% and 20% of consolidated net sales for 2011, 2010 and 2009, respectively.
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
ENVIRONMENTAL MATTERS
Certain of our operations are subject to various Federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations is not expected to have a material effect upon the level of capital expenditures, earnings or our competitive position for the succeeding year.
EMPLOYEES AND LABOR RELATIONS
As of June 30, 2011, we had approximately 3,100 employees. Approximately 20% of these employees are represented under various collective bargaining agreements, which expire at various times through calendar year 2013. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material effect on our business and results of operations.
FOREIGN OPERATIONS AND EXPORT SALES
Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations.
RAW MATERIALS
During 2011, we obtained adequate supplies of raw materials for all of our segments. We rely on a variety of raw materials for the day-to-day production of our products, including soybean oil, certain dairy-related products, flour, glass, fragrances and colorant agents, paraffin and other waxes and plastic and paper packaging materials.
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
An investment in our common stock is subject to certain risks inherent in our business. The material risks and uncertainties that we believe could or do affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K.
If any of the following risks occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly.
Competitive conditions within our markets could impact our sales volumes and operating margins.
Competition within all of our markets is intense and is expected to remain so. Numerous competitors exist, many of which are larger than us in size. Global production overcapacity has also had an impact on operations within our Glassware and Candles segment. These competitive conditions could lead to significant downward pressure on the prices of our products, which could have a material adverse effect on our revenues and profitability.
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
Wal-Mart is our largest customer and the loss of, or a significant reduction in, its business could cause our sales and net income to decrease.
Our net sales to Wal-Mart represented approximately 22% of consolidated net sales for the year ended June 30, 2011. We believe that our relationship with Wal-Mart is good, but we cannot assure that we will be able to maintain this relationship. In addition, changes in Wal-Mart’s general business model, such as reducing branded products or devoting more shelf space to private label products, could affect the profitability of our business with Wal-Mart even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Wal-Mart’s financial condition or other disruptions to Wal-Mart, such as decreased consumer demand, could also have a material adverse effect on our business and results of operations.
Increases in the costs or limitations to the availability of raw materials we use to produce our products could adversely affect our business by increasing our costs to produce goods.
We purchase a majority of our key raw materials on the open market. Our ability to avoid the adverse effects of a pronounced, sustained price increase in our raw materials is limited. However, we try to limit our exposure to price fluctuations for raw materials by occasionally entering into longer-term, fixed-price contracts for certain raw materials. Our principal raw-material needs include soybean oil, various dairy-related products, flour, paper and plastic packaging materials and wax. We have observed increased volatility in the costs of many of these raw materials in recent years. From 2007 through the first half of 2009, and again in 2011, commodity markets for grain-based products, on which our food products depend, including dairy, soybean oil and flour products, rose significantly and were unusually volatile due to market concerns over grain-based fuel sources and worldwide demand. Further, fluctuating petroleum prices have impacted our costs of wax and inbound freight on all purchased materials.
We anticipate that future sources of supply will generally be adequate for our needs, but disruptions in availability and increased prices could have a material adverse effect on our business and results of operations. The increase in the costs of raw materials used in our Specialty Foods segment during 2007 to

2009 and 2011 had an adverse impact on our operating income. We took measures to offset the impact of these higher costs, including the implementation of higher pricing. However, there is no assurance that we will not experience further increases in the costs of raw materials, and uncertainty exists as to our ability to implement offsetting measures. Such further increases, as well as an inability to effectively implement additional measures to offset higher costs, could have a material adverse effect on our business and results of operations.
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
Manufacturing capacity constraints may have a material adverse effect on us.
Our current manufacturing facilities may be inadequate to meet significantly increased demand for some of our food products. Our ability to increase our manufacturing capacity depends on many factors, including the availability of capital, steadily increasing consumer demand, tool delivery, construction lead-times, installation and qualification.
A lack of sufficient manufacturing capacity to meet demand could cause our customer order times to increase and our product quality to decrease, which may negatively affect customer demand for our products and customer relations generally, and which could have a material adverse effect on us. In addition, operating our facilities at or near capacity may also negatively affect relations with our employees, which could result in higher employee turnover, labor disputes, and disruptions in our operations.
We may be subject to product recalls or other claims for mislabeled, adulterated, contaminated, defective or spoiled food products or consumer products.
Our operations could be impacted by both genuine and fictitious claims regarding our products and our competitors’ products. Under adverse circumstances, we may need to recall some of our products if they are, or have the potential to be, mislabeled, adulterated, contaminated, or contain a defect. Any of these circumstances could necessitate a recall due to a substantial product hazard, a need to change a product’s labeling or out of an abundance of caution to avoid any potential product hazards. A pervasive product recall may result in significant losses due to the costs of a recall or related legal claims, the destruction of product inventory, lost sales due to the unavailability of product for a period of time and a loss of goodwill and, therefore, may have an adverse effect on our results of operations. In addition, we may also be liable if any of our products causes injury.
Any claim or product recall could stem from or result in noncompliance with regulations of the Food and Drug Administration, the U.S. Consumer Product Safety Commission or state law. Such an action could force us to stop selling our products and create significant adverse publicity that could harm our credibility and decrease market acceptance of our products.
If we are required to defend against a product liability or other claim, whether or not we are found liable under the claim, we could incur substantial costs, our reputation could suffer and our customers might substantially reduce their existing or future orders from us.
In addition, either a significant product recall or a product liability claim involving a competitor’s products or products in markets related to those in which we compete could result in a loss of consumer confidence in our products or our markets generally and could have a material impact on consumer demand, which could have an adverse effect on our business results and the value of our brands.

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
The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $14.4 million, $0.9 million and $8.7 million in 2011, 2010 and 2009, respectively. CDSOA remittances have related to certain candles being imported from the People’s Republic of China.
Legislation was enacted in February 2006 to repeal the applicability of CDSOA to duties collected on products imported after September 2007. Accordingly, we may receive some level of annual distributions for an undetermined period of years in the future as the monies collected that relate to entries filed prior to October 2007 are administratively finalized by U.S. Customs. Without further legislative action, we expect these distributions will eventually cease.
In addition to this legislative development, cases have been brought in U.S. courts challenging CDSOA. In two separate cases, the U.S. Court of International Trade (“CIT”) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The U.S. Court of Appeals for the Federal Circuit reversed both CIT decisions and the U.S. Supreme Court did not hear either case. This effectively ended the constitutional challenges brought in these cases, but other cases challenging CDSOA remain active.
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
We did not record any restructuring and impairment charges for the year ended June 30, 2011, but we did record such charges totaling approximately $2.5 million and $1.6 million in 2010 and 2009, respectively. Likewise, future events may occur that could adversely affect the reported value of our assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, or a material adverse change in our relationship with significant customers.
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
Although we do not have any outstanding debt at this time, we may incur indebtedness in 2012 or beyond for a variety of reasons, including acquisitions or potential changes in capitalization that might require significant cash expenditure. A consequence of such indebtedness could be a reduction in the level of our profitability due to higher interest expense. Depending on the future extent and availability of our borrowings, we could also become more vulnerable to economic downturns, require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise be unable to meet our obligations when due. For more information regarding our debt, see the “Liquidity and Capital Resources” section in Item 7 of this Annual Report on Form 10-K.
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
As a result of recent strategic alternative activities, we currently hold various parcels of real property that are not currently used in our operations. These facilities have a net book value at June 30, 2011 of approximately $2.8 million. In addition, we may make further specific determinations in the future with respect to additional facilities or sell other operations while retaining the associated real property. These determinations could be announced at any time. Possible adverse consequences resulting from or related to these properties may include various accounting charges, disposition costs related to the potential sale of a property, costs associated with leasing obligations, and other normal or attendant risks and uncertainties associated with holding, leasing or selling real property.
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
In addition, it may take months and possibly longer to sell these properties at a suitable price. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell a property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of any property. If we are unable to sell a property when we determine to do so, it could have an adverse effect on our cash flow and results of operations.
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
As of June 30, 2011, Mr. Gerlach owned or controlled approximately 30% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power also may have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
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
The following table summarizes our locations that in total exceed 75,000 square feet of space (including aggregation of multiple facilities) and that are considered our principal manufacturing and warehousing operations:

		Approximate	Terms of
Location	Business Segment	Square Feet	Occupancy

Altoona, IA (2)	Specialty Foods	120,000	Owned/Leased
Bedford Heights, OH (1)	Specialty Foods	98,000	Owned/Leased
Columbus, OH (2)	Specialty Foods	386,000	Owned/Leased
Grove City, OH	Specialty Foods	195,000	Owned
Horse Cave, KY	Specialty Foods	382,000	Owned
Luverne, AL	Specialty Foods	91,000	Owned
Milpitas, CA (3)	Specialty Foods	130,000	Owned/Leased
Leesburg, OH	Glassware and Candles	860,000	Owned
Jackson, OH	Glassware and Candles	122,000	Owned

(1)	Part leased for term expiring in calendar year 2012

(2)	Part leased for term expiring in calendar year 2014

(3)	Part leased for term expiring in calendar year 2015
We have recently completed the expansion of our frozen yeast roll manufacturing facility in Horse Cave, Kentucky. The expansion added approximately 49,000 square feet to the original facility and is included in the table above.
As a result of our past strategic alternative activities, we also hold various parcels of real property that we do not currently use in our operations. The related facilities contain in excess of 1.5 million square feet.

Item 3.	Legal Proceedings
We currently are a party to various legal proceedings. Such matters did not have a material effect on the current-year results of operations. While we believe that the ultimate outcome of these various proceedings, individually and in the aggregate, will not have a material effect on our financial position or future results of operations, litigation is always subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from manufacturing or selling one or more products or could lead to us altering the manner in which we manufacture or sell one or more products, which could have a material impact on net income for the period in which the ruling occurs and future periods.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on The NASDAQ Global Select Market under the symbol LANC. The following table sets forth the high and low prices for Lancaster Colony Corporation common shares and the dividends paid for each quarter of 2011 and 2010. Stock prices were provided by The NASDAQ Stock Market LLC.

			Dividends
	Stock Prices		Paid
	High	Low	Per Share
2011
First quarter	$54.99	$43.28	$.300
Second quarter	$58.59	$46.95	.330
Third quarter	$60.80	$51.96	.330
Fourth quarter	$64.72	$56.53	.330

Year			$1.290

2010
First quarter	$53.41	$41.52	$.285
Second quarter	$51.96	$47.01	.300
Third quarter	$60.07	$49.30	.300
Fourth quarter	$61.60	$51.77	.300

Year			$1.185

The number of shareholders as of August 17, 2011 was approximately 8,500. The highest and lowest prices for our common stock from July 1, 2011 to August 17, 2011 were $64.15 and $53.91.
We have paid dividends for 192 consecutive quarters. Future dividends will depend on our earnings, financial condition and other factors.
Issuer Purchases of Equity Securities
Our Board of Directors (“Board”) approved a share repurchase authorization of 2,000,000 shares in November 2010. Approximately 1,618,000 shares from this authorization remained authorized for future purchase at June 30, 2011. In the fourth quarter, we made the following repurchases of our common stock:

			Total Number
	Total	Average	of Shares	Maximum Number
	Number	Price	Purchased as	of Shares That May
	of Shares	Paid Per	Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans	Under the Plans

April 1-30, 2011	—	$—	—	1,678,544
May 1-31, 2011	—	$—	—	1,678,544
June 1-30, 2011	60,194	$58.81	60,194	1,618,350

Total	60,194	$58.81	60,194	1,618,350

This share repurchase authorization does not have a stated expiration date.

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
OF LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX
AND THE DOW JONES U.S. FOOD PRODUCERS INDEX
The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2006 in each of our Common Stock, the S&P Midcap 400 Index and the Dow Jones U.S. Food Producers Index. It is assumed that all dividends are reinvested.
Cumulative Total Return (Dollars)

	6/06	6/07	6/08	6/09	6/10	6/11
Lancaster Colony Corporation	100.00	108.81	81.05	121.58	150.55	175.78
S&P Midcap 400	100.00	118.51	109.81	79.04	98.74	137.63
Dow Jones U.S. Food Producers	100.00	117.13	106.46	89.64	97.21	131.53
There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the above graph.

Item 6.	Selected Financial Data
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY

(Thousands Except	Years Ended June 30
Per Share Figures)	2011	2010	2009	2008	2007

Operations
Net Sales(1)	$1,089,946	$1,056,608	$1,051,491	$980,915	$945,810
Gross Margin(1)	$242,429	$270,332	$215,492	$157,341	$181,740
Percent of Sales	22.2%	25.6%	20.5%	16.0%	19.2%
Interest Expense	$—	$—	$(1,217)	$(3,076)	$(150)
Percent of Sales	0.0%	0.0%	0.1%	0.3%	0.0%
Other Income — Continued Dumping and Subsidy Offset Act	$14,388	$893	$8,696	$2,533	$699
Income from Continuing Operations
Before Income Taxes(1)	$161,506	$175,138	$137,006	$75,668	$101,260
Percent of Sales	14.8%	16.6%	13.0%	7.7%	10.7%
Taxes Based on Income(1)	$55,142	$60,169	$47,920	$27,229	$36,981
Income from Continuing Operations(1)	$106,364	$114,969	$89,086	$48,439	$64,279
Percent of Sales	9.8%	10.9%	8.5%	4.9%	6.8%
Continuing Operations Diluted Income per Common Share(1)(2)	$3.84	$4.07	$3.17	$1.64	$2.03
Cash Dividends per Common Share	$1.29	$1.185	$1.135	$1.11	$1.07

Financial Position
Cash and Equivalents(1)	$132,266	$100,890	$38,484	$19,417	$8,316
Total Assets	$622,089	$586,453	$498,481	$520,178	$598,497
Working Capital	$257,040	$239,446	$148,233	$144,925	$137,121
Property, Plant and Equipment—Net(1)	$185,282	$166,097	$170,900	$179,573	$194,589
Long-Term Debt	$—	$—	$—	$55,000	$—
Property Additions(1)	$35,343	$12,833	$11,336	$16,832	$53,589
Depreciation and Amortization(1)	$18,940	$20,533	$21,870	$24,138	$24,081
Shareholders’ Equity	$517,539	$484,908	$402,556	$359,218	$444,309
Per Common Share	$18.90	$17.21	$14.32	$12.63	$14.45
Weighted Average Common Shares Outstanding—Diluted(2)	27,689	28,174	28,044	29,496	31,603

(1)	2008 and 2007 amounts exclude the impact of certain discontinued automotive operations sold in those fiscal years.

(2)
Certain prior-year figures were restated in 2010 to reflect the adoption of the provisions of a Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See further discussion in Note 1 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three years ended June 30, 2011, 2010 and 2009 and our liquidity and capital resources as of June 30, 2011 and 2010. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2011 refers to fiscal 2011, which is the period from July 1, 2010 to June 30, 2011. In the discussion that follows, we analyze the results of our operations for the last three years, including the trends in our overall business, followed by a discussion of our cash flows and liquidity and contractual obligations. We then provide a review of the critical accounting policies and estimates that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recently issued accounting pronouncements.
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
In recent years, our strategy has shifted away from operating businesses in a variety of industries towards emphasizing the growth and success we have achieved in our Specialty Foods segment. Fiscal years prior to 2009 were significant years in implementing this strategy as we divested various nonfood operations and focused our capital investment in the Specialty Foods segment. These strategic dispositions and investments resulted in transforming our company into a predominately food-focused business. In 2011, approximately 85% of our consolidated net sales and effectively all of our operating income were derived from the Specialty Foods segment. For perspective, in 2001, our Specialty Foods segment comprised approximately 47% and 72% of our reported consolidated net sales and operating income, respectively.
We intend to periodically reassess the strategic fit and contribution of our remaining nonfood operations in light of market conditions, capital needs and other factors. Our current strategy focuses our efforts on the most profitable part of our business and minimizes the amount of financial and management resources devoted to our nonfood operations. We believe we are positioned to maximize the future potential of our Specialty Foods segment.
We view our food operations as having the potential to achieve future growth in sales and profitability due to attributes such as:
•	leading retail market positions in several branded products with a high-quality perception;

•	a broad customer base in both retail and foodservice accounts;

•	well-regarded culinary expertise among foodservice accounts;

•	recognized leadership in foodservice product development;

•	experience in integrating complementary business acquisitions; and

•	historically strong cash flow generation that supports growth opportunities.

Our goal is to grow our specialty foods retail and foodservice business over time by:
•	leveraging the strength of our retail brands to increase current product sales and introduce new products;
•	growing our foodservice sales through the strength of our reputation in product development and quality; and
•	pursuing acquisitions that meet our strategic criteria.
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
As has occasionally been required to support future growth opportunities, we have historically made substantial capital investments to support our existing food operations, such as the construction of a new frozen yeast roll facility in Horse Cave, Kentucky that began operations in 2008 and was significantly expanded through a project that was completed in June 2011. At an adjoining location, we began production activities at a newly-constructed dressing facility in 2007. Both facilities helped accommodate potential future sales growth and also provided greater manufacturing efficiencies. Based on our current plans and expectations, we believe that our total capital expenditures for 2012 will be approximately $25 million.
Summary of 2011 Results
The following is an overview of our consolidated operating results for the year ended June 30, 2011.
Consolidated net sales reached approximately $1,090 million during 2011, increasing by approximately 3% as compared to prior-year net sales of $1,057 million, driven by growth coming from both operating segments. The Specialty Foods segment’s increase reflected higher foodservice sales, which were partially offset by lower retail sales. The increase in sales of the Glassware and Candles segment primarily reflected higher candle sales volumes from product placement into new accounts that began in the fourth quarter of 2010.
Gross margin decreased 10% to approximately $242.4 million from the prior-year comparable total of $270.3 million. Increasing raw-material costs, as well as a less favorable sales mix and higher freight costs within the Specialty Foods segment, contributed to the lower gross margin.
Overall results were also affected by the funds received under CDSOA. In 2011, we received approximately $14.4 million under CDSOA, as compared to approximately $0.9 million in 2010 and approximately $8.7 million in 2009. For a more-detailed discussion of CDSOA, see the subcaption “Other Income — Continued Dumping and Subsidy Offset Act” of this MD&A.
Net income totaled approximately $106.4 million in 2011, or $3.84 per diluted share, compared to net income of $115.0 million, or $4.07 per diluted share, in 2010. Net income in 2009 totaled approximately $89.1 million, or $3.17 per diluted share.
Looking Forward
We are anticipating continued growth in consolidated sales during 2012. Factors that we believe should contribute to our growth include the incremental impact of several recently-introduced retail food products, the implementation of higher pricing among various product lines, as well as the expansion of existing product lines with current customers or into new geographic markets. We will also continue to review acquisition opportunities within the Specialty Foods segment that are consistent with our growth strategy and represent good value or otherwise provide significant strategic benefits. However, unsettled economic conditions affecting consumer and retailer buying patterns are among the many influences that may impact sales improvement and our ability to improve operating margins in the coming year.
Within our Specialty Foods segment, with respect to material input and freight costs, we enter 2012 experiencing an elevation of such costs over 2011 levels. It is possible that future changes in the economy and regulatory environment could cause further increases in these costs. To help offset or stabilize the impact of such increases, we have pursued other operational strategies that we believe will aid our future results. For example, as part of our cost reduction efforts, we consolidated our Wilson, New York and Atlanta, Georgia production operations into our other existing facilities in the second quarter of 2010 and early 2009, respectively. Further, the 2011 expansion of our frozen roll capacity is expected to improve production throughput and reduce third party warehouse costs. We are also continuing to limit some of our exposure to volatile swings in food commodity costs through a structured purchasing program for certain future requirements. We do expect to realize higher pricing in 2012, but we believe that the related income may ultimately be less than the total increase in material and freight costs.
With respect to our Glassware and Candles segment, we expect lower 2012 sales levels, especially for holiday products, as some lower-margin business was not retained. Higher wax costs will continue to negatively impact the segment’s operating results, and it will be challenging to maintain operating efficiencies with the expected lower production levels. Accordingly, we currently expect this segment’s 2012 operating income will be challenged to reach the level of 2011.
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
REVIEW OF CONSOLIDATED OPERATIONS
Segment Sales Mix
The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2011	2010	2009
Segment Sales Mix:
Specialty Foods	85%	85%	87%
Glassware and Candles	15%	15%	13%
Net Sales and Gross Margin

	Year Ended
	June 30			Change
(Dollars in thousands)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009

Net Sales
Specialty Foods	$922,856	$893,256	$909,897	$29,600	3%	$(16,641)	(2)%
Glassware and Candles	167,090	163,352	141,594	3,738	2%	21,758	15%

Total	$1,089,946	$1,056,608	$1,051,491	$33,338	3%	$5,117	0%

Gross Margin	$242,429	$270,332	$215,492	$(27,903)	(10)%	$54,840	25%

Gross Margin as a Percentage of Sales	22.2%	25.6%	20.5%

Consolidated net sales for the year ended June 30, 2011 increased by approximately 3% to approximately $1,090 million from the prior-year total of approximately $1,057 million. This sales growth reflected improved results in both operating segments. The Specialty Foods segment’s increase reflected higher foodservice sales, which were partially offset by lower retail sales. The foodservice sales increase resulted from both higher pricing and new programs with some large restaurant chains. The decline in retail sales was influenced by the exiting of less profitable dressing lines midway through 2010, the loss of product placement for certain produce dips at one customer and generally weak retail market conditions. The increase in sales of the Glassware and Candles segment primarily reflected higher candle volumes from product placement into new accounts that began in the fourth quarter of 2010. Consolidated net sales for the year ended June 30, 2010 increased by less than 1% over the 2009 total of approximately $1,051 million. In 2010, increased sales within the Glassware and Candles segment were partially offset by lower sales within the Specialty Foods segment. The Specialty Foods segment’s sales decline reflected moderately lower foodservice sales, as partially offset by higher retail sales. The increase in net sales of the Glassware and Candles segment reflected higher unit volume on improved consumer demand for high-quality, value-priced candles and the introduction and success of various new products.
Our gross margin as a percentage of net sales was approximately 22.2% in 2011 compared with 25.6% in 2010 and 20.5% in 2009. As a percentage of net sales, higher material costs in 2011 are estimated to have impacted gross margin comparisons by approximately 3%. In the Specialty Foods segment, gross margin percentages declined in 2011, reflecting broadly-higher ingredient and freight costs and a less favorable sales mix. Gross margin percentages in the Glassware and Candles segment declined in 2011 due to higher wax costs and, to a lesser extent, lower production volumes. As a percentage of net sales, lower material costs in 2010 are estimated to have benefited gross margin comparisons to 2009 by over 4%. In 2010, the Specialty Foods segment’s gross margin percentages improved as a result of lower commodity costs, a stronger retail mix and operating efficiency improvements. Gross margin percentages in the Glassware and Candles segment improved in 2010 due to lower material costs, especially for paraffin wax, and higher sales and production levels.
Selling, General and Administrative Expenses

	Year Ended
	June 30			Change
(Dollars in thousands)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009

Selling, General and Administrative Expenses	$95,425	$93,821	$84,238	$1,604	2%	$9,583	11%

SG&A Expense as a Percentage of Sales	8.8%	8.9%	8.0%
Selling, general and administrative expenses for 2011 totaled approximately $95.4 million and increased 2% as compared with the 2010 total of $93.8 million, while the 2010 total had increased 11% from the 2009 total of $84.2 million. Higher sales-based expenses, increased compensation expense and greater consumer-directed marketing costs contributed to the overall increase for 2011, although as a percentage of sales the 2011 expenses were comparable to 2010. In 2010, increased costs in consumer-directed marketing initiatives to support retail sales and increased professional fees within the Specialty Foods segment contributed to the overall increase.
Restructuring and Impairment Charges
Specialty Foods Segment
In 2010, we closed our dressings and sauces manufacturing operation located in Wilson, New York. During 2010, we recorded restructuring charges of approximately $2.3 million ($1.5 million after taxes). This closure was essentially complete at December 31, 2009. We do not expect any other costs or cash expenditures related to this closure.
In 2009, we consolidated our Atlanta, Georgia dressing operation into our other existing food facilities. During 2009, we recorded restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes). This closure was essentially complete at September 30, 2008, and the disposition of the associated real estate occurred in December 2008. We do not expect any other costs or cash expenditures related to this closure.
Other
In 2007, we closed our industrial glass operation that was located in Lancaster, Ohio. The majority of the total $5.7 million restructuring and impairment charge related to this closure was recorded in 2007, but we did incur approximately $0.8 million ($0.5 million after taxes) during the year ended June 30, 2009. The 2009 charge was recorded in Corporate expenses. We do not currently expect other significant restructuring costs related to this closure.
Operating Income (Loss)

	Year Ended
	June 30			Change
(Dollars in thousands)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009

Operating Income (Loss)
Specialty Foods	$155,218	$176,194	$145,848	$(20,976)	(12)%	$30,346	21%
Glassware and Candles	3,764	9,445	(5,671)	(5,681)	(60)%	15,116	267%
Corporate Expenses	(11,978)	(11,440)	(10,529)	(538)	5%	(911)	9%

Total	$147,004	$174,199	$129,648	$(27,195)	(16)%	$44,551	34%

Operating Income (Loss) as a Percentage of Sales
Specialty Foods	16.8%	19.7%	16.0%
Glassware and Candles	2.3%	5.8%	(4.0)%
Consolidated	13.5%	16.5%	12.3%
Due to the factors discussed above, consolidated operating income for 2011 totaled approximately $147.0 million, a 16% decrease from 2010 operating income of $174.2 million. The 2010 total had increased 34% from 2009 operating income totaling approximately $129.6 million. See further discussion of operating results by segment following the discussion of “Net Income” below.
Interest Expense
We incurred no interest expense in 2011 and 2010 as there were no borrowings outstanding during these years. Interest expense of approximately $1.2 million recorded in 2009 related to long-term borrowings. We had no outstanding borrowings at June 30, 2011 and 2010.
Other Income — Continued Dumping and Subsidy Offset Act
CDSOA provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $14.4 million, $0.9 million and $8.7 million in 2011, 2010 and 2009, respectively. CDSOA remittances have related to certain candles being imported from the People’s Republic of China.
Legislation was enacted in February 2006 to repeal the applicability of CDSOA to duties collected on products imported after September 2007. Accordingly, we may receive some level of annual distributions for an undetermined period of years in the future as the monies collected that relate to entries filed prior to October 2007 are administratively finalized by U.S. Customs. Without further legislative action, we expect these distributions will eventually cease.
In addition to this legislative development, cases have been brought in U.S. courts challenging CDSOA. In two separate cases, the U.S. Court of International Trade (“CIT”) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The U.S. Court of Appeals for the Federal Circuit reversed both CIT decisions and the U.S. Supreme Court did not hear either case. This effectively ended the constitutional challenges brought in these cases, but other cases challenging CDSOA remain active.

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
Interest Income and Other — Net
Interest income and other was income of approximately $0.1 million, income of less than $0.1 million and expense of approximately $0.1 million in 2011, 2010 and 2009, respectively.
Income Before Income Taxes
As affected by the factors discussed above, our income before income taxes for 2011 of approximately $161.5 million decreased 8% from the 2010 total of $175.1 million. The 2009 total income before income taxes was approximately $137.0 million. Our effective tax rate was 34.1%, 34.4% and 35.0% in 2011, 2010 and 2009, respectively. The 2011 rate was primarily impacted by the domestic manufacturing deduction, for which there was a rate increase in the current year. As compared to 2009, the lower rate in 2010 reflected, in part, a favorable resolution of certain previously-reserved state and local tax matters in 2010, as further discussed in Note 5 to the consolidated financial statements.
Net Income
Net income for 2011 of approximately $106.4 million decreased from 2010 net income of $115.0 million. Net income was approximately $89.1 million in 2009. Diluted net income per share totaled approximately $3.84 in 2011, a 6% decrease from the prior-year total of $4.07. The latter amount was 28% higher than 2009 diluted earnings per share of $3.17. Income per share in each of the last three years has been beneficially affected by share repurchases, which have totaled approximately $64.4 million over the three-year period ended June 30, 2011.
SEGMENT REVIEW — SPECIALTY FOODS
During 2011, net sales of the Specialty Foods segment set a new record level, surpassing the previous record set in 2009, while operating income of approximately $155.2 million decreased 12% from the 2010 level of $176.2 million. Increasing material and freight costs, as well as a less favorable sales mix, contributed to the lower level of operating income. Net sales during 2011 totaled approximately $922.9 million, an increase from the prior-year total of $893.3 million. Sales for 2010 decreased 2% from the 2009 total of approximately $909.9 million. The percentage of retail customer sales within the segment was approximately 52% during 2011, as compared to 53% in 2010 and 51% in 2009.
In 2011, net sales of the Specialty Foods segment increased by approximately 3%. Contribution from higher pricing was approximately 1% of net sales. The segment’s foodservice net sales rose approximately 9% on increased volumes, particularly from new programs with existing large chain restaurants, and higher pricing. Retail net sales declined approximately 1% as influenced by the prior year rationalization of some product lines associated with the mid-year 2010 closing of one of our dressing facilities. Also, sales of produce dips declined, reflecting a weaker category and the loss of placement for certain products at one of our customers. Mitigating these declines were higher retail sales of frozen rolls and the success of several recently-introduced products. The decline in net sales of the Specialty Foods segment in 2010 reflected generally flat volumes and lower pricing to customers in foodservice channels. Higher sales to retail channel customers were more than offset by lower foodservice sales. Foodservice sales declined by approximately 7% for the year ended June 30, 2010, with contributing factors including weaker chain restaurant demand and downward pricing adjustments in certain of our customer supply arrangements that occurred as a result of lower key ingredient costs. Net sales to retail channel customers increased 3% in 2010 on volume growth from several product lines, as partially offset by the exiting of less profitable dressing lines with the closing of our Wilson, New York operation.
Operating income of the Specialty Foods segment in 2011 totaled approximately $155.2 million, a 12% decrease from the 2010 record level of $176.2 million. The 2010 level was 21% higher than the 2009 level of $145.8 million. The 2011 decrease reflected broadly higher ingredient and freight costs, a less favorable sales mix and increased marketing costs. We estimate that higher material costs adversely affected the segment’s comparative results by approximately 3% of net sales. The 2010 increase reflected lower commodity costs, a stronger retail sales mix and operating efficiency improvements. We estimate that the favorable year-over-year impact of commodity costs approximated 5% of 2010 net sales.
SEGMENT REVIEW — GLASSWARE AND CANDLES
Glassware and Candles segment net sales totaled approximately $167.1 million during 2011, as compared to $163.4 million in 2010 and $141.6 million in 2009. The 2011 increase reflected higher candle sales volumes, mainly product placement into new accounts that began in the fourth quarter of 2010. In 2010, the increase in net sales reflected higher unit volume on improved consumer demand for high-quality, value-priced candles and the introduction, expanded product placement and the success of various new products.
The segment recorded operating income of approximately $3.8 million in 2011 and $9.4 million in 2010 compared to an operating loss of $5.7 million during 2009. Despite the benefits of achieving higher sales volumes in 2011, operating results were adversely affected by higher wax costs and, to a lesser extent, lower production volumes. We estimate that higher wax costs in the Glassware and Candles segment adversely affected the segment’s comparative results in 2011 by approximately 5% of net sales. Operating results of the Glassware and Candles segment improved in 2010 due to lower material costs, especially for paraffin wax, and higher sales and production levels. We estimate the favorable year-over-year impact of wax costs for the year ended June 30, 2010 approximated 4% of the segment’s net sales.
CORPORATE EXPENSES
The 2011 corporate expenses totaled approximately $12.0 million as compared to $11.4 million in 2010 and $10.5 million in 2009. The higher level of corporate expenses for 2011 and 2010 related to costs associated with our idle real estate holdings while the increase in expenses in 2011 from 2010 related to increased professional fees and personnel related costs.
FINANCIAL CONDITION
Liquidity and Capital Resources
In order to ensure that our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and share repurchases, we will need to maintain sufficient flexibility in our future capital structure. Our balance sheet retained fundamental financial strength during 2011, and we ended the year with approximately $132.3 million in cash and equivalents, along with shareholders’ equity of nearly $518 million and no debt.
Under our unsecured revolving credit facility, we may borrow up to a maximum of $160 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at June 30, 2011. The facility expires in October 2012, and all outstanding amounts are then due and payable. At June 30, 2011, we had approximately $6.6 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility.
The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2011, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At June 30, 2011, we were not aware of any event that would constitute a default under the facility.

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
For additional information regarding our credit facility, see Note 4 to the consolidated financial statements.
Cash Flows

	Year Ended
	June 30			Change
(Dollars in thousands)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009

Provided by Operating Activities	$147,454	$107,691	$133,164	$39,763	37%	$(25,473)	(19)%
Used in Investing Activities	$(35,758)	$(14,100)	$(10,974)	$(21,658)	(154)%	$(3,126)	(28)%
Used in Financing Activities	$(80,320)	$(31,185)	$(103,123)	$(49,135)	(158)%	$71,938	70%
Our cash flows for the years 2009 through 2011 are presented in the Consolidated Statements of Cash Flows. Cash flow generated from operations remains the primary source of financing for our internal growth. Cash provided by operating activities in 2011 totaled approximately $147.5 million, an increase of 37% as compared with the prior-year total of $107.7 million, which decreased from the 2009 total of $133.2 million. The 2011 increase in cash provided by operating activities reflected favorable changes in working capital, especially within accounts receivable, inventory and other current assets, as partially offset by the decrease in net income. The 2010 decrease resulted from comparatively unfavorable changes in working capital components, especially inventory, prepaid Federal income taxes and receivables, as partially offset by a higher level of net income and comparatively favorable changes in accounts payable and accrued liabilities. Most notably, consolidated inventories increased approximately $19 million during 2010 primarily as a result of anticipating larger seasonal sales of candles and frozen breads in 2011. Conversely, despite broadly higher material costs, such inventories declined approximately $10 million in 2011 due to a reduced need for building seasonal inventories.
Cash used in investing activities totaled approximately $35.8 million in 2011, $14.1 million in 2010 and $11.0 million for 2009. The 2011 increase in cash used in investing activities reflected a higher level of capital expenditures in 2011 due to the expansion of our frozen yeast roll facility in Kentucky. The 2010 increase in cash used in investing activities reflected lower proceeds from the sale of property and an increase in capital expenditures in 2010. Capital expenditures totaled approximately $35.3 million in 2011, compared to $12.8 million in 2010 and $11.3 million in 2009. Capital spending allocations during 2011 by segment approximated 97% for Specialty Foods and 3% for Glassware and Candles. Based on our current plans and expectations, we believe that our total capital expenditures for 2012 will be approximately $25 million.
Financing activities used net cash totaling approximately $80.3 million, $31.2 million and $103.1 million in 2011, 2010 and 2009, respectively. The 2011 increase in cash used in financing activities reflected a higher level of share repurchases, lower proceeds from the exercise of stock awards and a lower cash overdraft balance. The 2010 decrease in cash used in financing activities was due primarily to a decrease in treasury share repurchases, the net change in borrowing activity and an increase in the cash overdraft balance. The total payment for cash dividends for the year ended June 30, 2011 was approximately $35.7 million. The dividend payout rate for 2011 was $1.29 per share as compared to $1.185 per share during 2010, and $1.135 per share in 2009. This past fiscal year marked the 48th consecutive year in which our dividend rate was increased. Cash utilized for share repurchases totaled approximately $43.1 million, $4.4 million and $16.9 million in 2011, 2010 and 2009, respectively. Our Board approved a share repurchase authorization of 2,000,000 shares in November 2010. Approximately 1,618,000 shares from this authorization remained authorized for future purchase at June 30, 2011.
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
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of June 30, 2011 and future minimum lease payments for the use of property and equipment under operating lease agreements.
The following table summarizes our contractual obligations as of June 30, 2011 (dollars in thousands):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations (1)	$11,211	$3,680	$5,482	$2,049	$—
Purchase Obligations (2)	91,750	90,451	1,299	—	—
Other Noncurrent Liabilities (as reflected on Consolidated Balance Sheet) (3)	2,227	—	2,227	—	—

Total	$105,188	$94,131	$9,008	$2,049	$—

(1)	Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 10 to the consolidated financial statements for further information.

(2)	Purchase obligations represent purchase orders and longer-term purchase arrangements related to the procurement of raw materials, supplies, and property, plant and equipment.

(3)
This amount does not include approximately $11.4 million of other noncurrent liabilities recorded on the balance sheet, which consist of the underfunded pension liability, other post employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation. These items are excluded, as it is not certain when these liabilities will become due. See Notes 5, 7, 8 and 9 to the consolidated financial statements for further information.

IMPACT OF INFLATION
In recent years, we have been exposed to significant fluctuations in certain manufacturing input costs, including materials such as food commodities and paraffin wax. In 2011, we experienced comparatively higher ingredient costs (including for soybean oil, dairy products, sugar, eggs and paraffin wax). We estimate that higher material costs adversely affected our results by approximately 3% of net sales. We also experienced higher distribution costs, which were, in part, influenced by higher diesel costs. For 2010, our overall manufacturing costs reflected favorable improvement over prior years, with the year-over-year contribution derived from lower materials costs approximating 5% of net sales. These lower costs occurred primarily in the first half of 2010, with our cost comparisons becoming progressively less favorable as the year progressed. As noted above, some of this benefit was offset by contractual adjustments existing within certain foodservice pricing arrangements. Entering 2012, we expect higher material and freight costs to persist.

Over the course of 2011 and 2009, we were generally able to adjust various selling prices of food products to offset the effects of increased raw-material costs. However, these adjustments generally lagged the increase in our costs, having a net negative impact on our 2011 operating margins and a net positive impact in 2009. Our 2012 operating results will also be impacted by our ability to offset any higher input costs through pricing adjustments with our customers. We do expect to realize higher pricing in 2012, but we believe that the related income may ultimately be less than the total increase from higher material and freight costs.
We also attempt to minimize the exposure to increased costs through our ongoing efforts to achieve greater manufacturing and distribution efficiencies through the improvement of work processes.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
This MD&A discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to accounts receivable, inventories, marketing and distribution costs, asset impairments and self-insurance reserves. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have typically not had a significant impact on our consolidated financial statements. While a summary of our significant accounting policies can be found in Note 1 to the consolidated financial statements, we believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Accounting for Pension Plans and Other Postretirement Benefit Plans
To determine our ultimate obligation under our defined benefit pension plans and our other postretirement benefit plans, we must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. To record the related net assets and obligation of such benefit plans, we use assumptions related to inflation, investment returns, mortality, employee turnover, medical costs and discount rates. To determine the discount rate, we, along with our third-party actuaries, considered several factors, including the June 30, 2011 rates of various bond indices, such as the Moody’s Aa long-term bond index, yield curve analysis results from our actuaries based on expected cash flows of our plans, and the past history of discount rates used for the plan valuation. We, along with our third-party actuaries, review all of these assumptions on an ongoing basis to ensure that the most reasonable information available is being considered. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements. We recognize the overfunded or underfunded status of our defined benefit plans as an asset or liability in our Consolidated Balance Sheet. Any changes in that funded status caused by subsequent plan revaluations are recognized through comprehensive income. We may also experience future plan settlements or curtailments having unanticipated effects on operating results.
RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 11-05”). This ASU amends current comprehensive income guidance to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 11-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

RECENTLY ADOPTED ACCOUNTING STANDARDS
Effective July 1, 2009, we adopted the provisions of a FASB FSP on the FASB’s EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which is now part of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. The restricted stock we previously granted to employees was deemed to meet the definition of a participating security as the employees receive nonforfeitable dividends before the stock becomes vested. Our adoption of this FSP required that we retrospectively restate EPS and diluted weighted average common shares outstanding for all periods presented. This resulted in a $.01 reduction in basic and diluted net income per common share for 2009. See further discussion in Note 1 to the consolidated financial statements.
In 2010, we adopted FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which is now part of ASC Topic 715, “Compensation-Retirement Benefits.” FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP expands the disclosure for retirement benefits by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required for fair value measurements. See further discussion in Note 7 to the consolidated financial statements.
Forward-Looking Statements
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “plan,” “expect,” “hope” or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including, without limitation, the specific influences outlined below. Management believes these forward-looking statements to be reasonable; however, you should not place undue reliance on such statements that are based on current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update such forward-looking statements, except as required by law.
Items which could impact these forward-looking statements include, but are not limited to:
•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the continued solvency of key customers;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the reaction of customers or consumers to the effect of price increases we may implement;
•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;
•	changes in market trends;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	efficiencies in plant operations, including the ability to optimize overhead utilization in candle operations;

•	the overall strength of the economy;

•	changes in financial markets;

•	slower than anticipated sales growth;

•	the extent of operational efficiencies achieved;

•	price and product competition;

•	the uncertainty regarding the effect or outcome of any decision to explore further strategic alternatives among our nonfood operations;

•	fluctuations in the cost and availability of raw materials;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	maintenance of competitive position with respect to other manufacturers, including import sources of production;

•	dependence on key personnel;

•	stability of labor relations;

•	dependence on contract copackers and limited or exclusive sources for certain goods;

•	effect of governmental regulations, including environmental matters;

•	legislation and litigation affecting the future administration of the Continued Dumping and Subsidy Offset Act of 2000;

•	access to any required financing;

•	changes in income tax laws;

•	unknown costs relating to the holding or disposition of idle real estate;

•	changes in estimates in critical accounting judgments;

•	the outcome of any litigation or arbitration; and

•	innumerable other factors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We have exposure to market risks primarily from changes in interest rates and ingredient prices. We have not had exposure to market risk associated with derivative financial instruments or derivative commodity instruments.
INTEREST RATE RISK
We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Rates under our credit facility are set at the time of each borrowing and are based on predetermined formulas connected to certain benchmark rates. Increases in these rates could have an adverse impact on our earnings and cash flows. At the end of 2011, we had no borrowings outstanding under our credit facility. The nature and amount of our borrowings may vary as a result of business requirements, acquisitions, market conditions and other factors.
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
We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the table of contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Columbus, Ohio
August 29, 2011

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30
(Amounts in thousands, except share data)	2011	2010
ASSETS
Current Assets:
Cash and equivalents	$132,266	$100,890
Receivables (less allowance for doubtful accounts, 2011—$570; 2010—$516)	63,762	67,766
Inventories:
Raw materials	36,785	36,812
Finished goods and work in process	75,100	84,697

Total inventories	111,885	121,509
Deferred income taxes and other current assets	25,283	27,234

Total current assets	333,196	317,399
Property, Plant and Equipment:
Land, buildings and improvements	141,175	129,747
Machinery and equipment	263,449	242,024

Total cost	404,624	371,771
Less accumulated depreciation	219,342	205,674

Property, plant and equipment—net	185,282	166,097
Other Assets:
Goodwill	89,840	89,840
Other intangible assets—net	8,350	9,514
Other noncurrent assets	5,421	3,603

Total	$622,089	$586,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,570	$41,904
Accrued liabilities	33,586	36,049

Total current liabilities	76,156	77,953
Other Noncurrent Liabilities	13,646	19,138
Deferred Income Taxes	14,748	4,454
Shareholders’ Equity:
Preferred stock—authorized 3,050,000 shares; outstanding—none
Common stock—authorized 75,000,000 shares; outstanding, 2011—27,385,781 shares; 2010—28,167,549 shares	97,197	94,885
Retained earnings	1,150,683	1,080,015
Accumulated other comprehensive loss	(7,043)	(9,797)
Common stock in treasury, at cost	(723,298)	(680,195)

Total shareholders’ equity	517,539	484,908

Total	$622,089	$586,453

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30
(Amounts in thousands, except per share data)	2011	2010	2009
Net Sales	$1,089,946	$1,056,608	$1,051,491
Cost of Sales	847,517	786,276	835,999

Gross Margin	242,429	270,332	215,492
Selling, General and Administrative Expenses	95,425	93,821	84,238
Restructuring and Impairment Charges	—	2,312	1,606

Operating Income	147,004	174,199	129,648
Other (Expense) Income:
Interest expense	—	—	(1,217)
Other income—Continued Dumping and Subsidy Offset Act	14,388	893	8,696
Interest income and other—net	114	46	(121)

Income Before Income Taxes	161,506	175,138	137,006
Taxes Based on Income	55,142	60,169	47,920

Net Income	$106,364	$114,969	$89,086

Net Income Per Common Share:
Basic	$3.84	$4.08	$3.17
Diluted	$3.84	$4.07	$3.17
Weighted Average Common Shares Outstanding:
Basic	27,664	28,144	28,033
Diluted	27,689	28,174	28,044
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30
(Amounts in thousands)	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$106,364	$114,969	$89,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,940	20,533	21,870
Deferred income taxes and other noncash changes	10,977	3,415	3,767
Restructuring and impairment charges	—	677	(1,221)
Loss (gain) on sale of property	14	(40)	(861)
Pension plan activity	(1,326)	(289)	(2,316)
Changes in operating assets and liabilities:
Receivables	3,615	(7,421)	(2,287)
Inventories	9,624	(19,166)	17,780
Other current assets	317	(6,755)	13,868
Accounts payable and accrued liabilities	(1,071)	1,768	(6,522)

Net cash provided by operating activities	147,454	107,691	133,164

Cash Flows From Investing Activities:
Payments on property additions	(35,343)	(12,833)	(11,336)
Proceeds from sale of property	19	69	2,000
Other—net	(434)	(1,336)	(1,638)

Net cash used in investing activities	(35,758)	(14,100)	(10,974)

Cash Flows From Financing Activities:
Proceeds from debt	—	—	25,000
Payments on debt	—	—	(80,000)
Purchase of treasury stock	(43,103)	(4,398)	(16,894)
Payment of dividends	(35,696)	(33,430)	(31,854)
Proceeds from the exercise of stock awards, including tax benefits	479	4,643	5,407
(Decrease) increase in cash overdraft balance	(2,000)	2,000	(4,782)

Net cash used in financing activities	(80,320)	(31,185)	(103,123)

Net change in cash and equivalents	31,376	62,406	19,067
Cash and equivalents at beginning of year	100,890	38,484	19,417

Cash and equivalents at end of year	$132,266	$100,890	$38,484

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock			Other		Total
(Amounts in thousands,	Outstanding		Retained	Comprehensive	Treasury	Shareholders’
except per share data)	Shares	Amount	Earnings	Loss	Stock	Equity
Balance, June 30, 2008	28,452	$82,652	$941,244	$(5,775)	$(658,903)	$359,218

Net income			89,086			89,086
Net pension and postretirement benefit losses, net of $1,897 tax effect				(3,310)		(3,310)

Comprehensive Income						85,776

Cash dividends — common stock ($1.135 per share)			(31,854)			(31,854)
Purchase of treasury stock	(496)				(16,894)	(16,894)
Stock-based plans	146	5,347				5,347
Stock-based compensation expense		963				963

Balance, June 30, 2009	28,102	88,962	998,476	(9,085)	(675,797)	402,556

Net income			114,969			114,969
Net pension and postretirement benefit losses, net of $430 tax effect				(712)		(712)

Comprehensive Income						114,257

Cash dividends — common stock ($1.185 per share)			(33,430)			(33,430)
Purchase of treasury stock	(80)				(4,398)	(4,398)
Stock-based plans	146	4,274				4,274
Stock-based compensation expense		1,649				1,649

Balance, June 30, 2010	28,168	94,885	1,080,015	(9,797)	(680,195)	484,908

Net income			106,364			106,364
Net pension and postretirement benefit gains, net of $1,776 tax effect				2,754		2,754

Comprehensive Income						109,118

Cash dividends — common stock ($1.29 per share)			(35,696)			(35,696)
Purchase of treasury stock	(810)				(43,103)	(43,103)
Stock-based plans	28	(4)				(4)
Stock-based compensation expense		2,316				2,316

Balance, June 30, 2011	27,386	$97,197	$1,150,683	$(7,043)	$(723,298)	$517,539

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
Cash and Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amounts of our cash and equivalents approximate fair value due to their short maturities. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are included in other accrued liabilities. These June 30 balances were as follows:

	2011	2010

Negative book cash balances reclassed to other accrued liabilities	$—	$2,000
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
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. By policy, we limit the amount of credit exposure to any one institution or issuer. Our concentration of credit risk with respect to trade accounts receivable is mitigated by our credit evaluation process and by having a large and diverse customer base. However, see Note 13 with respect to our accounts receivable with Wal-Mart Stores, Inc.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Inventories
Inventories are valued at the lower of cost or market and are costed by various methods that approximate actual cost on a first-in, first-out basis. It is not practicable to segregate work in process from finished goods inventories. We estimate that work in process inventories as a percentage of the combined total of finished goods and work in process inventories at June 30 are as follows:

	2011	2010

Work in process as a percentage of the combined total of finished goods and work in process	4%	3%
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Purchases of property, plant and equipment included in accounts payable and excluded from the property additions and the change in accounts payable in the Consolidated Statement of Cash Flows at June 30 are as follows:

	2011	2010	2009

Construction in progress in accounts payable	$45	$90	$88
We use the straight-line method of computing depreciation for financial reporting purposes based on the estimated useful lives of the corresponding assets. Estimated useful lives for buildings and improvements range generally from two to 45 years while machinery and equipment range generally from two to 20 years. For tax purposes, we generally compute depreciation using accelerated methods.
The following table sets forth depreciation expense in each of the years ending June 30:

	2011	2010	2009

Depreciation expense	$15,961	$17,049	$18,141
Held for Sale
As a result of various prior-years restructuring and divestiture activities, we have certain “held for sale” properties with a total net book value of approximately $2.8 million at June 30, 2011. This balance is included in Other Noncurrent Assets on the Consolidated Balance Sheet. In accordance with GAAP for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.
Long-Lived Assets
We monitor the recoverability of the carrying value of our long-lived assets by periodically considering whether indicators of impairment are present. If such indicators are present, we determine if the assets are recoverable by comparing the sum of the undiscounted future cash flows to the assets’ carrying amount. Our cash flows are based on historical results adjusted to reflect our best estimate of future market and operating conditions. If the carrying amounts are greater, then the assets are not recoverable. In that instance, we compare the carrying amounts to the fair value to determine the amount of the impairment to be recorded. See Note 12 for discussion of recent asset impairments.
Goodwill and Intangible Assets
As of July 1, 2002, goodwill is no longer being amortized. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized on a straight-line basis over their useful lives to general and administrative expense. As of April 30, 2011 and 2010, as appropriate, we completed our goodwill impairment testing, and have determined that our estimated fair value was substantially in excess of the related carrying value. We periodically evaluate the future economic benefit of the recorded goodwill and intangible assets when events or circumstances indicate potential recoverability concerns. Carrying amounts

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
are adjusted appropriately when determined to have been impaired. See further discussion regarding year-end balances and disclosure in Note 2.
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
Shareholders’ Equity
We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock without par value and 1,150,000 shares of Class C Nonvoting Preferred Stock without par value. Our Board approved a share repurchase authorization of 2,000,000 shares in November 2010. Approximately 1,618,000 shares remained authorized for future purchase at June 30, 2011.
Revenue Recognition
We recognize revenue upon transfer of title and risk of loss, provided that evidence of an arrangement exists, pricing is fixed or determinable, and collectability is probable. Net sales are recorded net of estimated sales discounts, returns and certain sales incentives, including coupons and rebates.
Advertising Expense
We expense advertising as it is incurred. The following table summarizes advertising expense as a percentage of net sales in each of the years ending June 30:

	2011	2010	2009

Advertising expense as a percentage of sales	2%	2%	1%
Shipping and Handling
Shipping and handling fees billed to customers are recorded as sales, while our shipping and handling costs are included in cost of sales.
Stock-Based Employee Compensation Plans
We account for our stock-based employee compensation plans in accordance with GAAP for stock-based compensation, which requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. See further discussion and disclosure in Note 6.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Other Income
During 2011, we received approximately $14.4 million from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) compared to $0.9 million received in 2010 and $8.7 million received in 2009. We recognize CDSOA-related income upon receiving notice from the U.S. Department of Homeland Security regarding its intent to remit a specific amount to us. These amounts are recorded as other income in the accompanying consolidated financial statements. See further discussion in Note 11.
Income Taxes
Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in numerous domestic jurisdictions.
Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets will be realized and thus we have not recorded any valuation allowance for the years ended June 30, 2011 or 2010.
In accordance with accounting literature related to uncertainty in income taxes, tax benefits from uncertain tax positions that are recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flow or financial position. See further discussions in Note 5.
Earnings Per Share
Earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock and common stock equivalents (stock options, restricted stock and stock-settled stock appreciation rights) outstanding during each period. Effective July 1, 2009, we adopted the provisions of a Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which is now part of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing EPS under the two-class method. The restricted stock we previously granted to employees was deemed to meet the definition of a participating security as the employees receive nonforfeitable dividends before the stock becomes vested. Our adoption of this FSP required that we retrospectively restate EPS and diluted weighted average common shares outstanding for all periods presented. This resulted in a $.01 reduction in basic and diluted net income per common share for 2009.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Basic and diluted net income per common share were calculated as follows:

	2011	2010	2009
Net income	$106,364	$114,969	$89,086
Net income available to participating securities	(146)	(198)	(87)

Net income available to common shareholders	$106,218	$114,771	$88,999

Weighted average common shares outstanding:
Basic	27,664	28,144	28,033
Incremental share effect from:
Stock options	—	3	3
Restricted stock	5	6	6
Stock-settled stock appreciation rights	20	21	2

Diluted	27,689	28,174	28,044

Net income per common share:
Basic	$3.84	$4.08	$3.17
Diluted	$3.84	$4.07	$3.17
Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets — net income and other comprehensive income (loss). Included in other comprehensive income (loss) are pension and postretirement benefits adjustments.
Recently Issued Accounting Standards
In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 11-05”). This ASU amends current comprehensive income guidance to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 11-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 2 — Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at June 30, 2011 and 2010.
The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment, at June 30:

	2011	2010
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(186)	(177)

Net Carrying Value	$184	$193

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(4,991)	(4,054)

Net Carrying Value	$8,029	$8,966

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(1,403)	(1,185)

Net Carrying Value	$137	$355

Total Net Carrying Value	$8,350	$9,514

Amortization expense relating to these assets in each of the years ending June 30 was as follows:

	2011	2010	2009

Amortization expense	$1,164	$1,164	$1,164
Total annual amortization expense for each of the next five years is estimated to be as follows:

2012	$1,083
2013	$946
2014	$946
2015	$946
2016	$775
Note 3 — Accrued Liabilities
Accrued liabilities at June 30 are composed of:

	2011	2010
Accrued compensation and employee benefits	$23,623	$24,671
Accrued marketing and distribution	5,547	6,471
Income and other taxes	1,490	1,269
Book cash overdrafts	—	2,000
Other	2,926	1,638

Total accrued liabilities	$33,586	$36,049

Note 4 — Long-Term Debt
At June 30, 2011 and 2010, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires in October 2012, and all outstanding amounts are then due and payable. At June 30, 2011 and 2010, we had no borrowings outstanding under this facility. Loans may be used for general corporate purposes. At June 30,

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
2011, we had approximately $6.6 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility.
Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we classify the outstanding balance as long-term debt. We paid no interest in 2011 and 2010.
The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions. There are two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT (as defined more specifically in the credit agreement) by Consolidated Interest Expense (as defined more specifically in the credit agreement), and the leverage ratio is calculated by dividing Consolidated Debt (as defined more specifically in the credit agreement) by Consolidated EBITDA (as defined more specifically in the credit agreement). At June 30, 2011 and 2010, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At June 30, 2011, we were not aware of any event that would constitute a default under the facility.
Note 5 — Income Taxes
We and our domestic subsidiaries file a consolidated Federal income tax return. Taxes based on income for the years ended June 30 have been provided as follows:

	2011	2010	2009
Currently payable:
Federal	$43,140	$55,422	$40,019
State and local	4,542	3,933	3,858

Total current provision	47,682	59,355	43,877
Deferred Federal, state and local provision	7,460	814	4,043

Total taxes based on income	$55,142	$60,169	$47,920

Certain tax benefits recorded directly to common stock for each of the years ending June 30 were as follows:

	2011	2010	2009
Tax benefits recorded directly to common stock	$479	$674	$213
For the years ended June 30, our effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes	1.9%	1.5%	2.1%
ESOP dividend deduction	(0.2)%	(0.1)%	(0.2)%
Domestic manufacturing deduction	(2.5)%	(1.9)%	(1.8)%
Other	(0.1)%	(0.1)%	(0.1)%

Effective rate	34.1%	34.4%	35.0%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 are comprised of:

	2011	2010
Deferred tax assets:
Inventories	$4,101	$3,499
Employee medical and other benefits	9,459	10,892
Receivable and other allowances	4,423	4,625
Other accrued liabilities	3,437	3,591

Total deferred tax assets	21,420	22,607

Total deferred tax liabilities—property and other	(20,429)	(12,380)

Net deferred tax asset	$991	$10,227

Net current deferred tax assets and prepaid Federal, state and local income taxes were included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. The related balances at June 30 are as follows:

	2011	2010
Net current deferred tax assets	$15,739	$14,681
Prepaid Federal, state and local income taxes	$8,140	$7,863
Cash payments for income taxes for each of the years ending June 30 were as follows:

	2011	2010	2009
Cash payments for income taxes	$47,598	$66,236	$30,415
The gross tax contingency reserve at June 30, 2011 was approximately $1.8 million. The unrecognized tax benefits recorded as the gross tax contingency reserve noted in the following table for June 30, 2011 and 2010 would affect our effective tax rate, if recognized.
The following table sets forth changes in our total gross tax contingency reserve (including interest and penalties):

	2011	2010
Balance, beginning of year	$1,921	$2,932
Tax positions related to current year:
Additions	18	15
Reductions	—	—
Tax positions related to prior years:
Additions	455	640
Reductions	(599)	(32)
Decreases due to settlements with taxing authorities	—	(1,634)

Balance, end of year	$1,795	$1,921

We have classified approximately $0.1 million of the gross tax contingency reserve at June 30, 2011 as current liabilities as these amounts are expected to be resolved within the next 12 months. The remaining liability of approximately $1.7 million is included in long-term liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations.
During 2010, we executed several state tax voluntary disclosure agreements. The settlement of these liabilities resulted in pre-tax income of approximately $0.9 million, which impacted our effective tax rate for 2010 by approximately 0.4%.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
We recognize interest and penalties related to these tax liabilities in income tax expense. For each of the years ended June 30, we recognized the change in the accrual for net tax-related interest and penalties as follows:

	2011	2010
Expense (benefit) recognized for the net tax-related interest and penalties	$96	$(445)
We had accrued interest and penalties at June 30 as follows:

	2011	2010
Accrued interest and penalties included in the gross tax contingency reserve	$802	$706
We file income tax returns in the U.S. and various state and local jurisdictions. With limited exceptions, we are no longer subject to examination of U.S. Federal or state and local income taxes for years prior to 2008.
The American Jobs Creation Act provided a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. The deduction percentage for 2011 was 9%. In accordance with FASB guidance, this deduction is treated as a special deduction, as opposed to a tax rate reduction.
Note 6 — Stock-Based Compensation
As approved by our shareholders in November 1995, the terms of the 1995 Key Employee Stock Option Plan (the “1995 Plan”) reserved 3,000,000 common shares for issuance to qualified key employees. All options granted under the 1995 Plan were exercisable at prices not less than fair market value as of the date of grant. In general, options granted under the 1995 Plan vested immediately and had a maximum term of five years. The 1995 Plan expired in August 2005, but there were options issued under this plan that were exercisable through February 2010. There were no options outstanding under this plan at June 30, 2011.
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
Stock Options
Until 2008, we used stock options as the primary vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculated the fair value of option grants using the Black-Scholes option-pricing model. There were no grants of stock options in 2011, 2010, or 2009. Total compensation cost related to stock options was zero in 2011, 2010 and 2009.
There were no stock option exercises in 2011. During the year ended June 30, 2010, we received approximately $4.0 million in cash from the exercise of stock options. The aggregate intrinsic value of these options was approximately $0.9 million. A related tax benefit of approximately $0.3 million was recorded in 2010. This tax benefit was included in the financing section of the Consolidated Statements of Cash Flows and resulted from incentive stock option disqualifying dispositions and exercises of non-qualified options. The benefits included approximately $44,000 of gross windfall tax benefits for the year ended June 30, 2010.
Stock-Settled Stock Appreciation Rights
Since 2008, we have used periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculate the fair value of SSSARs grants using the Black-Scholes option-pricing model. Our policy is to issue shares upon SSSARs exercise from new shares that had been previously authorized.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
In February 2011, 2010 and 2009, we granted SSSARs to various employees under the terms of the 2005 Plan. The following table summarizes information relating to each of these grants:

	2011	2010	2009
SSSARs granted	94	168	78
Weighted average fair value per right	$10.12	$11.81	$6.89
Assumptions used in fair value calculations:
Risk-free interest rate	1.27%	1.67%	1.63%
Dividend yield	2.28%	2.04%	2.86%
Volatility factor of the expected market price of our common stock	28.78%	29.97%	28.13%
Weighted average expected life in years	3.11	3.50	3.50
For each of these grants, the volatility factor was estimated based on actual historical volatility of our stock for a time period equal to the term of the SSSARs. For the 2011 SSSARs grant, the expected average life was determined based on historical exercise experience for this type of grant. For the 2010 and 2009 SSSARs grants, the expected average life was calculated using the simplified method as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin 110, as we did not yet have sufficient historical exercise experience for this type of grant. The SSSARs from each of these grants vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for each of these grants.
We recognize compensation expense over the requisite service period. Compensation cost was reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification and was allocated to each segment appropriately. We recorded tax benefits and gross windfall tax benefits related to SSSARs. These windfall tax benefits were included in the financing section of the Consolidated Statements of Cash Flows. The following table summarizes SSSARs compensation expense and tax benefits recorded for each of the years ending June 30:

	2011	2010	2009
Compensation expense	$1,120	$684	$353
Tax benefits	$392	$240	$124
Intrinsic value of exercises	$922	$926	$19
Gross windfall tax benefits	$334	$324	$7
The total fair values of SSSARs vested for each of the years ended June 30 are as follows:

	2011	2010	2009
Fair value of vested rights	$1,095	$479	$306
The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the year ended June 30, 2011:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Rights	Price	Life in Years	Value
Outstanding at June 30, 2010	309	$49.55
Exercised	(70)	$39.75
Granted	94	$57.78
Forfeited	(9)	$52.33

Outstanding at June 30, 2011	324	$53.98	3.62	$2,214

Exercisable and vested at June 30, 2011	100	$48.88	2.85	$1,186

Vested and expected to vest at June 30, 2011	318	$54.01	3.61	$2,165

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2011:

Outstanding					Exercisable
			Weighted Average
			Remaining
Grant	Exercise	Number	Contractual	Exercise	Number	Weighted Average
Years	Price	Outstanding	Life in Years	Price	Exercisable	Exercise Price
2011	$57.78	94	4.65	$57.78	—	—
2010	$58.79	155	3.66	$58.79	50	$58.79
2009	$39.86	43	2.66	$39.86	18	$39.86
2008	$38.31	32	1.67	$38.31	32	$38.31
At June 30, 2011, there was approximately $2.0 million of unrecognized compensation cost related to SSSARs that we will recognize over a weighted-average period of approximately 2.01 years.
Restricted Stock
Since 2008, we have used periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In February 2011, 2010 and 2009, we granted shares of restricted stock to various employees under the terms of the 2005 Plan. The following table summarizes information relating to each of these grants:

	2011	2010	2009
Restricted stock granted	7	25	6
Grant date fair value	$390	$1,470	$231
Closing stock price on grant date	$57.78	$58.79	$39.86
The restricted stock under each of these grants vests on the third anniversary of the grant date. We are assuming a forfeiture rate of four percent for each of these grants. Under the terms of the grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status. An additional 21,500 shares of restricted stock that were granted to various key employees in February 2008 vested in 2011.
In November 2010, we granted a total of 8,155 shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan. The restricted stock had a grant date fair value of approximately $0.4 million based on a per share closing stock price of $51.52. This restricted stock vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period are held in escrow and will be paid to the directors at the time the stock vests. An additional 8,435, 14,000 and 3,000 shares of restricted stock that were granted to our nonemployee directors in November 2009, 2008 and 2007, respectively, vested during the second quarter of 2011, 2010 and 2009, respectively, and the directors were paid the related dividends that had been held in escrow.
We recognize compensation expense over the requisite service period. Compensation cost was reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification and was allocated to each segment appropriately. We recorded tax benefits and gross windfall tax benefits related to restricted stock. These windfall tax benefits were included in the financing section of the Consolidated Statements of Cash Flows. The following table summarizes restricted stock compensation expense and tax benefits recorded for each of the years ending June 30:

	2011	2010	2009
Compensation expense	$1,177	$948	$612
Tax benefits	$412	$332	$214
Gross windfall tax benefits	$145	$43	$—

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The total fair values of restricted stock vested for each of the years ended June 30 are as follows:

	2011	2010	2009
Fair value of vested shares	$1,258	$423	$114
The following table summarizes the activity related to restricted stock granted under the 2005 Plan for the year ended June 30, 2011:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Unvested restricted stock at beginning of period	61	$48.43
Granted	15	$54.35
Vested	(30)	$41.83
Forfeited	(2)	$50.75

Unvested restricted stock at end of period	44	$54.86

At June 30, 2011, there was approximately $1.3 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 1.72 years.
Note 7 — Pension Benefits
Defined Benefit Pension Plans
We and certain of our operating subsidiaries have sponsored multiple defined benefit pension plans covering union workers at certain locations. As a result of restructuring activities in recent years, at June 30, 2011 there were no active employees continuing to accrue service cost or otherwise eligible to receive plan benefits. Benefits being paid under the plans are primarily based on negotiated rates and years of service. We contribute to these plans at least the minimum amount required by regulation or contract.
At the end of the year, we discount our plan liabilities using an assumed discount rate. In estimating this rate, we, along with our third-party actuaries, review bond indices, consider yield curve analysis results and the past history of discount rates.
The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2011	2010
Weighted-average assumption as of June 30
Discount rate	5.29%	5.21%
The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2011	2010	2009
Discount rate	5.21%	6.34%	6.65%
Expected long-term return on plan assets	7.00%	8.00%	8.00%
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The target and actual asset allocations for our plans at June 30 by asset category are as follows:

	Target
	Percentage
	of Plan	Actual
	Assets	Percentage
	at June 30	of Plan Assets
	2011	2011	2010
Cash and equivalents	0-10%	1%	2%
Equity securities	30-70%	50%	54%
Fixed income	30-70%	49%	44%

Total		100%	100%

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
There were no plan asset investments in shares of our common stock at June 30, 2011 and 2010.
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
         Level 3 — Unobservable inputs that are not corroborated by market data.
The following table summarizes the fair values and levels, within the fair value hierarchy, for our plan assets at June 30, 2011 and 2010:

	June 30, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$264	$—	$—	$264
Money market funds	97	—	—	97
U.S. government obligations	—	3,825	—	3,825
Corporate obligations	—	1,918	—	1,918
Mortgage obligations	—	2,562	—	2,562
Mutual funds fixed income	9,088	—	—	9,088
Mutual funds equity	17,592	—	—	17,592

Total	$27,041	$8,305	$—	$35,346

	June 30, 2010
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$523	$—	$—	$523
Money market funds	174	—	—	174
U.S. government obligations	—	3,836	—	3,836
Corporate obligations	—	1,812	—	1,812
Mortgage obligations	—	2,262	—	2,262
Mutual funds fixed income	5,048	—	—	5,048
Mutual funds equity	16,388	—	—	16,388

Total	$22,133	$7,910	$—	$30,043

The plan assets classified at Level 1 include money market funds, common stock and mutual funds. Quoted market prices in active markets for identical assets are available for investments in this category.

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
Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$38,464	$34,484
Service cost	—	45
Interest cost	1,947	2,118
Actuarial (gain) loss	(481)	4,192
Benefits paid	(2,291)	(2,375)

Benefit obligation at end of year	$37,639	$38,464

Change in plan assets
Fair value of plan assets at beginning of year	$30,043	$27,738
Actual return on plan assets	5,802	3,878
Employer contributions	1,792	802
Benefits paid	(2,291)	(2,375)

Fair value of plan assets at end of year	$35,346	$30,043

Reconciliation of funded status
Net accrued benefit cost	$(2,293)	$(8,421)

Amounts recognized in the consolidated balance sheets consist of
Prepaid benefit cost (noncurrent assets)	$117	$—
Accrued benefit liability (noncurrent liabilities)	(2,410)	(8,421)

Net amount recognized	$(2,293)	$(8,421)

Accumulated benefit obligation	$37,639	$38,464

The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2011	2010
Benefit obligations	$33,990	$38,464
Fair value of plan assets at end of year	$31,580	$30,043
Amounts recognized in accumulated other comprehensive loss at June 30 are as follows:

	2011	2010
Net actuarial loss	$11,945	$16,747
Net transition asset	(2)	(3)
Income taxes	(4,413)	(6,296)

Total	$7,530	$10,448

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

2012
Net actuarial loss	$355
Net transition asset	(1)

Total	$354

The following table summarizes the components of net periodic benefit cost at June 30:

	2011	2010	2009
Components of net periodic benefit cost
Service cost	$—	$45	$117
Interest cost	1,947	2,118	2,170
Expected return on plan assets	(2,027)	(2,150)	(2,263)
Curtailment charges	—	349	331
Amortization of unrecognized net loss	546	496	327
Amortization of prior service cost	—	5	75
Amortization of unrecognized net (asset) obligation existing at transition	(1)	(1)	2

Net periodic benefit cost	$465	$862	$759

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
We have not yet finalized our anticipated funding level for 2012, but, based on initial estimates, we anticipate funding approximately $1.0 million.
Benefit payments estimated for future years are as follows:

2012	$2,193
2013	$2,196
2014	$2,180
2015	$2,166
2016	$2,199
2017 — 2021	$12,337
Note 8 — Postretirement Benefits
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2011	2010
Weighted-average assumption as of June 30
Discount rate	5.29%	5.21%
The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2011	2010	2009
Discount rate	5.21%	6.34%	6.65%
Health care cost trend rate	10.00%	10.00%	10.00%
Relevant information with respect to our postretirement medical and life insurance benefits as of June 30, can be summarized as follows:

	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$2,707	$3,153
Service cost	24	17
Interest cost	137	193
Actuarial loss (gain)	220	(491)
Benefits paid	(207)	(165)

Benefit obligation at end of year	$2,881	$2,707

Change in plan assets
Employer contributions	$207	$165
Benefits paid	(207)	(165)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Accrued benefit cost	$(2,881)	$(2,707)

Amounts recognized in the consolidated balance sheets consist of
Current accrued benefit liability	$(203)	$(169)

Noncurrent accrued benefit liability	$(2,678)	$(2,538)

Accumulated benefit obligation	$(2,881)	$(2,707)

Amounts recognized in accumulated other comprehensive loss at June 30 are as follows:

	2011	2010
Net actuarial gain	$(745)	$(1,011)
Prior service benefit	(28)	(33)
Income taxes	286	393

Total	$(487)	$(651)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

2012
Prior service asset amortization	$(5)
Unrecognized gain amortization	(31)

Total	$(36)

The following table summarizes the components of net periodic benefit cost at June 30:

	2011	2010	2009
Components of net periodic benefit cost
Service cost	$24	$17	$17
Interest cost	137	193	198
Amortization of unrecognized net gain	(46)	(14)	(17)
Amortization of prior service asset	(5)	(5)	(5)

Net periodic benefit cost	$110	$191	$193

We expect to contribute approximately $0.2 million to our postretirement benefit plans in 2012.
Benefit payments estimated for future years are as follows:

2012	$203
2013	$207
2014	$205
2015	$205
2016	$212
2017 — 2021	$1,018
For other postretirement benefit measurement purposes, annual increases in medical costs for 2011 are assumed to total approximately 10% per year and gradually decline to 5% by approximately the year 2016 and remain level thereafter. Annual increases in medical costs for 2010 were assumed to total approximately 10% per year and gradually decline to 5% by approximately the year 2015 and remain level thereafter.
Assumed health care cost rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$9	$(8)
Effect on postretirement benefit obligation as of June 30, 2011	$171	$(149)
Note 9 — Defined Contribution and Other Employee Plans
We sponsored four defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code during 2011. Contributions are determined under various formulas, and we contributed to three of the plans in 2011. Costs related to such plans for each of the years ending June 30 were as follows:

	2011	2010	2009
Costs related to defined contribution plans	$820	$782	$753

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Certain of our subsidiaries also participate in multiemployer plans that provide pension and postretirement health and welfare benefits to the union workers at such locations. The contributions required by our participation in the multiemployer plans for each of the years ending June 30 were as follows:

	2011	2010	2009
Multiemployer plan contributions	$5,075	$4,815	$4,465
We offer a deferred compensation plan for select employees who may elect to defer a certain percentage of annual compensation. We do not match any contributions. Each participant earns interest based upon the prime rate of interest, adjusted semi-annually, on their respective deferred compensation balance. Participants are paid out upon retirement or termination. The following table summarizes our liability for total deferred compensation and accrued interest at June 30:

	2011	2010
Liability for deferred compensation and accrued interest	$2,950	$2,595
Deferred compensation expense for each of the years ending June 30 was as follows:

	2011	2010	2009
Deferred compensation expense	$88	$80	$94
Note 10 — Commitments
We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment, which expire at various dates through fiscal year 2016. Certain of these leases contain renewal options, some provide options to purchase during the lease term and some require contingent rentals based on usage. The future minimum rental commitments due under these leases are summarized as follows:

2012	$3,680
2013	$2,899
2014	$2,583
2015	$1,473
2016	$576
Thereafter	$—
Total rent expense, including short-term cancelable leases, during the years ended June 30 is summarized as follows:

	2011	2010	2009
Operating leases:
Minimum rentals	$4,491	$4,336	$4,388
Contingent rentals	217	456	355
Short-term cancelable leases	1,621	1,253	1,458

Total	$6,329	$6,045	$6,201

Note 11 — Contingencies
In addition to the items discussed below, at June 30, 2011, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
Approximately 20% of our employees are represented under various collective bargaining agreements, which expire at various times through calendar year 2013. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material effect on our business and results of operations.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
CDSOA provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $14.4 million, $0.9 million and $8.7 million in 2011, 2010 and 2009, respectively. CDSOA remittances have related to certain candles being imported from the People’s Republic of China.
Legislation was enacted in February 2006 to repeal the applicability of CDSOA to duties collected on products imported after September 2007. Accordingly, we may receive some level of annual distributions for an undetermined period of years in the future as the monies collected that relate to entries filed prior to October 2007 are administratively finalized by U.S. Customs. Without further legislative action, we expect these distributions will eventually cease.
In addition to this legislative development, cases have been brought in U.S. courts challenging CDSOA. In two separate cases, the U.S. Court of International Trade (“CIT”) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The U.S. Court of Appeals for the Federal Circuit reversed both CIT decisions and the U.S. Supreme Court did not hear either case. This effectively ended the constitutional challenges brought in these cases, but other cases challenging CDSOA remain active.
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
Note 12 — Restructuring and Impairment Charges
Specialty Foods Segment
In 2010, we closed our dressings and sauces manufacturing operation located in Wilson, New York. During 2010, we recorded restructuring charges of approximately $2.3 million ($1.5 million after taxes). This closure was essentially complete at December 31, 2009. We do not expect any other costs or cash expenditures related to this closure.
In 2009, we consolidated our Atlanta, Georgia dressing operation into our other existing food facilities. During 2009, we recorded restructuring and impairment charges of approximately $0.8 million ($0.5 million after taxes). This closure was essentially complete at September 30, 2008, and the disposition of the associated real estate occurred in December 2008. We do not expect any other costs or cash expenditures related to this closure.
Other
In 2007, we closed our industrial glass operation that was located in Lancaster, Ohio. The majority of the total $5.7 million restructuring and impairment charge related to this closure was recorded in 2007, but we did incur approximately $0.8 million ($0.5 million after taxes) during the year ended June 30, 2009. The 2009 charge was recorded in Corporate expenses. We do not currently expect other significant restructuring costs related to this closure.
Note 13 — Business Segments Information
We have evaluated our operations and have determined that the business is separated into two distinct operating and reportable segments: “Specialty Foods” and “Glassware and Candles.”
Specialty Foods—includes the production, marketing and sale of a family of pourable and refrigerated produce salad dressings, croutons, sauces, fruit glazes, refrigerated produce vegetable and fruit dips, chip dips, dry and frozen pasta and egg noodles, caviar, frozen hearth-baked breads, frozen yeast rolls, sweet rolls and biscuits. Salad dressings, sauces, croutons, frozen pasta and egg noodles, frozen bread products and

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
frozen yeast rolls are sold to both retail and foodservice markets. The remaining products of this business segment are primarily directed to retail markets.
Glassware and Candles—includes the production and marketing of candles in a variety of popular sizes, shapes and scents and other home fragrance products, as well as the distribution of various commercial products, including glassware and candles. This segment’s products are sold primarily to retail markets such as mass merchandisers and food and drug stores, but also, to a lesser extent, to commercial markets.
The following table sets forth reportable segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated net sales in each of the years ending June 30:

	2011	2010	2009
Specialty Foods
Non-frozen	$570,547	$547,704	$569,053
Frozen	352,309	345,552	340,844

Total Specialty Foods	$922,856	$893,256	$909,897
Glassware and Candles
Consumer table and giftware	$161,635	$158,327	$134,991
Nonconsumer ware and other	5,455	5,025	6,603

Total Glassware and Candles	$167,090	$163,352	$141,594

Total	$1,089,946	$1,056,608	$1,051,491

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The following sets forth certain additional financial information attributable to our reportable segments for the years ended June 30 and certain items retained at the corporate level:

	2011	2010	2009
Net Sales(1)
Specialty Foods	$922,856	$893,256	$909,897
Glassware and Candles	167,090	163,352	141,594

Total	$1,089,946	$1,056,608	$1,051,491

Operating Income (Loss)(2)
Specialty Foods	$155,218	$176,194	$145,848
Glassware and Candles	3,764	9,445	(5,671)
Corporate Expenses	(11,978)	(11,440)	(10,529)

Total	$147,004	$174,199	$129,648

Identifiable Assets(1)(3)
Specialty Foods	$385,470	$362,844	$349,401
Glassware and Candles	87,452	105,537	93,813
Corporate	149,167	118,072	55,267

Total	$622,089	$586,453	$498,481

Capital Expenditures
Specialty Foods	$34,292	$11,321	$10,680
Glassware and Candles	948	1,340	492
Corporate	103	172	164

Total	$35,343	$12,833	$11,336

Depreciation and Amortization
Specialty Foods	$15,435	$15,832	$15,409
Glassware and Candles	3,427	4,601	6,303
Corporate	78	100	158

Total	$18,940	$20,533	$21,870

(1)	Net sales and long-lived assets are predominantly domestic.

(2)	Operating income represents net sales less operating expenses related to the business segments. All intercompany transactions have been eliminated, and intersegment revenues are not significant.

(3)
Identifiable assets for each segment include those assets used in its operations and intangible assets allocated to purchased businesses. Corporate assets consist principally of cash and equivalents, deferred income taxes and certain real property that is held for sale.

Combined net sales from the two segments attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) for each of the years ending June 30 were as follows:

	2011	2010	2009
Net sales to Wal-Mart	$243,064	$246,759	$205,882
As a percentage of consolidated net sales	22%	23%	20%
Combined accounts receivable for the two segments attributable to Wal-Mart at June 30 as a percentage of consolidated accounts receivable were as follows:

	2011	2010
Accounts receivable due from Wal-Mart as a percentage of consolidated accounts receivable	35%	41%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 14 — Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter(1)	Quarter	Quarter(2)	Year(3)
2011
Net Sales	$265,051	$316,238	$252,623	$256,034	$1,089,946
Gross Margin	$58,071	$78,244	$52,534	$53,580	$242,429
Net Income	$22,767	$34,863	$19,441	$29,293	$106,364
Diluted Net Income per Share	$.81	$1.25	$.71	$1.07	$3.84

	First	Second	Third	Fourth	Fiscal
	Quarter(4)	Quarter(5)	Quarter	Quarter	Year(3)
2010
Net Sales	$254,160	$304,115	$250,328	$248,005	$1,056,608
Gross Margin	$63,707	$84,777	$61,923	$59,925	$270,332
Net Income	$28,405	$39,527	$24,222	$22,815	$114,969
Diluted Net Income per Share	$1.01	$1.40	$.86	$.81	$4.07

(1)	Included in the second quarter earnings is income of approximately $0.6 million, net of taxes, or approximately $.02 per share, related to funds received under CDSOA.

(2)	Included in the fourth quarter earnings is income of approximately $8.9 million, net of taxes, or approximately $.33 per share, related to additional funds received under CDSOA.

(3)	Diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the fiscal year.

(4)
Included in the first quarter earnings is expense of approximately $0.6 million, net of taxes, or approximately $.02 per share, related to the closing of our dressings and sauces manufacturing operation located in Wilson, New York.

(5)
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.
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
We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2011 of the Company and our report dated August 29, 2011, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Columbus, Ohio
August 29, 2011

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our November 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”).
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement.
The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2011 Proxy Statement.
The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2011 Proxy Statement.

Item 11.	Executive Compensation
The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2011 Proxy Statement.
The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2011 and 2010 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2011 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2011 and 2010 and for each of the three years in the period ended June 30, 2011, together with the report thereon of Deloitte & Touche LLP dated August 29, 2011, are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2011 and 2010
Consolidated Statements of Income for the years ended June 30, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended June 30, 2011, 2010 and 2009
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
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
Date: August 29, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John B. Gerlach, Jr. John B. Gerlach, Jr.	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	August 29, 2011

/s/ John L. Boylan John L. Boylan	Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 29, 2011

/s/ James B. Bachmann James B. Bachmann	Director	August 15, 2011

/s/ Neeli Bendapudi Neeli Bendapudi	Director	August 17, 2011

/s/ Kenneth L. Cooke Kenneth L. Cooke	Director	August 15, 2011

/s/ Robert L. Fox Robert L. Fox	Director	August 16, 2011

/s/ Alan F. Harris Alan F. Harris	Director	August 17, 2011

/s/ Edward H. Jennings Edward H. Jennings	Director	August 15, 2011

/s/ Zuheir Sofia Zuheir Sofia	Director	August 17, 2011

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended June 30, 2011

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Description	of Year	Expenses(B)	Deductions(A)(B)	of Year

Reserves deducted from asset to which they apply — Allowance for doubtful accounts (amounts in thousands):
Year ended June 30, 2009	$1,069	$(218)	$(91)	$942

Year ended June 30, 2010	$942	$(51)	$375	$516

Year ended June 30, 2011	$516	$65	$11	$570

Notes:

(A)	Represents uncollectible accounts written-off net of recoveries.

(B)	For 2009, includes recovery of previously written-off bad debt of approximately $0.7 million related to a customer within the Glassware and Candles segment.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-K
JUNE 30, 2011
INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of Lancaster Colony Corporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

3.2		Amended and Restated Regulations of Lancaster Colony Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

4.1		Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (000-04065), filed August 25, 2010).

4.2
Credit Agreement, dated as of October 5, 2007, by and among Lancaster Colony Corporation, the Lenders (as defined therein) and JPMorgan Chase Bank, NA (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (000-04065), filed October 11, 2007).

10.1	(a)	Lancaster Colony Corporation Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (000-04065), filed September 26, 2000).

10.2	(a)
2004 Amendment to Lancaster Colony Corporation Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed January 3, 2005).

10.3	(a)	Lancaster Colony Corporation 2005 Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (000-04065), filed February 25, 2005).

10.4	(a)	Lancaster Colony Corporation Amended and Restated 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed November 19, 2010).

10.5	(a)
Form of Restricted Stock Award Agreement for Directors under the Lancaster Colony Corporation 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2011).

10.6	(a)
Form of Stock Appreciation Rights Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed May 10, 2011).

10.7	(a)
Form of Restricted Stock Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed May 10, 2011).

10.8	(a)
Amended and Restated Key Employee Severance Agreement, dated December 3, 2008, between Lancaster Colony Corporation and John L. Boylan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

10.9	(a)
Amended and Restated Key Employee Severance Agreement, dated December 3, 2008, between Lancaster Colony Corporation and Bruce L. Rosa (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

10.10	(a)	Description of Executive Bonus Arrangements (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (000-04065), filed September 10, 2004).

10.11
Construction Contract Between Sister Schubert’s Homemade Rolls, Inc. and Gray Construction, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed August 27, 2010).

21		Subsidiaries of Registrant.

23		Consent of Independent Registered Public Accounting Firm

Exhibit
Number		Description

31.1		Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32		Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(b)	XBRL Instance Document

101.SCH	(b)	XBRL Taxonomy Extension Schema Document

101.CAL	(b)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	(b)	XBRL Taxonomy Definition Linkbase Document

101.LAB	(b)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	(b)	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(b)	To be furnished by amendment pursuant to Rule 405 of Regulation S-T within 30 days of the filing of this report.