Form 10-K/A
period 2011-06-30
LANCASTER COLONY CORP
filed 2011-09-27
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-K/A (Amendment No. 1) solely to furnish the Extensible Business Reporting Language information in Exhibit 101 that was excluded from our timely filed Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as required by Rule 405 of Regulation S-T. This Amendment No. 1 makes no other changes to and does not reflect any events occurring after the filing of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2011 other than updating the Index to Exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lancaster Colony Corporation

(Registrant)

By:	/s/John l. Boylan John L. Boylan
Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director

Date: September 27, 2011

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

Exhibit
Number		Description

21	(b)	Subsidiaries of Registrant.

23	(b)	Consent of Independent Registered Public Accounting Firm

31.1	(b)	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	(b)	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	(b)	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(c)	XBRL Instance Document

101.SCH	(c)	XBRL Taxonomy Extension Schema Document

101.CAL	(c)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	(c)	XBRL Taxonomy Definition Linkbase Document

101.LAB	(c)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	(c)	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(b)	Filed with the Registrant’s original Annual Report on Form 10-K for the year ended June 30, 2011, which was originally filed on August 29, 2011.

(c)	Furnished herewith.