Form 10-Q
period 2011-09-30
LANCASTER COLONY CORP
filed 2011-11-07
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
As of October 27, 2011, there were approximately 27,245,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30	June 30
(Amounts in thousands, except share data)	2011	2011
ASSETS
Current Assets:
Cash and equivalents	$128,264	$132,266
Receivables (less allowance for doubtful accounts, September — $618 and June — $570)	85,118	63,762
Inventories:
Raw materials	35,827	36,785
Finished goods and work in process	74,421	75,100

Total inventories	110,248	111,885
Deferred income taxes and other current assets	19,995	25,283

Total current assets	343,625	333,196

Property, Plant and Equipment:
Land, buildings and improvements	142,652	141,175
Machinery and equipment	268,048	263,449

Total cost	410,700	404,624
Less accumulated depreciation	223,700	219,342

Property, plant and equipment — net	187,000	185,282

Other Assets:
Goodwill	89,840	89,840
Other intangible assets — net	8,059	8,350
Other noncurrent assets	5,409	5,421

Total	$633,933	$622,089

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$45,151	$42,570
Accrued liabilities	35,562	33,586

Total current liabilities	80,713	76,156
Other Noncurrent Liabilities	13,489	13,646
Deferred Income Taxes	17,225	14,748
Shareholders’ Equity:
Preferred stock — authorized 3,050,000 shares; outstanding — none
Common stock — authorized 75,000,000 shares; outstanding — September — 27,250,441 shares; June — 27,385,781 shares	97,754	97,197
Retained earnings	1,162,933	1,150,683
Accumulated other comprehensive loss	(6,993)	(7,043)
Common stock in treasury, at cost	(731,188)	(723,298)

Total shareholders’ equity	522,506	517,539

Total	$633,933	$622,089

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	September 30
(Amounts in thousands, except per share data)	2011	2010

Net Sales	$274,516	$265,051

Cost of Sales	219,086	206,980

Gross Margin	55,430	58,071

Selling, General and Administrative Expenses	22,918	23,245

Operating Income	32,512	34,826

Interest Income and Other — Net	(4)	16

Income Before Income Taxes	32,508	34,842

Taxes Based on Income	11,250	12,075

Net Income	$21,258	$22,767

Net Income Per Common Share:
Basic and Diluted	$.78	$.81

Cash Dividends Per Common Share	$.33	$.30

Weighted Average Common Shares Outstanding:
Basic	27,290	28,014
Diluted	27,314	28,037
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30
(Amounts in thousands)	2011	2010
Cash Flows From Operating Activities:
Net income	$21,258	$22,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,038	4,964
Deferred income taxes and other noncash changes	3,704	1,409
Pension plan activity	(1,040)	116
Changes in operating assets and liabilities:
Receivables	(21,408)	(15,767)
Inventories	1,637	(9,749)
Other current assets	4,762	2,754
Accounts payable and accrued liabilities	3,612	2,768

Net cash provided by operating activities	17,563	9,262

Cash Flows From Investing Activities:
Payments on property additions	(4,278)	(6,725)
Other — net	(394)	435

Net cash used in investing activities	(4,672)	(6,290)

Cash Flows From Financing Activities:
Purchase of treasury stock	(7,890)	(10,732)
Payment of dividends	(9,008)	(8,409)
Proceeds from the exercise of stock awards, including tax benefits	5	1
Increase in cash overdraft balance	—	2,708

Net cash used in financing activities	(16,893)	(16,432)

Net change in cash and equivalents	(4,002)	(13,460)
Cash and equivalents at beginning of year	132,266	100,890

Cash and equivalents at end of period	$128,264	$87,430

Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$728	$605

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2011 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2012 refers to fiscal 2012, which is the period from July 1, 2011 to June 30, 2012.
Subsequent Events
We have evaluated events occurring between the end of our most recent fiscal quarter and the date the financial statements were issued and noted no events that would require recognition or disclosure in these financial statements.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Purchases of property, plant and equipment included in accounts payable are as follows:

	September 30	September 30
	2011	2010
Construction in progress in accounts payable	$1,843	$12
These purchases, less the preceding June 30 balances, have been excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows.
Held for Sale
As a result of various prior-years restructuring and divestiture activities, we have certain “held for sale” properties with a total net book value of approximately $2.8 million at September 30, 2011. This balance is included in Other Noncurrent Assets on the Consolidated Balance Sheet. In accordance with GAAP for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.
Earnings Per Share
Earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock and common stock equivalents (restricted stock and stock-settled stock appreciation rights) outstanding during each period. Unvested shares of restricted stock granted to employees are considered participating securities since employees receive nonforfeitable dividends prior to vesting and, therefore, are included in the earnings allocation in computing EPS under the two-class method. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the diluted weighted average number of common shares outstanding during the period, which includes the dilutive potential common shares associated with restricted stock and stock-settled stock appreciation rights.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Basic and diluted net income per common share were calculated as follows:

	Three Months Ended
	September 30
	2011	2010
Net income	$21,258	$22,767
Net income available to participating securities	(27)	(41)

Net income available to common shareholders	$21,231	$22,726

Weighted average common shares outstanding — basic	27,290	28,014
Incremental share effect from:
Restricted stock	6	6
Stock-settled stock appreciation rights	18	17

Weighted average common shares outstanding — diluted	27,314	28,037

Net income per common share — basic and diluted	$.78	$.81
Comprehensive Income
Total comprehensive income for the three months ended September 30, 2011 and 2010 was approximately $21.3 million and $22.8 million, respectively. The September 30, 2011 and 2010 comprehensive income consists of net income and pension and postretirement amortization.
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2011 Annual Report on Form 10-K.
Note 2 — Impact of Recently Issued Accounting Standards
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans: Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 11-09”). This ASU requires that employers provide additional separate quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. ASU 11-09 will be effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other: Testing Goodwill for Impairment” (“ASU 11-08”). This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. ASU 11-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 11-05”). This ASU amends current comprehensive income guidance to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 11-05

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
will be effective for public companies for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.
Note 3 — Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at September 30, 2011 and June 30, 2011.
The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	September 30	June 30
	2011	2011
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(188)	(186)

Net Carrying Value	$182	$184

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(5,225)	(4,991)

Net Carrying Value	$7,795	$8,029

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(1,458)	(1,403)

Net Carrying Value	$82	$137

Total Net Carrying Value	$8,059	$8,350

Amortization expense relating to these assets was as follows:

	Three Months Ended
	September 30
	2011	2010
Amortization expense	$291	$291
Total annual amortization expense for each of the next five years is estimated to be as follows:

2013	$946
2014	$946
2015	$946
2016	$775
2017	$604
Note 4 — Long-Term Debt
At September 30, 2011 and June 30, 2011, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires in October 2012, and all outstanding amounts are then due and payable. At September 30, 2011 and June 30, 2011, we had no borrowings outstanding under this facility. Loans may be used for general corporate purposes. At September 30, 2011, we had approximately $6.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility.
We paid no interest for the three months ended September 30, 2011 and 2010.
The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions. There are two principal financial covenants: an interest expense test that requires us to maintain

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT (as defined more specifically in the credit agreement) by Consolidated Interest Expense (as defined more specifically in the credit agreement), and the leverage ratio is calculated by dividing Consolidated Debt (as defined more specifically in the credit agreement) by Consolidated EBITDA (as defined more specifically in the credit agreement). At September 30, 2011 and June 30, 2011, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. At September 30, 2011, we were not aware of any event that would constitute a default under the facility.
Note 5 — Pension Benefits
We and certain of our operating subsidiaries have sponsored multiple defined benefit pension plans covering union workers at certain locations. As a result of restructuring activities in recent years, we no longer have any active employees continuing to accrue service cost or otherwise eligible to receive plan benefits. Benefits being paid under the plans are primarily based on negotiated rates and years of service. We contribute to these plans at least the minimum amount required by regulation or contract.
The following table summarizes the components of net periodic benefit cost for our pension plans:

	Three Months Ended
	September 30
	2011	2010
Components of net periodic benefit cost
Interest cost	$483	$487
Expected return on plan assets	(599)	(507)
Amortization of unrecognized net loss	89	137

Net periodic benefit (income) cost	$(27)	$117

For the three months ended September 30, 2011, we made pension plan contributions totaling approximately $1.0 million. We do not expect to make any further contributions to our pension plans during the remainder of 2012.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The following table summarizes the components of net periodic benefit cost for our postretirement plans:

	Three Months Ended
	September 30
	2011	2010
Components of net periodic benefit cost
Service cost	$6	$6
Interest cost	37	34
Amortization of unrecognized net gain	(8)	(12)
Amortization of prior service asset	(1)	(1)

Net periodic benefit cost	$34	$27

For the three months ended September 30, 2011, we made approximately $36,000 in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.2 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2012.
Note 7 — Stock-Based Compensation
Our shareholders approved the adoption of and subsequent amendments to the Lancaster Colony Corporation 2005 Stock Plan (the “2005 Plan”). The 2005 Plan reserved 2,000,000 common shares for issuance to our employees and directors, and all awards granted under the 2005 Plan will be exercisable at prices not less than fair market value as of the date of the grant. The vesting period for awards granted under the 2005 Plan varies as to the type of award granted, but generally these awards have a maximum term of five years.
Stock-Settled Stock Appreciation Rights
Since 2008, we have used periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculate the fair value of SSSARs grants using the Black-Scholes option-pricing model. Our policy is to issue shares upon SSSARs exercise from new shares that had been previously authorized. There were no grants of SSSARs during the three months ended September 30, 2011 and 2010, and no SSSARs vested during these periods.
We recognize compensation expense over the requisite service period. Compensation cost was reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification and were allocated to each segment appropriately. We recorded tax benefits and gross windfall tax benefits related to SSSARs. These windfall tax benefits were included in the financing section of the Consolidated Statements of Cash Flows. The following table summarizes SSSARs compensation expense and tax benefits recorded:

	Three Months Ended
	September 30
	2011	2010
Compensation expense	$280	$277
Tax benefits	$98	$97
Intrinsic value of exercises	$13	$3
Gross windfall tax benefits	$5	$1

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the three months ended September 30, 2011:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Rights	Price	Life in Years	Value
Outstanding at beginning of period	324	$53.98
Exercised	(1)	$38.31
Granted	—	$—
Forfeited	(1)	$58.79

Outstanding at end of period	322	$54.01	3.37	$2,255

Exercisable and vested at end of period	98	$48.93	2.60	$1,185

Vested and expected to vest at end of period	316	$54.04	3.37	$2,205

At September 30, 2011, there was approximately $1.7 million of unrecognized compensation cost related to SSSARs that we will recognize over a weighted-average period of approximately 1.79 years.
Restricted Stock
Since 2008, we have used periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. There were no grants of restricted stock during the three months ended September 30, 2011 and 2010, and no restricted stock vested during these periods.
We recognize compensation expense over the requisite service period. Compensation cost was reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification and was allocated to each segment appropriately. We recorded tax benefits and gross windfall tax benefits related to restricted stock. Windfall tax benefits, if any, were included in the financing section of the Consolidated Statements of Cash Flows. The following table summarizes restricted stock compensation expense and tax benefits recorded:

	Three Months Ended
	September 30
	2011	2010
Compensation expense	$274	$318
Tax benefits	$96	$111
Gross windfall tax benefits	$—	$—
The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the three months ended September 30, 2011:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Unvested restricted stock at beginning of period	44	$54.86
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Unvested restricted stock at end of period	44	$54.85

At September 30, 2011, there was approximately $1.0 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 1.60 years.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 8 — Income Taxes
The gross tax contingency reserve at September 30, 2011 was approximately $1.8 million and consisted of tax liabilities of approximately $1.0 million and penalties and interest of approximately $0.8 million. We have classified approximately $0.1 million of the gross tax contingency reserve as current liabilities as these amounts are expected to be resolved within the next 12 months. The remaining liability of approximately $1.7 million is included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.
Note 9 — Business Segment Information
The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2011 consolidated financial statements:

	Three Months Ended
	September 30
	2011	2010
Net Sales
Specialty Foods	$236,947	$220,512
Glassware and Candles	37,569	44,539

Total	$274,516	$265,051

Operating Income (Loss)
Specialty Foods	$35,199	$37,973
Glassware and Candles	(337)	2
Corporate Expenses	(2,350)	(3,149)

Total	$32,512	$34,826

Note 10 — Commitments and Contingencies
In addition to the items discussed below, at September 30, 2011, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $14.4 million for fiscal year 2011 and were received in the second and fourth quarters. CDSOA remittances have related to certain candles being imported from the People’s Republic of China.
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
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollars in thousands)
OVERVIEW
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three months ended September 30, 2011 and our financial condition as of September 30, 2011. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2012 refers to fiscal 2012, which is the period from July 1, 2011 to June 30, 2012. In the discussion that follows, we analyze the results of our operations for the three months ended September 30, 2011, including the trends in our overall business, followed by a discussion of our financial condition.
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
EXECUTIVE SUMMARY
Business Overview
Lancaster Colony Corporation is a diversified manufacturer and marketer of consumer products focusing primarily on specialty foods for the retail and foodservice markets. We also manufacture and market candles for the food, drug and mass markets. Although not material to our consolidated operations, we are also engaged in the distribution of various products, including glassware and candles, to commercial markets. Our operations are organized in two reportable segments: “Specialty Foods” and “Glassware and Candles.” The sales of each segment are predominantly domestic.
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

We have made substantial capital investments to support our existing food operations and future growth opportunities. Based on our current plans and expectations, our total capital expenditures for 2012 are not expected to exceed $23 million.
Summary of 2012 Results
The following is a comparative overview of our consolidated operating results for the three months ended September 30, 2011 and 2010.
Net sales for the three months ended September 30, 2011 increased 4% to approximately $274.5 million from the prior-year total of $265.1 million. This sales increase reflects higher sales in the Specialty Foods segment as partially offset by a decline in sales of the Glassware and Candles segment. The Specialty Foods segment’s increase reflects higher retail and foodservice sales. The decrease in sales of the Glassware and Candles segment primarily reflects lower unit volume.
Gross margin decreased 5% to approximately $55.4 million from the prior-year total of $58.1 million. Substantially higher material costs contributed to the lower gross margin.
Net income for the quarter was approximately $21.3 million, or $.78 per diluted share, compared to $22.8 million, or $.81 per diluted share, in the prior year.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended
	September 30
	2011	2010	Change
Net Sales
Specialty Foods	$236,947	$220,512	$16,435	7%
Glassware and Candles	37,569	44,539	(6,970)	(16)%

Total	$274,516	$265,051	$9,465	4%

Gross Margin	$55,430	$58,071	$(2,641)	(5)%

Gross Margin as a Percentage of Sales	20.2%	21.9%

Consolidated net sales for the first quarter increased 4%, reflecting higher sales in the Specialty Foods segment as partially offset by lower sales in the Glassware and Candles segment.
For the quarter ended September 30, 2011, net sales of the Specialty Foods segment totaled approximately $236.9 million, an increase of 7% from the prior-year total of $220.5 million. Higher product pricing totaled approximately five percent of segment net sales. In addition to the higher pricing, retail sales also reflected the incremental benefit from some recently-introduced or newer food products. Sales volumes were also higher among branded retail products, especially frozen items. The segment’s foodservice sales also increased on expanded volumes associated with programs among existing customers.
Net sales of the Glassware and Candles segment for the quarter ended September 30, 2011 totaled approximately $37.6 million, a 16% decrease from the prior-year total of $44.5 million. The decline in net sales was influenced by the exiting of some lower-margin business, including some seasonal candle programs, with higher pricing helping to offset some of these declines. We expect this segment’s sales to again markedly decline in the quarter ending December 31, 2011, primarily as a result of lower seasonal sales of candles.
As a percentage of sales, our consolidated gross margin for the three months ended September 30, 2011 was 20.2%, as compared to 21.9% achieved in the prior-year comparative period. Higher raw-material costs contributed to the lower percentage.
In the Specialty Foods segment, gross margin percentages declined for the quarter, reflecting comparatively higher ingredient costs (especially for soybean oil and flour), as partially offset by higher pricing. We estimate that higher material costs adversely affected our gross margins by approximately seven percent of segment net sales. Looking forward, under current market conditions, we see our material costs continuing to pose a comparative challenge through the second quarter of 2012, but anticipate less of an impact for the second half of the year.
Gross margin percentages in the Glassware and Candles segment declined slightly from the prior-year period primarily due to the impact of continued higher wax costs, lower sales and reduced production levels. These factors were somewhat mitigated by higher pricing and an improved sales mix. We expect the segment’s gross margins to remain similarly challenged through the second quarter of 2012.
Selling, General and Administrative Expenses

	Three Months Ended
	September 30
	2011	2010	Change

Selling, General and Administrative Expenses	$22,918	$23,245	$(327)	(1)%

SG&A Expenses as a Percentage of Sales	8.3%	8.8%

Consolidated selling, general and administrative costs of approximately $22.9 million for the three months ended September 30, 2011 decreased by 1% from the $23.2 million for the three months ended September 30, 2010, and were lower as a percentage of sales compared to the same period in the prior year due to lower consumer-directed marketing costs and lower corporate expenses related to real estate available for sale.
Operating Income (Loss)
The foregoing factors contributed to consolidated operating income totaling approximately $32.5 million for the three months ended September 30, 2011. By segment, our operating income can be summarized as follows:

	Three Months Ended
	September 30
	2011	2010	Change
Operating Income (Loss)
Specialty Foods	$35,199	$37,973	$(2,774)	(7)%
Glassware and Candles	(337)	2	(339)	N/M
Corporate Expenses	(2,350)	(3,149)	799	(25)%

Total	$32,512	$34,826	$(2,314)	(7)%

Operating Income (Loss) as a Percentage of Sales
Specialty Foods	14.9%	17.2%
Glassware and Candles	(0.9)%	—%
Consolidated	11.8%	13.1%
Interest Income and Other — Net
Interest income and other was less than $0.1 million for the quarters ended September 30, 2011 and 2010.
Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended September 30, 2011 decreased by approximately $2.3 million to $32.5 million from the prior-year total of $34.8 million. Our effective tax rate of 34.6% for the three months ended September 30, 2011 was comparable to the prior-year rate of 34.7%.
Net Income
First quarter net income for 2012 of approximately $21.3 million decreased from the prior-year’s net income for the quarter of $22.8 million, as influenced by the factors noted above. Net income per share for the first quarter of 2012 totaled approximately $.78 per basic and diluted share, as compared to $.81 per basic and diluted share recorded in the prior year.

FINANCIAL CONDITION
For the three months ended September 30, 2011, net cash provided by operating activities totaled approximately $17.6 million as compared to $9.3 million in the prior-year period. The increase results from the relative changes in working capital, particularly the lower level of inventory held in the Glassware and Candles segment. The increase in receivables since June 2011 primarily relates to seasonal influences on sales within the Glassware and Candles segment but is also impacted by higher sales in the Specialty Foods segment.
Cash used in investing activities for the three months ended September 30, 2011 was approximately $4.7 million as compared to $6.3 million in the prior year. This decrease reflects a lower level of capital expenditures in 2012 as we substantially completed the expansion of our frozen roll facility in Kentucky during June 2011.
Cash used in financing activities for the three months ended September 30, 2011 of approximately $16.9 million increased slightly from the prior-year total of $16.4 million. This increase was due to the relative changes in the cash overdraft balance and higher dividend payments, as partially offset by a lower level of share repurchases in the current year. At September 30, 2011, approximately 1,483,000 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility, we may borrow up to a maximum of $160 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at September 30, 2011. The facility expires in October 2012, and all outstanding amounts are then due and payable. At September 30, 2011, we had approximately $6.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility.
The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2011, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At September 30, 2011, we were not aware of any event that would constitute a default under the facility.
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
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of September 30, 2011 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2011 Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those disclosed in our 2011 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-09, “Compensation — Retirement Benefits — Multiemployer Plans: Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 11-09”). This ASU requires that employers provide additional separate quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. ASU 11-09 will be effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other: Testing Goodwill for Impairment” (“ASU 11-08”). This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. ASU 11-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 11-05”). This ASU amends current comprehensive income guidance to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 11-05 will be effective for public companies for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.
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
Our market risks have not changed materially from those disclosed in our 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our

Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
There have been no material changes to the risk factors disclosed under Item 1A in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 1,483,000 shares remained authorized for future repurchases at September 30, 2011. This share repurchase authorization does not have a stated expiration date. In the first quarter, we made the following repurchases of our common stock:

			Total Number
	Total	Average	of Shares	Maximum Number
	Number	Price	Purchased as	of Shares That May
	of Shares	Paid Per	Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans	Under the Plans

July 1-31, 2011	—	$—	—	1,618,350
August 1-31, 2011	75,221	$57.57	75,221	1,543,129
September 1-30, 2011	60,178	$59.14	60,178	1,482,951

Total	135,399	$58.27	135,399	1,482,951

Item 6.	Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lancaster Colony Corporation (Registrant)
Date: November 7, 2011	By:	/s/ John B. Gerlach, Jr.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 7, 2011	By:	/s/ John L. Boylan
John L. Boylan
Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2011
INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith