Form 10-Q
period 2011-12-31
LANCASTER COLONY CORP
filed 2012-02-09
CIK 57515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of January 26, 2012, there were approximately 27,256,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	September 30,
	December 31	June 30
(Amounts in thousands, except share data)	2011	2011
ASSETS
Current Assets:
Cash and equivalents	$162,381	$132,266
Receivables (less allowance for doubtful accounts, December–$605; June–$570)	84,246	63,762
Inventories:
Raw materials	35,697	36,785
Finished goods and work in process	57,606	75,100

Total inventories	93,303	111,885
Deferred income taxes and other current assets	19,343	25,283

Total current assets	359,273	333,196

Property, Plant and Equipment:
Land, buildings and improvements	139,935	141,175
Machinery and equipment	274,048	263,449

Total cost	413,983	404,624
Less accumulated depreciation	228,147	219,342

Property, plant and equipment – net	185,836	185,282

Other Assets:
Goodwill	89,840	89,840
Other intangible assets – net	7,768	8,350
Other noncurrent assets	6,018	5,421

Total	$648,735	$622,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,196	$42,570
Accrued liabilities	35,944	33,586

Total current liabilities	73,140	76,156

Other Noncurrent Liabilities	13,816	13,646

Deferred Income Taxes	18,376	14,748

Shareholders’ Equity:
Preferred stock – authorized 3,050,000 shares; outstanding – none
Common stock – authorized 75,000,000 shares; outstanding – December – 27,256,207 shares; June – 27,385,781 shares	98,342	97,197
Retained earnings	1,183,494	1,150,683
Accumulated other comprehensive loss	(6,944)	(7,043)
Common stock in treasury, at cost	(731,489)	(723,298)

Total shareholders’ equity	543,403	517,539

Total	$648,735	$622,089

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in thousands, except per share data)	2011	2010	2011	2010

Net Sales	$311,786	$316,238	$586,302	$581,289

Cost of Sales	241,927	237,994	461,013	444,974

Gross Margin	69,859	78,244	125,289	136,315

Selling, General and Administrative Expenses	26,149	26,136	49,067	49,381

Operating Income	43,710	52,108	76,222	86,934

Other Income:
Other income – Continued Dumping and Subsidy Offset Act	2,701	961	2,701	961
Interest income and other – net	38	79	34	95

Income Before Income Taxes	46,449	53,148	78,957	87,990

Taxes Based on Income	16,076	18,285	27,326	30,360

Net Income	$30,373	$34,863	$51,631	$57,630

Net Income Per Common Share:
Basic and Diluted	$1.11	$1.25	$1.89	$2.06

Cash Dividends Per Common Share	$.36	$.33	$.69	$.63

Weighted Average Common Shares Outstanding:
Basic	27,206	27,758	27,248	27,886
Diluted	27,240	27,785	27,277	27,911

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	September 30,	September 30,
	Six Months Ended
	December 31
(Amounts in thousands)	2011	2010

Cash Flows From Operating Activities:
Net income	$51,631	$57,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,113	9,823
Deferred income taxes and other noncash changes	4,401	1,546
Loss on sale of property	—	14
Pension plan activity	(1,067)	233
Changes in operating assets and liabilities:
Receivables	(20,530)	(20,785)
Inventories	18,582	27,788
Other current assets	6,173	5,328
Accounts payable and accrued liabilities	(2,684)	(6,108)

Net cash provided by operating activities	66,619	75,469

Cash Flows From Investing Activities:
Payments on property additions	(9,080)	(14,223)
Proceeds from sale of property	—	19
Other – net	(491)	335

Net cash used in investing activities	(9,571)	(13,869)

Cash Flows From Financing Activities:
Purchase of treasury stock	(8,191)	(25,810)
Payment of dividends	(18,820)	(17,567)
Proceeds from the exercise of stock awards, including tax benefits	78	6

Net cash used in financing activities	(26,933)	(43,371)

Net change in cash and equivalents	30,115	18,229
Cash and equivalents at beginning of year	132,266	100,890

Cash and equivalents at end of period	$162,381	$119,119

Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$14,539	$20,921

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2011 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2012 refers to fiscal 2012, which is the period from July 1, 2011 to June 30, 2012.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Purchases of property, plant and equipment included in accounts payable are as follows:

	September 30,	September 30,
	December 31 2011	December 31 2010
Construction in progress in accounts payable	$438	$41

These purchases, less the preceding June 30 balances, have been excluded from the property additions and the change in accounts payable in the Condensed Consolidated Statements of Cash Flows.

Held for Sale

As a result of various prior-years restructuring and divestiture activities, we have certain “held for sale” properties with a total net book value of approximately $2.9 million at December 31, 2011. This balance is included in Other Noncurrent Assets on the Condensed Consolidated Balance Sheet. In accordance with GAAP for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.

Accrued Distribution

Accrued distribution costs included in accrued liabilities were approximately $5.5 million and $3.9 million at December 31, 2011 and June 30, 2011, respectively.

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

period, which includes the dilutive potential common shares associated with restricted stock and stock-settled stock appreciation rights.

Basic and diluted net income per common share were calculated as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Net income	$30,373	$34,863	$51,631	$57,630
Net income available to participating securities	(39)	(64)	(66)	(105)

Net income available to common shareholders	$30,334	$34,799	$51,565	$57,525

Weighted average common shares outstanding— basic	27,206	27,758	27,248	27,886
Incremental share effect from:
Restricted stock	4	4	5	5
Stock-settled stock appreciation rights	30	23	24	20

Weighted average common shares outstanding – diluted	27,240	27,785	27,277	27,911

Net income per common share – basic and diluted	$1.11	$1.25	$1.89	$2.06

Comprehensive Income

Total comprehensive income for the three and six months ended December 31, 2011 was approximately $30.4 million and $51.7 million, respectively. Total comprehensive income for the three and six months ended December 31, 2010 was approximately $35.0 million and $57.8 million, respectively. The December 31, 2011 and 2010 comprehensive income consists of net income and pension and postretirement amortization.

Significant Accounting Policies

There were no changes to our Significant Accounting Policies from those disclosed in our 2011 Annual Report on Form 10-K.

Note 2 – Impact of Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 11-12”). This ASU indefinitely defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income as set forth in ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 11-05”). ASU 11-12 has the same effective date as the unaffected provisions of ASU 11-05, for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU 11-05. This ASU amends current comprehensive income guidance to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 11-05 will be effective for public companies for interim and annual periods beginning after December 15, 2011, with early adoption permitted. As noted above, portions of this ASU relating to reclassifications were indefinitely deferred with the issuance of ASU 11-12. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

In September 2011, the FASB issued ASU No. 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans: Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 11-09”). This ASU requires that employers provide additional separate quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. ASU 11-09 will be effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment” (“ASU 11-08”). This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. ASU 11-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

Note 3 – Goodwill and Other Intangible Assets

Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at December 31, 2011 and June 30, 2011.

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	September 30,	September 30,
	December 31 2011	June 30 2011
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(191)	(186)

Net Carrying Value	$179	$184

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(5,459)	(4,991)

Net Carrying Value	$7,561	$8,029

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(1,512)	(1,403)

Net Carrying Value	$28	$137

Total Net Carrying Value	$7,768	$8,350

Amortization expense relating to these assets was as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Amortization expense	$291	$291	$582	$582

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Total annual amortization expense for each of the next five years is estimated to be as follows:

Septr 30,
2013	$946
2014	$946
2015	$946
2016	$775
2017	$604

Note 4 – Debt

At December 31, 2011 and June 30, 2011, we had an unsecured revolving credit facility under which we may borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. The facility expires in October 2012, and all outstanding amounts are then due and payable. At December 31, 2011 and June 30, 2011, we had no borrowings outstanding under this facility. Loans may be used for general corporate purposes. At December 31, 2011, we had approximately $6.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility.

We paid no interest for the three and six months ended December 31, 2011 and 2010.

The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions. There are two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT (as defined more specifically in the credit agreement) by Consolidated Interest Expense (as defined more specifically in the credit agreement), and the leverage ratio is calculated by dividing Consolidated Debt (as defined more specifically in the credit agreement) by Consolidated EBITDA (as defined more specifically in the credit agreement). At December 31, 2011 and June 30, 2011, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins.

At December 31, 2011, we were not aware of any event that would constitute a default under the facility.

Note 5 – Pension Benefits

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

The following table summarizes the components of net periodic benefit cost for our pension plans:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Components of net periodic benefit cost
Interest cost	$483	$487	$966	$974
Expected return on plan assets	(599)	(507)	(1,198)	(1,014)
Amortization of unrecognized net loss	89	137	178	274

Net periodic benefit (income) cost	$(27)	$117	$(54)	$234

For the three and six months ended December 31, 2011, we made pension plan contributions totaling zero and approximately $1.0 million, respectively. We do not expect to make any further contributions to our pension plans during the remainder of 2012.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Note 6 – Postretirement Benefits

We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.

The following table summarizes the components of net periodic benefit cost for our postretirement plans:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$6	$6	$12	$12
Interest cost	37	34	74	68
Amortization of unrecognized net gain	(8)	(12)	(16)	(24)
Amortization of prior service asset	(1)	(1)	(2)	(2)

Net periodic benefit cost	$34	$27	$68	$54

For the three and six months ended December 31, 2011, we made approximately $30,000 and $66,000, respectively, in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2012.

Note 7 – Stock-Based Compensation

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

Stock-Settled Stock Appreciation Rights

Since 2008, we have used periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculate the fair value of SSSARs grants using the Black-Scholes option-pricing model. Our policy is to issue shares upon SSSARs exercise from new shares that had been previously authorized. There were no grants of SSSARs during the six months ended December 31, 2011 and 2010, and no SSSARs vested during these periods.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

We recognize compensation expense over the requisite service period. Compensation cost was reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification and were allocated to each segment appropriately. We recorded tax benefits and gross windfall tax benefits related to SSSARs. These windfall tax benefits were included in the financing section of the Condensed Consolidated Statements of Cash Flows. The following table summarizes SSSARs compensation expense and tax benefits recorded:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Compensation expense	$366	$277	$646	$554
Tax benefits	$128	$97	$226	$194
Intrinsic value of exercises	$130	$15	$143	$18
Gross windfall tax benefits	$59	$5	$64	$6

The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the six months ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	324	$53.98
Exercised	(23)	$51.85
Granted	—	$—
Forfeited	(1)	$58.79

Outstanding at end of period	300	$54.12	3.16	$4,562

Exercisable and vested at end of period	76	$47.94	2.28	$1,630

Vested and expected to vest at end of period	294	$54.16	3.15	$4,466

At December 31, 2011, there was approximately $1.3 million of unrecognized compensation cost related to SSSARs that we will recognize over a weighted-average period of approximately 1.56 years.

Restricted Stock

Since 2008, we have used periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.

In November 2011, we granted a total of 7,427 shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan. The restricted stock had a grant date fair value of approximately $0.5 million based on a per share closing stock price of $65.97. This restricted stock vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period are held in escrow and will be paid to the directors at the time the stock vests. Compensation expense related to the restricted stock award will be recognized over the requisite service period. An additional 8,155 shares of restricted stock that were granted to our seven nonemployee directors in November 2010 vested during the second quarter of 2012, and the directors were paid the related dividends that had been held in escrow. The fair value of these vested shares was approximately $0.6 million.

We recognize compensation expense over the requisite service period. Compensation cost was reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification and was allocated to each segment appropriately. We recorded tax benefits and gross windfall tax benefits related to restricted stock. Windfall tax benefits, if any, were included in the financing section of

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

the Condensed Consolidated Statements of Cash Flows. The following table summarizes restricted stock compensation expense and tax benefits recorded:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Compensation expense	$275	$318	$549	$636
Tax benefits	$96	$112	$192	$223
Gross windfall tax benefits	$15	$—	$15	$—

The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the six-month period ended December 31, 2011:

	September 30,	September 30,
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of period	44	$54.86
Granted	7	$65.97
Vested	(8)	$51.52
Forfeited	—	$—

Unvested restricted stock at end of period	43	$57.39

At December 31, 2011, there was approximately $1.3 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 1.27 years.

Note 8 – Income Taxes

The gross tax contingency reserve at December 31, 2011 was approximately $1.9 million and consisted of tax liabilities of approximately $1.1 million and penalties and interest of approximately $0.8 million. We have classified approximately $0.2 million of the gross tax contingency reserve as current liabilities as these amounts are expected to be resolved within the next 12 months. The remaining liability of approximately $1.7 million is included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.

Note 9 – Business Segment Information

The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2011 consolidated financial statements:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Net Sales
Specialty Foods	$266,225	$254,591	$503,172	$475,103
Glassware and Candles	45,561	61,647	83,130	106,186

Total	$311,786	$316,238	$586,302	$581,289

Operating Income
Specialty Foods	$44,750	$51,388	$79,949	$89,361
Glassware and Candles	1,636	4,366	1,299	4,368
Corporate Expenses	(2,676)	(3,646)	(5,026)	(6,795)

Total	$43,710	$52,108	$76,222	$86,934

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Note 10 – Commitments and Contingencies

In addition to the items discussed below, at December 31, 2011, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our condensed consolidated financial statements.

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $2.7 million in the second quarter of 2012, as compared to a distribution of approximately $1.0 million in the second quarter of 2011. Due to an additional distribution received in the fourth quarter of 2011, our CDSOA receipts totaled approximately $14.4 million for fiscal year 2011. CDSOA remittances have related to certain candles being imported from the People’s Republic of China.

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Tabular dollars in thousands)

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three and six months ended December 31, 2011 and our financial condition as of December 31, 2011. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2012 refers to fiscal 2012, which is the period from July 1, 2011 to June 30, 2012. In the discussion that follows, we analyze the results of our operations for the three and six months ended December 31, 2011, including the trends in our overall business, followed by a discussion of our financial condition.

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

We have made substantial capital investments to support our existing food operations and future growth opportunities. Based on our current plans and expectations, our total capital expenditures for 2012 are not expected to exceed $20 million.

Summary of 2012 Results

The following is a comparative overview of our consolidated operating results for the three and six months ended December 31, 2011 and 2010.

Net sales for the second quarter ended December 31, 2011 decreased 1% to approximately $311.8 million from the prior-year total of $316.2 million. This sales decline reflects lower sales in the Glassware and Candles segment as partially offset by an increase in sales of the Specialty Foods segment. The Specialty Foods segment’s increase reflects higher foodservice and retail sales. The decrease in sales of the Glassware and Candles segment primarily reflects lower unit volume. Gross margin decreased 11% to approximately $69.9 million from the prior-year second quarter total of $78.2 million. Substantially higher material costs contributed to the lower gross margin. Other income for the current-year second quarter totaled approximately $2.7 million compared to $1.0 million in the prior-year comparative period. These figures included Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) receipts totaling approximately $2.7 million in the second quarter of 2012 and approximately $1.0 million in the corresponding period of 2011. Net income for the three months ended December 31, 2011 totaled approximately $30.4 million, or $1.11 per diluted share. Net income totaled approximately $34.9 million in the second quarter of the prior year, or $1.25 per diluted share.

Year-to-date net sales for the period ended December 31, 2011 increased 1% to approximately $586.3 million from the prior year-to-date total of $581.3 million. Gross margin decreased to approximately $125.3 million from the prior year-to-date total of $136.3 million. Net income for the six months ended December 31, 2011 totaled approximately $51.6 million, or $1.89 per diluted share. Net income totaled approximately $57.6 million in the six months ended December 31, 2010, or $2.06 per diluted share.

RESULTS OF CONSOLIDATED OPERATIONS

Net Sales and Gross Margin

	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,	Septr 30,
	Three Months Ended December 31				Six Months Ended December 31
	2011	2010	Change		2011	2010	Change
Net Sales
Specialty Foods	$266,225	$254,591	$11,634	5%	$503,172	$475,103	$28,069	6%
Glassware and Candles	45,561	61,647	(16,086)	(26)%	83,130	106,186	(23,056)	(22)%

Total	$311,786	$316,238	$(4,452)	(1)%	$586,302	$581,289	$5,013	1%

Gross Margin	$69,859	$78,244	$(8,385)	(11)%	$125,289	$136,315	$(11,026)	(8)%

Gross Margin as a Percentage of Sales	22.4%	24.7%			21.4%	23.5%

Consolidated net sales for the second quarter and six months ended December 31, 2011 decreased 1% and increased 1%, respectively, reflecting higher sales in the Specialty Foods segment and lower sales in the Glassware and Candles segment.

For the three and six months ended December 31, 2011, net sales of the Specialty Foods segment increased by 5% and 6%, respectively. Net sales of both retail and foodservice products improved during each comparative period. Higher product pricing totaled approximately five percent of segment net sales for both the three and six month periods. In addition to higher pricing, retail sales also reflected the incremental benefit from some recently introduced food products. The segment’s foodservice sales also increased on expanded volumes associated with programs among existing customers.

The decrease in net sales of the Glassware and Candles segment for both the three and six months ended December 31, 2011 was influenced by the exiting of certain lower-margin business, including some seasonal candle programs, with higher pricing helping to offset some of these declines.

As a percentage of sales, our consolidated gross margin for the three and six months ended December 31, 2011 was 22.4% and 21.4%, respectively, as compared to 24.7% and 23.5% achieved in the prior-year comparative periods.

In the Specialty Foods segment, gross margin percentages declined in both the three and six months ended December 31, 2011, reflecting comparatively higher costs for a wide variety of raw materials (especially for soybean oil and flour) and freight, as partially offset by higher pricing. We estimate that higher material costs adversely affected our gross margins in these periods by approximately 6% of segment net sales. Looking forward, under current market conditions, we anticipate that the extent of higher material costs will become less pronounced as we move through the second half of 2012. Additionally, the earlier timing of Easter in 2012 may beneficially affect comparisons in the segment’s fiscal third quarter due to the potential shifting of certain retail sales to that quarter.

Gross margin percentages in the Glassware and Candles segment declined slightly from the prior-year period primarily due to the impact of continued higher wax costs, lower sales and reduced production levels. These factors were somewhat mitigated by higher pricing and an improved sales mix.

Selling, General and Administrative Expenses

	Sepr 30,	Sepr 30,	Sepr 30,	Sepr 30,	Sepr 30,	Sepr 30,	Sepr 30,	Sepr 30,
	Three Months Ended December 31				Six Months Ended December 31
	2011	2010	Change		2011	2010	Change
Selling, General and Administrative Expenses	$26,149	$26,136	$13	0%	$49,067	$49,381	$(314)	(1)%

SG&A Expenses as a Percentage of Sales	8.4%	8.3%			8.4%	8.5%

Consolidated selling, general and administrative costs totaled approximately $26.1 million and $49.1 million for the three and six months ended December 31, 2011, respectively, compared to the $26.1 million and $49.4 million incurred for the three and six months ended December 31, 2010. The decrease for the six-month period reflected lower corporate expenses related to real estate available for sale.

Operating Income

The foregoing factors contributed to consolidated operating income totaling approximately $43.7 million and $76.2 million for the three and six months ended December 31, 2011, respectively. These amounts represent decreases of 16% and 12% from the corresponding periods of the prior year. By segment, our operating income can be summarized as follows:

	Sepr 30,	Sepr 30,	Sepr 30,	Sepr 30,	Sepr 30,	Sepr 30,	Sepr 30,	Sepr 30,
	Three Months Ended December 31				Six Months Ended December 31
	2011	2010	Change		2011	2010	Change
Operating Income
Specialty Foods	$44,750	$51,388	$(6,638)	(13)%	$79,949	$89,361	$(9,412)	(11)%
Glassware and Candles	1,636	4,366	(2,730)	(63)%	1,299	4,368	(3,069)	(70)%
Corporate Expenses	(2,676)	(3,646)	970	(27)%	(5,026)	(6,795)	1,769	(26)%

Total	$43,710	$52,108	$(8,398)	(16)%	$76,222	$86,934	$(10,712)	(12)%

Operating Income as a Percentage of Sales
Specialty Foods	16.8%	20.2%			15.9%	18.8%
Glassware and Candles	3.6%	7.1%			1.6%	4.1%
Consolidated	14.0%	16.5%			13.0%	15.0%

Other Income – Continued Dumping and Subsidy Offset Act

CDSOA provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $2.7 million in the second quarter of 2012, as compared to a distribution of approximately $1.0 million in the second quarter of 2011. Due to an additional distribution received in the fourth quarter of 2011, our CDSOA receipts totaled approximately $14.4 million for fiscal year 2011. CDSOA remittances have related to certain candles being imported from the People’s Republic of China.

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

Interest Income and Other – Net

Interest income and other was less than $0.1 million for the three and six months ended December 31, 2011 as compared to $0.1 million for the three and six months ended December 31, 2010.

Income Before Income Taxes

As impacted by the factors discussed above, income before income taxes for the three months ended December 31, 2011 decreased by approximately $6.7 million to $46.4 million from the prior-year total of $53.1 million. Income before income taxes for the six months ended December 31, 2011 and 2010 was approximately $79.0 million and $88.0 million, respectively. Our effective tax rate of 34.6% for the six months ended December 31, 2011 was comparable to the prior-year rate of 34.5%.

Net Income

Second quarter net income for 2012 of approximately $30.4 million decreased from the preceding year’s net income for the quarter of $34.9 million, as influenced by the factors noted above. Year-to-date net income of approximately $51.6 million was lower than the prior year-to-date total of $57.6 million. Net income per share for the second quarter of 2012 totaled $1.11 per basic and diluted share, as compared to $1.25 per basic and diluted share recorded in the prior year. Year-to-date net income per share was $1.89 per basic and diluted share, as compared to $2.06 per basic and diluted share for the prior-year period.

FINANCIAL CONDITION

For the six months ended December 31, 2011, net cash provided by operating activities totaled approximately $66.6 million as compared to $75.5 million in the prior-year period. The decrease results from the relative changes in working capital, particularly inventory. The increase in receivables since June 2011 primarily relates to seasonal influences on sales within the Glassware and Candles segment but is also impacted by higher sales in the Specialty Foods segment.

Cash used in investing activities for the six months ended December 31, 2011 was approximately $9.6 million as compared to approximately $13.9 million in the prior year. This decrease reflects a lower level of capital expenditures in 2012 as the expansion of our frozen roll facility in Kentucky was substantially completed in June 2011.

Cash used in financing activities for the six months ended December 31, 2011 of approximately $26.9 million decreased from the prior-year total of $43.4 million due to a lower level of share repurchases, as partially offset by an increase in dividend payments. At December 31, 2011, approximately 1,478,000 shares remained authorized for future buyback under the existing share repurchase program.

Under our unsecured revolving credit facility, we may borrow up to a maximum of $160 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at December 31, 2011. The facility expires in October 2012, and all outstanding amounts are then due and payable. At December 31, 2011, we had approximately $6.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility.

The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2011, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins.

We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At December 31, 2011, we were not aware of any event that would constitute a default under the facility.

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

For additional information regarding our credit facility, see Note 4 to the condensed consolidated financial statements.

CONTRACTUAL OBLIGATIONS

We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. Examples of items not recognized as liabilities in our condensed consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of December 31, 2011 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2011 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies from those disclosed in our 2011 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

For a summary of recently issued accounting pronouncements applicable to us, see Note 2 to the condensed consolidated financial statements.

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

Specific influences relating to these forward-looking statements include, but are not limited to:

•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the continued solvency of key customers;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	changes in market trends;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	efficiencies in plant operations, including the ability to optimize overhead utilization in candle operations;

•	the overall strength of the economy;

•	changes in financial markets;

•	slower than anticipated sales growth;

•	the extent of operational efficiencies achieved;

•	price and product competition;

•	the uncertainty regarding the effect or outcome of any decision to explore further strategic alternatives among our nonfood operations;

•	fluctuations in the cost and availability of raw materials;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	maintenance of competitive position with respect to other manufacturers, including offshore producers;

•	dependence on key personnel;

•	stability of labor relations;

•	capacity constraints, dependence on contract copackers and limited or exclusive sources for certain goods;

•	effect of governmental regulations, including environmental matters;

•	legislation and litigation affecting the future administration of the Continued Dumping and Subsidy Offset Act of 2000;

•	access to any required financing;

•	changes in income tax laws;

•	unknown costs relating to the holding or disposition of idle real estate;

•	changes in estimates in critical accounting judgments;

•	the outcome of any litigation or arbitration; and

•	innumerable other factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks have not changed materially from those disclosed in our 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 1,478,000 shares remained authorized for future repurchases at December 31, 2011. This share repurchase authorization does not have a stated expiration date. In the second quarter, we made the following repurchases of our common stock:

	September 30,	September 30,	September 30,	September 30,
			Total Number
	Total	Average	of Shares	Maximum Number
	Number	Price	Purchased as	of Shares That May
	of Shares	Paid Per	Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans	Under the Plans

October 1-31, 2011	5,004	$60.19	5,004	1,477,947
November 1-30, 2011	—	$—	—	1,477,947
December 1-31, 2011	—	$—	—	1,477,947

Total	5,004	$60.19	5,004	1,477,947

Item 6.	Exhibits

See Index to Exhibits following Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)

Date: February 9, 2012	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date: February 9, 2012	By:	/s/ JOHN L. BOYLAN
John L. Boylan
Treasurer, Vice President,
Assistant Secretary,
Chief Financial Officer
and Director
(Principal Financial
and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2011

INDEX TO EXHIBITS

Exhibit
Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith