Form 10-Q
period 2012-03-31
LANCASTER COLONY CORP
filed 2012-05-10
CIK 57515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 26, 2012, there were approximately 27,282,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31	June 30
(Amounts in thousands, except share data)	2012	2011
ASSETS
Current Assets:
Cash and equivalents	$167,960	$132,266
Receivables (less allowance for doubtful accounts, March-$694; June-$570)	86,495	63,762
Inventories:
Raw materials	37,283	36,785
Finished goods and work in process	63,001	75,100

Total inventories	100,284	111,885
Deferred income taxes and other current assets	24,021	25,283

Total current assets	378,760	333,196

Property, Plant and Equipment:
Land, buildings and improvements	140,291	141,175
Machinery and equipment	273,179	263,449

Total cost	413,470	404,624
Less accumulated depreciation	229,453	219,342

Property, plant and equipment—net	184,017	185,282

Other Assets:
Goodwill	89,840	89,840
Other intangible assets—net	7,515	8,350
Other noncurrent assets	5,942	5,421

Total	$666,074	$622,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,489	$42,570
Accrued liabilities	37,360	33,586

Total current liabilities	80,849	76,156
Other Noncurrent Liabilities	13,767	13,646
Deferred Income Taxes	18,928	14,748

Shareholders’ Equity:
Preferred stock—authorized 3,050,000 shares; outstanding—none
Common stock—authorized 75,000,000 shares; outstanding—March—27,282,132 shares; June—27,385,781 shares	99,141	97,197
Retained earnings	1,191,895	1,150,683
Accumulated other comprehensive loss	(6,893)	(7,043)
Common stock in treasury, at cost	(731,613)	(723,298)

Total shareholders’ equity	552,530	517,539

Total	$666,074	$622,089

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in thousands, except per share data)	2012	2011	2012	2011
Net Sales	$271,098	$252,623	$857,400	$833,912

Cost of Sales	217,296	200,089	678,309	645,063

Gross Margin	53,802	52,534	179,091	188,849

Selling, General and Administrative Expenses	25,848	23,060	74,915	72,441

Operating Income	27,954	29,474	104,176	116,408

Other Income:
Other income—Continued Dumping and Subsidy Offset Act	—	—	2,701	961
Interest income and other—net	39	54	73	149

Income Before Income Taxes	27,993	29,528	106,950	117,518

Taxes Based on Income	9,771	10,087	37,097	40,447

Net Income	$18,222	$19,441	$69,853	$77,071

Net Income Per Common Share:
Basic and Diluted	$.67	$.71	$2.56	$2.77

Cash Dividends Per Common Share	$.36	$.33	$1.05	$.96

Weighted Average Common Shares Outstanding:
Basic	27,216	27,494	27,237	27,755
Diluted	27,251	27,520	27,268	27,781

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31
(Amounts in thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$69,853	$77,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,158	14,469
Deferred income taxes and other noncash changes	6,355	5,643
(Gain) / loss on sale of property	(16)	14
Pension plan activity	(1,095)	(1,442)
Changes in operating assets and liabilities:
Receivables	(22,869)	(10,803)
Inventories	11,601	17,388
Other current assets	1,088	(2,231)
Accounts payable and accrued liabilities	5,088	(2,081)

Net cash provided by operating activities	85,163	98,028

Cash Flows From Investing Activities:
Payments on property additions	(12,178)	(26,857)
Proceeds from sale of property	385	19
Other – net	(913)	207

Net cash used in investing activities	(12,706)	(26,631)

Cash Flows From Financing Activities:
Purchase of treasury stock	(8,315)	(39,564)
Payment of dividends	(28,641)	(26,640)
Proceeds from the exercise of stock awards, including tax benefits	193	269
Increase in cash overdraft balance	—	1,350

Net cash used in financing activities	(36,763)	(64,585)

Net change in cash and equivalents	35,694	6,812
Cash and equivalents at beginning of year	132,266	100,890

Cash and equivalents at end of period	$167,960	$107,702

Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$30,187	$37,821

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Note 1 –Summary of Significant Accounting Policies

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

Subsequent Events

On April 18, 2012, we entered into a new unsecured credit agreement, which replaced the existing credit agreement. See Note 4 to the condensed consolidated financial statements for information about this transaction and our new credit facility.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Purchases of property, plant and equipment included in accounts payable are as follows:

	March 31 2012	March 31 2011
Construction in progress in accounts payable	$244	$172

These purchases, less the preceding June 30 balances, have been excluded from the property additions and the change in accounts payable in the Condensed Consolidated Statements of Cash Flows.

Held for Sale

As a result of various prior-years restructuring and divestiture activities, we have certain “held for sale” properties with a total net book value of approximately $2.8 million at March 31, 2012. This balance is included in Other Noncurrent Assets on the Condensed Consolidated Balance Sheet. In accordance with GAAP for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale.

Accrued Distribution

Accrued distribution costs included in accrued liabilities were approximately $5.8 million and $3.9 million at March 31, 2012 and June 30, 2011, respectively.

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Net income	$18,222	$19,441	$69,853	$77,071
Net income available to participating securities	(36)	(25)	(125)	(109)

Net income available to common shareholders	$18,186	$19,416	$69,728	$76,962

Weighted average common shares outstanding – basic	27,216	27,494	27,237	27,755
Incremental share effect from:
Restricted stock	2	3	4	5
Stock-settled stock appreciation rights	33	23	27	21

Weighted average common shares outstanding – diluted	27,251	27,520	27,268	27,781

Net income per common share – basic and diluted	$.67	$.71	$2.56	$2.77

Comprehensive Income

Total comprehensive income for the three and nine months ended March 31, 2012 was approximately $18.3 million and $70.0 million, respectively. Total comprehensive income for the three and nine months ended March 31, 2011 was approximately $19.5 million and $77.3 million, respectively. The March 31, 2012 and 2011 comprehensive income consists of net income and pension and postretirement amortization.

Significant Accounting Policies

There were no changes to our Significant Accounting Policies from those disclosed in our 2011 Annual Report on Form 10-K.

Note 2 – Impact of Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 11-12”). This ASU indefinitely defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income as set forth in ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 11-05”). ASU 11-12 has the same effective date as the unaffected provisions of ASU 11-05, for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU 11-05. This ASU amends current comprehensive income guidance to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 11-05 will be effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As noted above, portions of this ASU relating to reclassifications were indefinitely deferred with the issuance of ASU 11-12. We do not expect the adoption of this update to have a material impact on our financial position or results of operations.

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

Note 3 – Goodwill and Other Intangible Assets

Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at March 31, 2012 and June 30, 2011.

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	March 31	June 30
	2012	2011
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(193)	(186)

Net Carrying Value	$177	$184

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(5,693)	(4,991)

Net Carrying Value	$7,327	$8,029

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(1,529)	(1,403)

Net Carrying Value	$11	$137

Total Net Carrying Value	$7,515	$8,350

Amortization expense relating to these assets was as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Amortization expense	$253	$291	$835	$873

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Total annual amortization expense for each of the next five years is estimated to be as follows:

2013	$946
2014	$946
2015	$946
2016	$775
2017	$604

Note 4 – Long-Term Debt

At March 31, 2012 and June 30, 2011, we had an unsecured revolving credit facility under which we could borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions. At March 31, 2012 and June 30, 2011, we had no borrowings outstanding under this facility. At March 31, 2012, we had approximately $6.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility. We paid no interest for the three and nine months ended March 31, 2012 and 2011. At March 31, 2012 and June 30, 2011, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins. At March 31, 2012, we were not aware of any event that would constitute a default under the facility.

On April 18, 2012, we entered into a new unsecured credit agreement (“New Credit Agreement”) with the Lenders named in the New Credit Agreement and JPMorgan Chase Bank, N.A. as Administrative Agent. The New Credit Agreement replaced the facility discussed above. The material terms of the New Credit Agreement are substantially similar to the terms of our previous credit agreement, except with respect to maturity, interest rate margins and fees.

The New Credit Agreement provides that we may borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million based on obtaining consent of the issuing banks and certain other conditions. The New Credit Agreement expires on April 18, 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the New Credit Agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.

The New Credit Agreement contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions. There are two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a consolidated leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT (as defined more specifically in the New Credit Agreement) by Consolidated Interest Expense (as defined more specifically in the New Credit Agreement), and the leverage ratio is calculated by dividing Consolidated Debt (as defined more specifically in the New Credit Agreement) by Consolidated EBITDA (as defined more specifically in the New Credit Agreement).

Note 5 – Pension Benefits

We and certain of our operating subsidiaries have sponsored multiple defined benefit pension plans covering union workers at certain locations. As a result of restructuring activities in recent years, we no longer have any active employees continuing to accrue service cost or otherwise eligible to receive plan benefits. Benefits being paid under the plans are primarily based on negotiated rates and years of service. We contribute to these plans at least the minimum amount required by regulation.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The following table summarizes the components of net periodic benefit cost for our pension plans:

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Components of net periodic benefit cost
Interest cost	$483	$487	$1,449	$1,461
Expected return on plan assets	(599)	(507)	(1,797)	(1,521)
Amortization of unrecognized net loss	89	136	267	410

Net periodic benefit (income) cost	$(27)	$116	$(81)	$350

For the three and nine months ended March 31, 2012, we made pension plan contributions totaling zero and approximately $1.0 million, respectively. We do not expect to make any further contributions to our pension plans during the remainder of 2012.

Note 6 – Postretirement Benefits

We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.

The following table summarizes the components of net periodic benefit cost for our postretirement plans:

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$6	$6	$18	$18
Interest cost	37	34	111	102
Amortization of unrecognized net gain	(8)	(12)	(24)	(36)
Amortization of prior service asset	(1)	(1)	(3)	(3)

Net periodic benefit cost	$34	$27	$102	$81

For the three and nine months ended March 31, 2012, we made approximately $40,000 and $106,000, respectively, in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2012.

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

Stock-Settled Stock Appreciation Rights

We use periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculate the fair value of SSSARs grants using the Black-Scholes option-pricing model. Our policy is to issue shares upon SSSARs exercise from new shares that had been previously authorized.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

In February 2012 and 2011, we granted SSSARs to various employees under the terms of the 2005 Plan. The following table summarizes information relating to each of these grants:

	2012	2011
SSSARs granted	185	94
Weighted average fair value per right	$9.08	$10.12
Assumptions used in fair value calculations:
Risk-free interest rate	0.41%	1.27%
Dividend yield	2.11%	2.28%
Volatility factor of the expected market price of our common stock	24.31%	28.78%
Weighted average expected life in years	2.76	3.11
Estimated forfeiture rate	4.00%	4.00%

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

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Compensation expense	$453	$289	$1,099	$843
Tax benefits	$159	$101	$385	$295
Intrinsic value of exercises	$138	$326	$281	$344
Gross windfall tax benefits	$58	$117	$122	$123

The total fair values of SSSARs vested are as follows:

	Nine Months Ended March 31
	2012	2011
Fair value of vested rights	$1,107	$1,095

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the nine months ended March 31, 2012:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	324	$53.98
Exercised	(41)	$51.10
Granted	185	$68.12
Forfeited	(1)	$58.79

Outstanding at end of period	467	$59.82	3.71	$3,403

Exercisable and vested at end of period	167	$51.71	2.58	$2,459

Vested and expected to vest at end of period	455	$59.71	3.69	$3,371

At March 31, 2012, there was approximately $2.5 million of unrecognized compensation cost related to SSSARs that we will recognize over a weighted-average period of approximately 2.27 years.

Restricted Stock

We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.

In February 2012 and 2011, we granted shares of restricted stock to various employees under the terms of the 2005 Plan. The following table summarizes information relating to each of these grants:

	2012	2011
Restricted stock granted	25	7
Grant date fair value	$1,693	$390
Closing stock price on grant date	$68.12	$57.78
Estimated forfeiture rate	4.00%	4.00%

The restricted stock under each of these grants vests on the third anniversary of the grant date. Under the terms of the grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status. An additional 5,650 shares of restricted stock that were granted to various employees in February 2009 vested during the third quarter of 2012.

In November 2011, we granted a total of 7,427 shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan. The restricted stock had a grant date fair value of approximately $0.5 million based on a per share closing stock price of $65.97. This restricted stock vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests. Compensation expense related to the restricted stock award will be recognized over the requisite service period. An additional 8,155 shares of restricted stock that were granted to our seven nonemployee directors in November 2010 vested during the second quarter of 2012, and the directors were paid the related dividends.

We recognize compensation expense over the requisite service period. Compensation cost was reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification and was allocated to each segment appropriately. We recorded tax benefits and gross windfall tax benefits related to restricted stock. Windfall tax benefits, if any, were included in the financing section of the Condensed Consolidated Statements of Cash Flows.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The following table summarizes restricted stock compensation expense and tax benefits recorded:

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Compensation expense	$343	$270	$892	$906
Tax benefits	$120	$94	$312	$317
Gross windfall tax benefits	$56	$145	$71	$145

The total fair values of restricted stock vested are as follows:

	Nine Months Ended March 31
	2012	2011
Fair value of vested shares	$645	$1,258

The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the nine-month period ended March 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of period	44	$54.86
Granted	32	$67.63
Vested	(14)	$46.75
Forfeited	—	$—

Unvested restricted stock at end of period	62	$63.26

At March 31, 2012, there was approximately $2.5 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 2.19 years.

Note 8 – Income Taxes

The gross tax contingency reserve at March 31, 2012 was approximately $1.9 million and consisted of tax liabilities of approximately $1.0 million and penalties and interest of approximately $0.9 million. We have classified approximately $0.1 million of the gross tax contingency reserve as current liabilities as these amounts are expected to be resolved within the next 12 months. The remaining liability of approximately $1.8 million is included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Note 9 – Business Segment Information

The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2011 consolidated financial statements:

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Net Sales
Specialty Foods	$237,432	$217,436	$740,604	$692,539
Glassware and Candles	33,666	35,187	116,796	141,373

Total	$271,098	$252,623	$857,400	$833,912

Operating Income
Specialty Foods	$29,561	$31,664	$109,510	$121,025
Glassware and Candles	973	676	2,272	5,044
Corporate Expenses	(2,580)	(2,866)	(7,606)	(9,661)

Total	$27,954	$29,474	$104,176	$116,408

Note 10 – Commitments and Contingencies

In addition to the items discussed below, at March 31, 2012, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our condensed consolidated financial statements.

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $2.7 million in the second quarter of 2012, as compared to a distribution of approximately $1.0 million in the corresponding period of 2011. Due to an additional distribution received in the fourth quarter of 2011, our CDSOA receipts totaled approximately $14.4 million for 2011. CDSOA remittances have related to certain candles being imported from the People’s Republic of China.

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

In addition to this legislative development, cases have been brought in U.S. courts challenging certain aspects of CDSOA. In two separate cases, the U.S. Court of International Trade (“CIT”) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The U.S. Court of Appeals for the Federal Circuit reversed both CIT decisions and the U.S. Supreme Court did not hear either case. This allowed the appellate court decisions to stand, but other legal challenges to CDSOA are still pending.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Tabular dollars in thousands)

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important in understanding the results of our operations for the three and nine months ended March 31, 2012 and our financial condition as of March 31, 2012. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2012 refers to fiscal 2012, which is the period from July 1, 2011 to June 30, 2012. In the discussion that follows, we analyze the results of our operations for the three and nine months ended March 31, 2012, including the trends in our overall business, followed by a discussion of our financial condition.

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

In recent years we have made substantial capital investments to support our existing food operations and future growth opportunities. Based on our current plans and expectations, we believe that capital expenditures for 2012 will total approximately $18 million.

Summary of 2012 Results

The following is a comparative overview of our consolidated operating results for the three and nine months ended March 31, 2012 and 2011.

Net sales for the third quarter ended March 31, 2012 increased 7% to approximately $271.1 million from the prior-year total of $252.6 million. This sales growth reflects higher sales in the Specialty Foods segment, as partially offset by lower sales in the Glassware and Candles segment. The Specialty Foods segment’s increase reflects higher foodservice and retail sales. The decrease in sales of the Glassware and Candles segment primarily reflects lower candle volumes. Gross margin increased 2% to approximately $53.8 million from the prior-year third quarter total of $52.5 million. Higher food volumes and increased pricing within both segments contributed to the improved gross margin. Net income for the three months ended March 31, 2012 totaled approximately $18.2 million, or $.67 per diluted share. Net income totaled approximately $19.4 million in the third quarter of 2011, or $.71 per diluted share.

Year-to-date net sales for the period ended March 31, 2012 increased 3% to approximately $857.4 million from the prior year-to-date total of $833.9 million. Gross margin decreased to approximately $179.1 million from the prior year-to-date total of $188.8 million. Net income for the nine months ended March 31, 2012 totaled approximately $69.9 million, or $2.56 per diluted share. Net income totaled approximately $77.1 million in the nine months ended March 31, 2011, or $2.77 per diluted share.

RESULTS OF CONSOLIDATED OPERATIONS

Net Sales and Gross Margin

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2012	2011	Change		2012	2011	Change
Net Sales
Specialty Foods	$237,432	$217,436	$19,996	9%	$740,604	$692,539	$48,065	7%
Glassware and Candles	33,666	35,187	(1,521)	(4)%	116,796	141,373	(24,577)	(17)%

Total	$271,098	$252,623	$18,475	7%	$857,400	$833,912	$23,488	3%

Gross Margin	$53,802	$52,534	$1,268	2%	$179,091	$188,849	$(9,758)	(5	) %

Gross Margin as a Percentage of Sales	19.8%	20.8%			20.9%	22.6%

Consolidated net sales for the third quarter and nine months ended March 31, 2012 increased 7% and 3%, respectively, reflecting higher sales in the Specialty Foods segment, as partially offset by lower sales in the Glassware and Candles segment.

For the three and nine months ended March 31, 2012, net sales of the Specialty Foods segment increased by approximately 9% and 7%, respectively. Higher product pricing totaled approximately 4% and 5% of segment net sales for the three and nine month periods, respectively. In addition, retail sales also reflected the incremental benefit from some recently introduced food products. Furthermore, the favorable impact of the current year’s earlier Easter holiday on comparative sales was estimated at approximately 2% and 1%, respectively, of the segment’s net sales for the three and nine month periods. The segment’s foodservice sales also increased on higher pricing and expanded volumes associated with programs among existing customers. Looking forward, we anticipate that the extent of higher pricing will become less pronounced as we move through the final quarter of 2012.

The decrease in net sales of the Glassware and Candles segment for both the three and nine months ended March 31, 2012 primarily reflected lower candle volumes. The decrease in net sales of the Glassware and Candles segment for the nine months ended March 31, 2012 was also influenced by the exiting of certain lower-margin business, including some seasonal candle programs, with higher pricing helping to offset some of these declines.

As a percentage of sales, our consolidated gross margin for the three and nine months ended March 31, 2012 was 19.8% and 20.9%, respectively, as compared to 20.8% and 22.6% achieved in the prior-year comparative periods.

In the Specialty Foods segment, gross margin percentages declined in both the three and nine months ended March 31, 2012, reflecting a somewhat less favorable sales mix, as well as comparatively higher costs for a wide variety of raw materials (especially for soybean oil and flour) and freight, as partially offset by higher pricing. We estimate that higher material costs adversely affected our gross margins in these periods by approximately 4% and 6% of segment net sales, respectively. Looking forward, under current market conditions, we anticipate that the extent of higher material costs will become less pronounced as we move through the final quarter of 2012.

Gross margin percentages in the Glassware and Candles segment improved in the three months ended March 31, 2012 due to modest pricing improvement and a better sales mix, which helped offset the impact of lower sales. Gross margin percentages declined slightly from the prior-year nine month period primarily due to the impact of higher wax costs, lower sales and reduced production levels. These factors were somewhat mitigated by higher pricing and an improved sales mix.

Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2012	2011	Change		2012	2011	Change
Selling, General and Administrative Expenses	$25,848	$23,060	$2,788	12%	$74,915	$72,441	$2,474	3%

SG&A Expenses as a Percentage of Sales	9.5%	9.1%			8.7%	8.7%

Consolidated selling, general and administrative costs of approximately $25.8 million and $74.9 million for the three and nine months ended March 31, 2012 increased by 12% and 3%, respectively, from the $23.1 million and $72.4 million incurred for the three and nine months ended March 31, 2011, respectively. These increases were influenced by the higher levels of food sales and consumer-directed food marketing expenditures.

Operating Income

The foregoing factors contributed to consolidated operating income totaling approximately $28.0 million and $104.2 million for the three and nine months ended March 31, 2012, respectively. These amounts represent decreases of 5% and 11%, respectively, from the corresponding periods of the prior year. By segment, our operating income can be summarized as follows:

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2012	2011	Change		2012	2011	Change
Operating Income

Specialty Foods	$29,561	$31,664	$(2,103)	(7)%	$109,510	$121,025	$(11,515)	(10)%

Glassware and Candles	973	676	297	44%	2,272	5,044	(2,772)	(55)%

Corporate Expenses	(2,580)	(2,866)	286	(10)%	(7,606)	(9,661)	2,055	(21)%

Total	$27,954	$29,474	$(1,520)	(5)%	$104,176	$116,408	$(12,232)	(11)%

Operating Income as a Percentage of Sales

Specialty Foods	12.5%	14.6%			14.8%	17.5%

Glassware and Candles	2.9%	1.9%			1.9%	3.6%

Consolidated	10.3%	11.7%			12.2%	14.0%

Other Income – Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers. Our reported

CDSOA receipts totaled approximately $2.7 million in the second quarter of 2012, as compared to a distribution of approximately $1.0 million in the corresponding period of 2011. Due to an additional distribution received in the fourth quarter of 2011, our CDSOA receipts totaled approximately $14.4 million for 2011. We do not typically receive CDSOA distributions in the fourth quarter, and we have not received notice of any such distribution for 2012 at this time. CDSOA remittances have related to certain candles being imported from the People’s Republic of China.

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

In addition to this legislative development, cases have been brought in U.S. courts challenging certain aspects of CDSOA. In two separate cases, the U.S. Court of International Trade (“CIT”) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The U.S. Court of Appeals for the Federal Circuit reversed both CIT decisions and the U.S. Supreme Court did not hear either case. This allowed the appellate court decisions to stand, but other legal challenges to CDSOA are still pending.

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

Interest Income and Other – Net

Interest income and other was less than $0.1 million and approximately $0.1 million for the three and nine months ended March 31, 2012 and 2011, respectively.

Income Before Income Taxes

As impacted by the factors discussed above, income before income taxes for the three months ended March 31, 2012 decreased by approximately $1.5 million to $28.0 million from the prior-year total of $29.5 million. Income before income taxes for the nine months ended March 31, 2012 and 2011 was approximately $107.0 million and $117.5 million, respectively. Our effective tax rate of 34.7% for the nine months ended March 31, 2012 was comparable to the prior-year rate of 34.4%.

Net Income

Third quarter net income for 2012 of approximately $18.2 million decreased from the preceding year’s net income for the quarter of $19.4 million, as influenced by the factors noted above. Year-to-date net income of approximately $69.9 million was lower than the prior year-to-date total of $77.1 million. Net income per share for the third quarter of 2012 totaled $.67 per basic and diluted share, as compared to $.71 per basic and diluted share recorded in the prior year. Year-to-date net income per share was $2.56 per basic and diluted share, as compared to $2.77 per basic and diluted share for the prior-year period.

FINANCIAL CONDITION

For the nine months ended March 31, 2012, net cash provided by operating activities totaled approximately $85.2 million as compared to $98.0 million in the prior-year period. The decrease results from relative changes in working capital, particularly accounts receivable, as well as lower net income. The increase in receivables since June 2011 largely related to the strength of sales toward the end of the March quarter relative to that of last June.

Cash used in investing activities for the nine months ended March 31, 2012 was approximately $12.7 million as compared to $26.6 million in the prior year. This decrease reflects a lower level of capital expenditures in 2012 as the expansion of our frozen roll facility in Kentucky was substantially completed in June 2011.

Cash used in financing activities for the nine months ended March 31, 2012 of approximately $36.8 million decreased from the prior-year total of $64.6 million due to a lower level of share repurchases, as partially offset by an increase in dividend payments. At March 31, 2012, approximately 1,476,000 shares remained authorized for future buyback under the existing share repurchase program.

At March 31, 2012, we had an unsecured revolving credit facility under which we could borrow up to a maximum of $160 million at any one time. We had no borrowings outstanding under this facility at March 31, 2012. At March 31, 2012, we had approximately $6.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility. At March 31, 2012, we were in compliance with all applicable provisions and covenants of the facility, and we met the requirements of the financial covenants by substantial margins. At March 31, 2012, we were not aware of any event that would constitute a default under the facility.

On April 18, 2012, we entered into a new unsecured credit agreement (“New Credit Agreement”) with the Lenders named in the New Credit Agreement and JPMorgan Chase Bank, N.A. as Administrative Agent. The New Credit Agreement replaced the facility discussed above. The material terms of the New Credit Agreement are substantially similar to the terms of our previous credit agreement, except with respect to maturity, interest rate margins and fees.

The New Credit Agreement provides that we may borrow, on a revolving credit basis, up to a maximum of $120 million at any one time. The New Credit Agreement expires on April 18, 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the New Credit Agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.

The New Credit Agreement contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due.

We believe that internally generated funds and our existing aggregate balances in cash and equivalents, in addition to our currently available bank credit arrangements, should be adequate to meet our foreseeable cash requirements.

For additional information regarding our credit facility, see Note 4 to the condensed consolidated financial statements.

CONTRACTUAL OBLIGATIONS

We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. Examples of items not recognized as liabilities in our condensed consolidated financial statements are commitments to purchase raw materials or inventory that have not yet been received as of March 31, 2012 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2011 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 1,476,000 shares remained authorized for future repurchases at March 31, 2012. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

			Total Number
	Total	Average	of Shares	Maximum Number
	Number	Price	Purchased as	of Shares That May
	of Shares	Paid Per	Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans	Under the Plans
January 1-31, 2012	—	$—	—	1,477,947
February 1-29, 2012(1)	1,824	$67.94	1,824	1,476,123
March 1-31, 2012	—	$—	—	1,476,123

Total	1,824	$67.94	1,824	1,476,123

(1)

Includes 1,824 shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2005 Stock Plan.

Item 6. Exhibits

See Index to Exhibits following Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION (Registrant)

Date: May 10, 2012	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ JOHN L. BOYLAN
John L. Boylan
Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2012

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