Form 10-K
period 2012-06-30
LANCASTER COLONY CORP
filed 2012-08-29
CIK 57515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates on December 31, 2011 was approximately $1,275,242,000, based on the closing price of these shares on that day.

As of August 17, 2012, there were approximately 27,287,000 shares of Common Stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its November 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I

Item 1. Business

GENERAL

Lancaster Colony Corporation, an Ohio corporation, is a diversified manufacturer and marketer of consumer products. We focus primarily on specialty foods for the retail and foodservice markets. We also manufacture and market candles for the food, drug and mass markets. Although not material to our consolidated operations, we are also engaged in the distribution of various products, including glassware and candles, to commercial markets. In recent years, our strategy has shifted away from operating businesses in a variety of industries towards emphasizing the growth and success we have achieved in specialty foods. We began our operations in 1961 as a Delaware corporation. In 1992, we reincorporated as an Ohio corporation. Our principal executive offices are located at 37 West Broad Street, Columbus, Ohio 43215 and our telephone number is 614-224-7141.

As used in this Annual Report on Form 10-K and except as the context otherwise may require, the terms “we,” “us,” “our,” “registrant,” or “the Company” mean Lancaster Colony Corporation and its consolidated subsidiaries, except where it is clear that the term only means the parent company. Unless otherwise noted, references to “year” pertain to our fiscal year which ends on June 30; for example, 2012 refers to fiscal 2012, which is the period from July 1, 2011 to June 30, 2012.

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

DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

We operate in two business segments – “Specialty Foods” and “Glassware and Candles” – with the sales of these segments accounting for approximately 87% and 13%, respectively, of consolidated net sales for the year ended June 30, 2012. The financial information relating to business segments for the three years ended June 30, 2012, 2011 and 2010 is included in Note 13 to the consolidated financial statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.

Specialty Foods Segment

The food products our Specialty Foods segment manufactures and sells include: salad dressings and sauces marketed under the brand names “Marzetti,” “T. Marzetti,” “Cardini’s,” “Pfeiffer,” “Simply Dressed” and “Girard’s”; fruit glazes, vegetable dips and fruit dips marketed under the brand name “T. Marzetti”; Greek yogurt vegetable dips marketed under the brand name “Otria”; frozen breads marketed under the brand names “New York BRAND” and “Mamma Bella”; frozen Parkerhouse style yeast dinner rolls and sweet rolls, as well as biscuits, marketed under the brand names “Sister Schubert’s,” “Marshall’s” and “Mary B’s”; premium dry egg noodles marketed under the brand names “Inn Maid” and “Amish Kitchen”; frozen specialty noodles and pastas marketed under the brand names “Reames” and “Aunt Vi’s”; croutons and related products marketed under the brand names “New York BRAND,” “Texas Toast,” “Chatham Village,” “Cardini’s” and “T. Marzetti” and caviar marketed under the brand name “Romanoff.” A portion of our sales in this segment relates to products sold under private label to retailers, distributors and restaurants primarily in the United States. Additionally, a portion of our sales relates to frozen specialty noodles and pastas sold to industrial customers for use as ingredients in their products.

The dressings, sauces, croutons, fruit glazes, vegetable dips, fruit dips, frozen breads and yeast rolls are sold primarily through sales personnel, food brokers and distributors throughout the United States. Sales are made to retail, club stores and foodservice markets. We have strong placement of products in U.S. grocery produce departments through our refrigerated salad dressings, vegetable and fruit dips, and croutons. Within the frozen aisles of grocery retailers, we also have prominent market positions of frozen yeast rolls, as well as garlic breads. Products we sell in the foodservice markets are often custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. Similar to our retail efforts, we utilize our research and development resources to accommodate a strong desire for new and differentiated products among our foodservice users. The dry egg noodles, frozen specialty noodles and pasta are sold through sales personnel, food brokers and distributors to retail, foodservice and industrial markets.

Sales attributable to one customer comprised approximately 16%, 16% and 17% of this segment’s total net sales in 2012, 2011 and 2010, respectively. No other customer accounted for more than 10% of this segment’s total net sales during these years. Although we believe we have the leading market share in several product categories, all of the markets in which we sell food products are highly competitive in the areas of price, quality and customer service.

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

Glassware and Candles Segment

We sell candles, candle accessories, and other home fragrance products in a variety of sizes, forms and fragrances in retail markets to mass merchants, supermarkets, drug stores and specialty shops under the “Candle-lite” brand name. A significant portion of our candle business is marketed under private label. While much less significant, we also sell candles, glassware and various other products to customers in certain commercial markets, including restaurants, hotels, hospitals and schools.

All the markets in which we sell candle products are highly competitive in the areas of design, price, quality and customer service. In 2012, two customers, each with sales greater than 10% of total segment net sales, accounted for approximately 63% of this segment’s total net sales. Sales attributable to one customer comprised approximately 58% and 61% of this segment’s total net sales in 2011 and 2010, respectively. No other customer accounted for more than 10% of this segment’s total net sales during these years.

Seasonal retail stocking patterns cause certain products in this segment to experience increased sales in the first half of the fiscal year. We do not use any franchises or concessions in this segment. The patents and licenses under which we operate are not essential to the overall success of this segment. Certain trademarks are important, however, to this segment’s marketing efforts.

NET SALES BY CLASS OF PRODUCTS

The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products that account for at least 10% of our consolidated net sales in any year from 2010 through 2012:

	2012	2011	2010
Specialty Foods Segment:
Non-frozen	55%	53%	52%
Frozen	32%	32%	33%
Glassware and Candles Segment:
Consumer table and giftware	12%	15%	15%

Net sales attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) totaled approximately 21%, 22% and 23% of consolidated net sales for 2012, 2011 and 2010, respectively.

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

ENVIRONMENTAL MATTERS

Certain of our operations are subject to various Federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations is not expected to have a material effect upon the level of capital expenditures, earnings or our competitive position for 2013.

EMPLOYEES AND LABOR RELATIONS

As of June 30, 2012, we had approximately 3,100 employees. Approximately 19% of these employees are represented under various collective bargaining agreements. A collective bargaining agreement within our Specialty Foods segment will expire in fiscal year 2013. Our other collective bargaining agreements will expire in fiscal year 2014. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material effect on our business and results of operations.

FOREIGN OPERATIONS AND EXPORT SALES

Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations.

RAW MATERIALS

During 2012, we obtained adequate supplies of raw materials for all of our segments. We rely on a variety of raw materials for the day-to-day production of our products, including soybean oil, certain dairy-related products, flour, glass, fragrances and colorant agents, paraffin and other waxes and plastic and paper packaging materials.

We purchase the majority of these materials on the open market to meet current requirements, but we also have some fixed-price contracts with terms generally less than one year. See further discussion in our contractual obligations disclosure in Management’s Discussion and Analysis of Financial Condition and

Results of Operations. Although the availability of certain of these materials has become more influenced by the level of global demand, we anticipate that future sources of supply will generally be adequate for our needs.

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

Competition within all of our markets is intense and is expected to remain so. Numerous competitors exist, many of which are larger than us in size. Global production overcapacity has also had an impact on operations within our Glassware and Candles segment. These competitive conditions could lead to significant downward pressure on the prices of our products, which could have a material adverse effect on our sales and profitability.

Competitive considerations in the various product categories in which we sell are numerous and include price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences. In order to protect existing market share or capture increased market share among our retail channels, we may decide to increase our spending on marketing, advertising and new product innovation. The success of marketing, advertising and new product innovation is subject to risks, including uncertainties about trade and consumer acceptance. As a result, any increased expenditures we make may not maintain or enhance market share and could result in lower profitability.

Wal-Mart is our largest customer and the loss of, or a significant reduction in, its business could cause our sales and net income to decrease.

Our net sales to Wal-Mart represented approximately 21% of consolidated net sales for the year ended June 30, 2012. We believe that our relationship with Wal-Mart is good, but we cannot assure that we will be able to maintain this relationship. In addition, changes in Wal-Mart’s general business model, such as reducing branded products or devoting more shelf space to private label products, could affect the profitability of our business with Wal-Mart even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Wal-Mart’s financial condition or other disruptions to Wal-Mart, such as decreased consumer demand, could also have a material adverse effect on our business and results of operations.

Increases in the costs or limitations to the availability of raw materials we use to produce our products could adversely affect our business by increasing our costs to produce goods.

We purchase a majority of our key raw materials on the open market. Our ability to avoid the adverse effects of a pronounced, sustained price increase in our raw materials is limited. However, we try to limit our exposure to price fluctuations for raw materials by occasionally entering into longer-term, fixed-price contracts for certain raw materials. Our principal raw-material needs include soybean oil, various dairy-related products, flour, paper and plastic packaging materials and wax. We have observed increased volatility in the costs of many of these raw materials in recent years. From 2007 through the first half of 2009, and again in 2011 and 2012, commodity markets for grain-based products, on which our food products depend, including dairy, soybean oil and flour products, rose significantly and were unusually volatile due to market concerns over grain-based fuel sources and worldwide demand. Further, fluctuating petroleum prices have impacted our costs of wax and inbound freight on all purchased materials.

Disruptions in availability and increased prices of raw materials could have a material adverse effect on our business and results of operations. The increase in the costs of raw materials used in our Specialty Foods segment during 2007 to 2009 and 2011 through 2012 had an adverse impact on our operating income. We took measures to offset the impact of these higher costs, including the implementation of higher pricing. However, there is no assurance that we will not experience further increases in the costs of raw materials, and uncertainty exists as to our ability to implement offsetting measures. Such further increases, as well as an inability to effectively implement additional measures to offset higher costs, could have a material adverse effect on our business and results of operations.

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

Our operations could be impacted by both genuine and fictitious claims regarding our products, our competitors’ products and our suppliers’ products. Under adverse circumstances, we may need to recall some of our products if they are, or have the potential to be, mislabeled, adulterated, contaminated, or contain a defect. Any of these circumstances could necessitate a recall due to a substantial product hazard, a need to change a product’s labeling or out of an abundance of caution to avoid any potential product hazards. In March 2010, we instituted a recall of our salad dressing and dip products as a result of a recall by an ingredient supplier. A pervasive product recall may have an adverse effect on our results of operations due to the costs of a recall or the related legal claims, the destruction of product inventory, lost sales due to the unavailability of product for a period of time or a loss of goodwill. In addition, we may also be liable if any of our products causes bodily injury.

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

There is no certainty regarding the amount of any future CDSOA distributions.

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from anti-dumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $2.7 million, $14.4 million and $0.9 million in 2012, 2011 and 2010, respectively. CDSOA remittances have related to certain candles being imported from the People’s Republic of China.

CDSOA provisions for remittances apply only to duties collected on products imported prior to October 2007. Accordingly, we may receive some level of annual distributions for an undetermined period of years in the future as the monies collected that relate to entries filed prior to October 2007 are administratively finalized by U.S. Customs. Without further legislative action, we expect these distributions will eventually cease.

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

We are unable to determine, at this time, what the ultimate outcome of other litigation will be, and it is possible that further legal action, potential additional changes in the law and other factors could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007. Accordingly, we cannot predict the amount of future distributions, if any, we may receive. Any change in CDSOA distributions could affect our earnings and cash flow.

Restructuring and impairment charges could have a material adverse effect on our financial results.

We did not record any restructuring and impairment charges for the years ended June 30, 2012 and 2011, but we did record such charges totaling approximately $2.5 million in 2010. Likewise, future events may occur that could adversely affect the reported value of our assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, or a material adverse change in our relationship with significant customers.

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

Although we do not have any outstanding debt at this time, we may incur indebtedness for a variety of reasons, including acquisitions or potential changes in capitalization that might require significant cash expenditures. A consequence of such indebtedness could be a reduction in the level of our profitability due to higher interest expense. Depending on the future extent and availability of our borrowings, we could also become more vulnerable to economic downturns, require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise be unable to meet our obligations when due. For more information regarding our debt, see the “Liquidity and Capital Resources” section in Item 7 of this Annual Report on Form 10-K.

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

Increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change may result in increased compliance costs, capital expenditures and other financial obligations for us. We use natural gas, diesel fuel, and electricity in the manufacture and distribution of our products. Legislation or regulations affecting these inputs could affect our profitability. In addition, climate change legislation or regulations could affect our ability to procure needed commodities at costs and in quantities we currently experience and may require us to make additional unplanned expenditures.

We rely on the value of our brands, and the costs of maintaining and enhancing the awareness of our brands are increasing, which could have an adverse impact on our sales and profitability.

We rely on the success of our well-recognized brand names. If we are not successful in maintaining our brand recognition, this could have a material adverse effect on our business and results of operations. We intend to continue to devote resources to advertising, marketing and other brand-building efforts. The costs of maintaining our brands are increasing, and these increased costs could have a material adverse impact on our financial results.

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

As a result of recent strategic alternative activities, we currently hold various parcels of real property that are not currently used in our operations. These facilities had a total net book value at June 30, 2012 of approximately $2.2 million. In addition, we may make further specific determinations in the future with respect to additional facilities or sell other operations while retaining the associated real property. These determinations could be announced at any time. Possible adverse consequences resulting from or related to these properties may include various accounting charges, disposition costs related to the potential sale of a property, costs associated with leasing obligations, and other normal or attendant risks and uncertainties associated with holding, leasing or selling real property.

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

As of June 30, 2012, Mr. Gerlach owned or controlled approximately 30% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power also may have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.

The interests of Mr. Gerlach may conflict with the interests of other holders of our common stock.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

Certain provisions of our charter documents, including provisions limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice and provisions classifying our Board of Directors, may make it more difficult for a third party to acquire us or influence our Board of Directors. This may have the effect of delaying or preventing changes of control or management, which could have an adverse effect on the market price of our stock.

Additionally, Ohio corporate law contains certain provisions that could have the effect of delaying or preventing a change of control. The Ohio Control Share Acquisition Act found in Chapter 1701 of the Ohio Revised Code provides that certain notice and informational filings and a special shareholder meeting and voting procedures must be followed prior to consummation of a proposed “control share acquisition,” as defined in the Ohio Revised Code. Assuming compliance with the prescribed notice and information filings, a proposed control share acquisition may be accomplished only if, at a special meeting of shareholders, the acquisition is approved by both a majority of the voting power represented at the meeting and a majority of the voting power remaining after excluding the combined voting power of the “interested shares,” as defined in the Ohio Revised Code. The Interested Shareholder Transactions Act found in Chapter 1704 of the Ohio Revised Code generally prohibits certain transactions, including mergers, majority share acquisitions and certain other control transactions, with an “interested shareholder,” as defined in the Ohio Revised Code, for a three-year period after becoming an interested shareholder, unless our Board of Directors approved the initial acquisition. After the three-year waiting period, such a transaction may require additional approvals under this Act, including approval by two-thirds of our voting shares and a majority of our voting shares not owned by the interested shareholder. The application of these provisions of the Ohio Revised Code, or any similar anti-takeover law adopted in Ohio, could have the effect of delaying or preventing a change of control, which could have an adverse effect on the market price of our stock.

Also, our Board of Directors has the authority to issue up to 1,150,000 shares of Class B Voting Preferred Stock and 1,150,000 shares of Class C Nonvoting Preferred Stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the shareholders. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any Class B Voting Preferred Stock and Class C Nonvoting Preferred Stock that may be issued in the future. The Company could use these rights to put in place a shareholder rights plan, or “poison pill,” that could be used in connection with a bid or proposal of acquisition for an inadequate price.

Disruptions in the financial markets may adversely affect our ability to access capital in the future.

We may need financing in the future to conduct our operations, expand our business, or refinance future indebtedness. Disruptions in global financial markets and banking systems may make credit and capital markets more difficult for companies to access, even for some companies with established revolving or other credit facilities. Any sustained weakness in the general economic conditions and/or financial markets in the U.S. or globally could adversely affect our ability to raise capital on favorable terms or at all.

From time to time, we may rely on access to financial markets as a source of liquidity for working capital requirements, acquisitions, and general corporate purposes. Our access to funds under our revolving credit facility is dependent on the ability of the financial institutions that are parties to that facility to meet their funding commitments. The obligations of the financial institutions under our revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

Long-term volatility and disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives, or failure of significant financial institutions could adversely affect our access to the liquidity that may be needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Disruptions in the capital and credit markets could result in higher interest rates on publicly issued debt securities and increased costs under credit facilities. Continuation of these disruptions could increase interest rates and the cost of capital and could adversely affect our results of operations and financial position.

Technology failures could disrupt our operations and negatively impact our business.

We increasingly rely on information technology systems to process, transmit, and store electronic information. For example, our sales group and our production and distribution facilities utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, cyber-based attacks, and other security issues. If we are unable to adequately protect against these vulnerabilities, our operations could be disrupted or we may suffer financial damage or loss because of lost or misappropriated information.

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

The following table summarizes our locations that in total exceed 75,000 square feet of space (including aggregation of multiple facilities) and that are considered our principal manufacturing and warehousing operations:

Location	Principal Products Involved	Terms of Occupancy
Specialty Foods Segment:

Altoona, IA (1)	Frozen pasta	Owned/Leased

Bedford Heights, OH (1)	Frozen breads	Owned/Leased

Columbus, OH (1)	Sauces, dressings, dips, distribution of frozen foods	Owned/Leased

Grove City, OH	Distribution of non-frozen foods	Owned

Horse Cave, KY	Sauces, dressings, dips, frozen rolls	Owned

Luverne, AL	Frozen rolls	Owned

Milpitas, CA (2)	Sauces and dressings	Owned/Leased

Glassware and Candles Segment:

Leesburg, OH	Candles	Owned

Jackson, OH	Glassware and other miscellaneous	Owned

(1)	Part leased for term expiring in calendar year 2014
(2)	Part leased for term expiring in calendar year 2015

As a result of our past strategic alternative activities, we also hold various parcels of real property that we do not currently use in our operations. The related facilities contain in excess of 700,000 square feet.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol LANC. The following table sets forth the high and low prices for Lancaster Colony Corporation common shares and the dividends paid for each quarter of 2012 and 2011. Stock prices were provided by The NASDAQ Stock Market LLC.

			Dividends
	Stock Prices		Paid
	High	Low	Per Share
2012
First quarter	$64.15	$53.60	$.33
Second quarter	$72.04	$59.00	.36
Third quarter	$71.58	$63.27	.36
Fourth quarter	$72.42	$62.68	.36

Year			$1.41

2011
First quarter	$54.99	$43.28	$.30
Second quarter	$58.59	$46.95	.33
Third quarter	$60.80	$51.96	.33
Fourth quarter	$64.72	$56.53	.33

Year			$1.29

The number of shareholders of record as of August 17, 2012 was approximately 9,400. The highest and lowest prices for our common stock from July 1, 2012 to August 17, 2012 were $72.72 and $67.90.

We have paid dividends for 196 consecutive quarters. Future dividends will depend on our earnings, financial condition and other factors.

Issuer Purchases of Equity Securities

Our Board of Directors (“Board”) approved a share repurchase authorization of 2,000,000 shares in November 2010. Approximately 1,476,000 shares from this authorization remained authorized for future purchase at June 30, 2012. In the fourth quarter, we did not repurchase any of our common stock:

			Total Number
	Total	Average	of Shares	Maximum Number
	Number	Price	Purchased as	of Shares That May
	of Shares	Paid Per	Part of Publicly	Yet be Purchased
Period	Purchased	Share	Announced Plans	Under the Plans
April 1-30, 2012	—	$—	—	1,476,123
May 1-31, 2012	—	$—	—	1,476,123
June 1-30, 2012	—	$—	—	1,476,123

Total	—	$—	—	1,476,123

This share repurchase authorization does not have a stated expiration date.

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN

OF LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX

AND THE DOW JONES U.S. FOOD PRODUCERS INDEX

The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2007 in each of our Common Stock, the S&P Midcap 400 Index and the Dow Jones U.S. Food Producers Index. It is assumed that all dividends are reinvested.

Cumulative Total Return (Dollars)

	6/07	6/08	6/09	6/10	6/11	6/12
Lancaster Colony Corporation	100.00	74.49	111.73	138.35	161.54	193.26
S&P Midcap 400	100.00	92.66	66.70	83.32	116.14	113.43
Dow Jones U.S. Food Producers	100.00	90.89	76.53	83.00	112.29	117.21

There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the above graph.

Item 6. Selected Financial Data

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

FIVE YEAR FINANCIAL SUMMARY

(Thousands Except	Years Ended June 30
Per Share Figures)	2012	2011	2010	2009	2008
Operations
Net Sales(1)	$1,131,359	$1,089,946	$1,056,608	$1,051,491	$980,915
Gross Margin(1)	$240,111	$242,429	$270,332	$215,492	$157,341
Percent of Net Sales	21.2%	22.2%	25.6%	20.5%	16.0%
Interest Expense	$—	$—	$—	$(1,217)	$(3,076)
Percent of Net Sales	0.0%	0.0%	0.0%	0.1%	0.3%
Other Income—Continued Dumping and Subsidy Offset Act	$2,701	$14,388	$893	$8,696	$2,533
Income from Continuing Operations
Before Income Taxes(1)	$146,031	$161,506	$175,138	$137,006	$75,668
Percent of Net Sales	12.9%	14.8%	16.6%	13.0%	7.7%
Taxes Based on Income(1)	$50,223	$55,142	$60,169	$47,920	$27,229
Income from Continuing Operations(1)	$95,808	$106,364	$114,969	$89,086	$48,439
Percent of Net Sales	8.5%	9.8%	10.9%	8.5%	4.9%
Continuing Operations Diluted Income per Common Share(1)(2)	$3.51	$3.84	$4.07	$3.17	$1.64
Cash Dividends per Common Share	$1.41	$1.29	$1.185	$1.135	$1.11

Financial Position
Cash and Equivalents(1)	$191,636	$132,266	$100,890	$38,484	$19,417
Total Assets	$682,635	$622,089	$586,453	$498,481	$520,178
Working Capital	$319,068	$257,040	$239,446	$148,233	$144,925
Property, Plant and Equipment–Net(1)	$184,130	$185,282	$166,097	$170,900	$179,573
Long-Term Debt	$—	$—	$—	$—	$55,000
Property Additions(1)	$16,347	$35,343	$12,833	$11,336	$16,832
Depreciation and Amortization(1)	$20,266	$18,940	$20,533	$21,870	$24,138
Shareholders’ Equity	$564,267	$517,539	$484,908	$402,556	$359,218
Per Common Share	$20.68	$18.90	$17.21	$14.32	$12.63
Weighted Average Common Shares
Outstanding–Diluted(2)	27,265	27,689	28,174	28,044	29,496

(1)	2008 amounts exclude the impact of certain discontinued automotive operations sold in that fiscal year.
(2)	Certain prior-year figures were restated in 2010 to reflect the adoption of the provisions of a Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

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

OVERVIEW

Business Overview

Lancaster Colony Corporation is a diversified manufacturer and marketer of consumer products focusing primarily on specialty foods for the retail and foodservice markets. We also manufacture and market candles for the food, drug and mass markets. Although not material to our consolidated operations, we are also engaged in the distribution of various products, including glassware and candles, to commercial markets. Our operations are organized in two reportable segments: “Specialty Foods” and “Glassware and Candles.” The sales of each segment are predominately domestic.

In recent years, our strategy has shifted away from operating businesses in a variety of industries towards emphasizing the growth and success we have achieved in our Specialty Foods segment. In 2012, approximately 87% of our consolidated net sales and effectively all of our operating income were derived from the Specialty Foods segment. For perspective, in 2002, our Specialty Foods segment comprised approximately 51% and 85% of our reported consolidated net sales and operating income, respectively.

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

As has occasionally been required to support future growth opportunities, we have historically made substantial capital investments to support our existing food operations, such as the construction of a new frozen yeast roll facility in Horse Cave, Kentucky that began operations in 2008 and was significantly expanded through a project that was completed in June 2011. This facility has helped accommodate potential future sales growth and also provided greater manufacturing efficiencies. Based on our current plans and expectations, we believe that our total capital expenditures for 2013 will be approximately $22 million.

Summary of 2012 Results

Consolidated net sales reached approximately $1,131 million during 2012, increasing by approximately 4% as compared to prior-year net sales of $1,090 million, driven by growth coming from our Specialty Foods segment, as partially offset by a decline in Glassware and Candles segment sales. The Specialty Foods segment’s increase reflected higher retail and foodservice sales. The decrease in sales of the Glassware and Candles segment primarily reflected lower candle volumes.

Gross margin decreased 1% to approximately $240.1 million from the prior-year comparable total of $242.4 million. Comparatively higher raw-material costs, as well as a less favorable sales mix and higher freight costs within the Specialty Foods segment, contributed to the lower gross margin.

Overall results were also affected by the funds received under CDSOA. In 2012, we received approximately $2.7 million under CDSOA, as compared to approximately $14.4 million in 2011 and approximately $0.9 million in 2010. For a more-detailed discussion of CDSOA, see the subcaption “Other Income – Continued Dumping and Subsidy Offset Act” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Net income totaled approximately $95.8 million in 2012, or $3.51 per diluted share, compared to net income of $106.4 million, or $3.84 per diluted share, in 2011. Net income in 2010 totaled approximately $115.0 million, or $4.07 per diluted share.

Looking Forward

Factors that will affect our future performance include the impact of several recently-introduced retail food products, as well as the expansion of existing product lines with current customers or into new geographic markets. We will also continue to review acquisition opportunities within the Specialty Foods segment that are consistent with our growth strategy and represent good value or otherwise provide significant strategic benefits. However, unsettled economic conditions affecting consumer and retailer buying patterns, as well as recent drought conditions adversely affecting domestic crop yields, are among the many influences that may impact our ability to improve sales and operating margins in the coming year.

Within our Specialty Foods segment, we anticipate that our overall material input costs should begin the year somewhat below the comparable 2012 levels. It is possible that future changes in the economy and regulatory environment could cause increases in these costs. To help offset or stabilize the impact of such increases, we have historically pursued various pricing actions and operational strategies that we believe will aid our future results. For example, as part of our cost reduction efforts, we consolidated our Wilson, New York and Atlanta, Georgia production operations into our other existing facilities in the second quarter of 2010 and early 2009, respectively. Further, the 2011 expansion of our frozen roll capacity has improved, and is expected to further improve, production throughput. We are also continuing to limit some of our exposure to volatile swings in food commodity costs through a structured purchasing program for certain future requirements.

With respect to our Glassware and Candles segment, in 2012 we experienced lower sales levels, especially for holiday products, as some lower-margin business was not retained. Looking forward to 2013 influences, we expect growth in our seasonal sales and higher production levels.

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

REVIEW OF CONSOLIDATED OPERATIONS

Segment Sales Mix

The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2012	2011	2010
Segment Sales Mix:
Specialty Foods	87%	85%	85%
Glassware and Candles	13%	15%	15%

Net Sales and Gross Margin

		Year Ended
		June 30		Change
(Dollars in thousands)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Net Sales
Specialty Foods	$988,937	$922,856	$893,256	$66,081	7%	$29,600	3%
Glassware and Candles	142,422	167,090	163,352	(24,668)	(15)%	3,738	2%

Total	$1,131,359	$1,089,946	$1,056,608	$41,413	4%	$33,338	3%

Gross Margin	$240,111	$242,429	$270,332	$(2,318)	(1)%	$(27,903)	(10)%

Gross Margin as a Percentage of Net Sales	21.2%	22.2%	25.6%

Consolidated net sales for the year ended June 30, 2012 increased by approximately 4% to approximately $1,131 million from the prior-year total of approximately $1,090 million. In 2012, increased sales within the Specialty Foods segment were partially offset by lower sales within the Glassware and Candles segment. The Specialty Foods segment’s increase reflected higher retail and foodservice sales. Higher pricing totaled approximately 4% of segment net sales for 2012. Retail sales also reflected the incremental benefit from some recently introduced food products. The segment’s foodservice sales also increased on expanded volumes associated with programs among existing customers. The decrease in sales of the Glassware and Candles segment primarily reflected lower candle volumes. In 2012, we exited certain lower-margin business, including some seasonal candle programs. Higher pricing helped to offset some of these declines. Consolidated net sales for the year ended June 30, 2011 increased by approximately 3% over the 2010 total of approximately $1,057 million, which reflected growth in both operating segments. The Specialty Foods segment’s increase reflected higher foodservice sales, which were partially offset by lower retail sales. The foodservice sales increase resulted from both higher pricing and new programs with some large restaurant chains. The decline in retail sales was influenced by the exiting of less profitable dressing lines midway through 2010, the loss of product placement for certain produce dips at one customer and generally weak retail market conditions. The increase in sales of the Glassware and Candles segment primarily reflected higher candle volumes from product placement into new accounts that began in the fourth quarter of 2010.

Our gross margin as a percentage of net sales was approximately 21.2% in 2012 compared with 22.2% in 2011 and 25.6% in 2010. Gross margin percentages in the Specialty Foods segment declined in 2012, reflecting a somewhat less favorable sales mix, as well as comparatively higher costs for a wide variety of raw materials (especially for soybean oil and flour) and freight, as partially offset by higher pricing. In the Glassware and Candles segment, gross margin percentages improved slightly primarily due to the impact of higher pricing and an improved sales mix. These factors were somewhat mitigated by higher wax costs, lower sales and reduced production levels. For 2011, as a percentage of net sales, higher material costs were estimated to have impacted gross margin comparisons by approximately 3%. In the Specialty Foods segment, gross margin percentages declined in 2011, reflecting broadly-higher ingredient and freight costs and a less favorable sales mix. Gross margin percentages in the Glassware and Candles segment declined in 2011 due to higher wax costs and, to a lesser extent, lower production volumes.

Selling, General and Administrative Expenses

		Year Ended
		June 30		Change
(Dollars in thousands)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Selling, General and Administrative Expenses	$96,824	$95,425	$93,821	$1,399	1%	$1,604	2%

SG&A Expense as a Percentage of Net Sales	8.6%	8.8%	8.9%

Selling, general and administrative expenses for 2012 totaled approximately $96.8 million and increased 1% as compared with the 2011 total of $95.4 million, which had increased 2% from the 2010 total of $93.8 million. The 2012 increase was influenced by the higher levels of food sales. For 2011, higher sales-based expenses, increased compensation expense and greater consumer-directed marketing costs contributed to the overall increase, although as a percentage of net sales the 2011 expenses were comparable to 2010.

Restructuring and Impairment Charges

In 2010, we closed our dressings and sauces manufacturing operation located in Wilson, New York. During 2010, we recorded restructuring charges of approximately $2.3 million ($1.5 million after taxes) within the Specialty Foods segment. This closure was essentially complete at December 31, 2009. We do not expect any other costs or cash expenditures related to this closure.

Operating Income

		Year Ended
		June 30		Change
(Dollars in thousands)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Operating Income
Specialty Foods	$151,479	$155,218	$176,194	$(3,739)	(2)%	$(20,976)	(12)%
Glassware and Candles	2,105	3,764	9,445	(1,659)	(44)%	(5,681)	(60)%
Corporate Expenses	(10,297)	(11,978)	(11,440)	1,681	(14)%	(538)	5%

Total	$143,287	$147,004	$174,199	$(3,717)	(3)%	$(27,195)	(16)%

Operating Income as a Percentage of Net Sales
Specialty Foods	15.3%	16.8%	19.7%
Glassware and Candles	1.5%	2.3%	5.8%
Consolidated	12.7%	13.5%	16.5%

Due to the factors discussed above, consolidated operating income for 2012 totaled approximately $143.3 million, a 3% decrease from 2011 operating income of $147.0 million. The 2011 total had decreased 16% from 2010 operating income totaling approximately $174.2 million. See further discussion of operating results by segment following the discussion of “Net Income” below.

Other Income – Continued Dumping and Subsidy Offset Act

CDSOA provides for the distribution of monies collected by U.S. Customs from anti-dumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $2.7 million, $14.4 million and $0.9 million in 2012, 2011 and 2010, respectively. CDSOA remittances have related to certain candles being imported from the People’s Republic of China.

CDSOA provisions for remittances apply only to duties collected on products imported prior to October 2007. Accordingly, we may receive some level of annual distributions for an undetermined period of years in the future as the monies collected that relate to entries filed prior to October 2007 are administratively finalized by U.S. Customs. Without further legislative action, we expect these distributions will eventually cease.

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

We are unable to determine, at this time, what the ultimate outcome of other litigation will be, and it is possible that further legal action, potential additional changes in the law and other factors could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007. Accordingly, we cannot predict the amount of future distributions, if any, we may receive. Any change in CDSOA distributions could affect our earnings and cash flow.

Interest Income and Other – Net

Interest income and other was income of less than $0.1 million, approximately $0.1 million and less than $0.1 million in 2012, 2011 and 2010, respectively.

Income Before Income Taxes

As affected by the factors discussed above, our income before income taxes for 2012 of approximately $146.0 million decreased 10% from the 2011 total of $161.5 million. The 2010 total income before income taxes was approximately $175.1 million. Our effective tax rate was 34.4%, 34.1% and 34.4% in 2012, 2011 and 2010, respectively.

Net Income

Net income for 2012 of approximately $95.8 million decreased from 2011 net income of $106.4 million. Net income was approximately $115.0 million in 2010. Diluted net income per share totaled approximately $3.51 in 2012, a 9% decrease from the prior-year total of $3.84. The latter amount was 6% lower than 2010 diluted earnings per share of $4.07. Income per share in each of the last three years has been beneficially affected by share repurchases, which have totaled approximately $55.8 million over the three-year period ended June 30, 2012.

SEGMENT REVIEW – SPECIALTY FOODS

During 2012, net sales of the Specialty Foods segment set a new record level, surpassing the previous record set in 2011. Net sales for 2012 totaled approximately $988.9 million, an increase from the 2011 total of $922.9 million. Sales for 2011 increased 3% from the 2010 total of approximately $893.3 million. Operating income of approximately $151.5 million decreased 2% from the 2011 level of $155.2 million. Comparatively higher costs for raw materials and freight were primarily responsible for the lower level of operating income. The percentage of retail customer sales within the segment was approximately 52% during 2012 and 2011, compared to 53% in 2010.

In 2012, net sales of the Specialty Foods segment increased approximately 7%. Higher product pricing totaled approximately 4% of segment net sales. The retail sales increase of over 5% also reflected the incremental benefit from some recently introduced food products. The segment’s foodservice sales increased approximately 9% on expanded volumes associated with programs among existing customers. In 2011, net sales of the Specialty Foods segment increased by approximately 3%. Contribution from higher pricing was approximately 1% of net sales. The segment’s foodservice net sales rose approximately 9% in 2011 on increased volumes, particularly from new programs with existing large chain restaurants, and higher pricing. Retail net sales declined approximately 1% in 2011 as influenced by the prior year rationalization of some product lines associated with the mid-year 2010 closing of one of our dressing facilities. Also, sales of produce dips declined, reflecting a weaker category and the loss of placement for certain products at one of our customers. Mitigating these 2011 declines were increased retail sales of frozen rolls and the success of several recently-introduced products.

Operating income of the Specialty Foods segment in 2012 totaled approximately $151.5 million, a 2% decrease from the 2011 level of $155.2 million. The 2011 level decreased 12% from the 2010 record level of $176.2 million. The 2012 decrease reflected a somewhat less favorable sales mix, as well as comparatively higher costs for a wide variety of raw materials (especially for soybean oil and flour) and freight, as partially offset by higher pricing. We estimate that higher material costs in 2012 adversely affected comparative results by approximately 5% of segment net sales. The 2011 decrease reflected broadly higher ingredient and freight costs, a less favorable sales mix and increased marketing costs. We estimate that higher material costs in 2011 adversely affected the segment’s comparative results by approximately 3% of net sales.

SEGMENT REVIEW – GLASSWARE AND CANDLES

Glassware and Candles segment net sales totaled approximately $142.4 million during 2012, as compared to $167.1 million in 2011 and $163.4 million in 2010. The 2012 decrease primarily reflected lower candle volumes. In 2012, we exited certain lower-margin business, including some seasonal candle programs. Higher pricing helped to offset some of the 2012 volume declines. The 2011 increase reflected higher candle sales volumes, mainly product placement into new accounts that began in the fourth quarter of 2010.

The segment recorded operating income of approximately $2.1 million in 2012, $3.8 million in 2011 and $9.4 million in 2010. The 2012 decrease reflected higher wax costs, lower sales and reduced production levels. These factors were somewhat mitigated by modestly higher pricing and an improved sales mix. In 2011, despite the benefits of achieving higher sales volumes, operating results were adversely affected by higher wax costs and, to a lesser extent, lower production volumes. We estimate that higher wax costs in the Glassware and Candles segment adversely affected the segment’s comparative results in 2012 by over 1% of net sales, and by approximately 5% of 2011 net sales compared to 2010.

CORPORATE EXPENSES

The 2012 corporate expenses totaled approximately $10.3 million as compared to $12.0 million in 2011 and $11.4 million in 2010. The 2012 decrease reflected lower expenses related to real estate available for sale. The increase in expenses in 2011 from 2010 related to increased professional fees and personnel related costs.

FINANCIAL CONDITION

Liquidity and Capital Resources

In order to ensure that our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and share repurchases, we will need to maintain sufficient flexibility in our future capital structure. Our balance sheet retained fundamental financial strength during 2012, and we ended the year with approximately $191.6 million in cash and equivalents, along with shareholders’ equity of approximately $564 million and no debt.

Under our unsecured revolving credit facility, we may borrow up to a maximum of $120 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at June 30, 2012. At June 30, 2012, we had approximately $6.2 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility. The facility expires in April 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.

The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2012, we were in compliance with all applicable provisions and covenants of the facility, and we exceeded the requirements of the financial covenants by substantial margins.

We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At June 30, 2012, we were not aware of any event that would constitute a default under the facility.

We believe that internally generated funds and our existing balances in cash and equivalents, in addition to our currently available bank credit arrangements, should be adequate to meet our foreseeable cash requirements. If we were to borrow outside of our credit facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.

For additional information regarding our credit facility, see Note 4 to the consolidated financial statements.

Cash Flows

		Year Ended June 30		Change
(Dollars in thousands)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Provided by Operating Activities	$122,447	$147,454	$107,691	$(25,007)	(17)%	$39,763	37%
Used in Investing Activities	$(16,599)	$(35,758)	$(14,100)	$19,159	54%	$(21,658)	(154)%
Used in Financing Activities	$(46,478)	$(80,320)	$(31,185)	$33,842	42%	$(49,135)	(158)%

Our cash flows for the years 2010 through 2012 are presented in the Consolidated Statements of Cash Flows. Cash flow generated from operations remains the primary source of financing for our internal growth. Cash provided by operating activities in 2012 totaled approximately $122.4 million, a decrease of 17% as compared with the prior-year total of $147.5 million, which increased from the 2010 total of $107.7 million. The 2012 decrease in cash provided by operating activities reflected relative changes in working capital, particularly accounts receivable, as well as lower net income. The 2011 increase reflected favorable changes in working capital, especially within accounts receivable, inventory and other current assets, as partially offset by the decrease in net income. Most notably, consolidated inventories declined approximately $10 million in 2011, despite broadly higher material costs, due to a reduced need for building seasonal inventories.

Cash used in investing activities totaled approximately $16.6 million in 2012, $35.8 million in 2011 and $14.1 million for 2010. The 2012 decrease in cash used in investing activities reflected a lower level of capital expenditures. The 2011 increase reflected a higher level of capital expenditures in 2011 due to the expansion of our frozen yeast roll facility in Kentucky, which was substantially completed in June 2011. Capital expenditures totaled approximately $16.3 million in 2012, compared to $35.3 million in 2011 and $12.8 million in 2010. Capital spending allocations during 2012 by segment approximated 92% for Specialty Foods, 5% for Glassware and Candles and 3% for Corporate. Based on our current plans and expectations, we believe that our total capital expenditures for 2013 will be approximately $22 million.

Financing activities used net cash totaling approximately $46.5 million, $80.3 million and $31.2 million in 2012, 2011 and 2010, respectively. The 2012 decrease in cash used in financing activities was due to a lower level of share repurchases, as partially offset by an increase in dividend payments. The 2011 increase reflected a higher level of share repurchases, lower proceeds from the exercise of stock awards and a lower cash overdraft balance. The total payment for cash dividends for the year ended June 30, 2012 was approximately $38.5 million. The dividend payout rate for 2012 was $1.41 per share as compared to $1.29 per share during 2011, and $1.185 per share in 2010. This past fiscal year marked the 49th consecutive year in which our dividend rate was increased. Cash utilized for share repurchases totaled approximately $8.3 million, $43.1 million and $4.4 million in 2012, 2011 and 2010, respectively. Our Board approved a share repurchase authorization of 2,000,000 shares in November 2010. Approximately 1,476,000 shares from this authorization remained authorized for future purchase at June 30, 2012.

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

We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of June 30, 2012 and future minimum lease payments for the use of property and equipment under operating lease agreements.

The following table summarizes our contractual obligations as of June 30, 2012 (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$11,529	$4,147	$5,880	$897	$605
Purchase Obligations (2)	133,231	127,285	5,946	—	—
Other Noncurrent Liabilities (as reflected on Consolidated Balance Sheet) (3)	2,632	—	2,632	—	—

Total	$147,392	$131,432	$14,458	$897	$605

(1)	Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 10 to the consolidated financial statements for further information.
(2)	Purchase obligations represent purchase orders and longer-term purchase arrangements related to the procurement of raw materials, supplies, services, and property, plant and equipment.
(3)	This amount does not include approximately $29.0 million of other noncurrent liabilities recorded on the balance sheet, which consist of the underfunded pension liability, other post employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation. These items are excluded, as it is not certain when these liabilities will become due. See Notes 5, 7, 8 and 9 to the consolidated financial statements for further information.

IMPACT OF INFLATION

In recent years, we have been exposed to significant fluctuations in certain manufacturing input costs, including materials such as food commodities and paraffin wax. In 2012, we experienced comparatively higher costs for a wide variety of raw materials (especially for soybean oil, flour and paraffin wax). In 2011, we experienced comparatively higher ingredient costs (including for soybean oil, dairy products, sugar, eggs and paraffin wax). We estimate that higher material costs adversely affected our 2012 and 2011 results by approximately 4% and 3% of net sales, respectively. We also experienced higher distribution costs, which were, in part, influenced by higher diesel costs. Entering 2013, we expect that our overall material costs may compare somewhat favorably, at least over the first six months of the year.

Over the course of 2012 and 2011, we were generally able to adjust various selling prices of food products to partially offset the effects of increased raw-material costs. However, these adjustments generally lagged the increase in our costs, having a net negative impact on our 2012 and 2011 operating margins. Our 2013 operating results will also be impacted by our ability to offset any resumption of higher input costs through pricing adjustments with our customers.

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

Accounting for Pension Plans and Other Postretirement Benefit Plans

To determine our ultimate obligation under our defined benefit pension plans and our other postretirement benefit plans, we must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. To record the related net assets and obligation of such benefit plans, we use assumptions related to inflation, investment returns, mortality, employee turnover, medical costs and discount rates. To determine the discount rate, we, along with our third-party actuaries, considered several factors, including the June 30, 2012 rates of various bond indices, such as the Moody’s Aa long-term bond index, yield curve analysis results from our actuaries based on expected cash flows of our plans, and the past history of discount rates used for the plan valuation. We, along with our third-party actuaries, review all of these assumptions on an ongoing basis to ensure that the most reasonable information available is being considered. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements. We recognize the overfunded or underfunded status of our defined benefit plans as an asset or liability in our Consolidated Balance Sheet. Any changes in that funded status caused by subsequent plan revaluations are recognized through comprehensive income. We may also experience future plan settlements or curtailments having unanticipated effects on operating results.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 11-12”). This ASU indefinitely defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income as set forth in ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 11-05”). ASU 11-12 has the

same effective date as the unaffected provisions of ASU 11-05, for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As this update is merely a deferral, it will have no impact on our financial position or results of operations.

In June 2011, the FASB issued ASU 11-05. This ASU amends current comprehensive income guidance to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 11-05 will be effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As noted above, portions of this ASU relating to reclassifications were indefinitely deferred with the issuance of ASU 11-12. We will adopt the presentation provisions of this guidance in the first quarter of fiscal 2013 and, as such, there will be no impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment” (“ASU 11-08”). This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. ASU 11-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We will adopt this guidance in fiscal 2013, but because the measurement of a potential impairment loss has not changed, the amended standards will not have an effect on our consolidated financial statements.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In 2012, we adopted the provisions of ASU No. 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans: Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 11-09”). This ASU requires that employers provide additional separate quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. These additional disclosures are included in Note 9 to the consolidated financial statements.

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

Items which could impact these forward-looking statements include, but are not limited to:

•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	efficiencies in plant operations, including the ability to optimize overhead utilization in candle operations;

•	price and product competition;

•	the uncertainty regarding the effect or outcome of any decision to explore further strategic alternatives among our nonfood operations;

•	fluctuations in the cost and availability of raw materials;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	maintenance of competitive position with respect to other manufacturers, including import sources of production;

•	dependence on key personnel;

•	stability of labor relations;

•	dependence on contract copackers and limited or exclusive sources for certain goods;

•	legislation and litigation affecting the future administration of the Continued Dumping and Subsidy Offset Act of 2000;

•	access to any required financing;

•	unknown costs relating to the holding or disposition of idle real estate;

•	changes in estimates in critical accounting judgments;

•	the outcome of any litigation or arbitration; and

•	certain other factors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risks primarily from changes in interest rates and ingredient prices. We have not had exposure to market risk associated with derivative financial instruments or derivative commodity instruments.

INTEREST RATE RISK

We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Rates under our credit facility are set at the time of each borrowing and are based on predetermined formulas connected to certain benchmark rates. Increases in these rates could have an adverse impact on our earnings and cash flows. At the end of 2012, we had no borrowings outstanding under our credit facility. The nature and amount of our borrowings may vary as a result of business requirements, acquisitions, market conditions and other factors.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Lancaster Colony Corporation

We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the table of contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio

August 29, 2012

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
(Amounts in thousands, except share data)	2012	2011
ASSETS
Current Assets:
Cash and equivalents	$191,636	$132,266
Receivables (less allowance for doubtful accounts, 2012-$678; 2011-$570)	73,326	63,762
Inventories:
Raw materials	36,005	36,785
Finished goods and work in process	73,699	75,100

Total inventories	109,704	111,885
Deferred income taxes and other current assets	17,073	25,283

Total current assets	391,739	333,196

Property, Plant and Equipment:
Land, buildings and improvements	140,337	141,175
Machinery and equipment	276,951	263,449

Total cost	417,288	404,624
Less accumulated depreciation	233,158	219,342

Property, plant and equipment-net	184,130	185,282

Other Assets:
Goodwill	89,840	89,840
Other intangible assets-net	7,267	8,350
Other noncurrent assets	9,659	5,421

Total	$682,635	$622,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,708	$42,570
Accrued liabilities	31,963	33,586

Total current liabilities	72,671	76,156
Other Noncurrent Liabilities	31,627	13,646
Deferred Income Taxes	14,070	14,748
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding, 2012-27,286,861 shares; 2011-27,385,781 shares	100,015	97,197
Retained earnings	1,208,027	1,150,683
Accumulated other comprehensive loss	(12,162)	(7,043)
Common stock in treasury, at cost	(731,613)	(723,298)

Total shareholders’ equity	564,267	517,539

Total	$682,635	$622,089

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30
(Amounts in thousands, except per share data)	2012	2011	2010
Net Sales	$1,131,359	$1,089,946	$1,056,608

Cost of Sales	891,248	847,517	786,276

Gross Margin	240,111	242,429	270,332

Selling, General and Administrative Expenses	96,824	95,425	93,821

Restructuring and Impairment Charges	—	—	2,312

Operating Income	143,287	147,004	174,199

Other Income:
Other income-Continued Dumping and Subsidy Offset Act	2,701	14,388	893
Interest income and other-net	43	114	46

Income Before Income Taxes	146,031	161,506	175,138

Taxes Based on Income	50,223	55,142	60,169

Net Income	$95,808	$106,364	$114,969

Net Income Per Common Share:
Basic	$3.51	$3.84	$4.08
Diluted	$3.51	$3.84	$4.07

Weighted Average Common Shares Outstanding:
Basic	27,233	27,664	28,144
Diluted	27,265	27,689	28,174

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30
(Amounts in thousands)	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$95,808	$106,364	$114,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,266	18,940	20,533
Deferred income taxes and other noncash changes	5,147	8,680	1,783
Stock-based compensation expense	2,922	2,297	1,632
Restructuring and impairment charges	—	—	677
(Gain) loss on sale of property	(92)	14	(40)
Pension plan activity	(1,122)	(1,326)	(289)
Changes in operating assets and liabilities:
Receivables	(8,763)	3,615	(7,421)
Inventories	2,181	9,624	(19,166)
Other current assets	5,536	317	(6,755)
Accounts payable and accrued liabilities	564	(1,071)	1,768

Net cash provided by operating activities	122,447	147,454	107,691

Cash Flows From Investing Activities:
Payments on property additions	(16,347)	(35,343)	(12,833)
Proceeds from sale of property	895	19	69
Other-net	(1,147)	(434)	(1,336)

Net cash used in investing activities	(16,599)	(35,758)	(14,100)

Cash Flows From Financing Activities:
Purchase of treasury stock	(8,315)	(43,103)	(4,398)
Payment of dividends	(38,464)	(35,696)	(33,430)
Proceeds from the exercise of stock awards, including tax benefits	301	479	4,643
(Decrease) increase in cash overdraft balance	—	(2,000)	2,000

Net cash used in financing activities	(46,478)	(80,320)	(31,185)

Net change in cash and equivalents	59,370	31,376	62,406
Cash and equivalents at beginning of year	132,266	100,890	38,484

Cash and equivalents at end of year	$191,636	$132,266	$100,890

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands,	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
except per share data)	Shares	Amount
Balance, June 30, 2009	28,102	$88,962	$998,476	$(9,085)	$(675,797)	$402,556

Net income			114,969			114,969
Net pension and postretirement benefit losses, net of ($430) tax effect				(712)		(712)

Comprehensive income						114,257

Cash dividends—common stock ($1.185 per share)			(33,430)			(33,430)
Purchase of treasury stock	(80)				(4,398)	(4,398)
Stock-based plans, including excess tax benefits	146	4,274				4,274
Stock-based compensation expense		1,649				1,649

Balance, June 30, 2010	28,168	94,885	1,080,015	(9,797)	(680,195)	484,908

Net income			106,364			106,364
Net pension and postretirement benefit gains, net of $1,776 tax effect				2,754		2,754

Comprehensive income						109,118

Cash dividends—common stock ($1.29 per share)			(35,696)			(35,696)
Purchase of treasury stock	(810)				(43,103)	(43,103)
Stock-based plans, including excess tax benefits	28	(4)				(4)
Stock-based compensation expense		2,316				2,316

Balance, June 30, 2011	27,386	97,197	1,150,683	(7,043)	(723,298)	517,539

Net income			95,808			95,808
Net pension and postretirement benefit losses, net of ($3,000) tax effect				(5,119)		(5,119)

Comprehensive income						90,689

Cash dividends—common stock ($1.41 per share)			(38,464)			(38,464)
Purchase of treasury stock	(143)				(8,315)	(8,315)
Stock-based plans, including excess tax benefits	44	(104)				(104)
Stock-based compensation expense		2,922				2,922

Balance, June 30, 2012	27,287	$100,015	$1,208,027	$(12,162)	$(731,613)	$564,267

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

Cash and Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amounts of our cash and equivalents approximate fair value due to their short maturities. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. When such negative balances exist, they are included in other accrued liabilities.

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Inventories

Inventories are valued at the lower of cost or market and are costed by various methods that approximate actual cost on a first-in, first-out basis. It is not practicable to segregate work in process from finished goods inventories. We estimated that work in process inventories as a percentage of the combined total of finished goods and work in process inventories at June 30 were as follows:

	2012	2011
Work in process as a percentage of the combined total of finished goods and work in process	3%	4%

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

Purchases of property, plant and equipment included in accounts payable and excluded from the property additions and the change in accounts payable in the Consolidated Statement of Cash Flows at June 30 were as follows:

	2012	2011	2010
Construction in progress in accounts payable	$687	$45	$90

The following table sets forth depreciation expense in each of the years ending June 30:

	2012	2011	2010
Depreciation expense	$17,767	$15,961	$17,049

Held for Sale

As a result of various prior-years’ restructuring and divestiture activities, we have certain “held for sale” properties with a total net book value of approximately $2.2 million at June 30, 2012. We have classified approximately $0.1 million of these “held for sale” assets as current assets and they are included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. The remaining balance of approximately $2.1 million is included in Other Noncurrent Assets. In accordance with GAAP for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale and evaluated for potential impairment.

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

Goodwill and Intangible Assets

As of July 1, 2002, goodwill is no longer being amortized. Intangible assets with lives restricted by contractual, legal, or other means continue to be amortized on a straight-line basis over their useful lives to general and administrative expense. As of April 30, 2012 and 2011 we completed our goodwill impairment testing, and have determined that our estimated fair value was substantially in excess of the related carrying

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

value. We periodically evaluate the future economic benefit of the recorded goodwill and intangible assets when events or circumstances indicate potential recoverability concerns. Carrying amounts are adjusted appropriately when determined to have been impaired. See further discussion regarding year-end balances and disclosure in Note 2.

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

Shareholders’ Equity

We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock without par value and 1,150,000 shares of Class C Nonvoting Preferred Stock without par value. Our Board approved a share repurchase authorization of 2,000,000 shares in November 2010. Approximately 1,476,000 shares remained authorized for future purchase at June 30, 2012.

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

	2012	2011	2010
Advertising expense as a percentage of net sales	2%	2%	2%

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Other Income

During 2012, we received approximately $2.7 million from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) compared to $14.4 million received in 2011 and $0.9 million received in 2010. We recognize CDSOA-related income upon receiving notice from the U.S. Department of Homeland Security regarding its intent to remit a specific amount to us. These amounts were recorded as other income in the accompanying consolidated financial statements. See further discussion in Note 11.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in numerous domestic jurisdictions.

Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets will be realized and thus we have not recorded any valuation allowance for the years ended June 30, 2012 or 2011.

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	2012	2011	2010
Net income	$95,808	$106,364	$114,969
Net income available to participating securities	(177)	(146)	(198)

Net income available to common shareholders	$95,631	$106,218	$114,771

Weighted average common shares outstanding:
Basic	27,233	27,664	28,144
Incremental share effect from:
Stock options	—	—	3
Restricted stock	4	5	6
Stock-settled stock appreciation rights	28	20	21

Diluted	27,265	27,689	28,174

Net income per common share:
Basic	$3.51	$3.84	$4.08
Diluted	$3.51	$3.84	$4.07

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets – net income and other comprehensive income (loss). Included in other comprehensive income (loss) are pension and postretirement benefits adjustments.

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 11-12”). This ASU indefinitely defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income as set forth in ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 11-05”). ASU 11-12 has the same effective date as the unaffected provisions of ASU 11-05, for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As this update is merely a deferral, it will have no impact on our financial position or results of operations.

In June 2011, the FASB issued ASU 11-05. This ASU amends current comprehensive income guidance to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 11-05 will be effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As noted above, portions of this ASU relating to reclassifications were indefinitely deferred with the issuance of ASU 11-12. We will adopt the presentation provisions of this guidance in the first quarter of fiscal 2013 and, as such, there will be no impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment” (“ASU 11-08”). This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. ASU 11-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

early adoption permitted. We will adopt this guidance in fiscal 2013, but because the measurement of a potential impairment loss has not changed, the amended standards will not have an effect on our consolidated financial statements.

Note 2 – Goodwill and Other Intangible Assets

Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at June 30, 2012 and 2011.

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment, at June 30:

	2012	2011
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(196)	(186)

Net Carrying Value	$174	$184

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(5,927)	(4,991)

Net Carrying Value	$7,093	$8,029

Non-compete Agreements (5 to 8-year life)
Gross carrying value	$1,540	$1,540
Accumulated amortization	(1,540)	(1,403)

Net Carrying Value	$—	$137

Total Net Carrying Value	$7,267	$8,350

Amortization expense relating to these assets in each of the years ending June 30 was as follows:

	2012	2011	2010
Amortization expense	$1,083	$1,164	$1,164

Total annual amortization expense for each of the next five years is estimated to be as follows:

2013	$946
2014	$946
2015	$946
2016	$775
2017	$604

Note 3 – Accrued Liabilities

Accrued liabilities at June 30 were composed of:

	2012	2011
Accrued compensation and employee benefits	$18,925	$23,623
Accrued distribution	5,789	3,931
Accrued taxes	1,607	1,490
Accrued marketing	639	1,616
Other	5,003	2,926

Total accrued liabilities	$31,963	$33,586

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Note 4 – Long-Term Debt

At June 30, 2011, we had an unsecured revolving credit facility under which we could borrow up to a maximum of $160 million at any one time, with the potential to expand the total credit availability to $260 million based on obtaining consent of the issuing bank and certain other conditions.

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

At June 30, 2012 and 2011, we had no borrowings outstanding under these facilities. At June 30, 2012, we had approximately $6.2 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the New Credit Agreement. We paid no interest in 2012 and 2011. At June 30, 2012 and 2011, we were in compliance with all applicable provisions and covenants of these facilities, and we exceeded the requirements of the financial covenants by substantial margins. At June 30, 2012, we were not aware of any event that would constitute a default under the facility.

The New Credit Agreement contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions. There are two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a consolidated leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT (as defined more specifically in the New Credit Agreement) by Consolidated Interest Expense (as defined more specifically in the New Credit Agreement), and the leverage ratio is calculated by dividing Consolidated Debt (as defined more specifically in the New Credit Agreement) by Consolidated EBITDA (as defined more specifically in the New Credit Agreement.)

Note 5 – Income Taxes

We and our domestic subsidiaries file a consolidated Federal income tax return. Taxes based on income for the years ended June 30 have been provided as follows:

	2012	2011	2010
Currently payable:
Federal	$41,214	$43,140	$55,422
State and local	4,116	4,542	3,933

Total current provision	45,330	47,682	59,355
Deferred Federal, state and local provision	4,893	7,460	814

Total taxes based on income	$50,223	$55,142	$60,169

Certain tax benefits recorded directly to common stock for each of the years ending June 30 were as follows:

	2012	2011	2010
Tax benefits recorded directly to common stock	$301	$479	$674

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

For the years ended June 30, our effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes	2.0%	1.9%	1.5%
ESOP dividend deduction	(0.2)%	(0.2)%	(0.1)%
Domestic manufacturing deduction	(2.5)%	(2.5)%	(1.9)%
Other	0.1%	(0.1)%	(0.1)%

Effective rate	34.4%	34.1%	34.4%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 were comprised of:

	2012	2011
Deferred tax assets:
Inventories	$2,774	$4,101
Employee medical and other benefits	13,201	9,459
Receivable and other allowances	4,699	4,423
Other accrued liabilities	2,869	3,437

Total deferred tax assets	23,543	21,420

Deferred tax liabilities:
Property, plant and equipment	(20,744)	(16,516)
Goodwill	(3,427)	(3,083)
Other	(274)	(830)

Total deferred tax liabilities	(24,445)	(20,429)

Net deferred tax (liability) asset	$(902)	$991

Net current deferred tax assets and prepaid Federal, state and local income taxes were included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. The related balances at June 30 were as follows:

	2012	2011
Net current deferred tax assets	$13,168	$15,739
Prepaid Federal, state and local income taxes	$1,958	$8,140

Cash payments for income taxes for each of the years ending June 30 were as follows:

	2012	2011	2010
Cash payments for income taxes	$38,726	$47,598	$66,236

The gross tax contingency reserve at June 30, 2012 was approximately $1.9 million. The unrecognized tax benefits recorded as the gross tax contingency reserve noted in the following table for June 30, 2012 and 2011 would affect our effective tax rate, if recognized.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The following table sets forth changes in our total gross tax contingency reserve (including interest and penalties):

	2012	2011
Balance, beginning of year	$1,795	$1,921
Tax positions related to current year:
Additions	17	18
Reductions	—	—
Tax positions related to prior years:
Additions	149	455
Reductions	(22)	(599)

Balance, end of year	$1,939	$1,795

We classified approximately $0.1 million of the gross tax contingency reserve at June 30, 2012 as current liabilities as these amounts are expected to be resolved within the next 12 months. The remaining liability of approximately $1.8 million was included in long-term liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations.

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

We recognize interest and penalties related to these tax liabilities in income tax expense. For each of the years ended June 30, we recognized the change in the accrual for net tax-related interest and penalties as follows:

	2012	2011
Expense recognized for the net tax-related interest and penalties	$120	$96

We had accrued interest and penalties at June 30 as follows:

	2012	2011
Accrued interest and penalties included in the gross tax contingency reserve	$922	$802

We file income tax returns in the U.S. and various state and local jurisdictions. With limited exceptions, we are no longer subject to examination of U.S. Federal or state and local income taxes for years prior to 2009.

The American Jobs Creation Act provided a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. The deduction percentage for 2012 was 9%. In accordance with FASB guidance, this deduction is treated as a special deduction, as opposed to a tax rate reduction.

Note 6 – Stock-Based Compensation

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

In 2012, 2011 and 2010, we granted SSSARs to various employees under the terms of the 2005 Plan. The following table summarizes information relating to these grants:

	2012	2011	2010
SSSARs granted	187	94	168
Weighted average fair value per right	$9.07	$10.12	$11.81
Weighted average assumptions used in fair value calculations:
Risk-free interest rate	0.41%	1.27%	1.67%
Dividend yield	2.11%	2.28%	2.04%
Volatility factor of the expected market price of our common stock	24.30%	28.78%	29.97%
Expected life in years	2.76	3.11	3.50
Estimated forfeiture rate	4%	4%	4%

For each grant, the volatility factor was estimated based on actual historical volatility of our stock for a time period equal to the term of the SSSARs. For the 2012 and 2011 SSSARs grants, the expected average life was determined based on historical exercise experience for this type of grant. For the 2010 SSSARs grant, the expected average life was calculated using the simplified method as defined in the Securities and Exchange Commission’s Staff Accounting Bulletin 110, as we did not yet have sufficient historical exercise experience for this type of grant. The SSSARs from each grant vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date.

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

	2012	2011	2010
Compensation expense	$1,624	$1,120	$684
Tax benefits	$569	$392	$240
Intrinsic value of exercises	$559	$922	$926
Gross windfall tax benefits	$230	$334	$324

The total fair values of SSSARs vested for each of the years ended June 30 were as follows:

	2012	2011	2010
Fair value of vested rights	$1,107	$1,095	$479

The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the year ended June 30, 2012:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2011	324	$53.98
Exercised	(64)	$49.34
Granted	187	$68.06
Forfeited	(1)	$60.84

Outstanding at June 30, 2012	446	$60.55	3.55	$4,752

Exercisable and vested at June 30, 2012	144	$52.60	2.41	$2,671

Vested and expected to vest at June 30, 2012	435	$60.45	3.51	$4,679

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2012:

Outstanding					Exercisable
			Weighted Average
Grant Years	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Exercise Price	Number Exercisable	Weighted Average Exercise Price
2012	$63.50-$68.12	187	4.65	$68.06	—	—
2011	$57.78	88	3.65	$57.78	25	$57.78
2010	$58.79	127	2.66	$58.79	75	$58.79
2009	$39.86	28	1.66	$39.86	28	$39.86
2008	$38.31	16	.67	$38.31	16	$38.31

At June 30, 2012, there was approximately $2.0 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of approximately 2.06 years.

Restricted Stock

We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.

In 2012, 2011 and 2010, we granted shares of restricted stock to various employees under the terms of the 2005 Plan. The following table summarizes information relating to these grants:

	2012	2011	2010
Restricted stock granted	25	7	25
Grant date fair value	$1,705	$390	$1,470
Weighted average grant date fair value per award	$68.08	$57.78	$58.79
Estimated forfeiture rate	4%	4%	4%

The restricted stock under each grant vests on the third anniversary of the grant date. Under the terms of the grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status. An additional 5,650 and 21,500 shares of restricted stock that were granted to various key employees in previous years vested in 2012 and 2011, respectively.

In 2012, we also granted a total of 7,427 shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan. This restricted stock had a grant date fair value of approximately $0.5 million based on a per share closing stock price of $65.97. This restricted stock vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests. An additional 8,155, 8,435 and 14,000 shares of restricted stock that were granted to our nonemployee directors in previous years vested during 2012, 2011 and 2010, respectively, and the directors were paid the related dividends.

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

	2012	2011	2010
Compensation expense	$1,298	$1,177	$948
Tax benefits	$454	$412	$332
Gross windfall tax benefits	$71	$145	$43

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The total fair values of restricted stock vested for each of the years ended June 30 were as follows:

	2012	2011	2010
Fair value of vested shares	$645	$1,258	$423

The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the year ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of period	44	$54.86
Granted	32	$67.60
Vested	(14)	$46.75
Forfeited	—	$—

Unvested restricted stock at end of period	62	$63.25

At June 30, 2012, there was approximately $2.2 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 2.07 years.

Note 7 – Pension Benefits

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

The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2012	2011
Weighted-average assumption as of June 30
Discount rate	3.78%	5.29%

The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2012	2011	2010
Discount rate	5.29%	5.21%	6.34%
Expected long-term return on plan assets	7.00%	7.00%	8.00%

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The target and actual asset allocations for our plans at June 30 by asset category were as follows:

	Target Percentage of Plan Assets at June 30	Actual Percentage of Plan Assets
	2012	2012	2011
Cash and equivalents	0-10%	2%	1%
Equity securities	30-70%	50%	50%
Fixed income	30-70%	48%	49%

Total		100%	100%

Our target asset allocations are maintained through ongoing review and periodic rebalancing of equity and fixed income investments with assistance from an independent outside investment consultant. Also, the plan assets are diversified among asset classes, asset managers or funds and investment styles to avoid concentrations of risk. We expect that a modest allocation to cash will exist within the plans because each investment manager is likely to hold limited cash in a portfolio.

There were no plan asset investments in shares of our common stock at June 30, 2012 and 2011.

We categorize our plan assets within a three-level fair value hierarchy as follows:

Level 1 – Quoted market prices in active markets for identical assets.

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The following table summarizes the fair values and levels, within the fair value hierarchy, for our plan assets at June 30, 2012 and 2011:

	June 30, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$168	$—	$—	$168
Money market funds	488	—	—	488
U.S. government obligations	—	4,707	—	4,707
Corporate obligations	—	2,196	—	2,196
Mortgage obligations	—	1,958	—	1,958
Mutual funds fixed income	8,054	—	—	8,054
Mutual funds equity	17,564	—	—	17,564

Total	$26,274	$8,861	$—	$35,135

	June 30, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$264	$—	$—	$264
Money market funds	97	—	—	97
U.S. government obligations	—	3,825	—	3,825
Corporate obligations	—	1,918	—	1,918
Mortgage obligations	—	2,562	—	2,562
Mutual funds fixed income	9,088	—	—	9,088
Mutual funds equity	17,592	—	—	17,592

Total	$27,041	$8,305	$—	$35,346

The plan assets classified at Level 1 include money market funds, common stock and mutual funds. Quoted market prices in active markets for identical assets are available for investments in this category.

The plan assets classified at Level 2 include fixed income securities consisting of government securities, corporate obligations, mortgage obligations and other asset backed securities. For these types of securities, market prices are observable for identical or similar investment securities but not readily accessible for each of those investments individually at the measurement date. For these assets, we obtain pricing information

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

from an independent pricing service. The pricing service uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing service are derived from market observable sources including as applicable: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, prepayment speed assumptions, attributes of the collateral, yield or price of bonds of comparable structure and quality, and other market-related data.

Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$37,639	$38,464
Interest cost	1,933	1,947
Actuarial loss (gain)	6,966	(481)
Benefits paid	(2,220)	(2,291)

Benefit obligation at end of year	$44,318	$37,639

	2012	2011
Change in plan assets
Fair value of plan assets at beginning of year	$35,346	$30,043
Actual return on plan assets	997	5,802
Employer contributions	1,012	1,792
Benefits paid	(2,220)	(2,291)

Fair value of plan assets at end of year	$35,135	$35,346

	2012	2011
Reconciliation of funded status
Net accrued benefit cost	$(9,183)	$(2,293)

	2012	2011
Amounts recognized in the consolidated balance sheets consist of
Prepaid benefit cost (noncurrent assets)	$—	$117
Accrued benefit liability (noncurrent liabilities)	(9,183)	(2,410)

Net amount recognized	$(9,183)	$(2,293)

	2012	2011
Accumulated benefit obligation	$44,318	$37,639

The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2012	2011
Benefit obligations	$44,318	$33,990
Fair value of plan assets at end of year	$35,135	$31,580

Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2012	2011
Net actuarial loss	$19,957	$11,945
Net transition asset	(1)	(2)
Income taxes	(7,374)	(4,413)

Total	$12,582	$7,530

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

2013
Net actuarial loss	$687
Net transition asset	(1)

Total	$686

The following table summarizes the components of net periodic benefit (income) cost at June 30:

	2012	2011	2010
Components of net periodic benefit (income) cost
Service cost	$—	$—	$45
Interest cost	1,933	1,947	2,118
Expected return on plan assets	(2,397)	(2,027)	(2,150)
Curtailment charges	—	—	349
Amortization of unrecognized net loss	355	546	496
Amortization of prior service cost	—	—	5
Amortization of unrecognized net asset existing at transition	(1)	(1)	(1)

Net periodic benefit (income) cost	$(110)	$465	$862

In 2010, one of our plans became subject to curtailment accounting. This resulted in the immediate recognition of all of the outstanding prior service cost of the plan, which was approximately $0.3 million. This charge was included in our Specialty Foods segment.

We have not yet finalized our anticipated funding level for 2013, but, based on initial estimates, we anticipate funding approximately $1.0 million.

Benefit payments estimated for future years are as follows:

2013	$2,258
2014	$2,238
2015	$2,209
2016	$2,220
2017	$2,261
2018 – 2022	$12,618

Note 8 – Postretirement Benefits

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

The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2012	2011
Weighted-average assumption as of June 30
Discount rate	3.78%	5.29%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2012	2011	2010
Discount rate	5.29%	5.21%	6.34%
Health care cost trend rate	10.00%	10.00%	10.00%

Relevant information with respect to our postretirement medical and life insurance benefits as of June 30 can be summarized as follows:

	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$2,881	$2,707
Service cost	25	24
Interest cost	147	137
Actuarial loss	70	220
Benefits paid	(69)	(207)

Benefit obligation at end of year	$3,054	$2,881

	2012	2011
Change in plan assets
Employer contributions	$69	$207
Benefits paid	(69)	(207)

Fair value of plan assets at end of year	$—	$—

	2012	2011
Reconciliation of funded status
Accrued benefit cost	$(3,054)	$(2,881)

	2012	2011
Amounts recognized in the consolidated balance sheets consist of
Current accrued benefit liability	$(191)	$(203)

Noncurrent accrued benefit liability	$(2,863)	$(2,678)

	2012	2011
Accumulated benefit obligation	$(3,054)	$(2,881)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2012	2011
Net actuarial gain	$(644)	$(745)
Prior service benefit	(23)	(28)
Income taxes	247	286

Total	$(420)	$(487)

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

2013
Prior service asset amortization	$(5)
Unrecognized gain amortization	(22)

Total	$(27)

The following table summarizes the components of net periodic benefit cost at June 30:

	2012	2011	2010
Components of net periodic benefit cost
Service cost	$25	$24	$17
Interest cost	147	137	193
Amortization of unrecognized net gain	(31)	(46)	(14)
Amortization of prior service asset	(5)	(5)	(5)

Net periodic benefit cost	$136	$110	$191

We expect to contribute approximately $0.2 million to our postretirement benefit plans in 2013.

Benefit payments estimated for future years are as follows:

2013	$191
2014	$186
2015	$184
2016	$191
2017	$183
2018 – 2022	$921

For other postretirement benefit measurement purposes, annual increases in medical costs for 2012 for pre-medicare eligible claims were assumed to total approximately 10% per year and gradually decline to 5% by approximately the year 2017 and remain level thereafter. However, for medicare eligible claims, the annual increases in medical costs for 2012 were assumed to total approximately 7% per year and gradually decline to 5% by approximately the year 2016 and remain level thereafter. Annual increases in medical costs for 2011 were assumed to total approximately 10% per year and gradually decline to 5% by approximately the year 2016 and remain level thereafter.

Assumed health care cost rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$8	$(7)
Effect on postretirement benefit obligation as of June 30, 2012	$221	$(193)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Note 9 – Defined Contribution and Other Employee Plans

We sponsored four defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code during 2012. Contributions are determined under various formulas, and we contributed to three of the plans in 2012. Costs related to such plans for each of the years ending June 30 were as follows:

	2012	2011	2010
Costs related to defined contribution plans	$859	$820	$782

Certain of our subsidiaries participate in multiemployer plans that provide pension benefits to retiree union workers at such locations. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining agreement, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: 1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, 2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and 3) if we choose to stop participating in any of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in these plans for the annual period ended June 30, 2012 is reflected in the following table. All information in the table is as of December 31 of the relevant year, except contributions which are based on our fiscal year, or except as otherwise noted. The EIN-PN column provides the Employer Identification Number (“EIN”) and the Plan Number (“PN”). The pension protection act zone status is based on information that we received from the plan. Among other factors, generally, plans in critical status (red zone) are less than 65 percent funded, plans in endangered or seriously endangered status (yellow zone or orange zone, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the green zone. The FIP/RP status pending/implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. There have been no significant changes that affect the comparability of 2012, 2011 or 2010 contributions.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

		Pension Protection Act Zone Status			Fiscal Year Contributions
Plan Name	EIN/PN	2011	2010	FIP/RP Status Pending / Implemented	2012	2011	2010	Surcharge Imposed		Expiration Date of Collective Bargaining Agreement
Cleveland Bakers and Teamsters Pension Fund	34-0904419-001	Red 12/31/2010	Red 12/31/2009	Yes, Implemented	$1,311	$1,212	$1,190	Yes	(1)	11/1/2013
Western Conference of Teamsters Pension Plan	91-6145047-001	Green 12/31/2010	Green 12/31/2009	No	416	426	431	No		12/14/2013

Total contributions to multiemployer plans					$1,727	$1,638	$1,621

(1)	A surcharge of 10% of required employer contributions under the collective bargaining agreement.

Our contributions to the Cleveland Bakers and Teamsters Pension Fund exceeded 5% of the total contributions to the plan in the plan year ended December 31, 2010.

We contribute to two multiemployer postretirement benefit plans other than pensions under the terms of collective bargaining agreements that cover active union workers. These benefits are not vested. As we are unable to separate contribution amounts to multiemployer postretirement benefit plans other than pensions from contribution amounts paid to active benefit plans, the aggregate contributions required by our participation in the multiemployer plans for these postretirement health and welfare benefits for each of the years ending June 30 were as follows:

	2012	2011	2010
Multiemployer health and welfare plan contributions, including postretirement contributions	$3,659	$3,437	$3,194

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

	2012	2011
Liability for deferred compensation and accrued interest	$3,395	$2,950

Deferred compensation expense for each of the years ending June 30 was as follows:

	2012	2011	2010
Deferred compensation expense	$101	$88	$80

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Note 10 – Commitments

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment, which expire at various dates through fiscal year 2019. Certain of these leases contain renewal options, some provide options to purchase during the lease term and some require contingent rentals based on usage. The future minimum rental commitments due under these leases are summarized as follows:

2013	$4,147
2014	$3,690
2015	$2,190
2016	$594
2017	$303
Thereafter	$605

Total rent expense, including short-term cancelable leases, during the years ended June 30 is summarized as follows:

	2012	2011	2010
Operating leases:
Minimum rentals	$4,709	$4,491	$4,336
Contingent rentals	274	217	456
Short-term cancelable leases	1,407	1,621	1,253

Total	$6,390	$6,329	$6,045

Note 11 – Contingencies

In addition to the items discussed below, at June 30, 2012, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.

Approximately 19% of our employees are represented under various collective bargaining agreements. A collective bargaining agreement within our Specialty Foods segment will expire in fiscal year 2013. Our other collective bargaining agreements will expire in fiscal year 2014. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material effect on our business and results of operations.

CDSOA provides for the distribution of monies collected by U.S. Customs from anti-dumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $2.7 million, $14.4 million and $0.9 million in 2012, 2011 and 2010, respectively. CDSOA remittances have related to certain candles being imported from the People’s Republic of China.

CDSOA provisions for remittances apply only to duties collected on products imported prior to October 2007. Accordingly, we may receive some level of annual distributions for an undetermined period of years in the future as the monies collected that relate to entries filed prior to October 2007 are administratively finalized by U.S. Customs. Without further legislative action, we expect these distributions will eventually cease.

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

We are unable to determine, at this time, what the ultimate outcome of other litigation will be, and it is possible that further legal action, potential additional changes in the law and other factors could affect the

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

amount of funds available for distribution, including funds relating to entries prior to October 2007. Accordingly, we cannot predict the amount of future distributions, if any, we may receive. Any change in CDSOA distributions could affect our earnings and cash flow.

Note 12 – Restructuring and Impairment Charges

In 2010, we closed our dressings and sauces manufacturing operation located in Wilson, New York. During 2010, we recorded restructuring charges of approximately $2.3 million ($1.5 million after taxes) within the Specialty Foods segment. This closure was essentially complete at December 31, 2009. We do not expect any other costs or cash expenditures related to this closure.

Note 13 – Business Segments Information

We have evaluated our operations and have determined that the business was separated into two distinct operating and reportable segments: “Specialty Foods” and “Glassware and Candles.”

Specialty Foods–includes the production, marketing and sale of a family of pourable and refrigerated produce salad dressings, croutons, sauces, fruit glazes, refrigerated produce vegetable and fruit dips, chip dips, dry and frozen pasta and egg noodles, caviar, frozen hearth-baked breads, frozen yeast rolls, sweet rolls and biscuits. Salad dressings, sauces, croutons, frozen pasta and egg noodles, frozen bread products and frozen yeast rolls are sold to both retail and foodservice markets. The remaining products of this business segment are primarily directed to retail markets.

Glassware and Candles–includes the production and marketing of candles in a variety of popular sizes, shapes and scents and other home fragrance products, as well as the distribution of various commercial products, including glassware and candles. This segment’s products are sold primarily to retail markets such as mass merchandisers and food and drug stores, but also, to a lesser extent, to commercial markets.

The following table sets forth reportable segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated net sales in each of the years ending June 30:

	2012	2011	2010
Specialty Foods
Non-frozen	$621,497	$570,547	$547,704
Frozen	367,440	352,309	345,552

Total Specialty Foods	$988,937	$922,856	$893,256
Glassware and Candles
Consumer table and giftware	$137,526	$161,635	$158,327
Nonconsumer ware and other	4,896	5,455	5,025

Total Glassware and Candles	$142,422	$167,090	$163,352

Total	$1,131,359	$1,089,946	$1,056,608

Corporate Expenses–include various expenses of a general corporate nature, as well as costs related to certain divested or closed nonfood operations, including the expense associated with retirement plans applicable to those closed units and any real property held for sale. These corporate expenses are generally not directly attributable to the reportable operating segments and therefore have not been allocated to those segments.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The following sets forth certain additional financial information attributable to our reportable segments for the years ended June 30 and certain items retained at the corporate level:

	2012	2011	2010
Net Sales(1)
Specialty Foods	$988,937	$922,856	$893,256
Glassware and Candles	142,422	167,090	163,352

Total	$1,131,359	$1,089,946	$1,056,608

Operating Income(2)
Specialty Foods	$151,479	$155,218	$176,194
Glassware and Candles	2,105	3,764	9,445
Corporate Expenses	(10,297)	(11,978)	(11,440)

Total	$143,287	$147,004	$174,199

Identifiable Assets(1)(3)
Specialty Foods	$384,604	$385,470	$362,844
Glassware and Candles	85,714	87,452	105,537
Corporate	212,317	149,167	118,072

Total	$682,635	$622,089	$586,453

Capital Expenditures
Specialty Foods	$15,080	$34,292	$11,321
Glassware and Candles	841	948	1,340
Corporate	426	103	172

Total	$16,347	$35,343	$12,833

Depreciation and Amortization
Specialty Foods	$17,512	$15,435	$15,832
Glassware and Candles	2,677	3,427	4,601
Corporate	77	78	100

Total	$20,266	$18,940	$20,533

(1)	Net sales and long-lived assets are predominantly domestic.
(2)	Operating income represents net sales less operating expenses related to the business segments. All intercompany transactions have been eliminated, and intersegment revenues are not significant.
(3)	Identifiable assets for each segment include those assets used in its operations and intangible assets allocated to purchased businesses. Corporate assets consist principally of cash and equivalents, deferred income taxes and certain real property that is held for sale.

Combined net sales from the two segments attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) for each of the years ending June 30 were as follows:

	2012	2011	2010
Net sales to Wal-Mart.	$238,719	$243,064	$246,759
As a percentage of consolidated net sales	21%	22%	23%

Combined accounts receivable for the two segments attributable to Wal-Mart at June 30 as a percentage of consolidated accounts receivable were as follows:

	2012	2011
Accounts receivable due from Wal-Mart as a percentage of consolidated accounts receivable	41%	35%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Note 14 – Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Fiscal Year
2012
Net Sales	$274,516	$311,786		$271,098	$273,959	$1,131,359
Gross Margin	$55,430	$69,859		$53,802	$61,020	$240,111
Net Income	$21,258	$30,373	(1)	$18,222	$25,955	$95,808
Diluted Net Income per Share(2)	$.78	$1.11	(1)	$.67	$.95	$3.51

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter		Fiscal Year
2011
Net Sales	$265,051	$316,238		$252,623	$256,034		$1,089,946
Gross Margin	$58,071	$78,244		$52,534	$53,580		$242,429
Net Income	$22,767	$34,863	(3)	$19,441	$29,293	(4)	$106,364
Diluted Net Income per Share(2)	$.81	$1.25	(3)	$.71	$1.07	(4)	$3.84

(1)	Included in the second quarter earnings is income of approximately $1.8 million, net of taxes, or approximately $.06 per share, related to funds received under CDSOA.
(2)	Diluted net income per share amounts are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly net income per share amounts may not agree with the fiscal year.
(3)	Included in the second quarter earnings is income of approximately $0.6 million, net of taxes, or approximately $.02 per share, related to funds received under CDSOA.
(4)	Included in the fourth quarter earnings is income of approximately $8.9 million, net of taxes, or approximately $.33 per share, related to additional funds received under CDSOA.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Lancaster Colony Corporation

We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2012 of the Company and our report dated August 29, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Columbus, Ohio

August 29, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our November 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”).

The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement.

The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2012 Proxy Statement.

The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2012 Proxy Statement.

Item 11. Executive Compensation

The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2012 Proxy Statement.

The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2012 and 2011 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2012 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2012 and 2011 and for each of the three years in the period ended June 30, 2012, together with the report thereon of Deloitte & Touche LLP dated August 29, 2012, are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2012 and 2011

Consolidated Statements of Income for the years ended June 30, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended June 30, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2012, 2011 and 2010

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

LANCASTER COLONY CORPORATION
(Registrant)

By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director

Date:	August 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/S/ JOHN B. GERLACH, JR. John B. Gerlach, Jr.	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	August 29, 2012

/S/ JOHN L. BOYLAN John L. Boylan	Treasurer, Vice President, Assistant Secretary, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 29, 2012

/S/ JAMES B. BACHMANN James B. Bachmann	Director	August 20, 2012

/S/ NEELI BENDAPUDI Neeli Bendapudi	Director	August 21, 2012

/S/ KENNETH L. COOKE Kenneth L. Cooke	Director	August 22, 2012

/S/ ROBERT L. FOX ROBERT L. FOX	Director	August 20, 2012

/S/ ALAN F. HARRIS Alan F. Harris	Director	August 21, 2012

/S/ EDWARD H. JENNINGS Edward H. Jennings	Director	August 21, 2012

/S/ ZUHEIR SOFIA Zuheir Sofia	Director	August 17, 2012

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended June 30, 2012

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(A)	Balance at End of Year
Reserves deducted from asset to which they apply – Allowance for doubtful accounts (amounts in thousands):
Year ended June 30, 2010	$942	$(51)	$375	$516

Year ended June 30, 2011	$516	$65	$11	$570

Year ended June 30, 2012	$570	$128	$20	$678

Notes:

(A) Represents uncollectible accounts written-off net of recoveries.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

FORM 10-K

JUNE 30, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Lancaster Colony Corporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

3.2	Amended and Restated Regulations of Lancaster Colony Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (000-04065), filed August 25, 2010).

10.1	Credit Agreement, dated as of April 18, 2012, by and among Lancaster Colony Corporation, the Lenders (as defined therein) and JPMorgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed April 23, 2012).

10.2(a)	Lancaster Colony Corporation Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (000-04065), filed September 26, 2000).

10.3(a)	2004 Amendment to Lancaster Colony Corporation Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed January 3, 2005).

10.4(a)	Lancaster Colony Corporation 2005 Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (000-04065), filed February 25, 2005).

10.5(a)	Lancaster Colony Corporation Amended and Restated 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed November 19, 2010).

10.6(a)	Form of Restricted Stock Award Agreement for Directors under the Lancaster Colony Corporation 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2011).

10.7(a)	Form of Stock Appreciation Rights Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed May 10, 2011).

10.8(a)	Form of Restricted Stock Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed May 10, 2011).

10.9(a)	Amended and Restated Key Employee Severance Agreement, dated December 3, 2008, between Lancaster Colony Corporation and John L. Boylan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

10.10(a)	Amended and Restated Key Employee Severance Agreement, dated December 3, 2008, between Lancaster Colony Corporation and Bruce L. Rosa (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

10.11(a)	Description of Executive Bonus Arrangements (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (000-04065), filed September 10, 2004).

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(b)	XBRL Instance Document

101.SCH(b)	XBRL Taxonomy Extension Schema Document

101.CAL(b)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(b)	XBRL Taxonomy Definition Linkbase Document

101.LAB(b)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(b)	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
(b)	Furnished herewith.