Form 10-Q
period 2012-09-30
LANCASTER COLONY CORP
filed 2012-11-06
CIK 57515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 24, 2012, there were approximately 27,298,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
(Amounts in thousands, except share data)	2012	2012
ASSETS
Current Assets:
Cash and equivalents	$192,676	$191,636
Receivables (less allowance for doubtful accounts, September-$744; June-$678)	96,053	73,326
Inventories:
Raw materials	37,102	36,005
Finished goods and work in process	83,628	73,699

Total inventories	120,730	109,704
Deferred income taxes and other current assets	17,292	17,073

Total current assets	426,751	391,739

Property, Plant and Equipment:
Land, buildings and improvements	142,096	140,337
Machinery and equipment	279,953	276,951

Total cost	422,049	417,288
Less accumulated depreciation	236,830	233,158

Property, plant and equipment-net	185,219	184,130

Other Assets:
Goodwill	89,840	89,840
Other intangible assets-net	7,031	7,267
Other noncurrent assets	9,480	9,659

Total	$718,321	$682,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,326	$40,708
Accrued liabilities	46,189	31,963

Total current liabilities	91,515	72,671
Other Noncurrent Liabilities	30,857	31,627
Deferred Income Taxes	13,988	14,070
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding - September-27,297,556 shares; June-27,286,861 shares	100,768	100,015
Retained earnings	1,224,864	1,208,027
Accumulated other comprehensive loss	(12,058)	(12,162)
Common stock in treasury, at cost	(731,613)	(731,613)

Total shareholders’ equity	581,961	564,267

Total	$718,321	$682,635

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	September 30,
(Amounts in thousands, except per share data)	2012	2011
Net Sales	$290,976	$274,516

Cost of Sales	225,259	219,086

Gross Margin	65,717	55,430

Selling, General and Administrative Expenses	25,145	22,918

Operating Income	40,572	32,512

Interest Income and Other-Net	14	(4)

Income Before Income Taxes	40,586	32,508

Taxes Based on Income	13,924	11,250

Net Income	$26,662	$21,258

Net Income Per Common Share:
Basic and Diluted	$0.98	$0.78

Cash Dividends Per Common Share	$0.36	$0.33

Weighted Average Common Shares Outstanding:
Basic	27,229	27,290
Diluted	27,264	27,314

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	September 30,
(Amounts in thousands)	2012	2011
Net Income	$26,662	$21,258

Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	167	81
Amortization of prior service asset, before tax	(1)	(1)

Total Other Comprehensive Income, Before Tax	166	80

Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(62)	(30)
Amortization of prior service asset, tax	—	—

Total Other Comprehensive Income, Tax	(62)	(30)

Other Comprehensive Income, Net of Tax	104	50

Comprehensive Income	$26,766	$21,308

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$26,662	$21,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,964	5,038
Deferred income taxes and other noncash changes	(1,466)	3,150
Stock-based compensation expense	871	554
Gain on sale of property	(1)	—
Pension plan activity	(15)	(1,040)
Changes in operating assets and liabilities:
Receivables	(23,260)	(21,408)
Inventories	(11,026)	1,637
Other current assets	727	4,762
Accounts payable and accrued liabilities	18,902	3,612

Net cash provided by operating activities	16,358	17,563

Cash Flows From Investing Activities:
Payments on property additions	(5,434)	(4,278)
Proceeds from sale of property	1	—
Other-net	(302)	(394)

Net cash used in investing activities	(5,735)	(4,672)

Cash Flows From Financing Activities:
Purchase of treasury stock	—	(7,890)
Payment of dividends	(9,825)	(9,008)
Excess tax benefit from stock-based compensation	242	5

Net cash used in financing activities	(9,583)	(16,893)

Net change in cash and equivalents	1,040	(4,002)
Cash and equivalents at beginning of year	191,636	132,266

Cash and equivalents at end of period	$192,676	$128,264

Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$390	$728

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2012 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2013 refers to fiscal 2013, which is the period from July 1, 2012 to June 30, 2013.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Purchases of property, plant and equipment included in accounts payable and excluded from the property additions and the change in accounts payable in the Condensed Consolidated Statements of Cash Flows were as follows:

	September 30,
	2012	2011
Construction in progress in accounts payable	$721	$1,843

Held for Sale

As a result of various prior-years’ restructuring and divestiture activities, we have certain “held for sale” properties with a total net book value of approximately $2.2 million at September 30, 2012. We have classified approximately $0.1 million of these “held for sale” assets as current assets and they are included in Deferred Income Taxes and Other Current Assets on the Condensed Consolidated Balance Sheet. The remaining balance of approximately $2.1 million is included in Other Noncurrent Assets. In accordance with GAAP for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale and evaluated for potential impairment.

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended
	September 30,
	2012	2011
Net income	$26,662	$21,258
Net income available to participating securities	(53)	(27)

Net income available to common shareholders	$26,609	$21,231

Weighted average common shares outstanding—basic	27,229	27,290
Incremental share effect from:
Restricted stock	5	6
Stock-settled stock appreciation rights	30	18

Weighted average common shares outstanding—diluted	27,264	27,314

Net income per common share—basic and diluted	$0.98	$0.78

Significant Accounting Policies

There were no changes to our Significant Accounting Policies from those disclosed in our 2012 Annual Report on Form 10-K.

Note 2 – Impact of Recently Issued Accounting Standards

There were no recently issued accounting pronouncements that impact our consolidated financial statements.

Note 3 – Goodwill and Other Intangible Assets

Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at September 30, 2012 and June 30, 2012.

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	September 30,	June 30,
	2012	2012
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(198)	(196)

Net Carrying Value	$172	$174

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(6,161)	(5,927)

Net Carrying Value	$6,859	$7,093

Total Net Carrying Value	$7,031	$7,267

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Amortization expense relating to these assets was as follows:

	Three Months Ended
	September 30,
	2012	2011
Amortization expense	$236	$291

Total annual amortization expense for each of the next five years is estimated to be as follows:

2014	$946
2015	$946
2016	$775
2017	$604
2018	$604

Note 4 – Long-Term Debt

At September 30, 2012 and June 30, 2012, we had an unsecured credit agreement under which we may borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million based on obtaining consent of the issuing banks and certain other conditions. The facility expires on April 18, 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.

At September 30, 2012 and June 30, 2012, we had no borrowings outstanding under this facility. At September 30, 2012, we had approximately $3.4 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the credit agreement. We paid no interest for the three months ended September 30, 2012 and 2011. At September 30, 2012 and June 30, 2012, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At September 30, 2012, we were not aware of any event that would constitute a default under the facility.

The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions. There are two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a consolidated leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT (as defined more specifically in the credit agreement) by Consolidated Interest Expense (as defined more specifically in the credit agreement), and the leverage ratio is calculated by dividing Consolidated Debt (as defined more specifically in the credit agreement) by Consolidated EBITDA (as defined more specifically in the credit agreement.)

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The following table summarizes the components of net periodic benefit income for our pension plans:

	Three Months Ended
	September 30,
	2012	2011
Components of net periodic benefit income
Interest cost	$408	$483
Expected return on plan assets	(595)	(599)
Amortization of unrecognized net loss	172	89

Net periodic benefit income	$(15)	$(27)

For the three months ended September 30, 2012, we made no pension plan contributions and we do not expect to make any contributions to our pension plans during 2013.

Note 6 – Postretirement Benefits

We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.

The following table summarizes the components of net periodic benefit cost for our postretirement plans:

	Three Months Ended
	September 30,
	2012	2011
Components of net periodic benefit cost
Service cost	$8	$6
Interest cost	28	37
Amortization of unrecognized net gain	(5)	(8)
Amortization of prior service asset	(1)	(1)

Net periodic benefit cost	$30	$34

For the three months ended September 30, 2012, we made approximately $22,000 in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2013.

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

Stock-Settled Stock Appreciation Rights

We use periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculate the fair value of SSSARs grants using the Black-Scholes option-pricing model. Our policy is to issue shares upon SSSARs exercise from new shares that had been previously authorized. There were no

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

grants of SSSARs during the three months ended September 30, 2012 and 2011, and no SSSARs vested during these periods.

We recognize compensation expense over the requisite service period. Compensation expense was reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification and was allocated to each segment appropriately. We recorded tax benefits and gross windfall tax benefits related to SSSARs. These windfall tax benefits were included in the financing section of the Condensed Consolidated Statements of Cash Flows. The following table summarizes SSSARs compensation expense and tax benefits recorded:

	Three Months Ended
	September 30,
	2012	2011
Compensation expense	$461	$280
Tax benefits	$161	$98
Intrinsic value of exercises	$690	$13
Gross windfall tax benefits	$241	$5

The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the three months ended September 30, 2012:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	446	$60.55
Exercised	(51)	$50.06
Granted	—	$—
Forfeited	—	$—

Outstanding at end of period	395	$61.90	3.48	$4,483

Exercisable and vested at end of period	93	$53.99	2.30	$1,786

Vested and expected to vest at end of period	384	$61.82	3.44	$4,388

At September 30, 2012, there was approximately $1.5 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of approximately 1.88 years.

Restricted Stock

We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. There were no grants of restricted stock during the three months ended September 30, 2012 and 2011, and no restricted stock vested during these periods.

We recognize compensation expense over the requisite service period. Compensation expense was reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification and was allocated to each segment appropriately. We recorded tax benefits and gross windfall tax benefits related to restricted stock. Windfall tax benefits, if any, were included in the financing

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

section of the Condensed Consolidated Statements of Cash Flows. The following table summarizes restricted stock compensation expense and tax benefits recorded:

	Three Months Ended
	September 30,
	2012	2011
Compensation expense	$410	$274
Tax benefits	$144	$96
Gross windfall tax benefits	$1	$—

The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the three months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of period	62	$63.25
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Unvested restricted stock at end of period	62	$63.27

At September 30, 2012, there was approximately $1.7 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 1.99 years.

Note 8 – Income Taxes

Accrued Federal and state income taxes included in accrued liabilities were $12.4 million and $0 at September 30, 2012 and June 30, 2012, respectively. The increase was due to the timing of tax payments.

The gross tax contingency reserve at September 30, 2012 was approximately $2.0 million and consisted of tax liabilities of approximately $1.0 million and penalties and interest of approximately $1.0 million. We classified approximately $0.2 million of the gross tax contingency reserve as current liabilities as these amounts are expected to be resolved within the next 12 months. The remaining liability of approximately $1.8 million was included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Note 9 – Business Segment Information

The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2012 consolidated financial statements:

	Three Months Ended
	September 30,
	2012	2011
Net Sales
Specialty Foods	$248,881	$236,947
Glassware and Candles	42,095	37,569

Total	$290,976	$274,516

Operating Income (Loss)
Specialty Foods	$42,758	$35,199
Glassware and Candles	608	(337)
Corporate Expenses	(2,794)	(2,350)

Total	$40,572	$32,512

Note 10 – Commitments and Contingencies

In addition to the items discussed below, at September 30, 2012, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from anti-dumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $2.7 million in the second quarter of 2012. CDSOA remittances have related to certain candles being imported from the People’s Republic of China.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Tabular dollars in thousands)

Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2013 refers to fiscal 2013, which is the period from July 1, 2012 to June 30, 2013.

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

We have made substantial capital investments to support our existing food operations and future growth opportunities. Based on our current plans and expectations, we believe that our total capital expenditures for 2013 will total between $22 and $25 million.

Summary of 2013 Results

The following is a comparative overview of our consolidated operating results for the three months ended September 30, 2012 and 2011.

Net sales for the three months ended September 30, 2012 increased 6% to approximately $291.0 million from the prior-year total of $274.5 million. This sales increase reflects higher sales in both operating segments. The Specialty Foods segment’s increase reflects higher retail and foodservice sales. The increase in sales of the Glassware and Candles segment primarily reflects higher seasonal sales.

Gross margin increased 19% to approximately $65.7 million from the prior-year total of $55.4 million. The higher level of net sales and comparatively lower material costs contributed to the improved gross margin.

Net income for the quarter was approximately $26.7 million, or $.98 per diluted share, compared to $21.3 million, or $.78 per diluted share, in the prior year.

RESULTS OF CONSOLIDATED OPERATIONS

Net Sales and Gross Margin

	Three Months Ended
	September 30
	2012	2011	Change
Net Sales
Specialty Foods	$248,881	$236,947	$11,934	5%
Glassware and Candles	42,095	37,569	4,526	12%

Total	$290,976	$274,516	$16,460	6%

Gross Margin	$65,717	$55,430	$10,287	19%

Gross Margin as a Percentage of Net Sales	22.6%	20.2%

Consolidated net sales for the first quarter increased 6%, reflecting higher sales in both operating segments.

For the quarter ended September 30, 2012, net sales of the Specialty Foods segment totaled approximately $248.9 million, an increase of 5% from the prior-year total of $236.9 million. Higher product pricing totaled approximately a third of segment net sales growth. Sales volumes for both retail and foodservice products increased with certain recently introduced products contributing to retail growth. Growth in foodservice sales occurred largely among existing customers. Retail sales also benefited from lower levels of trade and consumer promotional costs.

Net sales of the Glassware and Candles segment for the quarter ended September 30, 2012 totaled approximately $42.1 million, a 12% increase from the prior-year total of $37.6 million. The increase in net sales was influenced by the growth of seasonal candle programs. We expect this segment’s sales to increase again in the quarter ending December 31, 2012, primarily as a result of higher seasonal sales of candles.

As a percentage of net sales, our consolidated gross margin for the three months ended September 30, 2012 was 22.6%, as compared to 20.2% achieved in the prior-year comparative period.

In the Specialty Foods segment, gross margin percentages improved for the quarter, reflecting factors such as higher pricing and comparatively favorable ingredient costs (especially for dairy-related products). We estimate that lower material costs beneficially affected the segment’s gross margins by less than one percent of segment net sales. Looking forward, under current market conditions, we see our material costs continuing to be moderately favorable through the second quarter of 2013, but anticipate potentially adverse comparisons during the second half of 2013.

Gross margin percentages in the Glassware and Candles segment improved from the prior-year period primarily due to higher production levels and somewhat lower average wax costs. We expect these improvements to continue through the second quarter of 2013.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30
	2012	2011	Change
Selling, General and Administrative Expenses	$25,145	$22,918	$2,227	10%

SG&A Expenses as a Percentage of Net Sales	8.6%	8.3%

Consolidated selling, general and administrative costs of approximately $25.1 million for the three months ended September 30, 2012 increased by 10% from the $22.9 million for the three months ended September 30, 2011, and were generally comparable as a percentage of net sales compared to the same period in the prior year.

Operating Income (Loss)

The foregoing factors contributed to consolidated operating income totaling approximately $40.6 million for the three months ended September 30, 2012. By segment, our operating income can be summarized as follows:

	Three Months Ended
	September 30
	2012	2011	Change
Operating Income (Loss)
Specialty Foods	$42,758	$35,199	$7,559	21%
Glassware and Candles	608	(337)	945	280%
Corporate Expenses	(2,794)	(2,350)	(444)	19%

Total	$40,572	$32,512	$8,060	25%

Operating Income (Loss) as a Percentage of Net Sales
Specialty Foods	17.2%	14.9%
Glassware and Candles	1.4%	(0.9)%
Consolidated	13.9%	11.8%

Interest Income and Other – Net

Interest income and other was less than $0.1 million for the quarters ended September 30, 2012 and 2011.

Income Before Income Taxes

As impacted by the factors discussed above, income before income taxes for the three months ended September 30, 2012 increased by approximately $8.1 million to $40.6 million from the prior-year total of $32.5 million. Our effective tax rate of 34.3% for the three months ended September 30, 2012 was comparable to the prior-year rate of 34.6%.

Net Income

First quarter net income for 2013 of approximately $26.7 million increased from the prior-year’s net income for the quarter of $21.3 million, as influenced by the factors noted above. Net income per share for the first quarter of 2013 totaled approximately $.98 per basic and diluted share, as compared to $.78 per basic and diluted share recorded in the prior year.

FINANCIAL CONDITION

For the three months ended September 30, 2012, net cash provided by operating activities totaled approximately $16.4 million as compared to $17.6 million in the prior-year period. The decrease resulted from the relative changes in working capital, particularly inventory, offset somewhat by higher net income. The increase in receivables since June 2012 primarily related to seasonal influences on sales within the Glassware and Candles segment.

Cash used in investing activities for the three months ended September 30, 2012 was approximately $5.7 million as compared to $4.7 million in the prior year. This increase reflected a slightly higher level of capital expenditures in 2013.

Cash used in financing activities for the three months ended September 30, 2012 of approximately $9.6 million decreased from the prior-year total of $16.9 million. This decrease was due to a lower level of share repurchases in the current year, as partially offset by higher dividend payments. At September 30, 2012, approximately 1,476,000 shares remained authorized for future buyback under the existing share repurchase program.

Under our unsecured revolving credit facility, we may borrow up to a maximum of $120 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at September 30, 2012. At September 30, 2012, we had approximately $3.4 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility. The facility expires in April 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.

The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2012, we were in compliance with all applicable provisions and covenants of the facility, and we exceeded the requirements of the financial covenants by substantial margins.

We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At September 30, 2012, we were not aware of any event that would constitute a default under the facility.

We believe that internally generated funds and our existing balances in cash and equivalents, in addition to our currently available bank credit arrangements, should be adequate to meet our cash requirements through 2013. If we were to borrow outside of our credit facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.

For additional information regarding our credit facility, see Note 4 to the condensed consolidated financial statements.

CONTRACTUAL OBLIGATIONS

We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. Examples of items not recognized as liabilities in our condensed consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of September 30, 2012 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2012 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies from those disclosed in our 2012 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

There were no recently issued accounting pronouncements that impact our consolidated financial statements.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 11-12”). This ASU indefinitely defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income as set forth in ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 11-05”). ASU 11-12 had the same effective date as the unaffected provisions of ASU 11-05, for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As this update is merely a deferral, it had no impact on our financial position or results of operations.

In June 2011, the FASB issued ASU 11-05. This ASU amends current comprehensive income guidance to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 11-05 was effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As noted above, portions of this ASU relating to reclassifications were indefinitely deferred with the issuance of ASU 11-12. We adopted the presentation provisions of this guidance in the first quarter of fiscal 2013 by presenting other comprehensive income and its components in the Condensed Consolidated Statements of Comprehensive Income. There was no impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment” (“ASU 11-08”). This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. ASU 11-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance in fiscal 2013, but because the measurement of a potential impairment loss has not changed, the amended standards are not expected to have an effect on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks have not changed materially from those disclosed in our 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 1,476,000 shares remained authorized for future repurchases at September 30, 2012. This share repurchase authorization does not have a stated expiration date. In the first quarter, we did not repurchase any of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under the Plans
July 1-31, 2012	—	$—	—	1,476,123
August 1-31, 2012	—	$—	—	1,476,123
September 1-30, 2012	—	$—	—	1,476,123

Total	—	$—	—	1,476,123

Item 6. Exhibits

See Index to Exhibits following Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)

Date: November 6, 2012	By:	/S/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date: November 6, 2012	By:	/S/ JOHN L. BOYLAN
John L. Boylan
Treasurer, Vice President,
Assistant Secretary,
Chief Financial Officer
and Director
(Principal Financial
and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2012

INDEX TO EXHIBITS

Exhibit Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley

	Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith