Form 10-Q
period 2012-12-31
LANCASTER COLONY CORP
filed 2013-02-07
CIK 57515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of January 25, 2013, there were approximately 27,313,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
(Amounts in thousands, except share data)	2012	2012
ASSETS
Current Assets:
Cash and equivalents	$92,521	$191,636
Receivables (less allowance for doubtful accounts, December-$760; June-$678)	90,927	73,326
Inventories:
Raw materials	36,017	36,005
Finished goods and work in process	64,527	73,699

Total inventories	100,544	109,704
Deferred income taxes and other current assets	20,486	17,073

Total current assets	304,478	391,739

Property, Plant and Equipment:
Land, buildings and improvements	142,620	140,337
Machinery and equipment	286,435	276,951

Total cost	429,055	417,288
Less accumulated depreciation	240,680	233,158

Property, plant and equipment-net	188,375	184,130

Other Assets:
Goodwill	89,840	89,840
Other intangible assets-net	6,795	7,267
Other noncurrent assets	8,259	9,659

Total	$597,747	$682,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$47,527	$40,708
Accrued liabilities	33,715	31,963

Total current liabilities	81,242	72,671
Other Noncurrent Liabilities	30,946	31,627
Deferred Income Taxes	14,404	14,070
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding - December-27,312,813 shares; June-27,286,861 shares	101,511	100,015
Retained earnings	1,113,211	1,208,027
Accumulated other comprehensive loss	(11,954)	(12,162)
Common stock in treasury, at cost	(731,613)	(731,613)

Total shareholders’ equity	471,155	564,267

Total	$597,747	$682,635

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Amounts in thousands, except per share data)	2012	2011	2012	2011
Net Sales	$326,155	$311,786	$617,131	$586,302
Cost of Sales	244,499	241,927	469,758	461,013

Gross Margin	81,656	69,859	147,373	125,289
Selling, General and Administrative Expenses	29,031	26,149	54,176	49,067

Operating Income	52,625	43,710	93,197	76,222
Other Income:
Other income-Continued Dumping and Subsidy Offset Act	293	2,701	293	2,701
Interest Income and Other-Net	(39)	38	(25)	34

Income Before Income Taxes	52,879	46,449	93,465	78,957
Taxes Based on Income	17,602	16,076	31,526	27,326

Net Income	$35,277	$30,373	$61,939	$51,631

Net Income Per Common Share:
Basic	$1.29	$1.11	$2.26	$1.89
Diluted	$1.28	$1.11	$2.26	$1.89

Cash Dividends Per Common Share	$5.38	$0.36	$5.74	$0.69

Weighted Average Common Shares Outstanding:
Basic	27,243	27,206	27,236	27,248
Diluted	27,273	27,240	27,268	27,277

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Amounts in thousands)	2012	2011	2012	2011
Net Income	$35,277	$30,373	$61,939	$51,631
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	167	81	334	162
Amortization of prior service asset, before tax	(1)	(1)	(2)	(2)

Total Other Comprehensive Income, Before Tax	166	80	332	160

Tax Attributes of Items in Other Comprehensive Income:

Amortization of loss, tax	(62)	(31)	(124)	(61)
Amortization of prior service asset, tax	—	—	—	—

Total Other Comprehensive Income, Tax	(62)	(31)	(124)	(61)

Other Comprehensive Income, Net of Tax	104	49	208	99

Comprehensive Income	$35,381	$30,422	$62,147	$51,730

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
(Amounts in thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$61,939	$51,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,971	10,113
Deferred income taxes and other noncash changes	(848)	3,206
Stock-based compensation expense	1,623	1,195
Gain on sale of property	(41)	—
Pension plan activity	(30)	(1,067)
Changes in operating assets and liabilities:
Receivables	(18,153)	(20,530)
Inventories	9,160	18,582
Other current assets	(1,385)	6,173
Accounts payable and accrued liabilities	5,515	(2,684)

Net cash provided by operating activities	67,751	66,619

Cash Flows From Investing Activities:
Payments on property additions	(10,359)	(9,080)
Proceeds from sale of property	148	—
Other-net	(359)	(491)

Net cash used in investing activities	(10,570)	(9,571)

Cash Flows From Financing Activities:
Purchase of treasury stock	—	(8,191)
Payment of dividends	(156,755)	(18,820)
Excess tax benefit from stock-based compensation	459	78

Net cash used in financing activities	(156,296)	(26,933)

Net change in cash and equivalents	(99,115)	30,115
Cash and equivalents at beginning of year	191,636	132,266

Cash and equivalents at end of period	$92,521	$162,381

Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$32,043	$14,539

See accompanying notes to condensed consolidated financial statements

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Purchases of property, plant and equipment included in accounts payable and excluded from the property additions and the change in accounts payable in the Condensed Consolidated Statements of Cash Flows were as follows:

	December 31,
	2012	2011
Construction in progress in accounts payable	$3,393	$438

Held for Sale

As a result of various prior-years’ restructuring and divestiture activities, we have certain “held for sale” properties with a total net book value of approximately $1.8 million at December 31, 2012. We have classified approximately $1.0 million of these “held for sale” assets as current assets and they are included in Deferred Income Taxes and Other Current Assets on the Condensed Consolidated Balance Sheet. The remaining balance of approximately $0.8 million is included in Other Noncurrent Assets. In accordance with GAAP for property, plant and equipment, we are no longer depreciating these “held for sale” assets and they are being actively marketed for sale and evaluated for potential impairment.

Earnings Per Share

Earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock and common stock equivalents (restricted stock and stock-settled stock appreciation rights) outstanding during each period. Unvested shares of restricted stock granted to employees are considered participating securities since employees receive nonforfeitable dividends prior to vesting and, therefore, are included in the earnings allocation in computing EPS under the two-class method. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the diluted weighted average number of common shares outstanding during the period, which includes the dilutive potential common shares associated with nonparticipating restricted stock and stock-settled stock appreciation rights.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$35,277	$30,373	$61,939	$51,631

Net income available to participating securities	(246)	(39)	(299)	(66)

Net income available to common shareholders	$35,031	$30,334	$61,640	$51,565

Weighted average common shares outstanding—basic	27,243	27,206	27,236	27,248
Incremental share effect from:
Restricted stock	4	4	4	5
Stock-settled stock appreciation rights	26	30	28	24

Weighted average common shares outstanding—diluted	27,273	27,240	27,268	27,277

Net income per common share—basic	$1.29	$1.11	$2.26	$1.89
Net income per common share—diluted	$1.28	$1.11	$2.26	$1.89

Significant Accounting Policies

There were no changes to our Significant Accounting Policies from those disclosed in our 2012 Annual Report on Form 10-K.

Note 2 – Impact of Recently Issued Accounting Standards

There were no recently issued accounting pronouncements that impact our consolidated financial statements.

Note 3 – Goodwill and Other Intangible Assets

Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at December 31, 2012 and June 30, 2012.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	December 31,	June 30,
	2012	2012
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(200)	(196)

Net Carrying Value	$170	$174

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(6,395)	(5,927)

Net Carrying Value	$6,625	$7,093

Total Net Carrying Value	$6,795	$7,267

Amortization expense relating to these assets was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Amortization expense	$236	$291	$472	$582

Total annual amortization expense for each of the next five years is estimated to be as follows:

2014	$946
2015	$946
2016	$775
2017	$604
2018	$604

Note 4 – Long-Term Debt

At December 31, 2012 and June 30, 2012, we had an unsecured credit agreement under which we may borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million based on obtaining consent of the issuing banks and certain other conditions. The facility expires on April 18, 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.

At December 31, 2012 and June 30, 2012, we had no borrowings outstanding under this facility. At December 31, 2012, we had approximately $3.4 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the credit agreement. We paid no interest for the three and six months ended December 31, 2012 and 2011. At December 31, 2012 and June 30, 2012, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At December 31, 2012, we were not aware of any event that would constitute a default under the facility.

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

The following table summarizes the components of net periodic benefit income for our pension plans:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Components of net periodic benefit income
Interest cost	$408	$483	$816	$966
Expected return on plan assets	(595)	(599)	(1,190)	(1,198)
Amortization of unrecognized net loss	172	89	344	178

Net periodic benefit income	$(15)	$(27)	$(30)	$(54)

For the three and six months ended December 31, 2012, we made no pension plan contributions and we do not expect to make any contributions to our pension plans during 2013.

Note 6 – Postretirement Benefits

We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.

The following table summarizes the components of net periodic benefit cost for our postretirement plans:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$8	$6	$16	$12
Interest cost	28	37	56	74
Amortization of unrecognized net gain	(5)	(8)	(10)	(16)
Amortization of prior service asset	(1)	(1)	(2)	(2)

Net periodic benefit cost	$30	$34	$60	$68

For the three and six months ended December 31, 2012, we made approximately $32,000 and $54,000 in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2013.

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

Stock-Settled Stock Appreciation Rights

We use periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculate the fair value of SSSARs grants using the Black-Scholes option-pricing model. Our policy is to issue shares upon SSSARs exercise from new shares that had been previously authorized. There were no grants of SSSARs during the six months ended December 31, 2012 and 2011, and no SSSARs vested during these periods.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Compensation expense	$338	$366	$799	$646
Tax benefits	$118	$128	$279	$226
Intrinsic value of exercises	$594	$130	$1,284	$143
Gross windfall tax benefits	$208	$59	$449	$64

The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the six months ended December 31, 2012:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	446	$60.55
Exercised	(94)	$50.66
Granted	—	$—
Forfeited	(5)	$63.50

Outstanding at end of period	347	$63.18	3.40	$2,088

Exercisable and vested at end of period	50	$56.26	2.19	$644

Vested and expected to vest at end of period	340	$63.15	3.39	$2,057

At December 31, 2012, there was approximately $1.2 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of approximately 1.79 years.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Restricted Stock

We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.

In November 2012 and 2011, we granted shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan. The following table summarizes information relating to each of these grants:

	Six Months Ended
	December 31,
	2012	2011
Nonemployee directors
Restricted stock granted	7	7
Grant date fair value	$490	$490
Weighted average grant date fair value per award	$73.29	$65.97

The 2013 grant vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests. The 2012 grant vested during the second quarter of 2013, and the directors were paid the related dividends.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Compensation expense	$414	$275	$824	$549
Tax benefits	$144	$96	$288	$192
Gross windfall tax benefits	$9	$15	$10	$15

The total fair values of restricted stock vested were as follows:

	Six Months Ended
	December 31,
	2012	2011
Fair value of vested shares	$490	$420

The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the six months ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of period	62	$63.25
Granted	7	$73.29
Vested	(7)	$65.97
Forfeited	(1)	$61.01

Unvested restricted stock at end of period	61	$64.05

At December 31, 2012, there was approximately $1.8 million of unrecognized compensation expense

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

related to restricted stock that we will recognize over a weighted-average period of approximately 1.69 years.

Note 8 – Income Taxes

The gross tax contingency reserve at December 31, 2012 was approximately $2.0 million and consisted of tax liabilities of approximately $1.0 million and penalties and interest of approximately $1.0 million. We classified approximately $0.2 million of the gross tax contingency reserve as current liabilities as these amounts are expected to be resolved within the next 12 months. The remaining liability of approximately $1.8 million was included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.

Note 9 – Business Segment Information

The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2012 consolidated financial statements. The December 31, 2012 identifiable assets by reportable segment are generally consistent with that of June 30, 2012. However, the amount of Corporate assets declined because of the decrease in cash, which is treated as a Corporate asset, due to the payment of the December 2012 special dividend.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net Sales
Specialty Foods	$272,634	$266,225	$521,515	$503,172
Glassware and Candles	53,521	45,561	95,616	83,130

Total	$326,155	$311,786	$617,131	$586,302

Operating Income
Specialty Foods	$50,384	$44,750	$93,142	$79,949
Glassware and Candles	5,614	1,636	6,222	1,299
Corporate Expenses	(3,373)	(2,676)	(6,167)	(5,026)

Total	$52,625	$43,710	$93,197	$76,222

Note 10 – Commitments and Contingencies

In addition to the items discussed below, at December 31, 2012, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from anti-dumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $0.3 million in the second quarter of 2013, as compared to approximately $2.7 million in the second quarter of 2012.

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

OVERVIEW

Business Overview

Lancaster Colony Corporation is a diversified manufacturer and marketer of consumer products focusing primarily on specialty foods for the retail and foodservice markets. We also manufacture and market candles for the food, drug and mass markets. Although not material to our consolidated operations, we are also engaged in the distribution of various products, including glassware and candles, to select commercial markets. Our operations are organized in two reportable segments: “Specialty Foods” and “Glassware and Candles.” The sales of each segment are predominately domestic.

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

We have made substantial capital investments to support our existing food operations and future growth opportunities. Based on our current plans and expectations, we believe that our total consolidated capital expenditures for 2013 will total approximately $25 million.

Summary of 2013 Results

The following is a comparative overview of our consolidated operating results for the three and six months ended December 31, 2012 and 2011.

Net sales for the three months ended December 31, 2012 increased 5% to approximately $326.2 million from the prior-year total of $311.8 million. This sales increase reflects higher sales in both operating segments. The Specialty Foods segment’s increase reflects higher retail and foodservice sales. The increase in sales of the Glassware and Candles segment primarily reflects higher seasonal sales. The second quarter gross margin increased 17% to approximately $81.7 million from the prior-year total of $69.9 million. The higher level of net sales and comparatively lower material costs contributed to the improved gross margin. Other income for the current-year second quarter totaled approximately $0.3 million compared to $2.7 million in the prior-year comparative period. These figures included Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) receipts totaling approximately $0.3 million in the second quarter of 2013 and approximately $2.7 million in the corresponding period of 2012. Net income for the three months ended December 31, 2012 totaled approximately $35.3 million, or $1.28 per diluted share. Net income totaled approximately $30.4 million in the second quarter of the prior year, or $1.11 per diluted share.

Year-to-date net sales for the period ended December 31, 2012 increased 5% to approximately $617.1 million from the prior-year total of $586.3 million. Gross margin increased 18% to approximately $147.4 million from the prior year-to-date total of $125.3 million. Net income for the six months ended December 31, 2012 totaled approximately $61.9 million, or $2.26 per diluted share. Net income totaled approximately $51.6 million in the six months ended December 31, 2011, or $1.89 per diluted share.

RESULTS OF CONSOLIDATED OPERATIONS

Net Sales and Gross Margin

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2012	2011	Change		2012	2011	Change
Net Sales
Specialty Foods	$272,634	$266,225	$6,409	2%	$521,515	$503,172	$18,343	4%
Glassware and Candles	53,521	45,561	7,960	17%	95,616	83,130	12,486	15%

Total	$326,155	$311,786	$14,369	5%	$617,131	$586,302	$30,829	5%

Gross Margin	$81,656	$69,859	$11,797	17%	$147,373	$125,289	$22,084	18%

Gross Margin as a Percentage of Net Sales	25.0%	22.4%			23.9%	21.4%

Consolidated net sales for the second quarter and six months ended December 31, 2012 increased 5%, reflecting higher sales in both operating segments.

For the three and six months ended December 31, 2012, net sales of the Specialty Foods segment increased by 2% and 4%, respectively. Net sales of both retail and foodservice products improved during each comparative period. Higher product pricing contributed approximately half of the segment’s net sales growth for the quarter and approximately a third of the segment’s net sales growth for the six-month period. Retail net sales also benefited from lower levels of trade and consumer promotional costs. Overall sales volumes for the quarter were relatively comparable to year ago levels as modest improvement in foodservice volumes were offset by retail softness, particularly among garlic bread products. The latter decline reflected heightened competitive conditions in this category. Improved sales of foodservice products also led to a modest increase in segment sales volumes for the six-month period. The current year’s growth in foodservice sales occurred largely among existing customers. Additionally, the success of recently-introduced products also benefited retail channel sales.

Net sales of the Glassware and Candles segment for the three and six months ended December 31, 2012 increased by 17% and 15%, respectively. The increase in net sales was influenced by the growth of seasonal candle programs.

As a percentage of sales, our consolidated gross margin for the three and six months ended December 31, 2012 was 25.0% and 23.9%, respectively, as compared to 22.4% and 21.4% achieved in the prior-year comparative periods.

In the Specialty Foods segment, gross margin percentages improved for both the three and six months ended December 31, 2012, reflecting factors such as higher pricing and comparatively favorable ingredient costs (especially for soybean oil, flour and dairy-related products). We estimate that lower material costs beneficially affected the segment’s gross margins by less than one percent of segment net sales for both the three and six months ended December 31, 2012. Looking forward into the second half of 2013, we anticipate reduced benefits from higher pricing and, under current market conditions, potentially less favorable material cost comparisons to the prior year.

Gross margin percentages in the Glassware and Candles segment for both the three and six months ended December 31, 2012, improved from the prior-year comparative periods primarily due to higher production levels and somewhat lower average wax costs.

Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2012	2011	Change		2012	2011	Change
SG&A Expenses	$29,031	$26,149	$2,882	11%	$54,176	$49,067	$5,109	10%

SG&A Expenses as a Percentage of Net Sales	8.9%	8.4%			8.8%	8.4%

Consolidated selling, general and administrative costs totaled approximately $29.0 million and $54.2 million for the three and six months ended December 31, 2012, respectively, compared to the $26.1 million and $49.1 million incurred for the three and six months ended December 31, 2011. These increases were influenced by higher sales, greater personnel costs and increased costs associated with previously idled held-for-sale real estate.

Operating Income

The foregoing factors contributed to consolidated operating income totaling approximately $52.6 million and $93.2 million for the three and six months ended December 31, 2012, respectively. By segment, our operating income can be summarized as follows:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2012	2011	Change		2012	2011	Change
Operating Income
Specialty Foods	$50,384	$44,750	$5,634	13%	$93,142	$79,949	$13,193	17%
Glassware and Candles	5,614	1,636	3,978	243%	6,222	1,299	4,923	379%
Corporate Expenses	(3,373)	(2,676)	(697)	26%	(6,167)	(5,026)	(1,141)	23%

Total	$52,625	$43,710	$8,915	20%	$93,197	$76,222	$16,975	22%

Operating Income as a Percentage of Net Sales
Specialty Foods	18.5%	16.8%			17.9%	15.9%
Glassware and Candles	10.5%	3.6%			6.5%	1.6%
Total	16.1%	14.0%			15.1%	13.0%

Other Income – Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from anti-dumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $0.3 million in the second quarter of 2013, as compared to a distribution of approximately $2.7 million in the second quarter of 2012.

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

Interest Income and Other – Net

Interest income and other was expense of less than $0.1 million for the three and six months ended December 31, 2012 as compared to income of less than $0.1 million for the three and six months ended December 31, 2011.

Income Before Income Taxes

As impacted by the factors discussed above, income before income taxes for the three months ended December 31, 2012 increased by approximately $6.5 million to $52.9 million from the prior-year total of $46.4 million. Income before income taxes for the six months ended December 31, 2012 and 2011 was approximately $93.5 million and $79.0 million, respectively. Our effective tax rate of 33.7% for the six months ended December 31, 2012 was lower than the prior-year rate of 34.6%. The decrease in the 2013 effective rate was influenced by an increased deduction for dividends paid to our frozen ESOP Plan due to the $5.00 per share special dividend paid in December 2012.

Net Income

Second quarter net income for 2013 of approximately $35.3 million increased from the preceding year’s net income for the quarter of $30.4 million, as influenced by the factors noted above. Year-to-date net income of approximately $61.9 million was higher than the prior year-to-date total of $51.6 million. Net income per share for the second quarter of 2013 totaled $1.29 and $1.28 per basic and diluted share, respectively, as compared to $1.11 per basic and diluted share recorded in the prior year. Year-to-date net income per share was $2.26 per basic and diluted share, as compared to $1.89 per basic and diluted share for the prior-year period.

FINANCIAL CONDITION

For the six months ended December 31, 2012, net cash provided by operating activities totaled approximately $67.8 million as compared to $66.6 million in the prior-year period. The increase resulted from higher net income, which was largely offset by the relative changes in working capital, particularly inventory. The increase in receivables since June 2012 primarily related to seasonal influences on sales within the Glassware and Candles segment.

Cash used in investing activities for the six months ended December 31, 2012 was approximately $10.6 million as compared to $9.6 million in the prior year. This increase reflected a slightly higher level of capital expenditures in 2013.

Cash used in financing activities for the six months ended December 31, 2012 of approximately $156.3 million increased from the prior-year total of $26.9 million. This increase was due to higher dividend payments, including the $5.00 per share special dividend that was paid in December 2012, as partially offset by a lower level of share repurchases in the current year. The special dividend payment, which totaled in excess of $136 million, led to the decline in retained earnings since June 30, 2012 and also resulted in the decrease of Corporate assets, from that presented in the business segment information disclosed in our 2012 Annual Report on Form 10-K.

Under our unsecured revolving credit facility, we may borrow up to a maximum of $120 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at December 31, 2012. At December 31, 2012, we had approximately $3.4 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility. The facility expires in April 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.

The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2012, we were in compliance with all applicable provisions and covenants of the facility, and we exceeded the requirements of the financial covenants by substantial margins.

We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At December 31, 2012, we were not aware of any event that would constitute a default under the facility.

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

CONTRACTUAL OBLIGATIONS

We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. Examples of items not recognized as liabilities in our condensed consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2012 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2012 Annual Report on Form 10-K.

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

Items which could impact these forward-looking statements include, but are not limited to:

•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	efficiencies in plant operations, including the ability to optimize overhead utilization in candle operations;

•	price and product competition;

•	the uncertainty regarding the effect or outcome of any decision to explore further strategic alternatives among our nonfood operations;

•	fluctuations in the cost and availability of raw materials;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	maintenance of competitive position with respect to other manufacturers, including global sources of production;

•	dependence on key personnel;

•	stability of labor relations;

•	dependence on contract copackers and limited or exclusive sources for certain goods;

•	legislation and litigation affecting the future administration of the Continued Dumping and Subsidy Offset Act of 2000;

•	access to any required financing;

•	unknown costs relating to the holding or disposition of idle real estate;

•	changes in estimates in critical accounting judgments;

•	the outcome of any litigation or arbitration; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2012 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks have not changed materially from those disclosed in our 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 1,476,000 shares remained authorized for future repurchases at December 31, 2012. This share repurchase authorization does not have a stated expiration date. In the second quarter, we did not repurchase any of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1-31, 2012	—	$	—	—	1,476,123
November 1-30, 2012	—	$	—	—	1,476,123
December 1-31, 2012	—	$	—	—	1,476,123

Total	—	$	—	—	1,476,123

Item 6. Exhibits

See Index to Exhibits following Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION (Registrant)

Date: February 7, 2013	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date: February 7, 2013	By:	/s/ JOHN L. BOYLAN
John L. Boylan
Treasurer, Vice President,
Assistant Secretary,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2012

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