Form 10-Q
period 2013-03-31
LANCASTER COLONY CORP
filed 2013-05-08
CIK 57515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 26, 2013, there were approximately 27,316,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share data)	March 31, 2013	June 30, 2012
ASSETS
Current Assets:
Cash and equivalents	$100,611	$191,636
Receivables (less allowance for doubtful accounts, March-$853; June-$678)	91,705	73,326
Inventories:
Raw materials	32,865	36,005
Finished goods and work in process	58,643	73,699

Total inventories	91,508	109,704
Deferred income taxes and other current assets	23,812	17,073

Total current assets	307,636	391,739
Property, Plant and Equipment:
Land, buildings and improvements	145,031	140,337
Machinery and equipment	291,889	276,951

Total cost	436,920	417,288
Less accumulated depreciation	244,954	233,158

Property, plant and equipment-net	191,966	184,130
Other Assets:
Goodwill	89,840	89,840
Other intangible assets-net	6,559	7,267
Other noncurrent assets	7,624	9,659

Total	$603,625	$682,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,171	$40,708
Accrued liabilities	35,828	31,963

Total current liabilities	75,999	72,671
Other Noncurrent Liabilities	30,466	31,627
Deferred Income Taxes	14,458	14,070
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding – March-27,315,855 shares; June-27,286,861 shares	102,109	100,015
Retained earnings	1,124,665	1,208,027
Accumulated other comprehensive loss	(11,850)	(12,162)
Common stock in treasury, at cost	(732,222)	(731,613)

Total shareholders’ equity	482,702	564,267

Total	$603,625	$682,635

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Amounts in thousands, except per share data)	2013	2012	2013	2012
Net Sales	$279,511	$271,098	$896,642	$857,400
Cost of Sales	220,687	217,296	690,445	678,309

Gross Margin	58,824	53,802	206,197	179,091
Selling, General and Administrative Expenses	26,517	25,848	80,693	74,915

Operating Income	32,307	27,954	125,504	104,176
Other Income:
Other income-Continued Dumping and Subsidy Offset Act	—	—	293	2,701
Interest Income and Other-Net	(63)	39	(88)	73

Income Before Income Taxes	32,244	27,993	125,709	106,950
Taxes Based on Income	10,411	9,771	41,937	37,097

Net Income	$21,833	$18,222	$83,772	$69,853

Net Income Per Common Share:
Basic and Diluted	$0.80	$0.67	$3.06	$2.56
Cash Dividends Per Common Share	$0.38	$0.36	$6.12	$1.05
Weighted Average Common Shares Outstanding:
Basic	27,259	27,216	27,244	27,237
Diluted	27,287	27,251	27,275	27,268

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Amounts in thousands)	2013	2012	2013	2012
Net Income	$21,833	$18,222	$83,772	$69,853
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	166	81	500	243
Amortization of prior service asset, before tax	(1)	(1)	(3)	(3)

Total Other Comprehensive Income, Before Tax	165	80	497	240

Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(62)	(30)	(186)	(91)
Amortization of prior service asset, tax	1	1	1	1

Total Other Comprehensive Income, Tax	(61)	(29)	(185)	(90)

Other Comprehensive Income, Net of Tax	104	51	312	150

Comprehensive Income	$21,937	$18,273	$84,084	$70,003

See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
(Amounts in thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$83,772	$69,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,124	15,158
Deferred income taxes and other noncash changes	(652)	4,364
Stock-based compensation expense	2,211	1,991
Loss (gain) on sale of property	318	(16)
Pension plan activity	(45)	(1,095)
Changes in operating assets and liabilities:
Receivables	(19,463)	(22,869)
Inventories	18,196	11,601
Other current assets	(5,796)	1,088
Accounts payable and accrued liabilities	1,243	5,088

Net cash provided by operating activities	94,908	85,163

Cash Flows From Investing Activities:
Payments on property additions	(19,125)	(12,178)
Proceeds from sale of property	1,099	385
Other-net	(788)	(913)

Net cash used in investing activities	(18,814)	(12,706)

Cash Flows From Financing Activities:
Purchase of treasury stock	(609)	(8,315)
Payment of dividends	(167,134)	(28,641)
Excess tax benefit from stock-based compensation	624	193

Net cash used in financing activities	(167,119)	(36,763)

Net change in cash and equivalents	(91,025)	35,694
Cash and equivalents at beginning of year	191,636	132,266

Cash and equivalents at end of period	$100,611	$167,960

Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$47,416	$30,187

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

	March 31,
	2013	2012
Construction in progress in accounts payable	$2,704	$244

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$21,833	$18,222	$83,772	$69,853
Net income available to participating securities	(29)	(36)	(311)	(125)

Net income available to common shareholders	$21,804	$18,186	$83,461	$69,728

Weighted average common shares outstanding – basic	27,259	27,216	27,244	27,237
Incremental share effect from:
Nonparticipating restricted stock	2	2	3	4
Stock-settled stock appreciation rights	26	33	28	27

Weighted average common shares outstanding – diluted	27,287	27,251	27,275	27,268

Net income per common share – basic and diluted	$0.80	$0.67	$3.06	$2.56

Significant Accounting Policies

There were no changes to our Significant Accounting Policies from those disclosed in our 2012 Annual Report on Form 10-K.

Note 2 – Impact of Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 13-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 13-02 effectively replaces the requirements previously outlined in ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” and ASU No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The requirements of ASU 13-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. As ASU 13-02 relates to disclosure requirements only, we do not expect the adoption of this guidance to have an impact on our financial position, results of operations or cash flows.

Note 3 – Goodwill and Other Intangible Assets

Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at March 31, 2013 and June 30, 2012.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	March 31,	June 30,
	2013	2012
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(202)	(196)

Net carrying value	$168	$174

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(6,629)	(5,927)

Net carrying value	$6,391	$7,093

Total net carrying value	$6,559	$7,267

Amortization expense relating to these assets was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Amortization expense	$236	$253	$708	$835

Total annual amortization expense for each of the next five years is estimated to be as follows:

2014	$946
2015	$946
2016	$775
2017	$604
2018	$604

Note 4 – Long-Term Debt

At March 31, 2013 and June 30, 2012, we had an unsecured credit agreement under which we may borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million based on obtaining consent of the issuing banks and certain other conditions. The facility expires on April 18, 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.

At March 31, 2013 and June 30, 2012, we had no borrowings outstanding under this facility. At March 31, 2013, we had approximately $3.4 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the credit agreement. We paid no interest for the three and nine months ended March 31, 2013 and 2012. At March 31, 2013 and June 30, 2012, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At March 31, 2013, we were not aware of any event that would constitute a

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

default under the facility.

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

The following table summarizes the components of net periodic benefit income for our pension plans:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Components of net periodic benefit income
Interest cost	$408	$483	$1,224	$1,449
Expected return on plan assets	(595)	(599)	(1,785)	(1,797)
Amortization of unrecognized net loss	172	89	516	267

Net periodic benefit income	$(15)	$(27)	$(45)	$(81)

For the three and nine months ended March 31, 2013, we made no pension plan contributions and we do not expect to make any contributions to our pension plans during 2013.

Note 6 – Postretirement Benefits

We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.

The following table summarizes the components of net periodic benefit cost for our postretirement plans:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$8	$6	$24	$18
Interest cost	28	37	84	111
Amortization of unrecognized net gain	(6)	(8)	(16)	(24)
Amortization of prior service asset	(1)	(1)	(3)	(3)

Net periodic benefit cost	$29	$34	$89	$102

For the three and nine months ended March 31, 2013, we made approximately $27,000 and $81,000, respectively, in contributions to our postretirement medical and life insurance benefit plans. We expect to

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2013.

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

In February 2013 and 2012, we granted SSSARs to various employees under the terms of our 2005 Plan. The following table summarizes information relating to each of these grants:

	2013	2012
SSSARs granted	108	185
Weighted average grant date fair value per right	$9.04	$9.08
Assumptions used in fair value calculations:
Risk-free interest rate	0.33%	0.41%
Dividend yield	2.09%	2.11%
Volatility factor of the expected market price of our common stock	23.23%	24.31%
Weighted average expected life in years	2.67	2.76
Estimated forfeiture rate	2.00%	4.00%

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Compensation expense	$282	$453	$1,081	$1,099
Tax benefits	$99	$159	$378	$385
Intrinsic value of exercises	$87	$138	$1,371	$281
Gross windfall tax benefits	$41	$58	$490	$122

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The total fair values of SSSARs vested were as follows:

	Nine Months Ended
	March 31,
	2013	2012
Fair value of vested rights	$1,469	$1,107

The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the nine months ended March 31, 2013:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	446	$60.55
Exercised	(124)	$52.82
Granted	108	$72.67
Forfeited	(5)	$63.50

Outstanding at end of period	425	$65.88	3.65	$4,723

Exercisable and vested at end of period	162	$61.21	2.76	$2,552

Vested and expected to vest at end of period	416	$65.86	3.65	$4,629

At March 31, 2013, there was approximately $1.8 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of approximately 2.29 years.

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

In November 2012 and 2011, we granted shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan. The following table summarizes information relating to each of these grants:

	Nine Months Ended
	March 31,
	2013	2012
Nonemployee directors
Restricted stock granted	7	7
Grant date fair value	$490	$490
Weighted average grant date fair value per award	$73.29	$65.97

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

In February 2013 and 2012, we granted shares of restricted stock to various employees under the terms of the 2005 Plan. The following table summarizes information relating to each of these grants:

	Nine Months Ended
	March 31,
	2013	2012
Employees
Restricted stock granted	8	25
Grant date fair value	$572	$1,693
Weighted average grant date fair value per award	$72.67	$68.12
Estimated forfeiture rate	3.00%	4.00%

The restricted stock under each of these employee grants vests on the third anniversary of the grant date. Under the terms of the grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status. Approximately 23,000 shares of employee restricted stock vested in 2013.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Compensation expense	$306	$343	$1,130	$892
Tax benefits	$107	$120	$395	$312
Gross windfall tax benefits	$124	$56	$134	$71

The total fair values of restricted stock vested were as follows:

	Nine Months Ended
	March 31,
	2013	2012
Fair value of vested shares	$1,837	$645

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the nine months ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of period	62	$63.25
Granted	15	$72.95
Vested	(30)	$60.56
Forfeited	(1)	$61.85

Unvested restricted stock at end of period	46	$68.16

At March 31, 2013, there was approximately $2.0 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 1.92 years.

Note 8 – Income Taxes

The gross tax contingency reserve at March 31, 2013 was approximately $2.0 million and consisted of tax liabilities of approximately $1.0 million and penalties and interest of approximately $1.0 million. We classified approximately $0.2 million of the gross tax contingency reserve as current liabilities as these amounts are expected to be resolved within the next 12 months. The remaining liability of approximately $1.8 million was included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.

Note 9 – Business Segment Information

The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2012 consolidated financial statements. The March 31, 2013 identifiable assets by reportable segment are generally consistent with that of June 30, 2012. However, the amount of Corporate assets declined because of the decrease in cash, which is treated as a Corporate asset, due to the payment of the December 2012 special dividend.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net Sales
Specialty Foods	$247,098	$237,432	$768,613	$740,604
Glassware and Candles	32,413	33,666	128,029	116,796

Total	$279,511	$271,098	$896,642	$857,400

Operating Income
Specialty Foods	$33,648	$29,561	$126,790	$109,510
Glassware and Candles	1,587	973	7,809	2,272
Corporate Expenses	(2,928)	(2,580)	(9,095)	(7,606)

Total	$32,307	$27,954	$125,504	$104,176

Note 10 – Commitments and Contingencies

We currently are party to various legal proceedings, including an action brought by a competitor in our Glassware and Candles segment alleging defamation of the competitor by us. The plaintiff’s complaint did

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

not specify damages. The case is set for jury trial beginning May 20, 2013 in the U.S. District Court of South Carolina. We believe we have meritorious defenses in this matter and intend to defend ourselves vigorously. As of March 31, 2013, we have not recorded a loss contingency for this matter. While we believe that the ultimate outcome of this and various other proceedings we face, individually and in the aggregate, will not have a material adverse effect on our financial position or liquidity, litigation is always subject to inherent uncertainties, and unfavorable rulings could occur, which could have a material impact on net income for the period in which the ruling occurs and future periods.

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from anti-dumping cases to qualifying domestic producers. Our reported CDSOA receipts totaled approximately $0.3 million in the second quarter of 2013, as compared to approximately $2.7 million in the second quarter of 2012.

CDSOA remittances relate to certain candles being imported from the People’s Republic of China. CDSOA provisions for remittances apply only to duties collected on products imported prior to October 2007. Accordingly, we may receive some level of annual distributions for an undetermined period of years in the future as the monies collected that relate to entries filed prior to October 2007 are administratively finalized by U.S. Customs. Without further legislative action, we expect these distributions will eventually cease.

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

Within the Specialty Foods segment, our goal is to grow both retail and foodservice sales over time by:

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

Summary of 2013 Results

The following is a comparative overview of our consolidated operating results for the three and nine months ended March 31, 2013 and 2012.

Net sales for the three months ended March 31, 2013 increased 3% to approximately $279.5 million from the prior-year total of $271.1 million. This sales increase reflects higher sales in the Specialty Foods segment, largely due to higher retail volumes. Glassware and Candles net sales declined as a result of lower candle volumes. The third quarter gross margin increased 9% to approximately $58.8 million from the prior-year total of $53.8 million. The higher level of net sales and a more favorable sales mix contributed to the improved gross margin. Net income for the three months ended March 31, 2013 totaled approximately $21.8 million, or $.80 per diluted share. Net income totaled approximately $18.2 million in the third quarter of the prior year, or $.67 per diluted share.

Year-to-date net sales for the period ended March 31, 2013 increased 5% to approximately $896.6 million from the prior-year total of $857.4 million. Gross margin increased 15% to approximately $206.2 million from the prior year-to-date total of $179.1 million. Net income for the nine months ended March 31, 2013 totaled approximately $83.8 million, or $3.06 per diluted share. Net income totaled approximately $69.9 million in the nine months ended March 31, 2012, or $2.56 per diluted share.

RESULTS OF CONSOLIDATED OPERATIONS

Net Sales and Gross Margin

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2013	2012	Change		2013	2012	Change
Net Sales
Specialty Foods	$247,098	$237,432	$9,666	4%	$768,613	$740,604	$28,009	4%
Glassware and Candles	32,413	33,666	(1,253)	(4)%	128,029	116,796	11,233	10%

Total	$279,511	$271,098	$8,413	3%	$896,642	$857,400	$39,242	5%

Gross Margin	$58,824	$53,802	$5,022	9%	$206,197	$179,091	$27,106	15%

Gross Margin as a Percentage of Net Sales	21.0%	19.8%			23.0%	20.9%

Consolidated net sales for the third quarter and nine months ended March 31, 2013 increased 3% and 5%, respectively. For the quarter, increased sales within the Specialty Foods segment were partially offset by lower sales within the Glassware and Candles segment. The sales increase for the nine-month period reflected higher sales in both operating segments.

For the three and nine months ended March 31, 2013, net sales of the Specialty Foods segment increased by 4%. For the quarter, the net sales increase was mainly influenced by increased retail volumes, including that provided by recently-introduced products. Overall foodservice sales volumes for the quarter were relatively comparable to year ago levels. The impact of pricing to the quarter was immaterial. Both the retail and foodservice sales increased for the year-to-date period. Higher product pricing contributed approximately a quarter of the segment’s net sales growth for the nine-month period. The current year’s growth in foodservice sales occurred largely among existing customers. Additionally, the success of recently-introduced products also benefited retail channel sales. For both comparable periods of 2013, retail net sales also benefited from lower levels of consumer-directed promotional costs.

Net sales of the Glassware and Candles segment for the three months ended March 31, 2013 decreased by 4% on lower candle volume. Net sales of the Glassware and Candles segment increased by 10% for the nine months ended March 31, 2013. The increase in net sales for the nine-month period was influenced by the growth of seasonal candle programs.

As a percentage of sales, our consolidated gross margin for the three and nine months ended March 31, 2013 was 21.0% and 23.0%, respectively, as compared to 19.8% and 20.9% achieved in the prior-year comparative periods.

In the Specialty Foods segment, gross margin percentages improved for both the three and nine months ended March 31, 2013, reflecting factors such as improved sales volumes, a more favorable sales mix and modestly favorable ingredient costs (especially for soybean oil, flour and sweeteners). We estimate that lower material costs beneficially affected the segment’s gross margins by less than one percent of segment net sales for both the three and nine months ended March 31, 2013. For the year-to-date period, margins also benefited from higher pricing. Looking forward into the final quarter of 2013, we anticipate comparative results to be challenged by the prior year’s volume of new product roll-outs, less favorable material cost comparisons than experienced in the third quarter and potentially higher promotional costs.

Gross margin percentages in the Glassware and Candles segment for both the three and nine months ended March 31, 2013, improved, as influenced by a more beneficial customer and product mix. For the year-to-date period, margins also reflected higher sales and production levels as well as modestly lower wax costs.

Selling, General and Administrative Expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	2012	Change		2013	2012	Change
SG&A Expenses	$26,517	$25,848	$669	3%	$80,693	$74,915	$5,778	8%

SG&A Expenses as a Percentage of Net Sales	9.5%	9.5%			9.0%	8.7%

Consolidated selling, general and administrative costs totaled approximately $26.5 million and $80.7 million for the three and nine months ended March 31, 2013, respectively, compared to the $25.8 million and $74.9 million incurred for the three and nine months ended March 31, 2012. These increases were influenced by higher sales, greater personnel costs and increased costs associated with previously idled held-for-sale real estate.

Operating Income

The foregoing factors contributed to consolidated operating income totaling approximately $32.3 million and $125.5 million for the three and nine months ended March 31, 2013, respectively. By segment, our operating income can be summarized as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	2012	Change		2013	2012	Change
Operating Income
Specialty Foods	$33,648	$29,561	$4,087	14%	$126,790	$109,510	$17,280	16%
Glassware and Candles	1,587	973	614	63%	7,809	2,272	5,537	244%
Corporate Expenses	(2,928)	(2,580)	(348)	13%	(9,095)	(7,606)	(1,489)	20%

Total	$32,307	$27,954	$4,353	16%	$125,504	$104,176	$21,328	20%

Operating Income as a Percentage of Net Sales
Specialty Foods	13.6%	12.5%			16.5%	14.8%
Glassware and Candles	4.9%	2.9%			6.1%	1.9%
Total	11.6%	10.3%			14.0%	12.2%

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

CDSOA remittances relate to certain candles being imported from the People’s Republic of China. CDSOA provisions for remittances apply only to duties collected on products imported prior to October 2007. Accordingly, we may receive some level of annual distributions for an undetermined period of years in the future as the monies collected that relate to entries filed prior to October 2007 are administratively finalized by U.S. Customs. Without further legislative action, we expect these distributions will eventually cease.

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

Interest Income and Other – Net

Interest income and other was expense of approximately $0.1 million for the three and nine months ended March 31, 2013 as compared to income of less than $0.1 million and approximately $0.1 million for the three and nine months ended March 31, 2012, respectively.

Income Before Income Taxes

As impacted by the factors discussed above, income before income taxes for the three months ended March 31, 2013 increased by approximately $4.2 million to $32.2 million from the prior-year total of $28.0 million. Income before income taxes for the nine months ended March 31, 2013 and 2012 was approximately $125.7 million and $107.0 million, respectively. Our effective tax rate of 33.4% for the nine months ended March 31, 2013 was lower than the prior-year rate of 34.7%. The decrease in the 2013 effective rate reflected our expectation of a lower annual rate for 2013 as influenced by an increased deduction for dividends paid to our frozen ESOP Plan due to the $5.00 per share special dividend paid in December 2012.

Net Income

Third quarter net income for 2013 of approximately $21.8 million increased from the preceding year’s net income for the quarter of $18.2 million, as influenced by the factors noted above. Year-to-date net income of approximately $83.8 million was higher than the prior year-to-date total of $69.9 million. Net income per share for the third quarter of 2013 totaled $.80 per basic and diluted share, as compared to $.67 per basic and diluted share recorded in the prior year. Year-to-date net income per share was $3.06 per basic and diluted share, as compared to $2.56 per basic and diluted share for the prior-year period.

FINANCIAL CONDITION

For the nine months ended March 31, 2013, net cash provided by operating activities totaled approximately $94.9 million as compared to $85.2 million in the prior-year period. The increase resulted from higher net income, partially offset by changes in deferred income taxes and relative changes in working capital. The increase in receivables since June 2012 largely related to the strength of sales toward the end of the March quarter relative to that of last June. The decrease in inventories since June 2012 primarily related to seasonal influences on production within the Glassware and Candles segment.

Cash used in investing activities for the nine months ended March 31, 2013 was approximately $18.8 million as compared to $12.7 million in the prior year. This increase reflected the higher level of capital expenditures in 2013, including an investment in expanded crouton manufacturing capabilities.

Cash used in financing activities for the nine months ended March 31, 2013 of approximately $167.1 million increased from the prior-year total of $36.8 million. This increase was due to higher dividend payments, including the $5.00 per share special dividend that was paid in December 2012, as partially offset by a lower level of share repurchases in the current year. The special dividend payment, which totaled in excess of $136 million, led to the decline in retained earnings since June 30, 2012 and also resulted in the decrease of Corporate assets, from that presented in the business segment information disclosed in our 2012 Annual Report on
Form 10-K.

Under our unsecured revolving credit facility, we may borrow up to a maximum of $120 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at March 31, 2013. At March 31, 2013, we had approximately $3.4 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility. The facility expires in April 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.

The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2013, we were in compliance with all applicable provisions and covenants of the facility, and we exceeded the requirements of the financial covenants by substantial margins.

We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At March 31, 2013, we were not aware of any event that would constitute a default under the facility.

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

CONTRACTUAL OBLIGATIONS

We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. Examples of items not recognized as liabilities in our condensed consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of March 31, 2013 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2012 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies from those disclosed in our 2012 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 13-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 13-02 effectively replaces the requirements previously outlined in ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 11-05”) and ASU No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 11-12”). The requirements of ASU 13-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. As ASU 13-02 relates to disclosure requirements only, we do not expect the adoption of this guidance to have an impact on our financial position, results of operations or cash flows.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2011, the FASB issued ASU 11-12. This ASU indefinitely deferred the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income as set forth in ASU 11-05. ASU 11-12 had the same effective date as the unaffected provisions of ASU 11-05, for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As this update is merely a deferral, it had no impact on our financial position or results of operations.

In June 2011, the FASB issued ASU 11-05. This ASU amended comprehensive income guidance to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 11-05 was effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As noted above, portions of this ASU relating to reclassifications were indefinitely deferred with the issuance of ASU 11-12. We adopted the presentation provisions of this guidance in the first quarter of fiscal 2013 by presenting other comprehensive income and its components in the Condensed Consolidated Statements of Comprehensive Income. There was no impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment” (“ASU 11-08”). This ASU permitted an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. ASU 11-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance in fiscal 2013, but because the measurement of a potential impairment loss has not changed, the amended standards are not expected to have an effect on our consolidated financial statements.

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

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

We currently are party to various legal proceedings, including an action brought by a competitor in our Glassware and Candles segment alleging defamation of the competitor by us. The plaintiff’s complaint did not specify damages. The case is set for jury trial beginning May 20, 2013 in the U.S. District Court of South Carolina. We believe we have meritorious defenses in this matter and intend to defend ourselves vigorously. As of March 31, 2013, we have not recorded a loss contingency for this matter. While we believe that the ultimate outcome of this and various other proceedings we face, individually and in the aggregate, will not have a material adverse effect on our financial position or liquidity, litigation is always subject to inherent uncertainties, and unfavorable rulings could occur, which could have a material impact on net income for the period in which the ruling occurs and future periods.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 1,468,000 shares remained authorized for future repurchases at March 31, 2013. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1-31, 2013	—	$—	—	1,476,123
February 1-28, 2013 (1)	8,277	$73.60	8,277	1,467,846
March 1-31, 2013	—	$—	—	1,467,846

Total	8,277	$73.60	8,277	1,467,846

(1)	Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2005 stock plan.

Item 6.	Exhibits

See Index to Exhibits following Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION (Registrant)

Date: May 8, 2013	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date: May 8, 2013	By:	/s/ JOHN L. BOYLAN
John L. Boylan
Treasurer, Vice President,
Assistant Secretary,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2013

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