Form 10-K
period 2013-06-30
LANCASTER COLONY CORP
filed 2013-08-29
CIK 57515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates on December 31, 2012 was approximately $1,275,525,000, based on the closing price of these shares on that day.

As of August 9, 2013, there were approximately 27,324,000 shares of Common Stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its November 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

We operate in two business segments – “Specialty Foods” and “Glassware and Candles” – with the sales of these segments accounting for approximately 87% and 13%, respectively, of consolidated net sales for the year ended June 30, 2013. The financial information relating to business segments for the three years ended June 30, 2013, 2012 and 2011 is included in Note 12 to the consolidated financial statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.

Specialty Foods Segment

The food products our Specialty Foods segment manufactures and sells include: salad dressings and sauces marketed under the brand names “Marzetti,” “T. Marzetti,” “Cardini’s,” “Pfeiffer,” “Simply Dressed,” “Katherine’s Kitchen” and “Girard’s”; fruit glazes, vegetable dips and fruit dips marketed under the brand name “T. Marzetti”; Greek yogurt vegetable dips marketed under the brand name “Otria”; frozen garlic breads marketed under the brand names “New York BRAND” and “Mamma Bella”; frozen Parkerhouse style yeast dinner rolls and sweet rolls, as well as biscuits, marketed under the brand names “Sister Schubert’s,” “Marshall’s” and “Mary B’s”; premium dry egg noodles marketed under the brand names “Inn Maid” and “Amish Kitchen”; frozen specialty noodles and pastas marketed under the brand names “Reames” and “Aunt Vi’s”; croutons and related products marketed under the brand names “New York BRAND,” “Texas Toast,” “Chatham Village,” “Cardini’s” and “T. Marzetti” and caviar marketed under the brand name “Romanoff.” A portion of our sales in this segment relates to products sold under private label to retailers, distributors and restaurants primarily in the United States. Additionally, a portion of our sales relates to dressing packets, frozen specialty noodles and pastas sold to industrial customers for use as ingredients or components in their products.

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

In 2013, two customers, each with sales greater than 10% of total segment net sales, accounted for approximately 30% of this segment’s total net sales. Sales attributable to one customer comprised approximately 16% of this segment’s total net sales in both 2012 and 2011. No other customer accounted for more than 10% of this segment’s total net sales during these years. Although we believe we have the leading market share in several product categories, all of the markets in which we sell food products are highly competitive in the areas of price, quality and customer service.

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

Efficient and cost-effective production remains a key focus of the Specialty Foods segment. Beyond this segment’s ongoing initiatives for cost savings and operational improvements, we completed the construction of two new production facilities in Horse Cave, Kentucky, in recent years. Our salad dressing plant provided us with incremental capacity enabling us to achieve operating efficiencies at both the new and existing dressing plant locations. Our frozen yeast rolls plant, which was significantly expanded in 2011, helped to satisfy increased customer demand and improved operating efficiencies. In 2013, we expanded our crouton manufacturing capacity to satisfy customer demand and improve operating efficiencies as well.

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

Glassware and Candles Segment

We sell candles, candle accessories, and other home fragrance products in a variety of sizes, forms and fragrances in retail markets to mass merchants, supermarkets, drug stores and specialty shops under the “Candle-lite” brand name. A significant portion of our candle business is marketed under private label. While much less significant, we have also sold candles, glassware and various other products to customers in certain commercial markets. These commercial product lines were sold in May 2013. The sales and related operating income were not material to the segment’s results of operations.

All the markets in which we sell candle products are highly competitive in the areas of design, price, quality and customer service. Sales attributable to one customer comprised approximately 57% of this segment’s total net sales in 2013. In 2012, two customers, each with sales greater than 10% of total segment net sales, accounted for approximately 63% of this segment’s total net sales. Sales attributable to one customer comprised approximately 58% of this segment’s total net sales in 2011. No other customer accounted for more than 10% of this segment’s total net sales during these years.

Seasonal retail stocking patterns cause certain products in this segment to experience increased sales in the first half of the fiscal year. We do not use any franchises or concessions in this segment. The patents and licenses under which we operate are not essential to the overall success of this segment. Certain trademarks are important, however, to this segment’s marketing efforts.

NET SALES BY CLASS OF PRODUCTS

The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products that account for at least 10% of our consolidated net sales in any year from 2011 through 2013:

	2013	2012	2011
Specialty Foods Segment:
Non-frozen	56%	55%	53%
Frozen	31%	32%	32%
Glassware and Candles Segment:
Consumer table and giftware	13%	12%	15%

Net sales attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) totaled approximately 22%, 21% and 22% of consolidated net sales for 2013, 2012 and 2011, respectively. Net sales attributable to McLane Company, Inc., a wholesale distribution subsidiary of Berkshire Hathaway, Inc., totaled approximately 11% of consolidated net sales for 2013.

RESEARCH AND DEVELOPMENT

The estimated amount spent during each of the last three years on research and development activities determined in accordance with generally accepted accounting principles was less than 1% of net sales.

BACKLOG

The nature of our backlog varies by segment. Orders in our Specialty Foods segment are generally filled in three to seven days. In our Glassware and Candles segment, we receive certain orders in a highly seasonal manner. The timing of these orders can materially impact the amount of the backlog we have at any point in time without being an indication of longer-term sales. Due to these variables, we do not view the amount of backlog at any particular point in time as a meaningful indicator of longer-term shipments.

COMPETITION

All the markets in which we sell products are highly competitive. Both our Specialty Foods segment and our Glassware and Candles segment face competition from a number of manufacturers of various sizes and capabilities. We compete with other branded products, as well as an increasing presence of private label goods. We also compete with both domestic and foreign manufacturers of various sizes in the United States and internationally. Our ability to compete depends upon a variety of factors, including the position of our branded goods within various categories, product quality, product innovation, promotional and marketing activity and our ability to service customers.

ENVIRONMENTAL MATTERS

Certain of our operations are subject to various Federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations is not expected to have a material effect upon the level of capital expenditures, earnings or our competitive position for 2014.

EMPLOYEES AND LABOR RELATIONS

As of June 30, 2013, we had approximately 3,100 employees. Approximately 18% of our employees are represented under various collective bargaining agreements. Approximately 11% of our employees are represented under collective bargaining agreements that will expire within one year. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material effect on our business and results of operations.

FOREIGN OPERATIONS AND EXPORT SALES

Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations.

RAW MATERIALS

During 2013, we obtained adequate supplies of raw materials for all of our segments. We rely on a variety of raw materials for the day-to-day production of our products, including soybean oil, various sweeteners, eggs, dairy-related products, flour, glass, fragrances and colorant agents, paraffin and other waxes, various films and plastic and paper packaging materials.

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

Our net sales to Wal-Mart represented approximately 22% of consolidated net sales for the year ended June 30, 2013. We believe that our relationship with Wal-Mart is good, but we cannot assure that we will be able to maintain this relationship. Wal-Mart is not contractually obligated to purchase from us. In addition, changes in Wal-Mart’s general business model, such as reducing branded products or devoting more shelf space to private label products, could affect the profitability of our business with Wal-Mart even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Wal-Mart’s financial condition or other disruptions to Wal-Mart, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business and results of operations.

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

We rely on the value of our brands, and the failure to maintain and enhance our brands could adversely affect our business.

We rely on the success of our well-recognized brand names. Maintaining and enhancing our brand image and recognition is essential to our long-term success, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. We seek to maintain and enhance our brands through a variety of efforts, including the delivery of quality products, extending our brands into new markets and new products and investing in traditional marketing and advertising. The costs of maintaining and enhancing our brands are increasing, and these increased costs could have a material adverse impact on our business, financial condition and results of operations.

In addition, we increasingly rely on electronic marketing, such as social media platforms and the use of online promotional efforts to support and enhance our brands. This marketplace is growing and evolving quickly and allows for the rapid dissemination of information regarding our brands by us and consumers. We may not be able to successfully adapt our marketing efforts to this marketplace, which could have a material adverse impact on our business, financial condition and results of operations. Further, negative opinions or commentary posted online regarding our brands could diminish the value of our brands and adversely affect our business, financial condition and results of operations.

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

We purchase a majority of our key raw materials on the open market. Our ability to avoid the adverse effects of a pronounced, sustained price increase in our raw materials is limited. However, we try to limit our exposure to price fluctuations for raw materials by occasionally entering into longer-term, fixed-price contracts for certain raw materials. Our principal raw-material needs include soybean oil, various dairy-related products, flour, paper and plastic packaging materials, wax and water. We have observed increased volatility in the costs of many of these raw materials in recent years. From 2007 through the first half of 2009, and again in 2011 and 2012, commodity markets for grain-based products, on which our food products depend, including dairy, soybean oil and flour products, rose significantly and were unusually volatile due to market concerns over grain-based fuel sources and worldwide demand. Further, fluctuating petroleum prices have impacted our costs of wax and inbound freight on all purchased materials.

Disruptions in availability and increased prices of raw materials could have a material adverse effect on our business and results of operations. The increase in the costs of raw materials used in our Specialty Foods segment during 2007 through 2009 and 2011 through 2012 had an adverse impact on our operating income. We took measures to offset the impact of these higher costs, including the implementation of higher pricing. However, there is no assurance that we will not experience further increases in the costs of raw materials, and uncertainty exists as to our ability to implement offsetting measures. Such further increases, as well as an inability to effectively implement additional measures to offset higher costs, could have a material adverse effect on our business and results of operations.

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

We increasingly rely on information technology systems to process, transmit, and store electronic information. For example, our sales group and our production and distribution facilities utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, cyber-based attacks and other security issues. If we are unable to adequately protect against these vulnerabilities, our operations could be disrupted or we may suffer financial damage or loss because of lost or misappropriated information.

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

In addition, our business operations and the past and present ownership and operation of our properties, including idle properties, are subject to extensive and changing Federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Although most of our properties have been subjected to periodic environmental assessments, these assessments may be limited in scope and may not include or identify all potential environmental liabilities or risks associated with any particular property. We cannot be certain that our environmental assessments have identified all potential environmental liabilities or that we will not incur material environmental liabilities in the future.

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

We may incur liabilities related to multiemployer pension plans which could adversely affect our financial results.

We contribute to two multiemployer pension plans under certain union agreements that provide pension benefits to employees and retired employees who are part of the plan. Generally, as a contributor, we are responsible for making annual contributions to these plans and, upon termination or withdrawal from a plan, we are responsible for our proportionate share of the plan’s underfunded vested liability. The amount of our share for this liability can vary at any given time based upon a number of factors, including our ability to renegotiate union contracts successfully, current and future regulatory requirements, the performance of the pension plan’s investments, the number of participants who are entitled to receive benefits from the plan, and the number of other contributors who participate or withdraw from the plan. These factors may cause our required contributions to increase, which could have a material adverse impact on our financial condition and results of operations. In addition, should we choose to withdraw from a plan to which we contribute, we may incur withdrawal liabilities that could have a material adverse impact on our financial condition and results of operations.

We may not be able to successfully consummate proposed acquisitions or divestitures or integrate acquired businesses.

From time to time, we evaluate acquiring other businesses that would strategically fit within our various operations. If we are unable to consummate, successfully integrate and grow these acquisitions and to realize contemplated revenue growth, synergies and cost savings, our financial results could be adversely affected. In addition, we may, from time to time, divest businesses, product lines or other operations that are less of a strategic fit within our portfolio or do not meet our growth or profitability targets. As a result, our profitability may be impacted by either gains or losses on the sales of divested assets or lost operating income or cash flows from those businesses.

We may also not be able to divest businesses, product lines or other operations that are not core businesses or may not be able to do so on terms that are favorable to us. Further, a buyer’s inability to fulfill contractual obligations that were assigned as part of a divestiture, including those relating to customer contracts, could lead to future financial loss on our part. In addition, we may incur asset impairment or restructuring charges related to acquired or divested assets, which may reduce our profitability and cash flows. These potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention from ongoing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers.

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

We did not record any restructuring and impairment charges for the three-year period ended June 30, 2013. Future events may occur though that could adversely affect the reported value of our assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, or a material adverse change in our relationship with significant customers.

There is no certainty regarding the amount of any future CDSOA distributions.

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from anti-dumping cases to qualifying domestic producers. Our CDSOA receipts totaled approximately $0.3 million, $2.7 million and $14.4 million in 2013, 2012 and 2011, respectively.

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

We are unable to determine, at this time, what the ultimate outcome of the other legal challenges will be, and it is possible that further legal actions, potential additional changes in the law and other factors could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007. Accordingly, we cannot predict the amount of future distributions, if any, we may receive. U.S. Customs has advised affected domestic producers that it is possible that CDSOA distributions could be subject to clawback until the resolution of outstanding litigation. We believe that the likelihood of clawback is remote. Any change in CDSOA distributions could affect our earnings and cash flow.

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

As of June 30, 2013, Mr. Gerlach owned or controlled approximately 30% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power also may have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We use approximately 2.6 million square feet of space for our operations. Of this space, approximately 0.5 million square feet are leased.

The following table summarizes our locations that in total exceed 75,000 square feet of space (including aggregation of multiple facilities) and that are considered our principal manufacturing and warehousing operations:

Location	Principal Products Involved	Terms of Occupancy
Specialty Foods Segment:
Altoona, IA (1)	Frozen pasta	Owned/Leased
Bedford Heights, OH (1)	Frozen breads	Owned/Leased
Columbus, OH (1)	Sauces, dressings, dips, distribution of frozen foods	Owned/Leased
Grove City, OH	Distribution of non-frozen foods	Owned
Horse Cave, KY	Sauces, dressings, dips, frozen rolls	Owned
Luverne, AL	Frozen rolls	Owned
Milpitas, CA (2)	Sauces and dressings	Owned/Leased
Wareham, MA (3)	Croutons	Leased
Glassware and Candles Segment:
Leesburg, OH	Candles	Owned

(1)	Part leased for term expiring in calendar year 2014
(2)	Part leased for term expiring in calendar year 2015
(3)	Fully leased for term expiring in calendar year 2019

Item 3.	Legal Proceedings

From time to time we are a party to various legal proceedings. While we believe that the ultimate outcome of these various proceedings, individually and in the aggregate, will not have a material effect on our consolidated financial statements, litigation is always subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from manufacturing or selling one or more products or could lead to us altering the manner in which we manufacture or sell one or more products, which could have a material impact on net income for the period in which the ruling occurs and future periods. In the fourth quarter of 2013, a previously disclosed action brought by a competitor against us in our Glassware and Candles segment, was settled through our insurers. The outcome did not have a material impact on our results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol LANC. The following table sets forth the high and low prices for Lancaster Colony Corporation common shares and the dividends paid for each quarter of 2013 and 2012. Stock prices were provided by The NASDAQ Stock Market LLC.

	Stock Prices		Dividends Paid Per Share
	High	Low
2013
First Quarter	$74.70	$67.90	$0.36
Second Quarter	$78.34	$66.89	5.38	(1)
Third Quarter	$78.27	$69.65	0.38
Fourth Quarter	$84.88	$76.00	0.40

Year			$6.52

2012
First Quarter	$64.15	$53.60	$0.33
Second Quarter	$72.04	$59.00	0.36
Third Quarter	$71.58	$63.27	0.36
Fourth Quarter	$72.42	$62.68	0.36

Year			$1.41

(1)	Includes special cash dividend of $5.00 per common share. This dividend was approved by our Board of Directors on November 19, 2012 and was paid on December 28, 2012 to shareholders of record on December 10, 2012.

The number of shareholders of record as of August 9, 2013 was approximately 10,500. The highest and lowest prices for our common stock from July 1, 2013 to August 9, 2013 were $86.13 and $78.06.

We have paid dividends for 200 consecutive quarters. Future dividends will depend on our earnings, financial condition and other factors.

Issuer Purchases of Equity Securities

Our Board of Directors approved a share repurchase authorization of 2,000,000 shares in November 2010. Approximately 1,468,000 shares from this authorization remained authorized for future purchase at June 30, 2013. This share repurchase authorization does not have a stated expiration date. In the fourth quarter, we did not repurchase any of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1-30, 2013	—	$—	—	1,467,846
May 1-31, 2013	—	$—	—	1,467,846
June 1-30, 2013	—	$—	—	1,467,846

Total	—	$—	—	1,467,846

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN

OF LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX

AND THE DOW JONES U.S. FOOD PRODUCERS INDEX

The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2008 in each of our Common Stock, the S&P Midcap 400 Index and the Dow Jones U.S. Food Producers Index. It is assumed that all dividends are reinvested.

Cumulative Total Return (Dollars)
	6/08	6/09	6/10	6/11	6/12	6/13
Lancaster Colony Corporation	100.00	150.00	185.74	216.87	259.45	310.12
S&P Midcap 400	100.00	71.98	89.92	125.33	122.41	153.24
Dow Jones U.S. Food Producers	100.00	84.20	91.31	123.54	128.96	165.67

There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the above graph.

Item 6.	Selected Financial Data

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

FIVE YEAR FINANCIAL SUMMARY

	Years Ended June 30,
(Thousands Except Per Share Figures)	2013	2012	2011	2010	2009
Operations
Net Sales	$1,165,909	$1,131,359	$1,089,946	$1,056,608	$1,051,491
Gross Margin	$267,109	$240,111	$242,429	$270,332	$215,492
Percent of Net Sales	22.9%	21.2%	22.2%	25.6%	20.5%
Interest Expense	$—	$—	$—	$—	$(1,217)
Percent of Net Sales	0.0%	0.0%	0.0%	0.0%	0.1%
Other Income - Continued Dumping and Subsidy Offset Act	$293	$2,701	$14,388	$893	$8,696
Income Before Income Taxes	$161,983	$146,031	$161,506	$175,138	$137,006
Percent of Net Sales	13.9%	12.9%	14.8%	16.6%	13.0%
Taxes Based on Income	$52,734	$50,223	$55,142	$60,169	$47,920
Net Income	$109,249	$95,808	$106,364	$114,969	$89,086
Percent of Net Sales	9.4%	8.5%	9.8%	10.9%	8.5%
Diluted Net Income per Common Share (1)	$3.99	$3.51	$3.84	$4.07	$3.17
Cash Dividends per Common Share	$6.52	$1.41	$1.29	$1.185	$1.135
Financial Position
Cash and Equivalents	$123,386	$191,636	$132,266	$100,890	$38,484
Total Assets	$619,964	$682,635	$622,089	$586,453	$498,481
Working Capital	$248,881	$319,068	$257,040	$239,446	$148,233
Property, Plant and Equipment-Net	$189,695	$184,130	$185,282	$166,097	$170,900
Long-Term Debt	$—	$—	$—	$—	$—
Property Additions	$24,147	$16,347	$35,343	$12,833	$11,336
Depreciation and Amortization	$20,114	$20,266	$18,940	$20,533	$21,870
Shareholders’ Equity	$501,222	$564,267	$517,539	$484,908	$402,556
Per Common Share	$18.34	$20.68	$18.90	$17.21	$14.32
Weighted Average Common Shares Outstanding-Diluted (1)	27,285	27,265	27,689	28,174	28,044

(1)	Certain prior-year figures were restated in 2010 to reflect the adoption of the provisions of a Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) on the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Business Overview

Lancaster Colony Corporation is a diversified manufacturer and marketer of consumer products focusing primarily on specialty foods for the retail and foodservice markets. We also manufacture and market candles for the food, drug and mass markets. While much less significant, we have also sold candles, glassware and various other products to customers in certain commercial markets. These commercial product lines were sold in May 2013. Our operations are organized in two reportable segments: “Specialty Foods” and “Glassware and Candles.” The sales of each segment are predominately domestic.

In recent years, our strategy has shifted away from operating businesses in a variety of industries towards emphasizing the growth and success we have achieved in our Specialty Foods segment. For perspective, in 2013, approximately 87% of our consolidated net sales was derived from the Specialty Foods segment, as compared to approximately 55% of our consolidated net sales being derived from the Specialty Foods segment in 2003.

We intend to periodically reassess the strategic fit and contribution of our remaining nonfood operations in light of market conditions, capital needs and other factors. Our current strategy focuses our efforts on the most profitable part of our business and minimizes the amount of financial and management resources devoted to our nonfood operations.

We view our food operations as having the potential to achieve future growth in sales and profitability due to attributes such as:

•	leading retail market positions in several branded products with a high-quality perception;

•	a broad customer base in both retail and foodservice accounts;

•	well-regarded culinary expertise among foodservice accounts;

•	recognized leadership in foodservice product development;

•	experience in integrating complementary business acquisitions; and

•	historically strong cash flow generation that supports growth opportunities.

Within the Specialty Foods segment, our goal is to grow both retail and foodservice sales over time by:

•	leveraging the strength of our retail brands to increase current product sales, introduce new products and expand to new channels;

•	growing our foodservice sales through the strength of our reputation in product development and quality; and

•	pursuing acquisitions that meet our strategic criteria.

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

As has occasionally been required to support future growth opportunities, we have historically made substantial capital investments to support our existing food operations, such as the construction of a new frozen yeast roll facility in Horse Cave, Kentucky that began operations in 2008 and was significantly expanded through a project that was completed in June 2011. This facility has helped provide capacity for potential future sales growth and also provided greater manufacturing efficiencies. In 2013, we expanded our crouton manufacturing capacity to provide capacity for potential future sales growth as well as improve operating efficiencies. Based on our current plans and expectations, we believe that our total capital expenditures for 2014 could total $25 million, and perhaps more depending on the timing and approval of certain food-related projects currently being evaluated.

Summary of 2013 Results

Consolidated net sales reached approximately $1,166 million during 2013, increasing by approximately 3% as compared to prior-year net sales of $1,131 million, driven by growth coming from both operating segments. The Specialty Foods segment’s increase reflected higher retail and foodservice sales, including some benefit from higher pricing. The increase in sales of the Glassware and Candles segment was influenced by the growth of seasonal candle programs.

Gross margin increased 11% to approximately $267.1 million from the prior-year comparable total of $240.1 million. The higher level of net sales, lower material costs and a more favorable sales mix contributed to the improved gross margin.

Overall results were also affected by the funds received under CDSOA. In 2013, we received approximately $0.3 million under CDSOA, as compared to approximately $2.7 million in 2012 and approximately $14.4 million in 2011. For a more-detailed discussion of CDSOA, see the subcaption “Other Income – Continued Dumping and Subsidy Offset Act” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Net income totaled approximately $109.2 million in 2013, or $3.99 per diluted share, compared to net income of $95.8 million, or $3.51 per diluted share, in 2012. Net income in 2011 totaled approximately $106.4 million, or $3.84 per diluted share.

Looking Forward

Factors that are expected to affect our future performance include the impact of added volumes from several newer retail and foodservice programs, as well as further market expansion of certain key product lines. We will also continue to review acquisition opportunities within the Specialty Foods segment that are consistent with our growth strategy and represent good value or otherwise provide significant strategic benefits. However, continued unsettled economic conditions affecting consumer and retailer buying patterns and market acceptance of our new product lines are among the many influences that may impact our ability to improve sales and operating margins in the coming year.

Within our Specialty Foods segment for 2014, we anticipate volume growth from both retail and foodservice sales channels. No significant impact is expected from pricing actions. Additionally, based on current market conditions, we foresee modestly favorable material cost comparisons for 2014. It is possible that future changes in the economy and regulatory environment could cause increases in these costs. To help offset or stabilize the impact of such increases, we have historically pursued various pricing actions and operational strategies that we believe will aid our future results. We are also continuing to limit some of our exposure to volatile swings in food commodity costs through a structured purchasing program for certain key materials.

With respect to our Glassware and Candles segment in 2014, we expect our results to be challenged by weaker demand from several customers, including reduced seasonal sales, as well as by correspondingly lower production levels.

For a more-detailed discussion of the effect of commodity costs, see the “Impact of Inflation” section of this MD&A below.

In order to ensure that our capitalization is adequate to support future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and share repurchases, we will need to maintain sufficient flexibility in our future capital structure. We will continue to reassess our allocation of capital periodically to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders, whether through share repurchases or cash dividends, including special dividends, if appropriate.

REVIEW OF CONSOLIDATED OPERATIONS

Segment Sales Mix

The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2013	2012	2011
Segment Sales Mix:
Specialty Foods	87%	87%	85%
Glassware and Candles	13%	13%	15%

Net Sales and Gross Margin

	Year Ended June 30,			Change
(Dollars in thousands)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
Net Sales
Specialty Foods	$1,013,803	$988,937	$922,856	$24,866	3%	$66,081	7%
Glassware and Candles	152,106	142,422	167,090	9,684	7%	(24,668)	(15)%

Total	$1,165,909	$1,131,359	$1,089,946	$34,550	3%	$41,413	4%

Gross Margin	$267,109	$240,111	$242,429	$26,998	11%	$(2,318)	(1)%

Gross Margin as a Percentage of Net Sales	22.9%	21.2%	22.2%

Consolidated net sales for the year ended June 30, 2013 increased by approximately 3% to approximately $1,166 million from the prior-year total of approximately $1,131 million. There were increased sales within both of our segments. The Specialty Foods segment’s increase reflected higher retail and foodservice sales. Retail sales reflected the incremental benefit from some recently introduced food products. The segment’s foodservice sales increased on expanded volumes associated with certain existing customer programs. Higher pricing contributed less than one-third of the segment’s net sales growth for 2013. The increased sales of the Glassware and Candles segment primarily reflected growth in seasonal candle volumes. Consolidated net sales for the year ended June 30, 2012 increased by approximately 4% over the 2011 total of approximately $1,090 million. In 2012, increased sales within the Specialty Foods segment were partially offset by lower sales within the Glassware and Candles segment. The Specialty Foods segment’s increase reflected higher retail and foodservice sales. Higher pricing totaled approximately 4% of segment net sales for 2012. Retail sales also reflected the incremental benefit from some recently introduced food products. The segment’s foodservice sales also increased on expanded volumes associated with programs among existing customers. The decrease in sales of the Glassware and Candles segment primarily reflected lower candle volumes. In 2012, we exited certain lower-margin business, including some seasonal candle programs. Higher pricing helped to offset some of these declines.

Our gross margin as a percentage of net sales was approximately 22.9% in 2013 compared with 21.2% in 2012 and 22.2% in 2011. In the Specialty Foods segment, gross margin percentages improved in 2013, reflecting factors such as modestly improved sales volumes, beneficial pricing actions and favorable ingredient costs (especially for soybean oil, flour and sweeteners). Gross margin percentages in the Glassware and Candles segment also improved in 2013, as influenced by a more beneficial customer and product mix, higher sales and production levels and lower wax costs. In 2012, gross margin percentages in the Specialty Foods segment declined, reflecting a somewhat less favorable sales mix, as well as comparatively higher costs for a wide variety of raw materials (especially for soybean oil and flour) and freight, as partially offset by higher pricing. In the Glassware and Candles segment, gross margin percentages improved slightly in 2012 primarily due to the impact of higher pricing and an improved sales mix. These factors were somewhat mitigated by higher wax costs, lower sales and reduced production levels.

Selling, General and Administrative Expenses

	Year Ended June 30,			Change
(Dollars in thousands)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
SG&A Expenses	$105,203	$96,824	$95,425	$8,379	9%	$1,399	1%

SG&A Expenses as a Percentage of Net Sales	9.0%	8.6%	8.8%

Selling, general and administrative expenses for 2013 totaled approximately $105.2 million and increased 9% as compared with the 2012 total of $96.8 million, which had increased 1% from the 2011 total of $95.4 million. The 2013 increase was influenced by higher sales and greater marketing and personnel costs. The 2012 increase was influenced by the higher levels of food sales.

Operating Income

	Year Ended June 30,			Change
(Dollars in thousands)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
Operating Income
Specialty Foods	$165,710	$151,479	$155,218	$14,231	9%	$(3,739)	(2)%
Glassware and Candles	7,983	2,105	3,764	5,878	279%	(1,659)	(44)%
Corporate Expenses	(11,787)	(10,297)	(11,978)	(1,490)	14%	1,681	(14)%

Total	$161,906	$143,287	$147,004	$18,619	13%	$(3,717)	(3)%

Operating Income as a Percentage of Net Sales
Specialty Foods	16.3%	15.3%	16.8%
Glassware and Candles	5.2%	1.5%	2.3%
Total	13.9%	12.7%	13.5%

Due to the factors discussed above, consolidated operating income for 2013 totaled approximately $161.9 million, a 13% increase from 2012 operating income of $143.3 million. The 2012 total had decreased 3% from 2011 operating income totaling approximately $147.0 million. See further discussion of operating results by segment following the discussion of “Net Income” below.

Other Income – Continued Dumping and Subsidy Offset Act

CDSOA provides for the distribution of monies collected by U.S. Customs from anti-dumping cases to qualifying domestic producers. Our CDSOA receipts totaled approximately $0.3 million, $2.7 million and $14.4 million in 2013, 2012 and 2011, respectively.

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

We are unable to determine, at this time, what the ultimate outcome of the other legal challenges will be, and it is possible that further legal actions, potential additional changes in the law and other factors could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007. Accordingly, we cannot predict the amount of future distributions, if any, we may receive. Any change in CDSOA distributions could affect our earnings and cash flow.

Interest Income and Other – Net

Interest income and other was expense of approximately $0.2 million, income of less than $0.1 million and income of approximately $0.1 million in 2013, 2012 and 2011, respectively.

Income Before Income Taxes

As affected by the factors discussed above, our income before income taxes for 2013 of approximately $162.0 million increased 11% from the 2012 total of $146.0 million. The 2011 total income before income taxes was approximately $161.5 million. Our effective tax rate was 32.6%, 34.4% and 34.1% in 2013, 2012 and 2011, respectively. The decrease in the 2013 effective rate was influenced by an increased deduction for dividends paid to our frozen ESOP Plan due to the $5.00 per share special dividend paid in December 2012, a higher qualified production activities deduction and a lower state rate, as influenced by the release of reserves associated with uncertain tax positions.

Net Income

As influenced by factors discussed above, net income for 2013 of approximately $109.2 million increased from 2012 net income of $95.8 million. Net income was approximately $106.4 million in 2011. Diluted net income per share totaled approximately $3.99 in 2013, a 14% increase from the prior-year total of $3.51. The latter amount was 9% lower than 2011 diluted net income per share of $3.84. Net income per share in recent years has been beneficially affected by share repurchases, which have totaled approximately $52.0 million over the three-year period ended June 30, 2013.

SEGMENT REVIEW – SPECIALTY FOODS

During 2013, net sales of the Specialty Foods segment exceeded $1 billion for the first time, surpassing a record sales level set in 2012. Net sales for 2013 totaled approximately $1,013.8 million, an increase from the 2012 total of $988.9 million. Net sales for 2012 increased 7% from the 2011 total of approximately $922.9 million. 2013 operating income of approximately $165.7 million increased 9% from the 2012 level of $151.5 million. The percentage of retail customer sales within the segment was approximately 52% during 2013, 2012 and 2011.

In 2013, net sales of the Specialty Foods segment increased approximately 3%. Higher pricing contributed less than one-third of the segment’s net sales growth for 2013. Volume growth exceeded 1% of sales and was primarily derived from sales to the foodservice channel. The retail sales increase of approximately 3% reflected the incremental benefit from some recently-introduced food products, higher pricing and a reduced level of coupon redemption costs. The segment’s foodservice sales increased approximately 2% on expanded volumes associated with certain existing customer programs. In 2012, net sales of the Specialty Foods segment increased approximately 7%. Higher product pricing totaled approximately 4% of segment net sales. The retail sales increase of over 5% also reflected the incremental benefit from some recently introduced food products. The segment’s foodservice sales increased approximately 9% on expanded volumes associated with programs among existing customers.

Operating income of the Specialty Foods segment in 2013 totaled approximately $165.7 million, a 9% increase from the 2012 level of $151.5 million. The 2012 level decreased 2% from the 2011 level of $155.2 million. The 2013 increase reflected factors such as improved sales volumes, beneficial pricing actions and modestly favorable ingredient costs (especially for soybean oil, flour and sweeteners). We estimate that lower material costs beneficially affected the segment’s results by less than one percent of segment net sales. The 2012 decrease reflected a somewhat less favorable sales mix, as well as comparatively higher costs for a wide variety of raw materials (especially for soybean oil and flour) and freight, as partially offset by higher pricing. We estimate that higher material costs in 2012 adversely affected comparative results by approximately 5% of segment net sales.

SEGMENT REVIEW – GLASSWARE AND CANDLES

Glassware and Candles segment net sales totaled approximately $152.1 million during 2013, as compared to $142.4 million in 2012 and $167.1 million in 2011. The 2013 increase was influenced by the growth of seasonal candle programs. The 2012 decrease primarily reflected lower candle volumes as we exited certain lower-margin business, including some seasonal candle programs. Higher pricing helped to offset some of the 2012 volume declines.

The segment recorded operating income of approximately $8.0 million in 2013, $2.1 million in 2012 and $3.8 million in 2011. The 2013 increase was influenced by a more beneficial customer and product mix, higher sales and production levels and lower wax costs. We estimate that the lower wax costs benefited segment operating margins by over 1% of segment net sales. The 2012 decrease reflected higher wax costs, lower sales and reduced production levels. These factors were somewhat mitigated by modestly higher pricing and an improved sales mix. We estimate that higher wax costs in the Glassware and Candles segment adversely affected the segment’s comparative results in 2012 by over 1% of net sales.

CORPORATE EXPENSES

The 2013 corporate expenses totaled approximately $11.8 million as compared to $10.3 million in 2012 and $12.0 million in 2011. The 2013 increase was influenced by greater personnel costs. The 2012 decrease reflected lower expenses related to previously idled held-for-sale real estate.

FINANCIAL CONDITION

Liquidity and Capital Resources

In order to ensure that our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and share repurchases, we will need to maintain sufficient flexibility in our future capital structure. Our balance sheet retained fundamental financial strength during 2013, and we ended the year with approximately $123 million in cash and equivalents, along with shareholders’ equity of approximately $501 million and no debt.

Under our unsecured revolving credit facility, we may borrow up to a maximum of $120 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at June 30, 2013. At June 30, 2013, we had approximately $3.4 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility. The facility expires in April 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.

The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2013, we were in compliance with all applicable provisions and covenants of the facility, and we exceeded the requirements of the financial covenants by substantial margins.

We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At June 30, 2013, we were not aware of any event that would constitute a default under the facility.

We believe that internally generated funds and our existing balances in cash and equivalents, in addition to our currently available bank credit arrangements, should be adequate to meet our cash requirements through 2014. If we were to borrow outside of our credit facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.

For additional information regarding our credit facility, see Note 4 to the consolidated financial statements.

Cash Flows

	Year Ended June 30,			Change
(Dollars in thousands)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
Provided by Operating Activities	$131,682	$122,447	$147,454	$9,235	8%	$(25,007)	(17)%
Used in Investing Activities	$(22,378)	$(16,599)	$(35,758)	$(5,779)	(35)%	$19,159	54%
Used in Financing Activities	$(177,554)	$(46,478)	$(80,320)	$(131,076)	(282)%	$33,842	42%

Our cash flows for the years 2011 through 2013 are presented in the Consolidated Statements of Cash Flows. Cash flow generated from operations remains the primary source of financing for our internal growth. Cash provided by operating activities in 2013 totaled approximately $131.7 million, an increase of 8% as compared with the prior-year total of $122.4 million, which decreased from the 2011 total of $147.5 million. The 2013 increase in cash provided by operating activities resulted from higher net income. The 2012 decrease reflected relative changes in working capital, particularly accounts receivable, as well as lower net income.

Cash used in investing activities totaled approximately $22.4 million in 2013, $16.6 million in 2012 and $35.8 million in 2011. The 2013 increase in cash used in investing activities reflected the higher level of capital expenditures in 2013, including expenditures for expanded crouton manufacturing capacity. The 2012 decrease reflected a lower level of capital expenditures. Capital expenditures totaled approximately $24.1 million in 2013, compared to $16.3 million in 2012 and $35.3 million in 2011. Capital spending allocations during 2013 by segment approximated 97% for Specialty Foods and 3% for Glassware and Candles. Based on our current plans and expectations, we believe that our total capital expenditures for 2014 could total $25 million, and perhaps more depending on the timing and approval of certain food-related projects currently being evaluated.

Financing activities used net cash totaling approximately $177.6 million, $46.5 million and $80.3 million in 2013, 2012 and 2011, respectively. The 2013 increase in cash used in financing activities was due to higher dividend payments, including the $5.00 per share special dividend that was paid in December 2012, as partially offset by a lower level of share repurchases. The 2012 decrease was due to a lower level of share repurchases, as partially offset by an increase in dividend payments. The total payment for cash dividends for the year ended June 30, 2013 was approximately $178.1 million. The dividend payout rate for 2013 was $1.52 per share, excluding the special dividend, as compared to $1.41 per share during 2012 and $1.29 per share in 2011. This past fiscal year marked the 50th consecutive year in which our dividend rate was increased. Cash utilized for share repurchases totaled approximately $0.6 million, $8.3 million and $43.1 million in 2013, 2012 and 2011, respectively. Our Board of Directors approved a share repurchase authorization of 2,000,000 shares in November 2010. Approximately 1,468,000 shares from this authorization remained authorized for future purchase at June 30, 2013.

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

We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of June 30, 2013 and future minimum lease payments for the use of property and equipment under operating lease agreements.

The following table summarizes our contractual obligations as of June 30, 2013 (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$13,215	$4,764	$5,158	$2,142	$1,151
Purchase Obligations (2)	115,269	108,964	4,988	981	336
Other Noncurrent Liabilities (as reflected on Consolidated Balance Sheet (3)	1,685	—	1,685	—	—

Total	$130,169	$113,728	$11,831	$3,123	$1,487

(1)	Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 10 to the consolidated financial statements for further information.
(2)	Purchase obligations represent purchase orders and longer-term purchase arrangements related to the procurement of raw materials, supplies, services, and property, plant and equipment.
(3)	This amount does not include approximately $21.6 million of other noncurrent liabilities recorded on the balance sheet, which consist of the underfunded pension liability, other post employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation. These items are excluded, as it is not certain when these liabilities will become due. See Notes 5, 7, 8 and 9 to the consolidated financial statements for further information.

IMPACT OF INFLATION

In recent years, we have been exposed to significant fluctuations in certain manufacturing input costs, including materials such as food commodities and paraffin wax. In 2013, these fluctuations were not as significant, but in 2012, we experienced comparatively higher costs for a wide variety of raw materials (especially for soybean oil, flour and paraffin wax) and in 2011, we experienced comparatively higher ingredient costs (including for soybean oil, dairy products, sugar, eggs and paraffin wax). We estimate that higher material costs adversely affected our 2012 and 2011 results by approximately 4% and 3% of net sales, respectively. We also experienced higher distribution costs in 2012, which were, in part, influenced by higher diesel costs. Entering 2014, under current market conditions, we foresee a modestly favorable material costs comparison.

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

Long-Lived Assets

We monitor the recoverability of the carrying value of our long-lived assets by periodically considering whether indicators of impairment are present. If such indicators are present, we determine if the assets are recoverable by comparing the sum of the undiscounted future cash flows to the assets’ carrying amounts. Our cash flows are based on historical results adjusted to reflect our best estimate of future market and operating conditions. If the carrying amounts are greater, then the assets are not recoverable. In that instance, we compare the carrying amounts to the fair value to determine the amount of the impairment to be recorded.

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

Accounting for Pension Plans and Other Postretirement Benefit Plans

To determine our ultimate obligation under our defined benefit pension plans and our other postretirement benefit plans, we must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. To record the related net assets and obligation of such benefit plans, we use assumptions related to inflation, investment returns, mortality, employee turnover, medical costs and discount rates. To determine the discount rate, we, along with our third-party actuaries, considered several factors, including the June 30, 2013 rates of various bond indices, such as the Moody’s Aa long-term bond index, yield curve analysis results from our actuaries based on expected cash flows of our plans, and the past history of discount rates used for the plan valuation. We, along with our third-party actuaries, review all of these assumptions on an ongoing basis to ensure that the most reasonable information available is being considered. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements. We recognize the overfunded or underfunded status of our defined benefit plans as an asset or liability in our Consolidated Balance Sheet. Any changes in that funded status caused by subsequent plan revaluations are recognized through comprehensive income. We may also experience future plan settlements or curtailments having unanticipated effects on operating results.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 13-02”) which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 13-02 effectively replaces the requirements previously outlined in ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 11-05”) and ASU No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 11-12”). The requirements of ASU 13-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. As ASU 13-02 relates to disclosure requirements only, we do not expect the adoption of this guidance to have an impact on our financial position, results of operations or cash flows.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment” (“ASU 11-08”). This ASU permitted an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. ASU 11-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We chose not to use the qualitative approach for our annual goodwill review in fiscal 2013 and there was no impact on our consolidated financial statements.

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

INTEREST RATE RISK

We are subject to interest rate risk primarily associated with any borrowings we may have outstanding. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Rates under our credit facility are set at the time of each borrowing and are based on predetermined formulas connected to certain benchmark rates. Increases in these rates could have an adverse impact on our earnings and cash flows. At the end of 2013, we had no borrowings outstanding under our credit facility. The nature and amount of our borrowings may vary as a result of business requirements, acquisitions, market conditions and other factors.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Lancaster Colony Corporation

We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the table of contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Columbus, Ohio

August 29, 2013

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
(Amounts in thousands, except share data)	2013	2012
ASSETS
Current Assets:
Cash and equivalents	$123,386	$191,636
Receivables (less allowance for doubtful accounts, 2013-$822; 2012-$678)	70,398	73,326
Inventories:
Raw materials	35,012	36,005
Finished goods and work in process	74,139	73,699

Total inventories	109,151	109,704
Deferred income taxes and other current assets	23,123	17,073

Total current assets	326,058	391,739
Property, Plant and Equipment:
Land, buildings and improvements	144,206	140,337
Machinery and equipment	289,051	276,951

Total cost	433,257	417,288
Less accumulated depreciation	243,562	233,158

Property, plant and equipment-net	189,695	184,130
Other Assets:
Goodwill	89,840	89,840
Other intangible assets-net	6,322	7,267
Other noncurrent assets	8,049	9,659

Total	$619,964	$682,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,890	$40,708
Accrued liabilities	35,287	31,963

Total current liabilities	77,177	72,671
Other Noncurrent Liabilities	23,291	31,627
Deferred Income Taxes	18,274	14,070
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding - 2013-27,323,721 shares; 2012-27,286,861 shares	102,622	100,015
Retained earnings	1,139,213	1,208,027
Accumulated other comprehensive loss	(8,391)	(12,162)
Common stock in treasury, at cost	(732,222)	(731,613)

Total shareholders’ equity	501,222	564,267

Total	$619,964	$682,635

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
(Amounts in thousands, except per share data)	2013	2012	2011
Net Sales	$1,165,909	$1,131,359	$1,089,946
Cost of Sales	898,800	891,248	847,517

Gross Margin	267,109	240,111	242,429
Selling, General and Administrative Expenses	105,203	96,824	95,425

Operating Income	161,906	143,287	147,004
Other Income:
Other income-Continued Dumping and Subsidy Offset Act	293	2,701	14,388
Interest income and other-net	(216)	43	114

Income Before Income Taxes	161,983	146,031	161,506
Taxes Based on Income	52,734	50,223	55,142

Net Income	$109,249	$95,808	$106,364

Net Income Per Common Share:
Basic	$4.00	$3.51	$3.84
Diluted	$3.99	$3.51	$3.84
Weighted Average Common Shares Outstanding:
Basic	27,252	27,233	27,664
Diluted	27,285	27,265	27,689

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
(Amounts in thousands)	2013	2012	2011
Net Income	$109,249	$95,808	$106,364
Other Comprehensive Income (Loss):
Defined Benefit Pension and Postretirement Benefit Plans:
Net gain (loss) arising during the period, before tax	5,322	(8,437)	4,036
Amortization of loss, before tax	665	324	500
Amortization of transition asset, before tax	(1)	(1)	(1)
Amortization of prior service asset, before tax	(5)	(5)	(5)

Total Other Comprehensive Income (Loss), Before Tax	5,981	(8,119)	4,530

Tax Attributes of Items in Other Comprehensive Income (Loss):
Net gain (loss) arising during the period, tax	(1,965)	3,118	(1,590)
Amortization of loss, tax	(247)	(120)	(188)
Amortization of transition asset, tax	—	—	—
Amortization of prior service asset, tax	2	2	2

Total Tax (Expense) Benefit	(2,210)	3,000	(1,776)

Other Comprehensive Income (Loss), Net of Tax	3,771	(5,119)	2,754

Comprehensive Income	$113,020	$90,689	$109,118

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
(Amounts in thousands)	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$109,249	$95,808	$106,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,114	20,266	18,940
Deferred income taxes and other noncash changes	1,278	5,147	8,680
Stock-based compensation expense	2,901	2,922	2,297
Loss (gain) on sale of property	753	(92)	14
Pension plan activity	(61)	(1,122)	(1,326)
Changes in operating assets and liabilities:
Receivables	1,522	(8,763)	3,615
Inventories	(1,321)	2,181	9,624
Other current assets	(5,647)	5,536	317
Accounts payable and accrued liabilities	2,894	564	(1,071)

Net cash provided by operating activities	131,682	122,447	147,454

Cash Flows From Investing Activities:
Payments on property additions	(24,147)	(16,347)	(35,343)
Proceeds from sale of property	2,836	895	19
Other-net	(1,067)	(1,147)	(434)

Net cash used in investing activities	(22,378)	(16,599)	(35,758)

Cash Flows From Financing Activities:
Purchase of treasury stock	(609)	(8,315)	(43,103)
Payment of dividends	(178,063)	(38,464)	(35,696)
Excess tax benefit from stock-based compensation	794	301	479
Increase (decrease) in cash overdraft balance	324	—	(2,000)

Net cash used in financing activities	(177,554)	(46,478)	(80,320)

Net change in cash and equivalents	(68,250)	59,370	31,376
Cash and equivalents at beginning of year	191,636	132,266	100,890

Cash and equivalents at end of year	$123,386	$191,636	$132,266

See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2010	28,168	$94,885	$1,080,015	$(9,797)	$(680,195)	$484,908

Net income			106,364			106,364
Net pension and postretirement benefit gains, net of $1,776 tax effect				2,754		2,754
Cash dividends - common stock ($1.29 per share)			(35,696)			(35,696)
Purchase of treasury stock	(810)				(43,103)	(43,103)
Stock-based plans, including excess tax benefits	28	(4)				(4)
Stock-based compensation expense		2,316				2,316

Balance, June 30, 2011	27,386	97,197	1,150,683	(7,043)	(723,298)	517,539

Net income			95,808			95,808
Net pension and postretirement benefit losses, net of ($3,000) tax effect				(5,119)		(5,119)
Cash dividends - common stock ($1.41 per share)			(38,464)			(38,464)
Purchase of treasury stock	(143)				(8,315)	(8,315)
Stock-based plans, including excess tax benefits	44	(104)				(104)
Stock-based compensation expense		2,922				2,922

Balance, June 30, 2012	27,287	100,015	1,208,027	(12,162)	(731,613)	564,267

Net income			109,249			109,249
Net pension and postretirement benefit gains, net of $2,210 tax effect				3,771		3,771
Cash dividends - common stock ($6.52 per share)			(178,063)			(178,063)
Purchase of treasury stock	(8)				(609)	(609)
Stock-based plans, including excess tax benefits	45	(294)				(294)
Stock-based compensation expense		2,901				2,901

Balance, June 30, 2013	27,324	$102,622	$1,139,213	$(8,391)	$(732,222)	$501,222

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

Cash and Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amounts of our cash and equivalents, including money market funds, approximate fair value due to their short maturities and are considered level 1 investments, which have quoted market prices in active markets for identical assets. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. When such negative balances exist, they are included in other accrued liabilities. These June 30 balances were as follows:

	2013	2012
Negative book cash balances reclassed to other accrued liabilities	$324	$—

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

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. By policy, we limit the amount of credit exposure to any one institution or issuer. Our concentration of credit risk with respect to trade accounts receivable is mitigated by our credit evaluation process and by having a large and diverse customer base. However, see Note 12 with respect to our accounts receivable with Wal-Mart Stores, Inc.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Inventories

Inventories are valued at the lower of cost or market and are costed by various methods that approximate actual cost on a first-in, first-out basis. It is not practicable to segregate work in process from finished goods inventories. We estimated that work in process inventories as a percentage of the combined total of finished goods and work in process inventories at June 30 were as follows:

	2013	2012
Work in process as a percentage of the combined total of finished goods and work in process	4%	3%

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

Purchases of property, plant and equipment included in accounts payable and excluded from the property additions and the change in accounts payable in the Consolidated Statement of Cash Flows at June 30 were as follows:

	2013	2012	2011
Construction in progress in accounts payable	$346	$687	$45

The following table sets forth depreciation expense in each of the years ending June 30:

	2013	2012	2011
Depreciation expense	$17,973	$17,767	$15,961

Long-Lived Assets

We monitor the recoverability of the carrying value of our long-lived assets by periodically considering whether indicators of impairment are present. If such indicators are present, we determine if the assets are recoverable by comparing the sum of the undiscounted future cash flows to the assets’ carrying amounts. Our cash flows are based on historical results adjusted to reflect our best estimate of future market and operating conditions. If the carrying amounts are greater, then the assets are not recoverable. In that instance, we compare the carrying amounts to the fair value to determine the amount of the impairment to be recorded.

Goodwill and Intangible Assets

Goodwill is not amortized. Intangible assets with lives restricted by contractual, legal, or other means are amortized on a straight-line basis over their useful lives to general and administrative expense. We periodically evaluate the future economic benefit of the recorded goodwill and intangible assets when events or circumstances indicate potential recoverability concerns. Carrying amounts are adjusted appropriately when determined to have been impaired. As of April 30, 2013 and 2012 we completed our goodwill impairment testing, and have determined that our estimated fair value was substantially in excess of the related carrying value. See further discussion regarding goodwill and intangible assets in Note 2.

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

Shareholders’ Equity

We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock without par value and 1,150,000 shares of Class C Nonvoting Preferred Stock without par value. Our Board of Directors approved a share repurchase authorization of 2,000,000 shares in November 2010. Approximately 1,468,000 shares remained authorized for future purchase at June 30, 2013.

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

	2013	2012	2011
Advertising expense as a percentage of net sales	2%	2%	2%

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

Other Income

During 2013, we received approximately $0.3 million from the U.S. government under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) compared to $2.7 million received in 2012 and $14.4 million received in 2011. We recognize CDSOA-related income upon receiving notice from the U.S. Department of Homeland Security regarding its intent to remit a specific amount to us. These amounts were recorded as other income in the accompanying consolidated financial statements. See further discussion in Note 11.

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

Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets will be realized and thus we have not recorded any valuation allowance for the years ended June 30, 2013 or 2012.

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

Basic and diluted net income per common share were calculated as follows:

	2013	2012	2011
Net income	$109,249	$95,808	$106,364
Net income available to participating securities	(326)	(177)	(146)

Net income available to common shareholders	$108,923	$95,631	$106,218

Weighted average common shares outstanding - basic	27,252	27,233	27,664
Incremental share effect from:
Nonparticipating restricted stock	3	4	5
Stock-settled stock appreciation rights	30	28	20

Weighted average common shares outstanding - diluted	27,285	27,265	27,689

Net income per common share - basic	$4.00	$3.51	$3.84
Net income per common share - diluted	$3.99	$3.51	$3.84

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

Note 2 – Goodwill and Other Intangible Assets

Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at June 30, 2013 and 2012.

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment, at June 30:

	2013	2012
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(205)	(196)

Net carrying value	$165	$174

Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(6,863)	(5,927)

Net carrying value	$6,157	$7,093

Total net carrying value	$6,322	$7,267

Amortization expense for our intangible assets in each of the years ending June 30 was as follows:

	2013	2012	2011
Amortization expense	$945	$1,083	$1,164

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Total annual amortization expense for each of the next five years is estimated to be as follows:

2014	$946
2015	$946
2016	$775
2017	$604
2018	$604

Note 3 – Liabilities

Accrued liabilities at June 30 were composed of:

	2013	2012
Accrued compensation and employee benefits	$21,785	$18,925
Accrued distribution	6,821	5,789
Accrued taxes	1,597	1,607
Accrued marketing	1,917	639
Other	3,167	5,003

Total accrued liabilities	$35,287	$31,963

Other noncurrent liabilities at June 30 were composed of:

	2013	2012
Noncurrent workers compensation	$9,156	$10,160
Noncurrent gross tax contingency reserve	912	1,781
Noncurrent pension benefit liability	3,456	9,183
Noncurrent postretirement benefit liability	2,747	2,863
Deferred compensation and accrued interest	3,963	3,395
Other	3,057	4,245

Total other noncurrent liabilities	$23,291	$31,627

Note 4 – Long-Term Debt

At June 30, 2013 and 2012, we had an unsecured credit agreement under which we may borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million based on obtaining consent of the issuing banks and certain other conditions. The facility expires on April 18, 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.

At June 30, 2013 and 2012, we had no borrowings outstanding under this facility. At June 30, 2013, we had approximately $3.4 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the credit agreement. We paid no interest in 2013 and 2012. At June 30, 2013 and 2012, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At June 30, 2013, we were not aware of any event that would constitute a default under the facility.

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

Note 5 – Income Taxes

We and our domestic subsidiaries file a consolidated Federal income tax return. Taxes based on income for the years ended June 30 have been provided as follows:

	2013	2012	2011
Currently payable:
Federal	$47,789	$41,214	$43,140
State and local	3,487	4,116	4,542

Total current provision	51,276	45,330	47,682
Deferred Federal, state and local provision	1,458	4,893	7,460

Total taxes based on income	$52,734	$50,223	$55,142

Certain tax benefits recorded directly to common stock for each of the years ending June 30 were as follows:

	2013	2012	2011
Tax benefits recorded directly to common stock	$794	$301	$479

For the years ended June 30, our effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes	1.4	2.0	1.9
ESOP dividend deduction	(0.7)	(0.2)	(0.2)
Domestic manufacturing deduction	(2.9)	(2.5)	(2.5)
Other	(0.2)	0.1	(0.1)

Effective rate	32.6%	34.4%	34.1%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 were comprised of:

	2013	2012
Deferred tax assets:
Inventories	$2,597	$2,774
Employee medical and other benefits	11,161	13,201
Receivable and other allowances	4,375	4,699
Other accrued liabilities	3,133	2,869

Total deferred tax assets	21,266	23,543

Deferred tax liabilities:
Property, plant and equipment	(21,607)	(20,744)
Goodwill	(3,804)	(3,427)
Other	(425)	(274)

Total deferred tax liabilities	(25,836)	(24,445)

Net deferred tax liability	$(4,570)	$(902)

Net current deferred tax assets and prepaid Federal, state and local income taxes were included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. The related balances at June 30 were as follows:

	2013	2012
Net current deferred tax assets	$13,704	$13,168
Prepaid Federal, state and local income taxes	$7,549	$1,958

Cash payments for income taxes for each of the years ending June 30 were as follows:

	2013	2012	2011
Cash payments for income taxes	$56,992	$38,726	$47,598

The gross tax contingency reserve at June 30, 2013 was approximately $0.9 million. The unrecognized tax benefits recorded as the gross tax contingency reserve noted in the following table for June 30, 2013 and 2012 would affect our effective tax rate, if recognized.

The following table sets forth changes in our total gross tax contingency reserve (including interest and penalties):

	2013	2012
Balance, beginning of year	$1,939	$1,795
Tax positions related to the current year:
Additions	66	17
Reductions	—	—
Tax positions related to prior years:
Additions	86	149
Reductions	(1,021)	(22)
Settlements	(158)	—

Balance, end of year	$912	$1,939

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

We have not classified any of the gross tax contingency reserve at June 30, 2013 as current liabilities as none of these amounts are expected to be resolved within the next 12 months. The entire liability of approximately $0.9 million was included in long-term liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations.

We recognize interest and penalties related to these tax liabilities in income tax expense. For each of the years ended June 30, we recognized the change in the accrual for net tax-related interest and penalties as follows:

	2013	2012
(Benefit) expense recognized for net tax-related interest and penalties	$(539)	$120

We had accrued interest and penalties at June 30 as follows:

	2013	2012
Accrued interest and penalties included in the gross tax contingency reserve	$383	$922

We file income tax returns in the U.S. and various state and local jurisdictions. With limited exceptions, we are no longer subject to examination of U.S. Federal or state and local income taxes for years prior to 2010.

The American Jobs Creation Act provided a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. The deduction percentage for 2013 was 9%. In accordance with FASB guidance, this deduction is treated as a special deduction, as opposed to a tax rate reduction.

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

In 2013, 2012 and 2011, we granted SSSARs to various employees under the terms of the 2005 Plan. The following table summarizes information relating to these grants:

	2013	2012	2011
SSSARs granted	108	187	94
Weighted average grant date fair value per right	$9.04	$9.07	$10.12
Assumptions used in fair value calculations:
Risk-free interest rate	0.33%	0.41%	1.27%
Dividend yield	2.09%	2.11%	2.28%
Volatility factor of the expected market price of our common stock	23.23%	24.30%	28.78%
Weighted average expected life in years	2.67	2.76	3.11
Estimated forfeiture rate	2%	4%	4%

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

	2013	2012	2011
Compensation expense	$1,436	$1,624	$1,120
Tax benefits	$503	$569	$392
Intrinsic value of exercises	$1,851	$559	$922
Gross windfall tax benefits	$659	$230	$334

The total fair values of SSSARs vested for each of the years ended June 30 were as follows:

	2013	2012	2011
Fair value of vested rights	$1,476	$1,107	$1,095

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the year ended June 30, 2013:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	446	$60.55
Exercised	(175)	$55.48
Granted	108	$72.67
Forfeited	(5)	$63.50

Outstanding at end of year	374	$66.42	3.51	$4,323

Exercisable and vested at end of year	111	$60.89	2.46	$1,904

Vested and expected to vest at end of year	365	$66.41	3.50	$4,220

The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2013:

	Outstanding				Exercisable
			Weighted Average
Grant Years	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Exercise Price	Number Exercisable	Weighted Average Exercise Price
2013	$72.67	108	4.66	$72.67	—	$—
2012	$63.50 - 68.12	158	3.65	$68.07	34	$68.12
2011	$57.78	54	2.65	$57.78	23	$57.78
2010	$58.79	50	1.66	$58.79	50	$58.79
2009	$39.86	4	0.66	$39.86	4	$39.86

At June 30, 2013, there was approximately $1.5 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of approximately 2.04 years.

Restricted Stock

We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.

In 2013, 2012 and 2011, we granted shares of restricted stock to various employees under the terms of the 2005 Plan. The following table summarizes information relating to these grants:

	2013	2012	2011
Employees
Restricted stock granted	8	25	7
Grant date fair value	$572	$1,705	$390
Weighted average grant date fair value per award	$72.67	$68.08	$57.78
Estimated forfeiture rate	3%	4%	4%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The restricted stock under each of these employee grants vests on the third anniversary of the grant date. Under the terms of the grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status. Approximately 23,000, 6,000 and 22,000 shares of employee restricted stock vested in 2013, 2012 and 2011, respectively.

In 2013, 2012 and 2011, we also granted shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan. The following table summarizes information relating to each of these grants:

	2013	2012	2011
Nonemployee directors
Restricted stock granted	7	7	8
Grant date fair value	$490	$490	$420
Weighted average grant date fair value per award	$73.29	$65.97	$51.52

The 2013 grant vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests. Approximately 7,000, 8,000 and 8,000 shares of nonemployee director restricted stock vested in 2013, 2012 and 2011, respectively, and the directors were paid the related dividends.

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

	2013	2012	2011
Compensation expense	$1,465	$1,298	$1,177
Tax benefits	$513	$454	$412
Gross windfall tax benefits	$135	$71	$145

The total fair values of restricted stock vested for each of the years ended June 30 were as follows:

	2013	2012	2011
Fair value of vested shares	$1,842	$645	$1,258

The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the year ended June 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of year	62	$63.25
Granted	15	$72.95
Vested	(31)	$60.58
Forfeited	(1)	$62.88

Unvested restricted stock at end of year	45	$68.16

At June 30, 2013, there was approximately $1.7 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 1.76 years.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Note 7 – Pension Benefits

Defined Benefit Pension Plans

We sponsor multiple defined benefit pension plans that have covered certain union workers. However, as a result of prior-years’ restructuring activities, for all periods presented, we no longer have any active employees continuing to accrue service cost or otherwise eligible to receive plan benefits. Benefits being paid under the plans are primarily based on negotiated rates and years of service. We contribute to these plans at least the minimum amount required by regulation.

At the end of the year, we discount our plan liabilities using an assumed discount rate. In estimating this rate, we, along with our third-party actuaries, review the timing of future benefit payments, bond indices, consider yield curve analysis results and the past history of discount rates.

The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2013	2012
Weighted-average assumption as of June 30
Discount rate	4.57%	3.78%

The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2013	2012	2011
Discount rate	3.78%	5.29%	5.21%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

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

The target and actual asset allocations for our plans at June 30 by asset category were as follows:

	Target Percentage of Plan Assets at June 30	Actual Percentage of Plan Assets
	2013	2013	2012
Cash and equivalents	0-10%	2%	2%
Equity securities	30-70%	51	50
Fixed income	30-70%	47	48

Total		100%	100%

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

Level 3 – Unobservable inputs that are not corroborated by market data.

The following table summarizes the fair values and levels, within the fair value hierarchy, for our plan assets at June 30, 2013 and 2012:

	June 30, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$543	$—	$—	$543
Money market funds	319	—	—	319
U.S. government obligations	—	4,275	—	4,275
Corporate obligations	—	2,440	—	2,440
Mortgage obligations	—	1,911	—	1,911
Mutual funds fixed income	8,455	—	—	8,455
Mutual funds equity	18,300	—	—	18,300

Total	$27,617	$8,626	$—	$36,243

	June 30, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$168	$—	$—	$168
Money market funds	488	—	—	488
U.S. government obligations	—	4,707	—	4,707
Corporate obligations	—	2,196	—	2,196
Mortgage obligations	—	1,958	—	1,958
Mutual funds fixed income	8,054	—	—	8,054
Mutual funds equity	17,564	—	—	17,564

Total	$26,274	$8,861	$—	$35,135

The plan assets classified at Level 1 include money market funds, common stock and mutual funds. Quoted market prices in active markets for identical assets are available for investments in this category.

The plan assets classified at Level 2 include fixed income securities consisting of government securities, corporate obligations, mortgage obligations and other asset backed securities. For these types of securities, market prices are observable for identical or similar investment securities but not readily accessible for each of those investments individually at the measurement date. For these assets, we obtain pricing information from an independent pricing service. The pricing service uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the model of the pricing service are derived from market observable sources including as applicable: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, prepayment speed assumptions, attributes of the collateral, yield or price of bonds of comparable structure and quality, and other market-related data.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$44,318	$37,639
Interest cost	1,633	1,933
Actuarial (gain) loss	(4,188)	6,966
Benefits paid	(2,244)	(2,220)

Benefit obligation at end of year	$39,519	$44,318

	2013	2012
Change in plan assets
Fair value of plan assets at beginning of year	$35,135	$35,346
Actual return on plan assets	3,352	997
Employer contributions	—	1,012
Benefits paid	(2,244)	(2,220)

Fair value of plan assets at end of year	$36,243	$35,135

	2013	2012
Reconciliation of funded status
Net accrued benefit cost	$(3,276)	$(9,183)

	2013	2012
Amounts recognized in the consolidated balance sheets consist of
Prepaid benefit cost (noncurrent assets)	$180	$—
Accrued benefit liability (noncurrent liabilities)	(3,456)	(9,183)

Net amount recognized	$(3,276)	$(9,183)

	2013	2012
Accumulated benefit obligation	$39,519	$44,318

The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2013	2012
Benefit obligations	$36,270	$44,318
Fair value of plan assets at end of year	$32,814	$35,135

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2013	2012
Net actuarial loss	$14,110	$19,957
Net transition asset	—	(1)
Income taxes	(5,213)	(7,374)

Total	$8,897	$12,582

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost during the next fiscal year is as follows:

2014
Net actuarial loss	$461

The following table summarizes the components of net periodic benefit (income) cost at June 30:

	2013	2012	2011
Components of net periodic benefit (income) cost
Interest cost	$1,633	$1,933	$1,947
Expected return on plan assets	(2,380)	(2,397)	(2,027)
Amortization of unrecognized net loss	687	355	546
Amortization of unrecognized net asset existing at transition	(1)	(1)	(1)

Net periodic benefit (income) cost	$(61)	$(110)	$465

We have not yet finalized our anticipated funding level for 2014, but, based on initial estimates, we do not expect to make any contributions to our pension plans during 2014.

Benefit payments estimated for future years are as follows:

2014	$2,279
2015	$2,243
2016	$2,247
2017	$2,290
2018	$2,324
2019 - 2023	$12,733

Note 8 – Postretirement Benefits

Postretirement Medical and Life Insurance Benefit Plans

We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred. At the end of the year, we discount our plan liabilities using an assumed discount rate. In estimating this rate, we, along with our third-party actuaries, review the projected timing of future benefit payments, bond indices, consider yield curve analysis results and the past history of discount rates.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2013	2012
Weighted-average assumption as of June 30
Discount rate	4.57%	3.78%

The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2013	2012	2011
Discount rate	3.78%	5.29%	5.21%
Health care cost trend rate pre-Medicare	10.00%	10.00%	10.00%
Health care cost trend rate Medicare	7.00%	10.00%	10.00%

Relevant information with respect to our postretirement medical and life insurance benefits as of June 30 can be summarized as follows:

	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$3,054	$2,881
Service cost	31	25
Interest cost	113	147
Actuarial (gain) loss	(162)	70
Plan participant contributions	55	61
Benefits paid	(157)	(130)

Benefit obligation at end of year	$2,934	$3,054

	2013	2012
Change in plan assets
Employer contributions	$102	$69
Plan participant contributions	55	61
Benefits paid	(157)	(130)

Fair value of plan assets at end of year	$—	$—

	2013	2012
Reconciliation of funded status
Net accrued benefit cost	$(2,934)	$(3,054)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

	2013	2012
Amounts recognized in the consolidated balance sheets consist of
Current accrued benefit liability	$(187)	$(191)

Noncurrent accrued benefit liability	$(2,747)	$(2,863)

	2013	2012
Accumulated benefit obligation	$2,934	$3,054

Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2013	2012
Net actuarial gain	$(784)	$(644)
Prior service benefit	(18)	(23)
Income taxes	296	247

Total	$(506)	$(420)

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

2014
Prior service asset amortization	$(5)
Unrecognized gain amortization	(27)

Total	$(32)

The following table summarizes the components of net periodic benefit cost at June 30:

	2013	2012	2011
Components of net periodic benefit cost
Service cost	$31	$25	$24
Interest cost	113	147	137
Amortization of unrecognized net gain	(22)	(31)	(46)
Amortization of prior service asset	(5)	(5)	(5)

Net periodic benefit cost	$117	$136	$110

We expect to contribute approximately $0.2 million to our postretirement benefit plans in 2014.

Benefit payments estimated for future years are as follows:

2014	$187
2015	$182
2016	$189
2017	$184
2018	$190
2019 - 2023	$944

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

For other postretirement benefit measurement purposes, annual increases in medical costs for 2013 for pre-Medicare eligible claims were assumed to total approximately 8% per year and gradually decline to 5% by approximately the year 2021 and remain level thereafter. However, for Medicare eligible claims, the annual increases in medical costs for 2013 were assumed to total approximately 7% per year and gradually decline to 5% by approximately the year 2021 and remain level thereafter. Annual increases in medical costs for 2012 for pre-Medicare eligible claims were assumed to total approximately 10% per year and gradually decline to 5% by approximately the year 2017 and remain level thereafter. However, for Medicare eligible claims, the annual increases in medical costs for 2012 were assumed to total approximately 7% per year and gradually decline to 5% by approximately the year 2016 and remain level thereafter.

Assumed health care cost rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$8	$(7)
Effect on postretirement benefit obligation as of June 30, 2013	$195	$(171)

Note 9 – Defined Contribution and Other Employee Plans

We sponsored four defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code during 2013. Contributions are determined under various formulas, and we contributed to three of the plans in 2013. Costs related to such plans for each of the years ending June 30 were as follows:

	2013	2012	2011
Costs related to defined contribution plans	$906	$859	$820

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

Our participation in these plans for the annual period ended June 30, 2013 is reflected in the following table. All information in the table is as of December 31 of the relevant year, except contributions which are based on our fiscal year, or except as otherwise noted. The EIN-PN column provides the Employer Identification Number (“EIN”) and the Plan Number (“PN”). The pension protection act zone status is based on information that we received from the plan. Among other factors, generally, plans in critical status (red zone) are less than 65 percent funded, plans in endangered or seriously endangered status (yellow zone or orange zone, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the green zone. The FIP/RP status pending/implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. There have been no significant changes that affect the comparability of 2013, 2012 or 2011 contributions.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

		Pension Protection Act Zone Status			Fiscal Year Contributions
Plan Name	EIN/PN	2012	2011	FIP/RP Status Pending / Implemented	2013	2012	2011	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Cleveland Bakers and Teamsters Pension Fund	34-0904419-001	Red 12/31/11	Red 12/31/10	Yes, Implemented	$1,324	$1,311	$1,212	Yes (1)	11/1/13
Western Conference of Teamsters Pension Plan	91-6145047-001	Green 12/31/11	Green 12/31/10	No	390	416	426	No	12/14/13

Total contributions to multiemployer plans					$1,714	$1,727	$1,638

(1)	A surcharge of 10% of required employer contributions under the collective bargaining agreement.

Our contributions to the Cleveland Bakers and Teamsters Pension Fund exceeded 5% of the total contributions to the plan in the plan years ended December 31, 2011 and 2010.

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

	2013	2012	2011
Multiemployer health and welfare plan contributions, including postretirement contributions	$3,666	$3,659	$3,437

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

	2013	2012
Liability for deferred compensation and accrued interest	$3,963	$3,395

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Deferred compensation expense for each of the years ending June 30 was as follows:

	2013	2012	2011
Deferred compensation expense	$118	$101	$88

Note 10 – Commitments

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment, which expire at various dates through fiscal year 2020. Certain of these leases contain renewal options, some provide options to purchase during the lease term and some require contingent rentals based on usage. The future minimum rental commitments due under these leases are summarized as follows:

2014	$4,764
2015	$3,483
2016	$1,675
2017	$1,178
2018	$964
Thereafter	$1,151

Total rent expense, including short-term cancelable leases, during the years ended June 30 is summarized as follows:

	2013	2012	2011
Operating Leases:
Minimum rentals	$5,065	$4,709	$4,491
Contingent rentals	127	274	217
Short-term cancelable leases	1,120	1,407	1,621

Total	$6,312	$6,390	$6,329

Note 11 – Contingencies

In addition to the items discussed below, at June 30, 2013, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.

Approximately 18% of our employees are represented under various collective bargaining agreements. Approximately 11% of our employees are represented under collective bargaining agreements that will expire within one year. While we believe that labor relations with unionized employees are good, a prolonged labor dispute could have a material effect on our business and results of operations.

CDSOA provides for the distribution of monies collected by U.S. Customs from anti-dumping cases to qualifying domestic producers. Our CDSOA receipts totaled approximately $0.3 million, $2.7 million and $14.4 million in 2013, 2012 and 2011, respectively.

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

We are unable to determine, at this time, what the ultimate outcome of the other legal challenges will be, and it is possible that further legal actions, potential additional changes in the law and other factors could affect the amount of funds available for distribution, including funds relating to entries prior to October 2007. Accordingly, we cannot predict the amount of future distributions, if any, we may receive. U.S. Customs has advised affected domestic producers that it is possible that CDSOA distributions could be subject to clawback until the resolution of outstanding litigation. We believe that the likelihood of clawback is remote. Any change in CDSOA distributions could affect our earnings and cash flow.

Note 12 – Business Segments Information

We operate our business in two distinct operating and reportable segments: “Specialty Foods” and “Glassware and Candles.” Our management evaluates segment performance based on sales and operating income.

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

Glassware and Candles–includes the production and marketing of candles in a variety of popular sizes, shapes and scents and other home fragrance products and, through May 2013, also included the distribution of various commercial products, including glassware and candles. This segment’s products are sold primarily to retail markets such as mass merchandisers and food and drug stores and, through May 2013, to a lesser extent to commercial markets. The commercial product lines were sold in May 2013. The sales and related operating income were not material to the segment’s results of operations.

The following table sets forth reportable segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated net sales in each of the years ending June 30:

	2013	2012	2011
Specialty Foods
Non-frozen	$649,447	$621,497	$570,547
Frozen	364,356	367,440	352,309

Total Specialty Foods	$1,013,803	$988,937	$922,856

Glassware and Candles
Consumer table and giftware	$148,304	$137,526	$161,635
Nonconsumer ware and other	3,802	4,896	5,455

Total Glassware and Candles	$152,106	$142,422	$167,090

Total	$1,165,909	$1,131,359	$1,089,946

Corporate Expenses–include various expenses of a general corporate nature, as well as costs related to

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

certain divested or closed nonfood operations, including the expense associated with retirement plans applicable to those closed units. These corporate expenses are generally not directly attributable to the reportable operating segments and therefore have not been allocated to those segments.

The following sets forth certain additional financial information attributable to our reportable segments for the years ended June 30 and certain items retained at the corporate level:

	2013	2012	2011
Net Sales
Specialty Foods	$1,013,803	$988,937	$922,856
Glassware and Candles	152,106	142,422	167,090

Total	$1,165,909	$1,131,359	$1,089,946

Operating Income (1)
Specialty Foods	$165,710	$151,479	$155,218
Glassware and Candles	7,983	2,105	3,764
Corporate Expenses	(11,787)	(10,297)	(11,978)

Total	$161,906	$143,287	$147,004

Identifiable Assets (2)
Specialty Foods	$392,494	$384,604	$385,470
Glassware and Candles	79,568	85,714	87,452
Corporate	147,902	212,317	149,167

Total	$619,964	$682,635	$622,089

Capital Expenditures
Specialty Foods	$23,341	$15,080	$34,292
Glassware and Candles	687	841	948
Corporate	119	426	103

Total	$24,147	$16,347	$35,343

Depreciation and Amortization
Specialty Foods	$17,469	$17,512	$15,435
Glassware and Candles	2,497	2,677	3,427
Corporate	148	77	78

Total	$20,114	$20,266	$18,940

(1)	Operating income represents net sales less operating expenses related to the business segments. All intercompany transactions have been eliminated, and intersegment revenues are not significant.
(2)	Identifiable assets for each segment include those assets used in its operations and intangible assets allocated to purchased businesses. Corporate assets consist principally of cash and equivalents, prepaid Federal, state and local income taxes and deferred income taxes.

Combined net sales from the two segments attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) for each of the years ending June 30 were as follows:

	2013	2012	2011
Net sales to Wal-Mart	$256,053	$238,719	$243,064
As a percentage of consolidated net sales	22%	21%	22%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands, except per share data)

Combined accounts receivable for the two segments attributable to Wal-Mart at June 30 as a percentage of consolidated accounts receivable were as follows:

	2013	2012
Accounts receivable due from Wal-Mart as a percentage of consolidated accounts receivable	35%	41%

Specialty Foods segment net sales attributable to McLane Company, Inc., a wholesale distribution subsidiary of Berkshire Hathaway, Inc., for the year ended June 30, 2013 were approximately $132.9 million, or approximately 11% of consolidated net sales.

Note 13 – Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Fiscal Year
2013
Net Sales	$290,976	$326,155		$279,511	$269,267	$1,165,909
Gross Margin	$65,717	$81,656		$58,824	$60,912	$267,109
Net Income	$26,662	$35,277		$21,833	$25,477	$109,249
Diluted Net Income per Share (1)	$0.98	$1.28		$0.80	$0.93	$3.99

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Fiscal Year
2012
Net Sales	$274,516	$311,786		$271,098	$273,959	$1,131,359
Gross Margin	$55,430	$69,859		$53,802	$61,020	$240,111
Net Income	$21,258	$30,373	(2)	$18,222	$25,955	$95,808
Diluted Net Income per Share (1)	$0.78	$1.11	(2)	$0.67	$0.95	$3.51

(1)	Diluted net income per share amounts are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly net income per share amounts may not agree with the fiscal year.
(2)	Included in the second quarter earnings is income of approximately $1.8 million, net of taxes, or approximately $.06 per share, related to funds received under CDSOA.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has used the framework set forth in the report entitled Internal Control – Integrated Framework (1992) published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of the end of the most recent year. Deloitte & Touche LLP has issued a report on the effectiveness of our internal control over financial reporting. This report is set forth on the following page.

There has been no change in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Lancaster Colony Corporation

We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2013, of the Company and our report dated August 29, 2013, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Columbus, Ohio

August 29, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our November 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”).

The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement.

The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2013 Proxy Statement.

The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2013 Proxy Statement.

Item 11.	Executive Compensation

The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2013 Proxy Statement.

The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2013 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2013 and 2012 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2013 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2013 and 2012 and for each of the three years in the period ended June 30, 2013, together with the report thereon of Deloitte & Touche LLP dated August 29, 2013, are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2013 and 2012

Consolidated Statements of Income for the years ended June 30, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended June 30, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended June 30, 2013, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2013, 2012 and 2011

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

LANCASTER COLONY CORPORATION
(Registrant)

By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director

Date:	August 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ JOHN B. GERLACH, JR.	Chairman,	August 29, 2013
John B. Gerlach, Jr.	Chief Executive Officer,
President and Director
(Principal Executive Officer)

/S/ JOHN L. BOYLAN	Treasurer, Vice President,	August 29, 2013
John L. Boylan	Assistant Secretary,
Chief Financial Officer and Director
(Principal Financial and
Accounting Officer)

/S/ JAMES B. BACHMANN	Director	August 21, 2013
James B. Bachmann

/S/ NEELI BENDAPUDI	Director	August 22, 2013
Neeli Bendapudi

/S/ KENNETH L. COOKE	Director	August 21, 2013
Kenneth L. Cooke

/S/ ROBERT L. FOX	Director	August 21, 2013
Robert L. Fox

/S/ ALAN F. HARRIS	Director	August 21, 2013
Alan F. Harris

/S/ EDWARD H. JENNINGS	Director	August 21, 2013
Edward H. Jennings

/S/ ZUHEIR SOFIA	Director	August 21, 2013
Zuheir Sofia

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

For each of the three years in the period ended June 30, 2013

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (A)	Balance at End of Year
Reserves deducted from asset to which they apply - Allowance for doubtful accounts (amounts in thousands):
Year Ended June 30, 2011	$516	$65	$11	$570

Year Ended June 30, 2012	$570	$128	$20	$678

Year Ended June 30, 2013	$678	$178	$34	$822

Note:

(A)	Represents uncollectible accounts written-off net of recoveries.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

FORM 10-K

JUNE 30, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Lancaster Colony Corporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

3.2	Amended and Restated Regulations of Lancaster Colony Corporation (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (000-04065), filed August 25, 2010).

10.1	Credit Agreement, dated as of April 18, 2012, by and among Lancaster Colony Corporation, the Lenders (as defined therein) and JPMorgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed April 23, 2012).

10.2(a)	Lancaster Colony Corporation Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (000-04065), filed September 26, 2000).

10.3(a)	2004 Amendment to Lancaster Colony Corporation Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed January 3, 2005).

10.4(a)	Lancaster Colony Corporation 2005 Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (000-04065), filed February 25, 2005).

10.5(a)	Lancaster Colony Corporation Amended and Restated 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed November 19, 2010).

10.6(a)	Form of Restricted Stock Award Agreement for Directors under the Lancaster Colony Corporation 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2011).

10.7(a)	Form of Stock Appreciation Rights Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed May 10, 2011).

10.8(a)	Form of Restricted Stock Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed May 10, 2011).

10.9(a)	Amended and Restated Key Employee Severance Agreement, dated December 3, 2008, between Lancaster Colony Corporation and John L. Boylan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

10.10(a)	Amended and Restated Key Employee Severance Agreement, dated December 3, 2008, between Lancaster Colony Corporation and Bruce L. Rosa (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

10.11(a)	Description of Executive Bonus Arrangements (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (000-04065), filed September 10, 2004).

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.