Form 10-Q
period 2013-09-30
LANCASTER COLONY CORP
filed 2013-11-07
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of October 23, 2013, there were approximately 27,284,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	September 30, 2013	June 30, 2013
ASSETS
Current Assets:
Cash and equivalents	$133,075	$123,386
Receivables (less allowance for doubtful accounts, September-$952; June-$822)	82,890	70,398
Inventories:
Raw materials	34,616	35,012
Finished goods and work in process	78,431	74,139
Total inventories	113,047	109,151
Deferred income taxes and other current assets	18,360	23,123
Total current assets	347,372	326,058
Property, Plant and Equipment:
Land, buildings and improvements	144,494	144,206
Machinery and equipment	290,557	289,051
Total cost	435,051	433,257
Less accumulated depreciation	248,054	243,562
Property, plant and equipment-net	186,997	189,695
Other Assets:
Goodwill	89,840	89,840
Other intangible assets-net	6,086	6,322
Other noncurrent assets	8,185	8,049
Total	$638,480	$619,964
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,772	$41,890
Accrued liabilities	41,789	35,287
Total current liabilities	83,561	77,177
Other Noncurrent Liabilities	23,495	23,291
Deferred Income Taxes	18,558	18,274
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding – September-27,284,284 shares; June-27,323,721 shares	103,282	102,622
Retained earnings	1,153,087	1,139,213
Accumulated other comprehensive loss	(8,324)	(8,391)
Common stock in treasury, at cost	(735,179)	(732,222)
Total shareholders’ equity	512,866	501,222
Total	$638,480	$619,964
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2013	2012
Net Sales	$285,856	$290,976
Cost of Sales	224,218	225,259
Gross Margin	61,638	65,717
Selling, General and Administrative Expenses	24,038	25,145
Operating Income	37,600	40,572
Interest Income and Other-Net	(48)	14
Income Before Income Taxes	37,552	40,586
Taxes Based on Income	12,751	13,924
Net Income	$24,801	$26,662
Net Income Per Common Share:
Basic and Diluted	$0.91	$0.98
Cash Dividends Per Common Share	$0.40	$0.36
Weighted Average Common Shares Outstanding:
Basic	27,268	27,229
Diluted	27,312	27,264
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2013	2012
Net Income	$24,801	$26,662
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	108	167
Amortization of prior service asset, before tax	(1)	(1)
Total Other Comprehensive Income, Before Tax	107	166
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(40)	(62)
Amortization of prior service asset, tax	—	—
Total Tax Expense	(40)	(62)
Other Comprehensive Income, Net of Tax	67	104
Comprehensive Income	$24,868	$26,766
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$24,801	$26,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,273	4,964
Deferred income taxes and other noncash changes	(932)	(1,466)
Stock-based compensation expense	647	871
Gain on sale of property	(6)	(1)
Pension plan activity	(61)	(15)
Changes in operating assets and liabilities:
Receivables	(12,626)	(23,260)
Inventories	(3,896)	(11,026)
Other current assets	6,563	727
Accounts payable and accrued liabilities	6,768	18,902
Net cash provided by operating activities	26,531	16,358
Cash Flows From Investing Activities:
Payments on property additions	(2,120)	(5,434)
Proceeds from sale of property	6	1
Other-net	(528)	(302)
Net cash used in investing activities	(2,642)	(5,735)
Cash Flows From Financing Activities:
Purchase of treasury stock	(2,957)	—
Payment of dividends	(10,927)	(9,825)
Excess tax benefit from stock-based compensation	8	242
Decrease in cash overdraft balance	(324)	—
Net cash used in financing activities	(14,200)	(9,583)
Net change in cash and equivalents	9,689	1,040
Cash and equivalents at beginning of year	123,386	191,636
Cash and equivalents at end of period	$133,075	$192,676
Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$643	$390
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2013 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2014 refers to fiscal 2014, which is the period from July 1, 2013 to June 30, 2014.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Purchases of property, plant and equipment included in accounts payable and excluded from the property additions and the change in accounts payable in the Condensed Consolidated Statements of Cash Flows were as follows:

	September 30,
	2013	2012
Construction in progress in accounts payable	$292	$721
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

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended September 30,
	2013	2012
Net income	$24,801	$26,662
Net income available to participating securities	(34)	(53)
Net income available to common shareholders	$24,767	$26,609
Weighted average common shares outstanding – basic	27,268	27,229
Incremental share effect from:
Nonparticipating restricted stock	5	5
Stock-settled stock appreciation rights	39	30
Weighted average common shares outstanding – diluted	27,312	27,264
Net income per common share – basic and diluted	$0.91	$0.98

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Reclassifications Out of Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended September 30,
	2013	2012
Accumulated other comprehensive loss at beginning of period	$(8,391)	$(12,162)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss (1)	115	172
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain (1)	(7)	(5)
Amortization of prior service asset (1)	(1)	(1)
Total other comprehensive income, before tax	107	166
Total tax expense	(40)	(62)
Other comprehensive income, net of tax	67	104
Accumulated other comprehensive loss at end of period	$(8,324)	$(12,058)
(1) Included in the computation of net periodic benefit income/cost. See Notes 7 and 8 for additional information.
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2013 Annual Report on Form 10-K.
Note 2 – Impact of Recently Issued Accounting Standards
There were no recently issued accounting pronouncements that impact our consolidated financial statements.

Note 3 – Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at September 30, 2013 and June 30, 2013.

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	September 30, 2013	June 30, 2013
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(207)	(205)
Net carrying value	$163	$165
Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(7,097)	(6,863)
Net carrying value	$5,923	$6,157
Total net carrying value	$6,086	$6,322

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Amortization expense for our intangible assets was as follows:

	Three Months Ended September 30,
	2013	2012
Amortization expense	$236	$236
Total annual amortization expense for each of the next five years is estimated to be as follows:

2015	$946
2016	$775
2017	$604
2018	$604
2019	$604

Note 4 – Long-Term Debt
At September 30, 2013 and June 30, 2013, we had an unsecured credit agreement under which we may borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million based on obtaining consent of the issuing banks and certain other conditions. The facility expires on April 18, 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.
At September 30, 2013 and June 30, 2013, we had no borrowings outstanding under this facility. At September 30, 2013, we had approximately $3.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the credit agreement. We paid no interest for the three months ended September 30, 2013 and 2012. At September 30, 2013 and June 30, 2013, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At September 30, 2013, we were not aware of any event that would constitute a default under the facility.
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

Note 5 – Income Taxes
Accrued Federal income taxes included in accrued liabilities were $6.2 million and $0 at September 30, 2013 and June 30, 2013, respectively. The increase was due to the timing of tax payments.
The gross tax contingency reserve at September 30, 2013 was approximately $0.9 million and consisted of tax liabilities of approximately $0.5 million and penalties and interest of approximately $0.4 million. We have classified none of the gross tax contingency reserve as current liabilities as none of these amounts are expected to be resolved within the next 12 months. The entire liability of approximately $0.9 million was included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.

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
In August 2013, we granted SSSARs under the terms of our 2005 Plan. There were no grants in the three months ended September 30, 2012. The following table summarizes information relating to the 2014 grant:

2014
SSSARs granted	2
Weighted average grant date fair value per right	$10.14
Assumptions used in fair value calculations:
Risk-free interest rate	0.61%
Dividend yield	2.01%
Volatility factor of the expected market price of our common stock	23.00%
Weighted average expected life in years	2.68
Estimated forfeiture rate	—%
For this grant, the volatility factor was estimated based on actual historical volatility of our stock for a time period equal to the term of the SSSARs. The expected average life was determined based on historical exercise experience for this type of grant. The SSSARs from each grant vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. No SSSARs vested during the three months ended September 30, 2013 and 2012.
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

	Three Months Ended September 30,
	2013	2012
Compensation expense	$307	$461
Tax benefits	$107	$161
Intrinsic value of exercises	$18	$690
Gross windfall tax benefits	$6	$241

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the three months ended September 30, 2013:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	374	$66.42
Exercised	(2)	$61.80
Granted	2	$79.78
Forfeited	—	$—
Outstanding at end of period	374	$66.51	3.27	$4,408
Exercisable and vested at end of period	110	$60.87	2.21	$1,910
Vested and expected to vest at end of period	365	$66.51	3.27	$4,302
At September 30, 2013, there was approximately $1.2 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of approximately 1.82 years.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In August 2013, we granted 200 shares of restricted stock under the terms of the 2005 Plan. The grant date fair value was approximately $16,000 and the grant date fair value per award was $79.78. The restricted stock under this employee grant vests on the third anniversary of the grant date. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status. There were no grants of restricted stock to employees in the three months ended September 30, 2012. No restricted stock vested during the three months ended September 30, 2013 and 2012.
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

	Three Months Ended September 30,
	2013	2012
Compensation expense	$340	$410
Tax benefits	$119	$144
Gross windfall tax benefits	$2	$1

The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the three months ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of period	45	$68.16
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested restricted stock at end of period	45	$68.21

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

At September 30, 2013, there was approximately $1.3 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 1.65 years.

Note 7 – Pension Benefits
We sponsor multiple defined benefit pension plans that have covered certain union workers. However, as a result of prior-years' restructuring activities, for all periods presented, we no longer have any active employees continuing to accrue service cost or otherwise eligible to receive plan benefits. Benefits being paid under the plans are primarily based on negotiated rates and years of service. We contribute to these plans at least the minimum amount required by regulation.
The following table summarizes the components of net periodic benefit income for our pension plans:

	Three Months Ended September 30,
	2013	2012
Components of net periodic benefit income
Interest cost	$438	$408
Expected return on plan assets	(614)	(595)
Amortization of unrecognized net loss	115	172
Net periodic benefit income	$(61)	$(15)
For the three months ended September 30, 2013, we made no pension plan contributions and we expect to make no contributions to our pension plans during 2014.

Note 8 – Postretirement Benefits
We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
The following table summarizes the components of net periodic benefit cost for our postretirement plans:

	Three Months Ended September 30,
	2013	2012
Components of net periodic benefit cost
Service cost	$8	$8
Interest cost	32	28
Amortization of unrecognized net gain	(7)	(5)
Amortization of prior service asset	(1)	(1)
Net periodic benefit cost	$32	$30
For the three months ended September 30, 2013, we made approximately $25,000 in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2014.

Note 9 – Commitments and Contingencies
At September 30, 2013, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from anti-dumping cases to qualifying domestic producers. Our CDSOA receipts totaled approximately $0.3 million in the second quarter of 2013.

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

Note 10 – Business Segments Information
The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2013 consolidated financial statements. The September 30, 2013 identifiable assets by reportable segment are generally consistent with that of June 30, 2013.

	Three Months Ended September 30,
	2013	2012
Net Sales
Specialty Foods	$248,137	$248,881
Glassware and Candles	37,719	42,095
Total	$285,856	$290,976
Operating Income
Specialty Foods	$39,543	$42,758
Glassware and Candles	1,169	608
Corporate Expenses	(3,112)	(2,794)
Total	$37,600	$40,572

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2014 refers to fiscal 2014, which is the period from July 1, 2013 to June 30, 2014.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto, all included elsewhere in this report. The forward-looking statements in this section and other parts of this report involve risks, uncertainties and other factors, including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements due to these factors. For more information, see the section below entitled “Forward-Looking Statements.”
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
We intend to periodically reassess the strategic fit and contribution of our remaining nonfood operation in light of market conditions, capital needs and other factors. Our long-term strategy focuses our efforts on the most profitable part of our business and minimizes the amount of financial and management resources devoted to our nonfood operation.
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
We have made substantial capital investments to support our existing food operations and future growth opportunities. Based on our current plans and expectations, we believe that our total capital expenditures for 2014 could total approximately $18 million, depending on the timing and approval of certain food-related projects currently being evaluated.
Summary of 2014 Results
The following is a comparative overview of our consolidated operating results for the three months ended September 30, 2013 and 2012.
Net sales for the three months ended September 30, 2013 decreased 2% to approximately $285.9 million from the prior-year total of $291.0 million. This sales decrease reflects lower sales in both operating segments. The Specialty Foods segment's decrease reflects improved foodservice volumes offset by flat retail volumes and increased trade promotion costs. Glassware and Candles net sales declined as a result of lower candle volumes. The first quarter gross margin decreased 6% to approximately $61.6 million from the prior-year total of $65.7 million. The lower level of net sales, higher trade promotion costs and an increased foodservice sales mix in the Specialty Foods segment contributed to the lower gross margin. Net income for the three months ended September 30, 2013 totaled approximately $24.8 million, or $0.91 per diluted share. Net income totaled approximately $26.7 million in the first quarter of the prior year, or $0.98 per diluted share.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended September 30,
(Dollars in thousands)	2013	2012	Change
Net Sales
Specialty Foods	$248,137	$248,881	$(744)	—%
Glassware and Candles	37,719	42,095	(4,376)	(10)%
Total	$285,856	$290,976	$(5,120)	(2)%
Gross Margin	$61,638	$65,717	$(4,079)	(6)%
Gross Margin as a Percentage of Net Sales	21.6%	22.6%
Consolidated net sales for the first quarter ended September 30, 2013 decreased 2%, reflecting lower sales in both operating segments.
For the three months ended September 30, 2013, net sales of the Specialty Foods segment decreased by less than 1%. The segment's sales volume is estimated to have improved by less than 2% with improved foodservice and branded retail volumes partially offset by lower private label retail sales. However, the benefit of the higher sales volumes was offset by an increase in trade promotion costs that reduced segment net sales by approximately 2%. The impact of pricing to the quarter was not significant.
Net sales of the Glassware and Candles segment for the three months ended September 30, 2013 decreased by 10% on lower candle volumes reflecting challenging retail conditions, lower sales of contract-manufactured products and the impact of customer planogram changes in the prior year.
As a percentage of net sales, our consolidated gross margin for the three months ended September 30, 2013 was 21.6% as compared to 22.6% achieved in the prior-year comparative period.
In the Specialty Foods segment, gross margin percentages declined slightly for the three months ended September 30, 2013, reflecting factors such as a less favorable sales mix and higher trade promotion costs. The impact of material costs was not significant. Looking forward, under current market conditions, we foresee modestly more favorable material-cost comparisons beginning in our second fiscal quarter and continuing into calendar 2014.
Gross margin percentages in the Glassware and Candles segment improved, as a more favorable product mix and somewhat lower wax costs offset the effects of lower net sales. Looking forward to the second fiscal quarter within this segment, we anticipate further reductions in the sales of contract-manufactured product lines, as well as comparatively lower sales of seasonal products.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2013	2012	Change
SG&A Expenses	$24,038	$25,145	$(1,107)	(4)%
SG&A Expenses as a Percentage of Net Sales	8.4%	8.6%
Consolidated selling, general and administrative costs of approximately $24.0 million for the three months ended September 30, 2013 decreased by 4% from the $25.1 million incurred for the three months ended September 30, 2012, and were generally comparable as a percentage of net sales compared to the same period in the prior year.

Operating Income
The foregoing factors contributed to consolidated operating income totaling approximately $37.6 million for the three months ended September 30, 2013. By segment, our operating income can be summarized as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2013	2012	Change
Operating Income
Specialty Foods	$39,543	$42,758	$(3,215)	(8)%
Glassware and Candles	1,169	608	561	92%
Corporate Expenses	(3,112)	(2,794)	(318)	11%
Total	$37,600	$40,572	$(2,972)	(7)%
Operating Income as a Percentage of Net Sales
Specialty Foods	15.9%	17.2%
Glassware and Candles	3.1%	1.4%
Total	13.2%	13.9%
Interest Income and Other – Net
Interest income and other was less than $0.1 million for the three months ended September 30, 2013 and 2012.
Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended September 30, 2013 decreased by approximately $3.0 million to $37.6 million from the prior-year total of $40.6 million. Our effective tax rate of 34.0% for the three months ended September 30, 2013 was comparable to the prior-year rate of 34.3%.
Net Income
First quarter net income for 2014 of approximately $24.8 million decreased from the preceding year’s net income for the quarter of $26.7 million, as influenced by the factors noted above. Net income per share for the first quarter of 2014 totaled $0.91 per basic and diluted share, as compared to $0.98 per basic and diluted share recorded in the prior year.
FINANCIAL CONDITION
For the three months ended September 30, 2013, net cash provided by operating activities totaled approximately $26.5 million as compared to $16.4 million in the prior-year period. The increase resulted from the relative changes in working capital, particularly accounts receivable and inventory. The increase in receivables since June 2013 primarily related to seasonal influences on sales within the Glassware and Candles segment.
Cash used in investing activities for the three months ended September 30, 2013 was approximately $2.6 million as compared to $5.7 million in the prior year. This decrease reflected a lower level of capital expenditures in 2014.
Cash used in financing activities for the three months ended September 30, 2013 of approximately $14.2 million increased from the prior-year total of $9.6 million. This increase was due to a higher level of share repurchases in the current year and higher dividend payments. At September 30, 2013, approximately 1,428,000 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility, we may borrow up to a maximum of $120 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at September 30, 2013. At September 30, 2013, we had approximately $3.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility. The facility expires in April 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.
The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2013, we were in compliance with all applicable provisions and covenants of the facility, and we exceeded the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At September 30, 2013, we were not aware of any event that would constitute a default under the facility.
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
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. Examples of items not recognized as liabilities in our condensed consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of September 30, 2013 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2013 Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those disclosed in our 2013 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING STANDARDS
There were no recently issued accounting pronouncements that impact our consolidated financial statements.

RECENTLY ADOPTED ACCOUNTING STANDARDS
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 13-02”) which added new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 13-02 effectively replaced the requirements outlined in previous ASUs. The requirements of ASU 13-02 were effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted this guidance in the quarter ended September 30, 2013. The adoption did not have an impact on our financial position, results of operations or cash flows because it related to disclosures only.
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

Items which could impact these forward-looking statements include, but are not limited to:

•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	efficiencies in plant operations, including the ability to optimize overhead utilization in candle operations;

•	price and product competition;

•	the uncertainty regarding the effect or outcome of any decision to explore further strategic alternatives for our nonfood operation;

•	fluctuations in the cost and availability of raw materials;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	maintenance of competitive position with respect to other manufacturers, including global sources of production;

•	dependence on key personnel;

•	stability of labor relations;

•	dependence on contract copackers and limited or exclusive sources for certain goods;

•	legislation and litigation affecting the future administration of the Continued Dumping and Subsidy Offset Act of 2000;

•	access to any required financing;

•	changes in estimates in critical accounting judgments;

•	the outcome of any litigation or arbitration; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2013 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 1,428,000 shares remained authorized for future repurchases at September 30, 2013. This share repurchase authorization does not have a stated expiration date. In the first quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1-31, 2013	—	$—	—	1,467,846
August 1-31, 2013	—	$—	—	1,467,846
September 1-30, 2013	40,070	$73.79	40,070	1,427,776
Total	40,070	$73.79	40,070	1,427,776

Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	November 7, 2013	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date:	November 7, 2013	By:	/s/ JOHN L. BOYLAN
John L. Boylan
Treasurer, Vice President,
Assistant Secretary,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2013
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