Form 10-Q
period 2013-12-31
LANCASTER COLONY CORP
filed 2014-02-10
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
As of January 22, 2014, there were approximately 27,291,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	December 31, 2013	June 30, 2013
ASSETS
Current Assets:
Cash and equivalents	$176,263	$123,386
Receivables (less allowance for doubtful accounts, December-$1,021; June-$822)	86,862	70,398
Inventories:
Raw materials	30,973	35,012
Finished goods and work in process	61,567	74,139
Total inventories	92,540	109,151
Deferred income taxes and other current assets	17,208	23,123
Total current assets	372,873	326,058
Property, Plant and Equipment:
Land, buildings and improvements	144,784	144,206
Machinery and equipment	290,188	289,051
Total cost	434,972	433,257
Less accumulated depreciation	250,767	243,562
Property, plant and equipment-net	184,205	189,695
Other Assets:
Goodwill	89,840	89,840
Other intangible assets-net	5,849	6,322
Other noncurrent assets	7,921	8,049
Total	$660,688	$619,964
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,554	$41,890
Accrued liabilities	35,498	35,287
Total current liabilities	78,052	77,177
Other Noncurrent Liabilities	23,175	23,291
Deferred Income Taxes	18,755	18,274
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding – December-27,290,849 shares; June-27,323,721 shares	103,826	102,622
Retained earnings	1,180,315	1,139,213
Accumulated other comprehensive loss	(8,256)	(8,391)
Common stock in treasury, at cost	(735,179)	(732,222)
Total shareholders’ equity	540,706	501,222
Total	$660,688	$619,964
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands, except per share data)	2013	2012	2013	2012
Net Sales	$335,550	$326,155	$621,406	$617,131
Cost of Sales	247,242	244,499	471,460	469,758
Gross Margin	88,308	81,656	149,946	147,373
Selling, General and Administrative Expenses	28,937	29,031	52,975	54,176
Operating Income	59,371	52,625	96,971	93,197
Other Income:
Other income-Continued Dumping and Subsidy Offset Act	91	293	91	293
Interest income and other-net	(119)	(39)	(167)	(25)
Income Before Income Taxes	59,343	52,879	96,895	93,465
Taxes Based on Income	20,109	17,602	32,860	31,526
Net Income	$39,234	$35,277	$64,035	$61,939
Net Income Per Common Share:
Basic	$1.44	$1.29	$2.35	$2.26
Diluted	$1.44	$1.28	$2.34	$2.26
Cash Dividends Per Common Share	$0.44	$5.38	$0.84	$5.74
Weighted Average Common Shares Outstanding:
Basic	27,244	27,243	27,256	27,236
Diluted	27,299	27,273	27,306	27,268
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands)	2013	2012	2013	2012
Net Income	$39,234	$35,277	$64,035	$61,939
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	108	167	216	334
Amortization of prior service asset, before tax	(1)	(1)	(2)	(2)
Total Other Comprehensive Income, Before Tax	107	166	214	332
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(39)	(62)	(79)	(124)
Amortization of prior service asset, tax	—	—	—	—
Total Tax Expense	(39)	(62)	(79)	(124)
Other Comprehensive Income, Net of Tax	68	104	135	208
Comprehensive Income	$39,302	$35,381	$64,170	$62,147
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
(Amounts in thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$64,035	$61,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,649	9,971
Deferred income taxes and other noncash changes	672	(848)
Stock-based compensation expense	1,200	1,623
Gain on sale of property	(6)	(41)
Pension plan activity	(122)	(30)
Changes in operating assets and liabilities:
Receivables	(16,666)	(18,153)
Inventories	16,611	9,160
Other current assets	6,716	(1,385)
Accounts payable and accrued liabilities	983	5,515
Net cash provided by operating activities	84,072	67,751
Cash Flows From Investing Activities:
Payments on property additions	(4,370)	(10,359)
Proceeds from sale of property	6	148
Other-net	(656)	(359)
Net cash used in investing activities	(5,020)	(10,570)
Cash Flows From Financing Activities:
Purchase of treasury stock	(2,957)	—
Payment of dividends	(22,933)	(156,755)
Excess tax benefit from stock-based compensation	39	459
Decrease in cash overdraft balance	(324)	—
Net cash used in financing activities	(26,175)	(156,296)
Net change in cash and equivalents	52,877	(99,115)
Cash and equivalents at beginning of year	123,386	191,636
Cash and equivalents at end of period	$176,263	$92,521
Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$25,016	$32,043
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
Subsequent Events
On January 30, 2014, we sold effectively all of the net operating assets of our candle manufacturing and marketing operations for approximately $28 million in cash, subject to customary post-closing adjustments. Net proceeds from the sale, as subject to the customary post-closing adjustments, are expected to total approximately $27 million, exclusive of the tax benefit anticipated to be realized from the loss incurred. The transaction is expected to result in a pretax loss of approximately $43 to $45 million, which will be recorded in the quarter ended March 31, 2014. See Note 10 for net sales and operating income information related to the Glassware and Candles segment.
The assets and liabilities of our sold operations were as follows:

	December 31, 2013	June 30, 2013
Cash	$1	$1
Receivables	26,594	14,061
Inventory	30,974	41,342
Other current assets	422	573
Property, plant and equipment	20,996	21,621
Other noncurrent assets	1,157	980
Total Assets	$80,144	$78,578

Accounts payable	$4,029	$5,431
Accrued liabilities	2,900	2,685
Total Liabilities	$6,929	$8,116
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Purchases of property, plant and equipment included in accounts payable and excluded from the property additions and the change in accounts payable in the Condensed Consolidated Statements of Cash Flows were as follows:

	December 31,
	2013	2012
Construction in progress in accounts payable	$70	$3,393

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

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income	$39,234	$35,277	$64,035	$61,939
Net income available to participating securities	(53)	(246)	(87)	(299)
Net income available to common shareholders	$39,181	$35,031	$63,948	$61,640

Weighted average common shares outstanding – basic	27,244	27,243	27,256	27,236
Incremental share effect from:
Nonparticipating restricted stock	3	4	4	4
Stock-settled stock appreciation rights	52	26	46	28
Weighted average common shares outstanding – diluted	27,299	27,273	27,306	27,268

Net income per common share – basic	$1.44	$1.29	$2.35	$2.26
Net income per common share – diluted	$1.44	$1.28	$2.34	$2.26
Reclassifications Out of Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Accumulated other comprehensive loss at beginning of period	$(8,324)	$(12,058)	$(8,391)	$(12,162)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss (1)	115	172	230	344
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain (1)	(7)	(5)	(14)	(10)
Amortization of prior service asset (1)	(1)	(1)	(2)	(2)
Total other comprehensive income, before tax	107	166	214	332
Total tax expense	(39)	(62)	(79)	(124)
Other comprehensive income, net of tax	68	104	135	208
Accumulated other comprehensive loss at end of period	$(8,256)	$(11,954)	$(8,256)	$(11,954)
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

Note 3 – Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at December 31, 2013 and June 30, 2013.

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	December 31, 2013	June 30, 2013
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(209)	(205)
Net carrying value	$161	$165
Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(7,332)	(6,863)
Net carrying value	$5,688	$6,157
Total net carrying value	$5,849	$6,322
Amortization expense for our intangible assets was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Amortization expense	$237	$236	$473	$472
Total annual amortization expense for each of the next five years is estimated to be as follows:

2015	$946
2016	$775
2017	$604
2018	$604
2019	$604

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 4 – Long-Term Debt
At December 31, 2013 and June 30, 2013, we had an unsecured credit agreement under which we may borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million based on obtaining consent of the issuing banks and certain other conditions. The facility expires on April 18, 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.
At December 31, 2013 and June 30, 2013, we had no borrowings outstanding under this facility. At December 31, 2013, we had approximately $3.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the credit agreement. We paid no interest for the three and six months ended December 31, 2013 and 2012. At December 31, 2013 and June 30, 2013, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At December 31, 2013, we were not aware of any event that would constitute a default under the facility.
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

Note 5 – Income Taxes
Accrued Federal income taxes of approximately $1.2 million were included in accrued liabilities, and prepaid state and local income taxes of approximately $0.6 million were included in deferred income taxes and other current assets, at December 31, 2013. Prepaid Federal, state and local income taxes of approximately $7.5 million were included in deferred income taxes and other current assets at June 30, 2013. The changes were due to the timing of tax payments.
The gross tax contingency reserve at December 31, 2013 was approximately $0.9 million and consisted of tax liabilities of approximately $0.5 million and penalties and interest of approximately $0.4 million. We have classified none of the gross tax contingency reserve as current liabilities as none of these amounts are expected to be resolved within the next 12 months. The entire liability of approximately $0.9 million was included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In August 2013, we granted SSSARs under the terms of our 2005 Plan. There were no grants in the six months ended December 31, 2012. The following table summarizes information relating to the 2014 grant:

2014
SSSARs granted	2
Weighted average grant date fair value per right	$10.14
Assumptions used in fair value calculations:
Risk-free interest rate	0.61%
Dividend yield	2.01%
Volatility factor of the expected market price of our common stock	23.00%
Weighted average expected life in years	2.68
Estimated forfeiture rate	—%
For this grant, the volatility factor was estimated based on actual historical volatility of our stock for a time period equal to the term of the SSSARs. The expected average life was determined based on historical exercise experience for this type of grant. The SSSARs from each grant vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. No SSSARs vested during the six months ended December 31, 2013 and 2012.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Compensation expense	$212	$338	$519	$799
Tax benefits	$75	$118	$182	$279
Intrinsic value of exercises	$70	$594	$88	$1,284
Gross windfall tax benefits	$25	$208	$31	$449
The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the six months ended December 31, 2013:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	374	$66.42
Exercised	(7)	$61.48
Granted	2	$79.78
Forfeited	—	$—
Outstanding at end of period	369	$66.57	3.03	$7,966
Exercisable and vested at end of period	105	$60.85	1.95	$2,865
Vested and expected to vest at end of period	360	$66.57	3.03	$7,770
At December 31, 2013, there was approximately $1.0 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of approximately 1.64 years.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In November 2013 and 2012, we granted shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan. The following table summarizes information relating to each of these grants:

	Six Months Ended December 31,
	2013	2012
Nonemployee directors
Restricted stock granted	6	7
Grant date fair value	$490	$490
Weighted average grant date fair value per award	$84.42	$73.29
The 2014 grant vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests. The 2013 grant vested during the second quarter of 2014, and the directors were paid the related dividends.
In August 2013, we granted 200 shares of restricted stock under the terms of the 2005 Plan. The grant date fair value was approximately $16,000 and the grant date fair value per award was $79.78. The restricted stock under this employee grant vests on the third anniversary of the grant date. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status. There were no grants of restricted stock to employees in the six months ended December 31, 2012. No employee restricted stock vested during the six months ended December 31, 2013 and 2012.
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Compensation expense	$341	$414	$681	$824
Tax benefits	$120	$144	$239	$288
Gross windfall tax benefits	$6	$9	$8	$10

The total fair values of restricted stock vested were as follows:

	Six Months Ended December 31,
	2013	2012
Fair value of vested shares	$490	$490

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the six months ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of period	45	$68.16
Granted	6	$84.27
Vested	(7)	$72.94
Forfeited	—	$—
Unvested restricted stock at end of period	44	$69.61
At December 31, 2013, there was approximately $1.5 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 1.34 years.

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
The following table summarizes the components of net periodic benefit income for our pension plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Components of net periodic benefit income
Interest cost	$438	$408	$876	$816
Expected return on plan assets	(614)	(595)	(1,228)	(1,190)
Amortization of unrecognized net loss	115	172	230	344
Net periodic benefit income	$(61)	$(15)	$(122)	$(30)
For the three and six months ended December 31, 2013, we made no pension plan contributions and we expect to make no contributions to our pension plans during 2014.

Note 8 – Postretirement Benefits
We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
The following table summarizes the components of net periodic benefit cost for our postretirement plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$8	$8	$16	$16
Interest cost	32	28	64	56
Amortization of unrecognized net gain	(7)	(5)	(14)	(10)
Amortization of prior service asset	(1)	(1)	(2)	(2)
Net periodic benefit cost	$32	$30	$64	$60

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

For the three and six months ended December 31, 2013, we made approximately $40,000 and $65,000 in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2014.

Note 9 – Commitments and Contingencies
At December 31, 2013, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from anti-dumping cases to qualifying domestic producers. Our CDSOA receipts totaled approximately $0.1 million in the second quarter of 2014, as compared to approximately $0.3 million in the second quarter of 2013.
As of January 30, 2014, we sold substantially all of the net operating assets of our candle manufacturing and marketing operations to an unaffiliated buyer. While we retained the right to seek further CDSOA remittances relating to past periods, we are currently unaware of any funds made available to manufacturers who may have otherwise qualified for CDSOA remittances but have exited the applicable business. Accordingly, we cannot predict the amount of future distributions, if any, we may receive. U.S. Customs has advised affected domestic producers that it is possible that CDSOA distributions which we received could be subject to clawback until the resolution of outstanding litigation. We believe that the likelihood of clawback is remote. Any change in CDSOA distributions could affect our earnings and cash flow.

Note 10 – Business Segments Information
The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2013 consolidated financial statements. The December 31, 2013 identifiable assets by reportable segment are generally consistent with that of June 30, 2013.

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net Sales
Specialty Foods	$292,281	$272,634	$540,418	$521,515
Glassware and Candles	43,269	53,521	80,988	95,616
Total	$335,550	$326,155	$621,406	$617,131
Operating Income
Specialty Foods	$59,413	$50,384	$98,956	$93,142
Glassware and Candles	3,186	5,614	4,355	6,222
Corporate Expenses	(3,228)	(3,373)	(6,340)	(6,167)
Total	$59,371	$52,625	$96,971	$93,197
As a result of the sale of assets noted in the Subsequent Events disclosure within Note 1, the Glassware and Candles segment will be presented as discontinued operations in future financial presentations.

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
OVERVIEW
Business Overview
Lancaster Colony Corporation is a manufacturer and marketer of specialty food products for the retail and foodservice markets.
In recent years, our strategy has shifted away from operating businesses in a variety of industries towards emphasizing the growth and success we have achieved in our Specialty Foods segment. Consistent with this strategy, on January 30, 2014, we sold effectively all of the net operating assets of our candle manufacturing and marketing operations for approximately $28 million in cash, subject to customary post-closing adjustments. Net proceeds from the sale, as subject to the customary post-closing adjustments, are expected to total approximately $27 million, exclusive of the tax benefit anticipated to be realized from the loss incurred. The transaction is expected to result in a pretax loss of approximately $43 to $45 million, which will be recorded in the quarter ended March 31, 2014. The financial results of these divested operations will be reported as discontinued operations for all periods presented in future financial filings.
Prior to the divestiture noted above, our operations were organized in two reportable segments: “Specialty Foods” and “Glassware and Candles.” With the completion of the sale, our business operations are now exclusive to the manufacturing and marketing of specialty food products. Our sales are predominately domestic.
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
The objective of our food operations is to grow both retail and foodservice sales over time by:

•	leveraging the strength of our retail brands to increase current product sales, introduce new products and expand to new channels;

•	growing our foodservice sales through the strength of our reputation in product development and quality; and

•	pursuing acquisitions that meet our strategic criteria.
We have made substantial capital investments to support our existing food operations and future growth opportunities. Based on our current plans and expectations, we believe that our total capital expenditures for 2014 could total approximately $15 million, depending on the timing and approval of certain projects currently being evaluated.
Summary of 2014 Results
The following is a comparative overview of our consolidated operating results for the three and six months ended December 31, 2013 and 2012.
Net sales for the three months ended December 31, 2013 increased 3% to approximately $335.6 million from the prior-year total of $326.2 million. This sales increase reflects higher sales in the Specialty Foods segment due to higher retail and foodservice volumes. Glassware and Candles net sales declined as a result of lower sales of seasonal products and more challenging retail conditions. The second quarter gross margin increased 8% to approximately $88.3 million from the prior-year total of $81.7 million. The higher level of net sales and a moderate decline in raw-material costs in the Specialty Foods segment contributed to the higher gross margin. Net income for the three months ended December 31, 2013 totaled approximately $39.2 million, or $1.44 per diluted share. Net income totaled approximately $35.3 million in the second quarter of the prior year, or $1.28 per diluted share.
Year-to-date net sales for the period ended December 31, 2013 increased 1% to approximately $621.4 million from the prior-year total of $617.1 million. Gross margin increased 2% to approximately $149.9 million from the prior year-to-date total of $147.4 million. Net income for the six months ended December 31, 2013 totaled approximately $64.0 million, or $2.34 per diluted share. Net income totaled approximately $61.9 million in the six months ended December 31, 2012, or $2.26 per diluted share.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2013	2012	Change		2013	2012	Change
Net Sales
Specialty Foods	$292,281	$272,634	$19,647	7%	$540,418	$521,515	$18,903	4%
Glassware and Candles	43,269	53,521	(10,252)	(19)%	80,988	95,616	(14,628)	(15)%
Total	$335,550	$326,155	$9,395	3%	$621,406	$617,131	$4,275	1%
Gross Margin	$88,308	$81,656	$6,652	8%	$149,946	$147,373	$2,573	2%
Gross Margin as a Percentage of Net Sales	26.3%	25.0%			24.1%	23.9%
Consolidated net sales for the second quarter and six months ended December 31, 2013 increased 3% and 1%, respectively. For both of these periods, higher sales within the Specialty Foods segment were partially offset by lower sales within the Glassware and Candles segment.
For the three and six months ended December 31, 2013, net sales of the Specialty Foods segment increased by 7% and 4%, respectively. Net sales of both retail and foodservice products improved during each comparative period. Retail sales growth in the quarter was influenced by the success of recently introduced products, broadly improved sales of frozen products and generally comparable levels of trade and consumer promotions. Foodservice sales improved primarily due to higher volume, especially to larger chain restaurants, and in spite of lower pricing totaling less than one percent of segment net sales for both the quarter and six-month periods. The segment's sales volume is estimated to have improved by approximately 6% and 4% for the three and six months ended December 31, 2013, respectively.
Net sales of the Glassware and Candles segment for the three and six months ended December 31, 2013 decreased by 19% and 15%, respectively, on lower sales of seasonal products and challenging retail conditions.
As a percentage of net sales, our consolidated gross margin for the three and six months ended December 31, 2013 was 26.3% and 24.1%, respectively, as compared to 25.0% and 23.9% achieved in the prior-year comparative periods.
In the Specialty Foods segment, gross margin percentages improved slightly for both the three and six months ended December 31, 2013, reflecting factors such as modestly lower raw-material costs and benefits from higher sales volumes and a more favorable sales mix. We estimate that lower material costs beneficially affected the segment's gross margins by approximately one percent of segment nets sales for both the three and six months ended December 31, 2013. Looking forward, under current market conditions, we foresee modestly favorable material-cost comparisons over the balance of fiscal 2014.
Gross margin percentages in the Glassware and Candles segment decreased for both the three and six months ended December 31, 2013 due to lower sales and production volumes despite an improved sales mix.

Selling, General and Administrative Expenses

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2013	2012	Change		2013	2012	Change
SG&A Expenses	$28,937	$29,031	$(94)	—%	$52,975	$54,176	$(1,201)	(2)%
SG&A Expenses as a Percentage of Net Sales	8.6%	8.9%			8.5%	8.8%
Consolidated selling, general and administrative costs totaled approximately $28.9 million and $53.0 million for the three and six months ended December 31, 2013, respectively, compared to the $29.0 million and $54.2 million incurred for the three and six months ended December 31, 2012. These costs were generally comparable as a percentage of net sales compared to the same periods in the prior year.
Operating Income
The foregoing factors contributed to consolidated operating income totaling approximately $59.4 million and $97.0 million for the three and six months ended December 31, 2013, respectively. By segment, our operating income can be summarized as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2013	2012	Change		2013	2012	Change
Operating Income
Specialty Foods	$59,413	$50,384	$9,029	18%	$98,956	$93,142	$5,814	6%
Glassware and Candles	3,186	5,614	(2,428)	(43)%	4,355	6,222	(1,867)	(30)%
Corporate Expenses	(3,228)	(3,373)	145	(4)%	(6,340)	(6,167)	(173)	3%
Total	$59,371	$52,625	$6,746	13%	$96,971	$93,197	$3,774	4%
Operating Income as a Percentage of Net Sales
Specialty Foods	20.3%	18.5%			18.3%	17.9%
Glassware and Candles	7.4%	10.5%			5.4%	6.5%
Total	17.7%	16.1%			15.6%	15.1%
Other Income - Continued Dumping and Subsidy Offset Act
The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from anti-dumping cases to qualifying domestic producers. Our CDSOA receipts totaled approximately $0.1 million in the second quarter of 2014, as compared to approximately $0.3 million in the second quarter of 2013.
As of January 30, 2014, we sold substantially all of the net operating assets of our candle manufacturing and marketing operations to an unaffiliated buyer. While we retained the right to seek further CDSOA remittances relating to past periods, we are currently unaware of any funds made available to manufacturers who may have otherwise qualified for CDSOA remittances but have exited the applicable business. Accordingly, we cannot predict the amount of future distributions, if any, we may receive. U.S. Customs has advised affected domestic producers that it is possible that CDSOA distributions which we received could be subject to clawback until the resolution of outstanding litigation. We believe that the likelihood of clawback is remote. Any change in CDSOA distributions could affect our earnings and cash flow.
Interest Income and Other – Net
Interest income and other was expense of approximately $0.1 million and $0.2 million for the three and six months ended December 31, 2013, respectively, as compared to expense of less than $0.1 million for the three and six months ended December 31, 2012.

Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended December 31, 2013 increased by approximately $6.4 million to $59.3 million from the prior-year total of $52.9 million. Income before income taxes for the six months ended December 31, 2013 and 2012 was approximately $96.9 million and $93.5 million, respectively. Our effective tax rate of 33.9% for the six months ended December 31, 2013 was comparable to the prior-year rate of 33.7%.
Net Income
Second quarter net income for 2014 of approximately $39.2 million increased from the preceding year’s net income for the quarter of $35.3 million, as influenced by the factors noted above. Year-to-date net income of approximately $64.0 million was higher than the prior year-to-date total of $61.9 million. Net income per share for the second quarter of 2014 totaled $1.44 per basic and diluted share, as compared to $1.29 and $1.28 per basic and diluted share, respectively, in the prior year. Year-to-date net income per share was $2.35 and $2.34 per basic and diluted share, respectively, as compared to $2.26 per basic and diluted share for the prior-year period.
FINANCIAL CONDITION
For the six months ended December 31, 2013, net cash provided by operating activities totaled approximately $84.1 million as compared to $67.8 million in the prior-year period. Although influenced by the higher level of net income, the increase primarily resulted from the relative changes in working capital, particularly inventory and prepaid expenses. The increase in receivables since June 2013 primarily related to seasonal influences on sales within the Glassware and Candles segment but was also impacted by higher sales in the Specialty Foods segment.
Cash used in investing activities for the six months ended December 31, 2013 was approximately $5.0 million as compared to $10.6 million in the prior year. This decrease reflected a lower level of capital expenditures in 2014.
Cash used in financing activities for the six months ended December 31, 2013 of approximately $26.2 million decreased from the prior-year total of $156.3 million. This decrease was primarily due to lower dividend payments in the current year. Prior-year dividend payments included a $5.00 per share special dividend that was paid in December 2012. The special dividend payment totaled in excess of $136 million. The lower dividend payments were partially offset by a higher level of share repurchases in the current year. At December 31, 2013, approximately 1,428,000 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility, we may borrow up to a maximum of $120 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at December 31, 2013. At December 31, 2013, we had approximately $3.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility. The facility expires in April 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.
The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2013, we were in compliance with all applicable provisions and covenants of the facility, and we exceeded the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At December 31, 2013, we were not aware of any event that would constitute a default under the facility.
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

CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. Examples of items not recognized as liabilities in our condensed consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2013 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2013 Annual Report on Form 10-K.
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
Items which could impact these forward-looking statements include, but are not limited to:

•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	efficiencies in plant operations;

•	price and product competition;

•	the uncertainty regarding the effect of the sale of our candle manufacturing and marketing operation;

•	fluctuations in the cost and availability of raw materials;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	maintenance of competitive position with respect to other manufacturers, including global sources of production;

•	dependence on key personnel;

•	stability of labor relations;

•	dependence on contract copackers and limited or exclusive sources for certain goods;

•	legislation and litigation affecting the future administration of the Continued Dumping and Subsidy Offset Act of 2000;

•	access to any required financing;

•	changes in estimates in critical accounting judgments;

•	the outcome of any litigation or arbitration; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2013 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 1,428,000 shares remained authorized for future repurchases at December 31, 2013. This share repurchase authorization does not have a stated expiration date. In the second quarter, we made no repurchases of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1-31, 2013	—	$—	—	1,427,776
November 1-30, 2013	—	$—	—	1,427,776
December 1-31, 2013	—	$—	—	1,427,776
Total	—	$—	—	1,427,776

Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	February 10, 2014	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date:	February 10, 2014	By:	/s/ JOHN L. BOYLAN
John L. Boylan
Treasurer, Vice President,
Assistant Secretary,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2013
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