Form 10-Q
period 2014-03-31
LANCASTER COLONY CORP
filed 2014-05-12
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
As of April 28, 2014, there were approximately 27,338,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	March 31, 2014	June 30, 2013
ASSETS
Current Assets:
Cash and equivalents	$201,328	$123,385
Receivables (less allowance for doubtful accounts, March-$417; June-$340)	61,756	56,337
Inventories:
Raw materials	27,460	25,782
Finished goods	40,277	42,027
Total inventories	67,737	67,809
Deferred income taxes and other current assets	33,312	22,550
Current assets of discontinued operations	—	55,977
Total current assets	364,133	326,058
Property, Plant and Equipment:
Land, buildings and improvements	106,207	105,302
Machinery and equipment	231,233	227,885
Total cost	337,440	333,187
Less accumulated depreciation	173,454	165,113
Property, plant and equipment-net	163,986	168,074
Other Assets:
Goodwill	89,840	89,840
Other intangible assets-net	5,613	6,322
Other noncurrent assets	6,693	7,069
Noncurrent assets of discontinued operations	—	22,601
Total	$630,265	$619,964
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,261	$36,459
Accrued liabilities	30,452	32,602
Current liabilities of discontinued operations	—	8,116
Total current liabilities	70,713	77,177
Other Noncurrent Liabilities	22,454	23,291
Deferred Income Taxes	18,589	18,274
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding – March-27,337,826 shares; June-27,323,721 shares	104,127	102,622
Retained earnings	1,157,912	1,139,213
Accumulated other comprehensive loss	(8,188)	(8,391)
Common stock in treasury, at cost	(735,342)	(732,222)
Total shareholders’ equity	518,509	501,222
Total	$630,265	$619,964
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Net Sales	$241,849	$247,098	$782,267	$768,613
Cost of Sales	189,941	193,265	591,565	581,613
Gross Margin	51,908	53,833	190,702	187,000
Selling, General and Administrative Expenses	23,073	23,113	69,251	69,305
Operating Income	28,835	30,720	121,451	117,695
Interest Income and Other-Net	(204)	(15)	(328)	(6)
Income From Continuing Operations Before Income Taxes	28,631	30,705	121,123	117,689
Taxes Based on Income	9,731	9,972	41,038	39,230
Income From Continuing Operations	18,900	20,733	80,085	78,459
Discontinued Operations, Net of Tax:
Income from discontinued operations	325	1,100	3,175	5,313
Loss on sale of discontinued operations	(29,601)	—	(29,601)	—
Total discontinued operations	(29,276)	1,100	(26,426)	5,313
Net (Loss) Income	$(10,376)	$21,833	$53,659	$83,772
Income Per Common Share From Continuing Operations:
Basic and diluted	$0.69	$0.76	$2.93	$2.87
(Loss) Income Per Common Share From Discontinued Operations:
Basic	$(1.07)	$0.04	$(0.97)	$0.20
Diluted	$(1.07)	$0.04	$(0.97)	$0.19
Net (Loss) Income Per Common Share:
Basic	$(0.38)	$0.80	$1.97	$3.06
Diluted	$(0.38)	$0.80	$1.96	$3.06

Cash Dividends Per Common Share	$0.44	$0.38	$1.28	$6.12
Weighted Average Common Shares Outstanding:
Basic	27,261	27,259	27,258	27,244
Diluted	27,297	27,287	27,303	27,275
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands)	2014	2013	2014	2013
Net (Loss) Income	$(10,376)	$21,833	$53,659	$83,772
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	109	166	325	500
Amortization of prior service asset, before tax	(1)	(1)	(3)	(3)
Total Other Comprehensive Income, Before Tax	108	165	322	497
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(41)	(62)	(120)	(186)
Amortization of prior service asset, tax	1	1	1	1
Total Tax Expense	(40)	(61)	(119)	(185)
Other Comprehensive Income, Net of Tax	68	104	203	312
Comprehensive (Loss) Income	$(10,308)	$21,937	$53,862	$84,084
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
(Amounts in thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$53,659	$83,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,596	15,124
Deferred income taxes and other noncash changes	5,144	(652)
Stock-based compensation expense	1,777	2,211
(Gain) loss on sale of property	(6)	318
Loss on sale of discontinued operations	44,027	—
Pension plan activity	(182)	(45)
Changes in operating assets and liabilities:
Receivables	(10,813)	(19,463)
Inventories	7,901	18,196
Other current assets	(14,529)	(5,796)
Accounts payable and accrued liabilities	(3,779)	1,243
Net cash provided by operating activities	98,795	94,908
Cash Flows From Investing Activities:
Payments on property additions	(8,143)	(19,125)
Proceeds from sale of property	6	1,099
Proceeds from sale of discontinued operations	25,616	—
Other-net	(854)	(788)
Net cash provided by (used in) investing activities	16,625	(18,814)
Cash Flows From Financing Activities:
Purchase of treasury stock	(3,120)	(609)
Payment of dividends	(34,960)	(167,134)
Excess tax benefit from stock-based compensation	927	624
Decrease in cash overdraft balance	(324)	—
Net cash used in financing activities	(37,477)	(167,119)
Net change in cash and equivalents	77,943	(91,025)
Cash and equivalents at beginning of year	123,385	191,635
Cash and equivalents at end of period	$201,328	$100,610
Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$36,941	$47,416
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2013 Annual Report on Form 10-K. The current-year and prior-year results reflect the classification of the sold candle manufacturing and marketing operations as discontinued operations. See further discussion in Note 2. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2014 refers to fiscal 2014, which is the period from July 1, 2013 to June 30, 2014.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Purchases of property, plant and equipment included in accounts payable and excluded from the property additions and the change in accounts payable in the Condensed Consolidated Statements of Cash Flows were as follows:

	March 31,
	2014	2013
Construction in progress in accounts payable	$1,465	$2,682
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted income per common share from continuing operations were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Income from continuing operations	$18,900	$20,733	$80,085	$78,459
Income from continuing operations available to participating securities	(21)	(28)	(139)	(312)
Income from continuing operations available to common shareholders	$18,879	$20,705	$79,946	$78,147

Weighted average common shares outstanding – basic	27,261	27,259	27,258	27,244
Incremental share effect from:
Nonparticipating restricted stock	2	2	3	3
Stock-settled stock appreciation rights	34	26	42	28
Weighted average common shares outstanding – diluted	27,297	27,287	27,303	27,275

Income per common share from continuing operations – basic and diluted	$0.69	$0.76	$2.93	$2.87
Reclassifications Out of Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Accumulated other comprehensive loss at beginning of period	$(8,256)	$(11,954)	$(8,391)	$(12,162)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss (1)	115	172	345	516
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain (1)	(6)	(6)	(20)	(16)
Amortization of prior service asset (1)	(1)	(1)	(3)	(3)
Total other comprehensive income, before tax	108	165	322	497
Total tax expense	(40)	(61)	(119)	(185)
Other comprehensive income, net of tax	68	104	203	312
Accumulated other comprehensive loss at end of period	$(8,188)	$(11,850)	$(8,188)	$(11,850)
(1) Included in the computation of net periodic benefit income/cost. See Notes 8 and 9 for additional information.
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2013 Annual Report on Form 10-K.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 2 – Discontinued Operations
On January 30, 2014, we sold effectively all of the net operating assets of our candle manufacturing and marketing operations for approximately $28 million in cash. Net proceeds from the sale, after post-closing adjustments and transaction costs, totaled approximately $25.6 million. The transaction resulted in a pretax loss of approximately $44.0 million and a tax benefit of approximately $14.4 million, which were recorded in the quarter ended March 31, 2014. The financial results of these operations are reported as discontinued operations for all periods presented. Future discontinued operations results may be impacted by potential changes in certain estimated liabilities that were retained in the sale. The discontinued operations, previously included in our Glassware and Candles segment, had net sales of approximately $8.4 million and $89.4 million and $32.4 million and $128.0 million for the three and nine months ended March 31, 2014 and 2013, respectively, and pretax losses of approximately $43.7 million and $39.3 million, including the pretax loss on sale, and pretax income of $1.5 million and $8.0 million for the three and nine months ended March 31, 2014 and 2013, respectively.
At June 30, 2013, the assets and liabilities of our sold operations were as follows:

June 30, 2013
Cash	$1
Receivables	14,061
Inventory	41,342
Other current assets	573
Current assets of discontinued operations	55,977
Property, plant and equipment	21,621
Other noncurrent assets	980
Noncurrent assets of discontinued operations	22,601
Total assets of discontinued operations	$78,578

Accounts payable	$5,431
Accrued liabilities	2,685
Current liabilities of discontinued operations	$8,116

Note 3 – Impact of Recently Issued Accounting Standards
There were no recently issued accounting pronouncements that impact our consolidated financial statements.

Note 4 – Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at March 31, 2014 and June 30, 2013.

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	March 31, 2014	June 30, 2013
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(211)	(205)
Net carrying value	$159	$165
Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(7,566)	(6,863)
Net carrying value	$5,454	$6,157
Total net carrying value	$5,613	$6,322

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Amortization expense for our intangible assets was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Amortization expense	$236	$236	$709	$708
Total annual amortization expense for each of the next five years is estimated to be as follows:

2015	$946
2016	$775
2017	$604
2018	$604
2019	$604

Note 5 – Long-Term Debt
At March 31, 2014 and June 30, 2013, we had an unsecured credit agreement under which we may borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million based on obtaining consent of the issuing banks and certain other conditions. The facility expires on April 18, 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.
At March 31, 2014 and June 30, 2013, we had no borrowings outstanding under this facility. At March 31, 2014, we had approximately $3.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the credit agreement. We paid no interest for the three and nine months ended March 31, 2014 and 2013. At March 31, 2014 and June 30, 2013, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At March 31, 2014, we were not aware of any event that would constitute a default under the facility.
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

Note 6 – Income Taxes
Prepaid Federal, state and local income taxes of approximately $21.4 million and $7.5 million were included in deferred income taxes and other current assets at March 31, 2014 and June 30, 2013, respectively. The change was due to the impact of the loss on the sale of our candle manufacturing and marketing operations.
The gross tax contingency reserve at March 31, 2014 was approximately $0.9 million and consisted of tax liabilities of approximately $0.5 million and penalties and interest of approximately $0.4 million. We have classified none of the gross tax contingency reserve as current liabilities as none of these amounts are expected to be resolved within the next 12 months. The entire liability of approximately $0.9 million was included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.

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
In the nine months ended March 31, 2014 and 2013, we granted SSSARs under the terms of our 2005 Plan. The following table summarizes information relating to these grants:

	2014	2013
SSSARs granted	146	108
Weighted average grant date fair value per right	$11.84	$9.04
Weighted average assumptions used in fair value calculations:
Risk-free interest rate	0.75%	0.33%
Dividend yield	1.97%	2.09%
Volatility factor of the expected market price of our common stock	22.35%	23.23%
Weighted average expected life in years	3.12	2.67
Weighted average estimated forfeiture rate	3%	2%
For these grants, the volatility factor was estimated based on actual historical volatility of our stock for a time period equal to the term of the SSSARs. The expected average life was determined based on historical exercise experience for this type of grant. The SSSARs from each grant vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Compensation expense	$304	$253	$804	$973
Tax benefits	$106	$89	$281	$341
Intrinsic value of exercises	$2,343	$87	$2,431	$1,371
Gross windfall tax benefits	$820	$41	$851	$490
The total fair values of SSSARs vested were as follows:

	Nine Months Ended March 31,
	2014	2013
Fair value of vested rights	$1,138	$1,469

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the nine months ended March 31, 2014:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	374	$66.42
Exercised	(136)	$63.59
Granted	146	$89.16
Forfeited	(11)	$68.32
Outstanding at end of period	373	$76.27	3.77	$8,635
Exercisable and vested at end of period	98	$64.62	2.47	$3,410
Vested and expected to vest at end of period	366	$76.23	3.76	$8,485
At March 31, 2014, there was approximately $2.3 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of approximately 2.45 years.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In the nine months ended March 31, 2014 and 2013, we granted shares of restricted stock to various employees under the terms of the 2005 Plan. The following table summarizes information relating to these grants:

	Nine Months Ended March 31,
	2014	2013
Employees
Restricted stock granted	24	8
Grant date fair value	$2,190	$572
Weighted average grant date fair value per award	$89.21	$72.67
Weighted average estimated forfeiture rate	5%	3%
The restricted stock under these employee grants vests on the third anniversary of the grant date. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status. Approximately 6,000 and 23,000 shares of employee restricted stock vested in the nine months ended March 31, 2014 and 2013, respectively.
In November 2013 and 2012, we granted shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan. The following table summarizes information relating to each of these grants:

	Nine Months Ended March 31,
	2014	2013
Nonemployee directors
Restricted stock granted	6	7
Grant date fair value	$490	$490
Weighted average grant date fair value per award	$84.42	$73.29

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The 2014 grant vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests. Approximately 7,000 shares of nonemployee director restricted stock vested in the nine months ended March 31, 2014 and 2013 and the directors were paid the related dividends.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Compensation expense	$366	$303	$1,027	$1,086
Tax benefits	$155	$106	$386	$380
Gross windfall tax benefits	$68	$124	$76	$134

The total fair values of restricted stock vested were as follows:

	Nine Months Ended March 31,
	2014	2013
Fair value of vested shares	$877	$1,837

The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the nine months ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of period	45	$68.16
Granted	30	$88.30
Vested	(13)	$65.80
Forfeited	(2)	$67.47
Unvested restricted stock at end of period	60	$78.89
At March 31, 2014, there was approximately $3.1 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 2.28 years.

Note 8 – Pension Benefits
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the components of net periodic benefit income for our pension plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Components of net periodic benefit income
Interest cost	$439	$408	$1,315	$1,224
Expected return on plan assets	(614)	(595)	(1,842)	(1,785)
Amortization of unrecognized net loss	115	172	345	516
Net periodic benefit income	$(60)	$(15)	$(182)	$(45)
For the three and nine months ended March 31, 2014, we made no pension plan contributions and we do not expect to make any contributions to our pension plans during 2014.

Note 9 – Postretirement Benefits
We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
The following table summarizes the components of net periodic benefit cost for our postretirement plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$8	$8	$24	$24
Interest cost	33	28	97	84
Amortization of unrecognized net gain	(6)	(6)	(20)	(16)
Amortization of prior service asset	(1)	(1)	(3)	(3)
Net periodic benefit cost	$34	$29	$98	$89
For the three and nine months ended March 31, 2014, we made approximately $28,000 and $93,000, respectively, in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2014.

Note 10 – Commitments and Contingencies
At March 31, 2014, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for the distribution of monies collected by U.S. Customs from anti-dumping cases to qualifying domestic producers. Our CDSOA receipts totaled approximately $0.1 million in the second quarter of 2014, as compared to approximately $0.3 million in the second quarter of 2013. These receipts are included in income from discontinued operations in the Condensed Consolidated Statements of Income.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 11 – Business Segments Information
The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2013 consolidated financial statements and excludes the results of the Glassware and Candles segment, which are classified as discontinued operations. The March 31, 2014 identifiable assets by reportable segment are generally consistent with that of June 30, 2013, as reflective of discontinued operations.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net Sales
Specialty Foods	$241,849	$247,098	$782,267	$768,613
Operating Income
Specialty Foods	$31,408	$33,648	$130,364	$126,790
Corporate Expenses	(2,573)	(2,928)	(8,913)	(9,095)
Total	$28,835	$30,720	$121,451	$117,695

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
In recent years, our strategy has shifted away from operating businesses in a variety of industries towards emphasizing the growth and success we have achieved in our Specialty Foods segment. Consistent with this strategy, on January 30, 2014, we sold effectively all of the net operating assets of our candle manufacturing and marketing operations for approximately $28 million in cash. Net proceeds from the sale, after post-closing adjustments and transaction costs, totaled approximately $25.6 million. The transaction resulted in a pretax loss of approximately $44.0 million and a tax benefit of approximately $14.4 million, which were recorded in the quarter ended March 31, 2014. The financial results of these operations are reported as discontinued operations for all periods presented.
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
Summary of 2014 Results
The following is a comparative overview of our consolidated operating results for the three and nine months ended March 31, 2014 and 2013. The current-year and prior-year results reflect the classification of the Glassware and Candles segment as discontinued operations.
Net sales for the three months ended March 31, 2014 decreased 2% to approximately $241.8 million from the prior-year total of $247.1 million. This sales decrease reflects lower retail sales. The third quarter gross margin decreased 4% to approximately $51.9 million from the prior-year total of $53.8 million. The lower level of net retail sales led to this decline. Income from continuing operations for the three months ended March 31, 2014 totaled approximately $18.9 million, or $0.69 per diluted share. Income from continuing operations totaled approximately $20.7 million in the third quarter of the prior year, or $0.76 per diluted share.
Year-to-date net sales for the period ended March 31, 2014 increased 2% to approximately $782.3 million from the prior-year total of $768.6 million. Greater sales volumes to the foodservice channel drove this increase. Consistent with the growth in net sales, gross margin increased 2% to approximately $190.7 million from the prior year-to-date total of $187.0 million. Income from continuing operations for the nine months ended March 31, 2014 totaled approximately $80.1 million, or $2.93 per diluted share. Income from continuing operations totaled approximately $78.5 million in the nine months ended March 31, 2013, or $2.87 per diluted share.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2014	2013	Change		2014	2013	Change

Net Sales - Specialty Foods	$241,849	$247,098	$(5,249)	(2)%	$782,267	$768,613	$13,654	2%
Gross Margin	$51,908	$53,833	$(1,925)	(4)%	$190,702	$187,000	$3,702	2%
Gross Margin as a Percentage of Net Sales	21.5%	21.8%			24.4%	24.3%
Net sales for the third quarter and nine months ended March 31, 2014 decreased 2% and increased 2%, respectively. Retail sales declined approximately 8% during the quarter ended March 31, 2014 on lower sales of frozen retail products, influenced in part by the later Easter holiday as well as by challenging market conditions. Year to date, retail sales declined less than 1%. Foodservice sales improved in both comparative periods, primarily due to higher volume, especially to larger chain restaurants, and in spite of lower pricing, which totaled approximately 1% of segment net sales. The segment's overall sales volume, as measured by pounds shipped, is estimated to have improved by approximately 2% and 3% for the three and nine months ended March 31, 2014, respectively.
Gross margin percentages were generally flat for the three and nine months ended March 31, 2014, as the benefit from lower raw-material costs was largely offset by a less favorable sales mix, the reduced foodservice pricing and higher freight costs associated with adverse weather conditions occurring during the most recent three-month period. For the nine months ended March 31, 2014, margins were also adversely affected by higher levels of trade promotional costs. We estimate that lower material costs beneficially affected the segment's gross margins by approximately two percent and one percent of net sales for the three and nine months ended March 31, 2014, respectively.
Selling, General and Administrative Expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2014	2013	Change		2014	2013	Change
SG&A Expenses	$23,073	$23,113	$(40)	—%	$69,251	$69,305	$(54)	—%
SG&A Expenses as a Percentage of Net Sales	9.5%	9.4%			8.9%	9.0%
Consolidated selling, general and administrative costs totaled approximately $23.1 million and $69.3 million for the three and nine months ended March 31, 2014, respectively, compared to the $23.1 million and $69.3 million incurred for the three and nine months ended March 31, 2013. These costs were generally consistent as a percentage of net sales compared to the same periods in the prior year.

Operating Income
The foregoing factors contributed to consolidated operating income totaling approximately $28.8 million and $121.5 million for the three and nine months ended March 31, 2014, respectively. Our operating income can be summarized as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2014	2013	Change		2014	2013	Change
Operating Income
Specialty Foods	$31,408	$33,648	$(2,240)	(7)%	$130,364	$126,790	$3,574	3%
Corporate Expenses	(2,573)	(2,928)	355	(12)%	(8,913)	(9,095)	182	(2)%
Total	$28,835	$30,720	$(1,885)	(6)%	$121,451	$117,695	$3,756	3%
Operating Income as a Percentage of Net Sales
Specialty Foods	13.0%	13.6%			16.7%	16.5%
Total	11.9%	12.4%			15.5%	15.3%
Looking forward, for the final quarter of 2014, we foresee the benefit of higher sales from the shift in Easter-related retail sales as well as modestly favorable material-cost comparisons positively affecting operating margins. However, we also anticipate that the quarter’s operating margins will be adversely affected by continued lower levels of pricing to the foodservice channel, significant introductory costs associated with new retail products being introduced, and a higher level of consumer marketing programs being incurred than a year ago.
Interest Income and Other – Net
Interest income and other was expense of approximately $0.2 million and $0.3 million for the three and nine months ended March 31, 2014, respectively, as compared to expense of less than $0.1 million for the three and nine months ended March 31, 2013.
Income From Continuing Operations Before Income Taxes
As impacted by the factors discussed above, income from continuing operations before income taxes for the three months ended March 31, 2014 decreased by approximately $2.1 million to $28.6 million from the prior-year total of $30.7 million. Income from continuing operations before income taxes for the nine months ended March 31, 2014 and 2013 was approximately $121.1 million and $117.7 million, respectively. Our effective tax rate of 34.0% and 33.9% for the three and nine months ended March 31, 2014, respectively, increased over the comparable prior-year rates of 32.5% and 33.3%. This increase reflects the prior-year period having been influenced by an increased deduction for dividends paid to our frozen ESOP Plan due to the $5.00 per share special dividend paid in December 2012.
Income From Continuing Operations
Third quarter income from continuing operations for 2014 of approximately $18.9 million decreased from the preceding year's income from continuing operations for the quarter of $20.7 million, as influenced by the factors noted above. Income from continuing operations per share for the third quarter of 2014 totaled approximately $0.69 per basic and diluted share, as compared to $0.76 per basic and diluted share recorded in the prior year. Year-to-date income from continuing operations of approximately $80.1 million increased from the prior year-to-date total of $78.5 million. Year-to-date income from continuing operations per share was approximately $2.93 per basic and diluted share compared to $2.87 per basic and diluted share for the prior-year period.

Discontinued Operations
Loss from discontinued operations, net of tax, totaled approximately $29.3 million and $26.4 million for the three and nine months ended March 31, 2014, respectively. These amounts included an after-tax loss of approximately $29.6 million on the January 2014 sale of our candle manufacturing and marketing operations. Income from discontinued operations, net of tax, totaled approximately $1.1 million and $5.3 million for the three and nine months ended March 31, 2013, respectively. The current-year decline in such income from that of the comparable prior-year periods generally reflected lower seasonal sales volumes of candles. Loss from discontinued operations per share for the third quarter of 2014 totaled approximately $1.07 per basic and diluted share, as compared to income of $0.04 per basic and diluted share in the third quarter of 2013. Year-to-date loss from discontinued operations per share was approximately $0.97 per basic and diluted share compared to income of $0.20 per basic share and $0.19 per diluted share for the prior-year period.
Net (Loss) Income
The third quarter results reflected a net loss for 2014 of approximately $10.4 million compared to the preceding year’s net income for the quarter of $21.8 million, as influenced by the factors noted above. Year-to-date net income of approximately $53.7 million was lower than the prior year-to-date total of $83.8 million. Net loss per share for the third quarter of 2014 totaled approximately $0.38 per basic and diluted share, as compared to net income of $0.80 per basic and diluted share in the prior year. Year-to-date net income per share was approximately $1.97 and $1.96 per basic and diluted share, respectively, as compared to $3.06 per basic and diluted share for the prior-year period.
FINANCIAL CONDITION
The current-year and prior-year balance sheets reflect the classification of the Glassware and Candles segment as discontinued operations.
For the nine months ended March 31, 2014, net cash provided by operating activities totaled approximately $98.8 million as compared to $94.9 million in the prior-year period. Not considering tax benefits to be realized due to the loss on the sale, cash provided by operating activities related to discontinued operations was approximately $5.0 million and $9.0 million for the nine months ended March 31, 2014 and 2013, respectively, including approximately $1.4 million and $1.9 million of depreciation and amortization for those periods. See Note 2 for further information regarding the sale of our candle manufacturing and marketing operations. Cash provided by continuing operations was also impacted by the relative changes in working capital, particularly prepaid assets and accrued liabilities and the change in net income.
Cash provided by investing activities for the nine months ended March 31, 2014 was approximately $16.6 million as compared to cash used of $18.8 million in the prior year. This increase resulted from the impact of the proceeds received on the sale of our discontinued operations as well as a lower level of capital expenditures in 2014. Cash used in investing activities related to discontinued operations was approximately $1.0 million for both of the nine months ended March 31, 2014 and 2013.
Cash used in financing activities for the nine months ended March 31, 2014 of approximately $37.5 million decreased from the prior-year total of $167.1 million. This decrease was primarily due to lower dividend payments in the current year. Prior-year dividend payments included a $5.00 per share special dividend that was paid in December 2012. The special dividend payment totaled in excess of $136 million. The lower dividend payments were partially offset by a higher level of share repurchases in the current year. At March 31, 2014, approximately 1,426,000 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility, we may borrow up to a maximum of $120 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this facility at March 31, 2014. At March 31, 2014, we had approximately $3.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the unsecured revolving credit facility. The facility expires in April 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Based on the long-term nature of this facility, when we have outstanding borrowings under this facility, we will classify the outstanding balance as long-term debt.
The facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2014, we were in compliance with all applicable provisions and covenants of the facility, and we exceeded the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. A default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At March 31, 2014, we were not aware of any event that would constitute a default under the facility.
We believe that internally generated funds and our existing balances in cash and equivalents, in addition to our currently available bank credit arrangements, should be adequate to meet our cash requirements through calendar 2014. If we were to borrow outside of our credit facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.
For additional information regarding our credit facility, see Note 5 to the condensed consolidated financial statements.
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. Examples of items not recognized as liabilities in our condensed consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of March 31, 2014 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2013 Annual Report on Form 10-K.
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
Items which could impact these forward-looking statements include, but are not limited to:

•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	efficiencies in plant operations;

•	price and product competition;

•	fluctuations in the cost and availability of raw materials;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	maintenance of competitive position with respect to other manufacturers;

•	dependence on key personnel;

•	stability of labor relations;

•	dependence on contract copackers and limited or exclusive sources for certain goods;

•	access to any required financing;

•	changes in estimates in critical accounting judgments;

•	the outcome of any litigation or arbitration; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2013 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 1,426,000 shares remained authorized for future repurchases at March 31, 2014. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1-31, 2014	—	$—	—	1,427,776
February 1-28, 2014 (1)	1,827	$89.01	1,827	1,425,949
March 1-31, 2014	—	$—	—	1,425,949
Total	1,827	$89.01	1,827	1,425,949

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

LANCASTER COLONY CORPORATION
(Registrant)
Date:	May 12, 2014	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date:	May 12, 2014	By:	/s/ JOHN L. BOYLAN
John L. Boylan
Treasurer, Vice President,
Assistant Secretary,
Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2014
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

*Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.