Form 10-K
period 2014-06-30
LANCASTER COLONY CORP
filed 2014-08-28
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates on December 31, 2013 was approximately $1,621,636,000 based on the closing price of these shares on that day.
As of August 8, 2014, there were approximately 27,339,000 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its November 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I

Item 1. Business
GENERAL
Lancaster Colony Corporation, an Ohio corporation, is a manufacturer and marketer of specialty food products for the retail and foodservice markets. We began our operations in 1961 as a Delaware corporation. In 1992, we reincorporated as an Ohio corporation. Our principal executive offices are located at 37 West Broad Street, Columbus, Ohio 43215 and our telephone number is 614-224-7141.
In recent years, our strategy has shifted away from operating businesses in a variety of industries towards emphasizing the growth and success we have achieved in our Specialty Foods segment. Consistent with this strategy, on January 30, 2014, we sold effectively all of the net operating assets of our candle manufacturing and marketing operations. This sale marked the divestiture of our last remaining non-food business. The financial results of these operations, previously included in our Glassware and Candles segment, are reported as discontinued operations for all periods presented.
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
Available Information
Our Internet web site address is http://www.lancastercolony.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our web site or connected to it is not incorporated into this Annual Report on Form 10-K.
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENT
We operate in one business segment – “Specialty Foods.” The financial information relating to our business segment for the three years ended June 30, 2014, 2013 and 2012 is included in Note 13 to the consolidated financial statements, and located in Part II, Item 8 of this Annual Report on Form 10-K. Further description of the business segment within which we operate is provided below.
Specialty Foods Segment
The food products our Specialty Foods segment manufactures and sells include: salad dressings and sauces marketed under the brand names “Marzetti,” “Cardini’s,” “Pfeiffer,” “Simply Dressed,” “Katherine’s Kitchen” and “Girard’s”; fruit glazes, vegetable dips and fruit dips marketed under the brand name “Marzetti”; Greek yogurt vegetable dips and hummus marketed under the brand name “Otria”; frozen garlic breads marketed under the brand names “New York BRAND,” “Mamma Bella” and “Mamma Bella's”; frozen Parkerhouse style yeast dinner rolls and sweet rolls, as well as biscuits, marketed under the brand names “Sister Schubert’s,” “Marshall’s” and “Mary B’s”; premium dry egg noodles marketed under the brand names “Inn Maid” and “Amish Kitchen”; frozen specialty noodles and pastas marketed under the brand names “Reames,” “Presto Pasta from Reames” and “Aunt Vi’s”; croutons and related products marketed under the brand names “New York BRAND,” “Texas Toast,” “Chatham Village,” “Cardini’s” and “Marzetti” and caviar marketed under the brand name “Romanoff.” Our Specialty Foods segment also manufactures and sells other products pursuant to brand license agreements, including Olive Garden® dressing, Jack Daniel's® mustards and Ortalli® balsamic vinegar. A portion of our sales in the Specialty Foods segment relates to products sold under private label to retailers, distributors and restaurants primarily in the United States. Additionally, a small portion of our sales relates to dressing packets, frozen specialty noodles and pastas sold to industrial customers for use as ingredients or components in their products.
The dressings, sauces, croutons, fruit glazes, vegetable dips, fruit dips, frozen breads and yeast rolls are sold primarily through sales personnel, food brokers and distributors throughout the United States. Sales are made to retail and foodservice markets. We have strong placement of products in U.S. grocery produce departments through our refrigerated salad dressings, vegetable and fruit dips, and croutons. We also have products typically marketed in grocery aisles involving shelf-stable salad dressing, dry pasta and croutons. Within the frozen aisles of grocery retailers, we also have prominent market positions of frozen yeast rolls, as well as garlic breads. Products we sell in the foodservice markets are often custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. Similar to our retail efforts, we utilize our research and development resources to accommodate a strong desire for new and differentiated products among our foodservice users.

The dry egg noodles, frozen specialty noodles and pasta are sold through sales personnel, food brokers and distributors to retail, foodservice and industrial markets.
Net sales attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) totaled approximately 17%, 17% and 16% of consolidated net sales for 2014, 2013 and 2012, respectively. Net sales attributable to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., totaled approximately 18% and 13% of consolidated net sales for 2014 and 2013, respectively. No other customer accounted for more than 10% of this segment’s total net sales during these years. Although we have the leading market share in several product categories, all of the markets in which we sell food products are highly competitive in the areas of price, quality and customer service.
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
Efficient and cost-effective production remains a key focus of the Specialty Foods segment. We are currently in the midst of a significant processing capacity expansion at our Horse Cave, Kentucky dressing facility to help improve throughput and meet demand for our dressing products. We expect this expansion to be completed in the first half of 2015. Other examples of meeting customer demand and obtaining efficiency goals through expansion include our 2013 crouton manufacturing capacity expansion and our 2011 frozen yeast rolls plant expansion.
The operations of this segment are not affected to any material extent by seasonal fluctuations, although sales of frozen retail products tend to be most pronounced in the fiscal second quarter and the Easter holiday season. We do not utilize any franchises or concessions in this business segment. In addition to the owned and licensed trademarks, discussed above, we also own and operate under innumerable other intellectual property rights, including patents, copyrights, formulas, proprietary trade secrets, technologies, know-how processes and other unregistered rights. We consider all of our owned and licensed intellectual property rights to be essential to our business.

NET SALES BY CLASS OF PRODUCTS
The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products that account for at least 10% of our consolidated net sales in any year from 2012 through 2014:

	2014	2013	2012
Specialty Foods Segment:
Non-frozen	65%	64%	63%
Frozen	35%	36%	37%
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
COMPETITION
All the markets in which we sell products are highly competitive. Our Specialty Foods segment faces competition from a number of manufacturers of various sizes and capabilities. We compete with other branded products, as well as an increasing presence of private label goods. We also compete with both domestic and foreign manufacturers of various sizes in the United States and internationally. Our ability to compete depends upon a variety of factors, including the position of our branded goods within various categories, product quality, product innovation, promotional and marketing activity, pricing and our ability to service customers.

ENVIRONMENTAL MATTERS
Certain of our operations are subject to various Federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations is not expected to have a material effect upon the level of capital expenditures, earnings or our competitive position for 2015.
EMPLOYEES AND LABOR RELATIONS
As of June 30, 2014, we had approximately 2,500 employees. Approximately 23% of our employees are represented under various collective bargaining agreements. There are no employees represented under collective bargaining agreements that will expire within one year. While we believe that labor relations with unionized and non-union employees are satisfactory, a prolonged labor dispute or an organizing attempt could have a material effect on our business and results of operations.

FOREIGN OPERATIONS AND EXPORT SALES
Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations.
RAW MATERIALS
During 2014, we obtained adequate supplies of raw materials and packaging for our Specialty Foods segment. We rely on a variety of raw materials and packaging for the day-to-day production of our products, including soybean oil, various sweeteners, eggs, dairy-related products, flour, various films and plastic and paper packaging materials.
We purchase the majority of these materials on the open market to meet current requirements, but we also have some fixed-price contracts with terms generally less than one year. See further discussion in our contractual obligations disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although the availability and price of certain of these materials are influenced by weather and the level of global demand, we anticipate that future sources of supply will generally be adequate for our needs.

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
McLane, a foodservice distributor, is our largest customer and the loss of, or a significant reduction in, its business could cause our sales and net income to decrease.
Our net sales to McLane represented approximately 18% of consolidated net sales for the year ended June 30, 2014. McLane is a large national distributor that sells and distributes our products to several foodservice national chain accounts, principally in the quick service and casual dining segments. In general, a foodservice national chain account selects a distributor based upon several criteria and, in turn, directs us to ship and invoice the distributor based upon its negotiated terms and conditions. We believe that our relationship with McLane and the underlying foodservice accounts is good, but we cannot assure that we will be able to maintain these relationships. McLane and the underlying foodservice accounts are not typically contractually obligated to purchase from us. In addition, changes in the general business model of McLane, or the underlying foodservice accounts, could affect the profitability of our business with McLane, even if we maintain a good relationship. The loss of, or a significant reduction in, the business with McLane, or any of the underlying foodservice accounts, could have a material adverse effect on our sales and profitability. Unfavorable changes in the financial condition of McLane, or any of the underlying foodservice accounts, or other disruptions, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business and results of operations.
Wal-Mart is our second largest customer and the loss of, or a significant reduction in, its business could cause our sales and net income to decrease.
Our net sales to Wal-Mart represented approximately 17% of consolidated net sales for the year ended June 30, 2014. We believe that our relationship with Wal-Mart is good, but we cannot assure that we will be able to maintain this relationship. Wal-Mart is not contractually obligated to purchase from us. In addition, changes in Wal-Mart’s general business model, such as reducing the branded products we market, or devoting more shelf space to private label products, could affect the profitability of our business with Wal-Mart, even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Wal-Mart’s financial condition or other disruptions to Wal-Mart, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business and results of operations.
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
Competitive considerations in the various product categories in which we sell are numerous and include price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences and trends. In order to protect existing market share or capture increased market share among our retail channels, we may decide to increase our spending on marketing, advertising and new product innovation. The success of marketing, advertising and new product innovation is subject to risks, including uncertainties about trade and consumer acceptance. As a result, any increased expenditures we make may not maintain or enhance market share and could result in lower profitability.
We may be subject to product recalls or other claims for mislabeled, adulterated, contaminated or spoiled food products.
Our results of operations could be impacted by both genuine and fictitious claims regarding our products, our competitors’ products and our suppliers’ products. Under adverse circumstances, we may need to recall some of our products if they are, or have the potential to be, mislabeled, adulterated or contaminated. Any of these circumstances could necessitate a recall due to a substantial product hazard, a need to change a product’s labeling or out of an abundance of caution to avoid any potential product hazards. A pervasive product recall may have an adverse effect on our results of operations due to the costs of a recall, related legal claims, the destruction of product inventory, lost sales due to the unavailability of product for a period of time, or a loss of customer and consumer sentiment. In addition, we may also be liable if any of our products causes bodily injury.
Any claim or product recall could stem from, or result in, noncompliance with federal or state food laws and regulations. Such an action could force us to stop selling our products and create significant adverse publicity that could harm our credibility and decrease market acceptance of our products.
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
We rely on the value of the brands we sell, and the failure to maintain and enhance these brands could adversely affect our business.
We rely on the success of our well-recognized brand names. Maintaining and enhancing our brand image and recognition is essential to our long-term success and maintaining license agreements under which we market and sell certain brands is important to our business. The failure to do either could have a material adverse effect on our business, financial condition and results of operations. We seek to maintain and enhance our brands through a variety of efforts, including the delivery of quality products, extending our brands into new markets and new products and investing in marketing and advertising. The costs of maintaining and enhancing our brands, including maintaining our rights to brands under license agreements, may increase, and these increased costs could have a material adverse impact on our business, financial condition and results of operations.
We manufacture and sell numerous products pursuant to brand license agreements, including without limitation Olive Garden® dressing, Jack Daniel's® mustards and Ortalli® balsamic vinegar. We believe that our relationships with our brand licensors are good, but we cannot assure that we will be able to maintain those relationships. Many of our brand license agreements can be terminated or not renewed at the option of the licensor upon short notice to us. The termination of our brand license agreements, the failure to renew our brand license agreements on terms favorable to us, or the impairment of our relationship with our brand licensors could have a material adverse effect on our sales, profitability and results of operations.

In addition, we increasingly rely on electronic marketing, such as social media platforms and the use of online marketing strategies, to support and enhance our brands. This marketplace is growing and evolving quickly and allows for the rapid dissemination of information regarding our brands by us and consumers. We may not be able to successfully adapt our marketing efforts to this marketplace, which could have a material adverse impact on our business, financial condition and results of operations. Further, negative opinions or commentary posted online regarding our brands could diminish the value of our brands and adversely affect our business, financial condition and results of operations.
We rely on the performance of major retailers, wholesalers, food brokers, distributors, foodservice customers and mass merchants for the success of our business, and should they perform poorly or give higher priority to other brands or products, our business could be adversely affected.
We sell our products principally to retail outlets and foodservice customers, including traditional supermarkets, mass merchants, warehouse clubs, specialty food distributors, foodservice distributors and national restaurant chain accounts. The replacement by or poor performance of our major wholesalers, retailers or chains, or our foodservice customers, or our inability to collect accounts receivable from our customers, could have a material adverse effect on our results of operations and financial condition.

In addition, many of our retail customers offer branded and private label products that compete directly with our products for shelf space and consumer purchases. Accordingly, there is a risk that these customers may give higher priority or promotional support to their own products or to the products of our competitors or discontinue the use of our products in favor of their own products or other competing products. Failure to maintain our retail shelf space or priority with these customers could have a material adverse effect on our business and results of operations.
Increases in the costs or limitations to the availability of raw materials we use to produce our products could adversely affect our business by increasing our costs to produce goods.
We purchase a majority of our key raw materials on the open market. Our ability to avoid the adverse effects of a pronounced, sustained price increase in our raw materials is limited. However, we try to limit our exposure to price fluctuations for raw materials by periodically entering into longer-term, fixed-price contracts for certain raw materials. Our principal raw-material needs include soybean oil, various sweeteners, eggs, dairy-related products, flour, various films, plastic and paper packaging materials and water. We have observed increased volatility in the costs of many of these raw materials in recent years. From 2007 through the first half of 2009, and again in 2011 and 2012, commodity markets for grain-based products on which our food products depend, including dairy, soybean oil and flour products, rose significantly and were unusually volatile due to market concerns over weather, disease, grain-based fuel sources and worldwide demand. Further, fluctuating petroleum prices have impacted our costs of inbound freight on all purchased materials.
Disruptions in availability and increased prices of raw materials could have a material adverse effect on our business and results of operations. The increase in the costs of raw materials used in our Specialty Foods segment during 2007 through 2009 and 2011 through 2012 had an adverse impact on our operating income. We took measures to offset the impact of these higher costs, including the implementation of higher pricing. However, we may experience further increases in the costs of raw materials, and uncertainty exists as to our ability to implement offsetting measures. Such further increases, as well as an inability to effectively implement additional measures to offset higher costs, could have a material adverse effect on our business and results of operations.
Increases in energy-related costs could negatively affect our business by increasing our costs to produce goods.
We are subject to volatility in energy-related costs that affect the cost of producing our products, including our petroleum-derived packaging materials. Increases in these types of costs could have a material adverse effect on our business and results of operations.
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
A lack of sufficient manufacturing capacity to meet demand could cause our customer order times to increase and our product quality and customer service levels to decrease, which may negatively affect customer demand for our products and customer relations generally, and which could have a material adverse effect on us. In addition, operating our facilities at or near capacity may also increase our production and distribution costs and negatively affect relations with our employees, which could result in higher employee turnover, labor disputes, and disruptions in our operations.

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
Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products is a key factor to our success. A substantial portion of our products requires the use of refrigerated trailers for shipping. Delays in transportation could have a material adverse effect on our business and results of operations. Further, increased line haul costs due to industry capacity constraints and high fuel costs could also negatively impact our financial results. We are often required to pay fuel surcharges that fluctuate with the price of diesel fuel to third-party transporters of our products. These fuel surcharges can be substantial and would increase our cost of goods sold. If we were unable to pass those high costs to our customers in the form of price increases, those high costs could have a material adverse effect on our business and results of operations.
Our inability to successfully renegotiate union contracts and any prolonged work stoppages or other business disruptions could have an adverse effect on our business and results of operations.
We believe that our labor relations with unionized employees are satisfactory, but our inability to negotiate the renewal of these contracts could have a material adverse effect on our business and results of operations. Any prolonged work stoppages could also have an adverse effect on our results of operations.
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
We increasingly rely on information technology systems to process, transmit, and store electronic information. For example, our sales group and our production and distribution facilities utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, cyber-based attacks and other security issues. If we are unable to adequately protect against these vulnerabilities, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information.
We are subject to Federal, state and local government regulations that could adversely affect our business and results of operations.
Our business operations are subject to regulation by various Federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations promulgated under the Federal Food, Drug and Cosmetic Act and the Food Safety Modernization Act. We cannot predict whether future regulation by various Federal, state and local governmental entities and agencies would adversely affect our business and results of operations.
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
We contribute to two multiemployer pension plans under certain union agreements that provide pension benefits to employees and retired employees who are part of the plan. Generally, as a contributor, we are responsible for making annual contributions to these plans and, upon termination or withdrawal from a plan, we are responsible for our proportionate share of the plan’s underfunded vested liability. The amount of our share for this liability can vary at any given time based upon a number of factors, including our ability to renegotiate union contracts successfully, current and future regulatory requirements, the performance of the pension plan’s investments, the number of participants who are entitled to receive benefits from the plan, and the number of other contributors who participate in or withdraw from the plan. These factors may cause our required contributions to increase, which could have a material adverse impact on our financial condition and results of operations. In addition, should we choose to withdraw from a plan to which we contribute, we may incur withdrawal liabilities that could have a material adverse impact on our financial condition and results of operations.
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
We did not record any restructuring and impairment charges for the three-year period ended June 30, 2014. Future events may occur though that could adversely affect the reported value of our assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, or a material adverse change in our relationship with significant customers.

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
As of June 30, 2014, Mr. Gerlach owned or controlled approximately 30% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power also may have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We use approximately 1.8 million square feet of space for our operations. Of this space, approximately 0.5 million square feet are leased.
The following table summarizes our locations that in total exceed 75,000 square feet of space (including aggregation of multiple facilities) and that are considered our principal manufacturing and warehousing operations:

Location	Principal Products Involved	Terms of Occupancy
Specialty Foods Segment:
Altoona, IA (1)	Frozen pasta	Owned/Leased
Bedford Heights, OH (3)	Frozen breads	Owned/Leased
Columbus, OH (3)	Sauces, dressings, dips, distribution of frozen foods	Owned/Leased
Grove City, OH	Distribution of non-frozen foods	Owned
Horse Cave, KY	Sauces, dressings, dips, frozen rolls	Owned
Luverne, AL	Frozen rolls	Owned
Milpitas, CA (2)	Sauces and dressings	Owned/Leased
Wareham, MA (4)	Croutons	Leased

(1)	Part leased for term expiring in calendar year 2014

(2)	Part leased for term expiring in calendar year 2015

(3)	Part leased for term expiring in calendar year 2016

(4)	Fully leased for term expiring in calendar year 2019

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on The NASDAQ Global Select Market under the symbol LANC. The following table sets forth the high and low prices for Lancaster Colony Corporation common shares and the dividends paid for each quarter of 2014 and 2013. Stock prices were provided by The NASDAQ Stock Market LLC.

	Stock Prices		Dividends Paid Per Share
	High	Low
2014
First Quarter	$86.13	$70.29	$0.40
Second Quarter	$89.95	$76.56	0.44
Third Quarter	$99.73	$81.91	0.44
Fourth Quarter	$99.69	$85.12	0.44
Year			$1.72

2013
First Quarter	$74.70	$67.90	$0.36
Second Quarter	$78.34	$66.89	5.38	(1)
Third Quarter	$78.27	$69.65	0.38
Fourth Quarter	$84.88	$76.00	0.40
Year			$6.52

(1)
Includes special cash dividend of $5.00 per common share. This dividend was approved by our Board of Directors on November 19, 2012 and was paid on December 28, 2012 to shareholders of record on December 10, 2012.

The number of shareholders of record as of August 8, 2014 was approximately 850, and there were over 10,000 street-name holders whose shares were held by banks, brokers and other financial institutions. The highest and lowest prices for our common stock from July 1, 2014 to August 8, 2014 were $97.44 and $86.70.
We have paid dividends for 204 consecutive quarters. Future dividends will depend on our earnings, financial condition and other factors.

Issuer Purchases of Equity Securities
Our Board of Directors approved a share repurchase authorization of 2,000,000 shares in November 2010. Approximately 1,426,000 shares from this authorization remained authorized for future purchase at June 30, 2014. This share repurchase authorization does not have a stated expiration date. In the fourth quarter, we did not repurchase any of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1-30, 2014	—	$—	—	1,425,949
May 1-31, 2014	—	$—	—	1,425,949
June 1-30, 2014	—	$—	—	1,425,949
Total	—	$—	—	1,425,949

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
OF LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX
AND THE DOW JONES U.S. FOOD PRODUCERS INDEX

The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2009 in each of our Common Stock, the S&P Midcap 400 Index and the Dow Jones U.S. Food Producers Index. It is assumed that all dividends are reinvested.

Cumulative Total Return (Dollars)
	6/09	6/10	6/11	6/12	6/13	6/14
Lancaster Colony Corporation	100.00	123.83	144.58	172.97	206.75	257.37
S&P Midcap 400	100.00	124.93	174.13	170.07	212.90	266.63
Dow Jones U.S. Food Producers	100.00	108.45	146.73	153.16	196.76	236.64
There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the above graph.

Item 6. Selected Financial Data
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY

	Years Ended June 30,
(Thousands Except Per Share Figures)	2014	2013	2012	2011	2010
Operations
Net Sales (1)	$1,041,075	$1,013,803	$988,937	$922,856	$893,256
Gross Margin (1)	$248,568	$244,707	$223,428	$223,785	$245,365
Percent of Net Sales	23.9%	24.1%	22.6%	24.2%	27.5%
Income From Continuing Operations Before Income Taxes (1)	$153,279	$153,818	$141,216	$143,288	$164,820
Percent of Net Sales	14.7%	15.2%	14.3%	15.5%	18.5%
Taxes Based on Income (1)	$52,293	$49,958	$48,867	$48,908	$55,772
Income From Continuing Operations (1)	$100,986	$103,860	$92,349	$94,380	$109,048
Percent of Net Sales	9.7%	10.2%	9.3%	10.2%	12.2%
Continuing Operations Diluted Net Income Per Common Share (1)	$3.69	$3.79	$3.38	$3.41	$3.86
Cash Dividends Per Common Share	$1.72	$6.52	$1.41	$1.29	$1.185

Financial Position
Total Assets	$638,630	$619,964	$682,635	$622,089	$586,453
Property, Plant and Equipment-Net (1)	$168,674	$168,074	$161,029	$161,064	$140,703
Property Additions (1)	$15,645	$23,460	$15,506	$34,395	$11,493
Depreciation and Amortization (1)	$18,993	$17,617	$17,589	$15,513	$15,932
Long-Term Debt	$—	$—	$—	$—	$—
Shareholders’ Equity	$528,597	$501,222	$564,267	$517,539	$484,908
Per Common Share	$19.33	$18.34	$20.68	$18.90	$17.21
Weighted Average Common Shares Outstanding-Diluted	27,308	27,285	27,265	27,689	28,174

(1)	Amounts exclude the impact of the discontinued Glassware & Candles segment operations for all years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2014 refers to fiscal 2014, which is the period from July 1, 2013 to June 30, 2014.
The following discussion should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and the notes thereto, all included elsewhere in this Annual Report on Form 10-K. The forward-looking statements in this section and other parts of this report involve risks and uncertainties including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption “Forward-Looking Statements” and those set forth in Item 1A.
OVERVIEW
Business Overview
Presently, Lancaster Colony Corporation is a manufacturer and marketer of specialty food products for the retail and foodservice markets.
We also manufactured and marketed candles for the food, drug and mass markets until that business was sold on January 30, 2014. While much less significant, we also previously sold candles, glassware and various other products to customers in certain commercial markets. These commercial product lines were sold in May 2013. The financial results of these operations, previously included in our Glassware and Candles segment, are reported as discontinued operations for all periods presented herein.
Our operations are organized into one reportable segment: “Specialty Foods.” The sales of this segment are predominately domestic.
We view our Specialty Foods segment as having the potential to achieve future growth in sales and profitability due to attributes such as:

•	leading retail market positions in several branded products with a high-quality perception;

•	a broad customer base in both retail and foodservice accounts;

•	well-regarded culinary expertise among foodservice accounts;

•	recognized leadership in foodservice product development;

•	experience in integrating complementary business acquisitions; and

•	historically strong cash flow generation that supports growth opportunities.
Within the Specialty Foods segment, our goal is to grow both retail and foodservice sales over time by:

•	leveraging the strength of our retail brands to increase current product sales;

•	introducing new products and expanding into new channels;

•	growing our foodservice sales through the strength of our reputation in product development and quality; and

•	pursuing acquisitions that meet our strategic criteria.
In retail markets, our Specialty Foods segment utilizes numerous branded products to support growth and maintain market competitiveness. We place great emphasis on our product innovation and development efforts so as to enhance growth by providing distinctive new products meeting the evolving needs and preferences of consumers.

Our foodservice sales primarily consist of products sold to restaurant chains, either directly or through distributors. Over the long-term, we have experienced broad-based growth in our foodservice sales, as we build on our strong reputation for product development and quality.
We expect that part of our future growth in the Specialty Foods segment will result from acquisitions. We continue to review potential acquisitions that we believe will provide good complements to our existing product lines, enhance our gross margins or offer good expansion opportunities in a manner that fits our overall goals.
As has occasionally been required to support future growth opportunities, we have historically made substantial capital investments to support our existing food operations. For example, in 2013 we expanded our crouton manufacturing capacity to provide capacity for potential future sales growth as well as improve operating efficiencies. We are currently in the midst of a significant processing capacity expansion at our Horse Cave, Kentucky dressing facility to help meet demand for our dressing products. Based on our current plans and expectations, we believe our total capital expenditures for 2015 could total approximately $20 million. We anticipate we will be able to fund all of our capital needs in 2015 with cash generated from operations.

Summary of 2014 Results
Consolidated net sales reached approximately $1,041 million during 2014, increasing by approximately 3% as compared to prior-year net sales of $1,014 million, driven by growth in both retail and foodservice markets.
Gross margin increased 2% to approximately $248.6 million from the prior-year comparable total of $244.7 million. The benefits of the higher sales volumes and lower material costs were somewhat offset by increased trade promotion and lower foodservice pricing.
Net income, which reflected an after-tax loss on the sale of our candle manufacturing and marketing operations of $29.1 million, totaled approximately $75.0 million in 2014, or $2.74 per diluted share, compared to net income of $109.2 million, or $3.99 per diluted share, in 2013. Net income in 2012 totaled approximately $95.8 million, or $3.51 per diluted share.
Looking Forward
For 2015, we anticipate volume-driven growth from both retail and foodservice sales channels. We will also continue to review acquisition opportunities within the Specialty Foods segment that are consistent with our growth strategy and represent good value or otherwise provide significant strategic benefits. However, continued unsettled economic conditions affecting consumer and retailer buying patterns and market acceptance of our new product lines are among the many influences that may impact our ability to improve sales and operating margins in the coming year.
Based on current market conditions, we foresee modestly favorable material cost comparisons for the first half of 2015. However, as witnessed in 2014, the lower trends in material costs will be offset, in part, by some lower pricing in our foodservice business. Future changes in the climate, economy and regulatory environment could influence these costs. To help offset or stabilize material costs, we have historically pursued various pricing actions and operational strategies that we believe will aid our future results. We continue to limit some of our exposure to volatile swings in food commodity costs through a structured purchasing program for certain key materials. Changes in other recurring costs, such as marketing, transportation or operational expenses, may also impact our overall results.
For a more-detailed discussion of the effect of commodity costs, see the “Impact of Inflation” section of this MD&A below.
We will continue to periodically reassess our allocation of capital to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders, whether through share repurchases or cash dividends, including special dividends, if appropriate.
REVIEW OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Year Ended June 30,			Change
(Dollars in thousands)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Net Sales - Specialty Foods	$1,041,075	$1,013,803	$988,937	$27,272	3%	$24,866	3%
Gross Margin	$248,568	$244,707	$223,428	$3,861	2%	$21,279	10%
Gross Margin as a Percentage of Net Sales	23.9%	24.1%	22.6%
2014 to 2013
Consolidated net sales for the year ended June 30, 2014 increased by approximately 3% to a new record of approximately $1,041 million from the prior-year record total of $1,014 million. In general, the overall increase was driven by higher sales volumes for both retail and foodservice. For our sales to the retail channel, which increased approximately 2%, growth was achieved among several non-frozen product lines, including salad dressings and croutons. Sales of products for national account customers drove most of the increase of approximately 3% in foodservice sales, although this was offset in part by lower pricing to these customers. As measured by pounds shipped, total volume for the segment is estimated to have improved by approximately 4%. In 2014, deflationary trends affected net sales to the foodservice channel due to lower commodity costs. Lower foodservice pricing represented less than 1% of net sales in 2014. Similarly, the impact of pricing was slight on retail sales, although trade promotional intensity increased, in part to support a greater investment in new product introductions. As a percentage of net sales, sales of retail products declined slightly to approximately 51% from 52% in 2013.

Our gross margin as a percentage of net sales was approximately 23.9% in 2014 compared with 24.1% in 2013. The 2014 gross margin percentage reflected the improved sales volumes and favorable ingredient costs (especially for soybean oil, sweeteners and eggs), but these benefits were offset by increased trade promotion costs, which included increased costs related to new product introductions, and lower pricing in the foodservice channel, as well as increased distribution costs and plant inefficiencies. We estimate that lower material costs beneficially affected results by approximately 1% of net sales.
2013 to 2012
During 2013, net sales exceeded $1 billion for the first time, surpassing a record sales level set in 2012. Net sales for 2013 totaled approximately $1,014 million, an increase of 3% from the 2012 total of $989 million. The increase primarily reflected higher retail and foodservice sales volumes. As measured by pounds shipped, volume is estimated to have improved by approximately 1% and was derived primarily from sales to the foodservice channel. The retail net sales increase of approximately 3% reflected the incremental benefit from some recently introduced food products, higher pricing and a reduced level of coupon redemption costs. Foodservice net sales increased approximately 2% on expanded volumes associated with certain existing customer programs. Higher pricing contributed less than one-third of the segment's net sales growth for 2013. As a percentage of sales, sales of retail products remained relatively unchanged at approximately 52%.
Our gross margin as a percentage of net sales was approximately 24.1% in 2013 compared with 22.6% in 2012. Gross margin percentages improved in 2013, reflecting factors such as modestly improved sales volumes, beneficial pricing actions and favorable ingredient costs (especially for soybean oil, flour and sweeteners). We estimate that lower material costs beneficially affected results by less than 1% of net sales.
Selling, General and Administrative Expenses

	Year Ended June 30,			Change
(Dollars in thousands)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
SG&A Expenses	$94,801	$90,784	$82,246	$4,017	4%	$8,538	10%
SG&A Expenses as a Percentage of Net Sales	9.1%	9.0%	8.3%
Selling, general and administrative expenses for 2014 totaled approximately $94.8 million and increased 4% as compared with the 2013 total of $90.8 million, which had increased 10% from the 2012 total of $82.2 million. The 2014 and 2013 increases were influenced by higher sales and greater marketing and personnel costs.
Operating Income

	Year Ended June 30,			Change
(Dollars in thousands)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Operating Income
Specialty Foods	$165,383	$165,710	$151,479	$(327)	—%	$14,231	9%
Corporate Expenses	(11,616)	(11,787)	(10,297)	171	(1)%	(1,490)	14%
Total	$153,767	$153,923	$141,182	$(156)	—%	$12,741	9%
Operating Income as a Percentage of Net Sales
Specialty Foods	15.9%	16.3%	15.3%
Total	14.8%	15.2%	14.3%
Due to the factors discussed above, the Specialty Foods segment's operating income for 2014 totaled approximately $165.4 million, essentially comparable to 2013 operating income of $165.7 million. The 2013 total had increased 9% from the 2012 operating income of approximately $151.5 million.
The 2014 corporate expenses of approximately $11.6 million were comparable to 2013 expenses of $11.8 million. The 2012 expenses were approximately $10.3 million. The 2013 increase was influenced by greater costs associated with personnel, professional fees and idle real estate of closed non-food operations.

Interest Income and Other – Net
Due to nominal interest rates earned by us on our cash balances and our capital structure, interest income is immaterial to our operations. Interest income and other was a net expense of approximately $0.5 million, expense of approximately $0.1 million and income of less than $0.1 million in 2014, 2013 and 2012, respectively.
Income From Continuing Operations Before Income Taxes
As affected by the factors discussed above, our income from continuing operations before income taxes for 2014 of approximately $153.3 million was comparable to the 2013 total of $153.8 million. The 2012 income from continuing operations before income taxes was approximately $141.2 million.
Taxes Based on Income
Our effective tax rate was 34.1%, 32.5% and 34.6% in 2014, 2013 and 2012, respectively. The lower 2013 effective rate, compared to 2014 and 2012, was influenced by an increased deduction for dividends paid to our frozen ESOP Plan due to the $5.00 per share special dividend paid in December 2012, a higher qualified production activities deduction and a lower state rate, as influenced by the release of reserves associated with uncertain tax positions. See Note 6 to the consolidated financial statements for a reconciliation of the statutory effective rates for each year.
Income From Continuing Operations
As a result of comparable levels of operating income and the changes in the effective tax rates discussed above, income from continuing operations for 2014 of approximately $101.0 million decreased from 2013 income from continuing operations of $103.9 million. Income from continuing operations was approximately $92.3 million in 2012. Diluted weighted average common shares outstanding for each of the years ending June 30, 2014, 2013 and 2012 have remained relatively stable. As a result, and due to the change in income from continuing operations for each year, diluted income from continuing operations per share totaled $3.69, $3.79 and $3.38 for 2014, 2013 and 2012, respectively.
Discontinued Operations
In 2014, we recorded a loss from discontinued operations of approximately $26.0 million, net of tax, or $0.95 per diluted share, including an after-tax loss of approximately $29.1 million on the sale of our candle manufacturing and marketing operations in January 2014. Income from discontinued operations, net of tax, was approximately $3.1 million in 2014. In 2013 and 2012, we recorded income from discontinued operations of approximately $5.4 million and $3.5 million, or $0.20 and $0.13 per diluted share, respectively.
Net Income
As influenced by factors discussed above, net income for 2014 of approximately $75.0 million decreased from the 2013 net income of approximately $109.2 million, which had increased from 2012 net income of $95.8 million. Diluted net income per share totaled $2.74 in 2014, a decrease from the 2013 total of $3.99 per diluted share due primarily to the loss on the sale of discontinued operations. The 2012 net income per share totaled $3.51 per diluted share.

FINANCIAL CONDITION
Liquidity and Capital Resources
We need to maintain sufficient flexibility in our future capital structure in order to ensure that our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and share repurchases. Our balance sheet retained fundamental financial strength during 2014, and we ended the year with approximately $212 million in cash and equivalents, along with shareholders’ equity of approximately $529 million and no debt.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $120 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this Facility at June 30, 2014. At June 30, 2014, we had approximately $3.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Based on the long-term nature of this Facility, when we have outstanding borrowings under this Facility, they will be classified as long-term debt.

The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2014, we were in compliance with all applicable provisions and covenants of the Facility, and we exceeded the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the Facility’s covenants for the foreseeable future. However, a default under the Facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the Facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At June 30, 2014, we were not aware of any event that would constitute a default under the Facility.
We believe that internally generated funds and our existing balances in cash and equivalents, in addition to our currently available bank credit arrangements, should be adequate to meet our cash requirements through 2015. If we were to borrow outside of our Facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.
Cash Flows

	Year Ended June 30,			Change
(Dollars in thousands)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
Provided By Operating Activities	$129,091	$131,682	$122,447	$(2,591)	(2)%	$9,235	8%
Provided By (Used In) Investing Activities	$8,475	$(22,378)	$(16,599)	$30,853	138%	$(5,779)	(35)%
Used In Financing Activities	$(49,412)	$(177,554)	$(46,478)	$128,142	72%	$(131,076)	(282)%
Our cash flows for the years 2012 through 2014 are presented in the Consolidated Statements of Cash Flows.
Cash flow generated from operations remains the primary source of financing for our internal growth.
Cash provided by operating activities in 2014 totaled approximately $129.1 million, a decrease of 2% as compared with the prior-year total of $131.7 million, which increased 8% from the 2012 total of $122.4 million. The 2014 operating cash flow was impacted by the sale of our candle manufacturing and marketing operations on January 30, 2014. See Note 2 to the consolidated financial statements for further information regarding this sale. Cash provided by operating activities was also impacted by the relative changes in working capital, particularly accounts receivable and accrued liabilities and the change in net income. The 2013 increase in cash provided by operating activities from the 2012 level primarily resulted from higher net income.
Cash provided by investing activities totaled approximately $8.5 million in 2014. Cash used in investing activities totaled approximately $22.4 million in 2013 and $16.6 million in 2012. The 2014 increase in cash provided by investing activities is due to the proceeds from the sale of our candle manufacturing and marketing operations, as well as a decrease in capital expenditures. The 2013 increase in cash used in investing activities from the 2012 level reflected higher capital expenditures in 2013, including expenditures for expanded crouton manufacturing capacity. Capital expenditures totaled approximately $16.0 million in 2014, compared to $24.1 million in 2013 and $16.3 million in 2012. Based on our current plans and expectations, we believe that our total capital expenditures for 2015 could total approximately $20 million.
Financing activities used net cash totaling approximately $49.4 million, $177.6 million and $46.5 million in 2014, 2013 and 2012, respectively. The significant increase in 2013 was primarily due to the $5.00 per share special dividend that was paid in December 2012. The dividend payout rate for 2014 was $1.72 per share as compared to $1.52 per share, excluding the special dividend, during 2013 and $1.41 per share in 2012. This past fiscal year marked the 51st consecutive year in which our dividend rate was increased. Cash utilized for share repurchases totaled approximately $3.1 million, $0.6 million and $8.3 million in 2014, 2013 and 2012, respectively. Our Board of Directors approved a share repurchase authorization of 2,000,000 shares in November 2010. Approximately 1,426,000 shares from this authorization remained authorized for future purchase at June 30, 2014.
The future levels of share repurchases and declared dividends are subject to the periodic review of our Board of Directors and are generally determined after an assessment is made of various factors, such as anticipated earnings levels, cash flow requirements and general business conditions.

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
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of June 30, 2014 and future minimum lease payments for the use of property and equipment under operating lease agreements.
The following table summarizes our contractual obligations as of June 30, 2014 (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$11,473	$4,058	$4,541	$2,625	$249
Purchase Obligations (2)	123,772	120,106	3,666	—	—
Other Noncurrent Liabilities (as reflected on Consolidated Balance Sheet) (3)	1,179	—	1,179	—	—
Total	$136,424	$124,164	$9,386	$2,625	$249

(1)	Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 11 to the consolidated financial statements for further information.

(2)	Purchase obligations represent purchase orders and longer-term purchase arrangements related to the procurement of raw materials, supplies, services, and property, plant and equipment.

(3)
This amount does not include approximately $21.0 million of other noncurrent liabilities recorded on the balance sheet, which consist of the underfunded pension liability, other post employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation. These items are excluded, as it is not certain when these liabilities will become due. See Notes 6, 8, 9 and 10 to the consolidated financial statements for further information.

IMPACT OF INFLATION
In recent years, we have been exposed to significant fluctuations in certain manufacturing input costs, including materials such as food commodities. In 2014 and 2013, these fluctuations were not as significant, but in 2012, we experienced comparatively higher costs for a wide variety of raw materials (especially for soybean oil and flour). Entering 2015, under current market conditions, we foresee modestly favorable material cost comparisons.
We also attempt to minimize the exposure to increased costs through our ongoing efforts to achieve greater manufacturing and distribution efficiencies through the improvement of work processes and strategic investments in plant equipment.
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
Revenue Recognition
We recognize revenue upon transfer of title and risk of loss, provided that evidence of an arrangement exists, pricing is fixed or determinable, and collectability is probable. Net sales are recorded net of estimated sales discounts, returns, marketing programs offered to customers and certain other sales incentives, including coupon redemptions and rebates.
Receivables and Related Allowances
We provide an allowance for doubtful accounts based on the aging of accounts receivable balances, historical write-off experience and on-going reviews of our trade receivables. Measurement of potential losses requires credit review of existing customer relationships, consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the economic health of customers. In addition to credit concerns, we also evaluate the adequacy of our allowances for customer deductions considering several factors including historical experience and existing customer relationships.
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

Goodwill and Other Intangible Assets
Goodwill is not amortized. It is evaluated annually at April 30, by applying impairment testing procedures, as appropriate. Other intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. We periodically evaluate the future economic benefit of the recorded goodwill and other intangible assets when events or circumstances indicate potential recoverability concerns. Carrying amounts are adjusted appropriately when determined to have been impaired.
Accrued Marketing and Distribution
Various marketing programs are offered to customers to reimburse them for a portion or all of their promotional activities related to our products. Additionally, we often incur various costs associated with shipping products to the customer. We provide accruals for the costs of marketing and distribution based on historical information as may be modified by estimates of actual costs incurred. Actual costs may differ significantly if factors such as changes in customer utilization practices or other conditions differ from expectations.

Accrued Taxes
Our annual tax rate is determined based on our income, statutory tax rates and the permanent tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods.
In accordance with accounting literature related to uncertainty in income taxes, tax benefits from uncertain tax positions that are recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations, and taxing authority rulings, as well as to the expiration of statutes of limitations in the jurisdictions in which we operate. If our evaluation of these factors should change in any period, there is a risk our effective tax rate could increase or decrease, impacting our net earnings.
Accruals for Self-Insurance
Self-insurance accruals are made for certain claims associated with employee health care, workers’ compensation and general liability insurance. These accruals include estimates that may be based on historical loss development factors. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.
Accounting for Pension Plans and Other Postretirement Benefit Plans
To determine our ultimate obligation under our defined benefit pension plans and our other postretirement benefit plans, we must estimate the future cost of benefits and attribute that cost to the time period during which each covered employee works. To record the related net assets and obligation of such benefit plans, we use assumptions related to inflation, investment returns, mortality, employee turnover, medical costs and discount rates. To determine the discount rate, we, along with our third-party actuaries, considered several factors, including the current rates of various bond indices, such as the Moody’s Aa long-term bond index, yield curve analysis results from our actuaries based on expected cash flows of our plans, and the past history of discount rates used for the plan valuation. We, along with our third-party actuaries, review all of these assumptions on an ongoing basis to ensure that the most reasonable information available is being considered. Changes in assumptions and future investment returns could potentially have a material impact on pension expense and related funding requirements. We recognize the overfunded or underfunded status of our defined benefit plans as an asset or liability in our Consolidated Balance Sheet. Any changes in that funded status caused by subsequent plan revaluations are recognized through comprehensive income. We may also experience future plan settlements or curtailments having unanticipated effects on operating results.
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 14-09”) which creates a comprehensive set of guidelines for the recognition of revenue under the principle: “Recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The requirements of ASU 14-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact this ASU will have on our financial position and results of operations.
RECENTLY ADOPTED ACCOUNTING STANDARDS
There were no recently adopted accounting pronouncements that impacted our consolidated financial statements.
Forward-Looking Statements
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “plan,” “expect,” “hope” or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including, without limitation, the specific influences outlined below. Management believes these forward-looking statements to be reasonable; however, one should not place undue reliance on such statements that are based on current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update such forward-looking statements, except as required by law.
Items which could impact these forward-looking statements include, but are not limited to, those risk factors identified in Item 1A and:

•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	price and product competition;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	the possible occurrence of product recalls or mislabeled product costs;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	efficiencies in plant operations;

•	fluctuations in the cost and availability of raw materials and packaging;

•	dependence on contract manufacturers;

•	stability of labor relations;

•	adverse changes in energy costs and other factors that may affect costs of producing, distributing or transporting our products;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	dependence on key personnel;

•	changes in financial markets;

•	access to any required financing;

•	changes in estimates in critical accounting judgments;

•	the outcome of any litigation or arbitration; and

•	certain other risk factors, including those discussed in other filings we have submitted to the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to market risks primarily from changes in interest rates and raw material prices. We have not had exposure to market risk associated with derivative financial instruments or derivative commodity instruments.
INTEREST RATE RISK
We are subject to interest rate risk primarily associated with any borrowings we may have outstanding. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Rates under our credit facility are set at the time of each borrowing and are based on predetermined formulas connected to certain benchmark rates. Increases in these rates could have an adverse impact on our earnings and cash flows. At the end of 2014, we had no borrowings outstanding under our credit facility. The nature and amount of our borrowings may vary as a result of business requirements, acquisitions, market conditions and other factors.
RAW MATERIAL PRICE RISK
We purchase a variety of commodities and other raw materials, such as soybean oil, flour and dairy-based materials, which we use to manufacture our products. The market prices for these commodities are subject to fluctuation based upon a number of economic factors and may become volatile at times. While we do not use any derivative commodity instruments to hedge against commodity price risk, we do actively manage a portion of the risk through a structured purchasing program for certain future requirements. This program gives us more predictable input costs, which may help stabilize our short-term margins during periods of volatility in commodity markets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Lancaster Colony Corporation
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the table of contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 28, 2014

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(Amounts in thousands, except share data)	2014	2013
ASSETS
Current Assets:
Cash and equivalents	$211,539	$123,385
Receivables (less allowance for doubtful accounts, 2014-$432; 2013-$340)	57,808	56,337
Inventories:
Raw materials	28,069	25,782
Finished goods	46,447	42,027
Total inventories	74,516	67,809
Deferred income taxes and other current assets	23,428	22,550
Current assets of discontinued operations	—	55,977
Total current assets	367,291	326,058
Property, Plant and Equipment:
Land, buildings and improvements	107,690	105,302
Machinery and equipment	238,791	227,885
Total cost	346,481	333,187
Less accumulated depreciation	177,807	165,113
Property, plant and equipment-net	168,674	168,074
Other Assets:
Goodwill	89,840	89,840
Other intangible assets-net	5,376	6,322
Other noncurrent assets	7,449	7,069
Noncurrent assets of discontinued operations	—	22,601
Total	$638,630	$619,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,907	$36,459
Accrued liabilities	31,165	32,602
Current liabilities of discontinued operations	—	8,116
Total current liabilities	69,072	77,177
Other Noncurrent Liabilities	22,208	23,291
Deferred Income Taxes	18,753	18,274
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding - 2014-27,339,421 shares; 2013-27,323,721 shares	104,789	102,622
Retained earnings	1,167,211	1,139,213
Accumulated other comprehensive loss	(8,061)	(8,391)
Common stock in treasury, at cost	(735,342)	(732,222)
Total shareholders’ equity	528,597	501,222
Total	$638,630	$619,964
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
(Amounts in thousands, except per share data)	2014	2013	2012
Net Sales	$1,041,075	$1,013,803	$988,937
Cost of Sales	792,507	769,096	765,509
Gross Margin	248,568	244,707	223,428
Selling, General and Administrative Expenses	94,801	90,784	82,246
Operating Income	153,767	153,923	141,182
Interest Income and Other-Net	(488)	(105)	34
Income From Continuing Operations Before Income Taxes	153,279	153,818	141,216
Taxes Based on Income	52,293	49,958	48,867
Income From Continuing Operations	100,986	103,860	92,349
Discontinued Operations, Net of Tax:
Income from discontinued operations	3,058	5,389	3,459
Loss on sale of discontinued operations	(29,058)	—	—
Total discontinued operations	(26,000)	5,389	3,459
Net Income	$74,986	$109,249	$95,808
Income Per Common Share From Continuing Operations:
Basic	$3.70	$3.80	$3.38
Diluted	$3.69	$3.79	$3.38
(Loss) Income Per Common Share From Discontinued Operations:
Basic and diluted	$(0.95)	$0.20	$0.13
Net Income Per Common Share:
Basic	$2.75	$4.00	$3.51
Diluted	$2.74	$3.99	$3.51
Weighted Average Common Shares Outstanding:
Basic	27,264	27,252	27,233
Diluted	27,308	27,285	27,265
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
(Amounts in thousands)	2014	2013	2012
Net Income	$74,986	$109,249	$95,808
Other Comprehensive Income (Loss):
Defined Benefit Pension and Postretirement Benefit Plans:
Net gain (loss) arising during the period, before tax	96	5,322	(8,437)
Amortization of loss, before tax	433	665	324
Amortization of transition asset, before tax	—	(1)	(1)
Amortization of prior service asset, before tax	(5)	(5)	(5)
Total Other Comprehensive Income (Loss), Before Tax	524	5,981	(8,119)
Tax Attributes of Items in Other Comprehensive Income (Loss):
Net gain (loss) arising during the period, tax	(36)	(1,965)	3,118
Amortization of loss, tax	(160)	(247)	(120)
Amortization of transition asset, tax	—	—	—
Amortization of prior service asset, tax	2	2	2
Total Tax (Expense) Benefit	(194)	(2,210)	3,000
Other Comprehensive Income (Loss), Net of Tax	330	3,771	(5,119)
Comprehensive Income	$75,316	$113,020	$90,689
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
(Amounts in thousands)	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$74,986	$109,249	$95,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,407	20,114	20,266
Deferred income taxes and other noncash changes	2,720	1,278	5,147
Stock-based compensation expense	2,472	2,901	2,922
(Gain) loss on sale of property	(6)	753	(92)
Loss on sale of discontinued operations	44,033	—	—
Pension plan activity	(243)	(61)	(1,122)
Changes in operating assets and liabilities:
Receivables	(6,881)	1,522	(8,763)
Inventories	1,122	(1,321)	2,181
Other current assets	(2,167)	(5,647)	5,536
Accounts payable and accrued liabilities	(7,352)	2,894	564
Net cash provided by operating activities	129,091	131,682	122,447
Cash Flows From Investing Activities:
Payments on property additions	(15,961)	(24,147)	(16,347)
Proceeds from sale of property	6	2,836	895
Proceeds from sale of discontinued operations	25,610	—	—
Other-net	(1,180)	(1,067)	(1,147)
Net cash provided by (used in) investing activities	8,475	(22,378)	(16,599)
Cash Flows From Financing Activities:
Purchase of treasury stock	(3,120)	(609)	(8,315)
Payment of dividends	(46,988)	(178,063)	(38,464)
Excess tax benefit from stock-based compensation	1,020	794	301
(Decrease) increase in cash overdraft balance	(324)	324	—
Net cash used in financing activities	(49,412)	(177,554)	(46,478)
Net change in cash and equivalents	88,154	(68,250)	59,370
Cash and equivalents at beginning of year	123,385	191,635	132,265
Cash and equivalents at end of year	$211,539	$123,385	$191,635
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2011	27,386	$97,197	$1,150,683	$(7,043)	$(723,298)	$517,539
Net income			95,808			95,808
Net pension and postretirement benefit losses, net of ($3,000) tax effect				(5,119)		(5,119)
Cash dividends - common stock ($1.41 per share)			(38,464)			(38,464)
Purchase of treasury stock	(143)				(8,315)	(8,315)
Stock-based plans, including excess tax benefits	44	(104)				(104)
Stock-based compensation expense		2,922				2,922
Balance, June 30, 2012	27,287	100,015	1,208,027	(12,162)	(731,613)	564,267
Net income			109,249			109,249
Net pension and postretirement benefit gains, net of $2,210 tax effect				3,771		3,771
Cash dividends - common stock ($6.52 per share)			(178,063)			(178,063)
Purchase of treasury stock	(8)				(609)	(609)
Stock-based plans, including excess tax benefits	45	(294)				(294)
Stock-based compensation expense		2,901				2,901
Balance, June 30, 2013	27,324	102,622	1,139,213	(8,391)	(732,222)	501,222
Net income			74,986			74,986
Net pension and postretirement benefit gains, net of $194 tax effect				330		330
Cash dividends - common stock ($1.72 per share)			(46,988)			(46,988)
Purchase of treasury stock	(42)				(3,120)	(3,120)
Stock-based plans, including excess tax benefits	57	(305)				(305)
Stock-based compensation expense		2,472				2,472
Balance, June 30, 2014	27,339	$104,789	$1,167,211	$(8,061)	$(735,342)	$528,597
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
Discontinued Operations
On January 30, 2014, we sold effectively all of the net operating assets of our candle manufacturing and marketing operations. The financial results of these operations are reported as discontinued operations for all periods presented herein. The footnote presentation has been revised to remove the effect of the discontinued operations, as appropriate. See further discussion and disclosure about discontinued operations in Note 2.
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
Cash and Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amounts of our cash and equivalents, including money market funds and commercial paper, approximate fair value due to their short maturities and are considered level 1 investments, which have quoted market prices in active markets for identical assets. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. When such negative balances exist, they are included in other accrued liabilities.
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
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. By policy, we limit the amount of credit exposure to any one institution or issuer. Our concentration of credit risk with respect to trade accounts receivable is mitigated by our credit evaluation process and by having a large and diverse customer base. However, see Note 13 with respect to our accounts receivable with Wal-Mart Stores, Inc. and McLane Company, Inc., a wholesale distribution subsidiary of Berkshire Hathaway, Inc.
 Inventories
Inventories are valued at the lower of cost or market and are costed by various methods that approximate actual cost on a first-in, first-out basis. Due to the nature of our business, work in process inventory is not a material component of inventory.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. We use the straight-line method of computing depreciation for financial reporting purposes based on the estimated useful lives of the corresponding assets. Estimated useful lives for buildings and improvements range generally from two to 40 years while machinery and equipment range generally from two to 20 years. For tax purposes, we generally compute depreciation using accelerated methods.
Purchases of property, plant and equipment included in accounts payable and excluded from the property additions and the change in accounts payable in the Consolidated Statement of Cash Flows at June 30 were as follows:

	2014	2013	2012
Construction in progress in accounts payable	$2,755	$332	$677
The following table sets forth depreciation expense in each of the years ending June 30:

	2014	2013	2012
Depreciation expense	$17,419	$16,036	$15,815
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
Goodwill and Other Intangible Assets
Goodwill is not amortized. It is evaluated annually at April 30, by applying impairment testing procedures, as appropriate. Other intangible assets with lives restricted by contractual, legal, or other means are amortized on a straight-line basis over their useful lives to general and administrative expense. We periodically evaluate the future economic benefit of the recorded goodwill and other intangible assets when events or circumstances indicate potential recoverability concerns. Carrying amounts are adjusted appropriately when determined to have been impaired. See further discussion regarding goodwill and other intangible assets in Note 3.
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
Shareholders’ Equity
We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock without par value and 1,150,000 shares of Class C Nonvoting Preferred Stock without par value. Our Board of Directors approved a share repurchase authorization of 2,000,000 shares in November 2010. Approximately 1,426,000 shares remained authorized for future purchase at June 30, 2014.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Revenue Recognition
We recognize revenue upon transfer of title and risk of loss, provided that evidence of an arrangement exists, pricing is fixed or determinable, and collectability is probable. Net sales are recorded net of estimated sales discounts, returns and certain sales incentives, including coupon redemptions and rebates.
Advertising Expense
We expense advertising as it is incurred. The following table summarizes advertising expense as a percentage of net sales in each of the years ending June 30:

	2014	2013	2012
Advertising expense as a percentage of net sales	2%	2%	2%
Shipping and Handling
Shipping and handling fees billed to customers are included in net sales, while our shipping and handling costs are included in cost of sales.
Stock-Based Employee Compensation Plans
We account for our stock-based employee compensation plans in accordance with GAAP for stock-based compensation, which requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. See further discussion and disclosure in Note 7.

Income Taxes
Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in numerous domestic jurisdictions.
Our annual tax rate is determined based on our income, statutory tax rates and the permanent tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets will be realized and thus we have not recorded any valuation allowance for the years ended June 30, 2014 or 2013.
In accordance with accounting literature related to uncertainty in income taxes, tax benefits from uncertain tax positions that are recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flow or financial position. See further discussion in Note 6.
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
Basic and diluted income per common share from continuing operations were calculated as follows:

	2014	2013	2012
Income from continuing operations	$100,986	$103,860	$92,349
Income from continuing operations available to participating securities	(174)	(326)	(170)
Income from continuing operations available to common shareholders	$100,812	$103,534	$92,179

Weighted average common shares outstanding - basic	27,264	27,252	27,233
Incremental share effect from:
Nonparticipating restricted stock	3	3	4
Stock-settled stock appreciation rights	41	30	28
Weighted average common shares outstanding - diluted	27,308	27,285	27,265

Income per common share from continuing operations - basic	$3.70	$3.80	$3.38
Income per common share from continuing operations - diluted	$3.69	$3.79	$3.38

Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets – net income and other comprehensive income (loss). Included in other comprehensive income (loss) are pension and postretirement benefits adjustments.
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	2014	2013
Accumulated other comprehensive loss at beginning of period	$(8,391)	$(12,162)
Defined Benefit Pension Plan Items:
Net gain arising during the period	65	5,160
Amortization of unrecognized net loss (1)	460	687
Amortization of transition asset (1)	—	(1)
Postretirement Benefit Plan Items:
Net gain arising during the period	31	162
Amortization of unrecognized net gain (1)	(27)	(22)
Amortization of prior service asset (1)	(5)	(5)
Total other comprehensive income, before tax	524	5,981
Total tax expense	(194)	(2,210)
Other comprehensive income, net of tax	330	3,771
Accumulated other comprehensive loss at end of period	$(8,061)	$(8,391)
(1) Included in the computation of net periodic benefit income/cost. See Notes 8 and 9 for additional information.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 14-09”) which creates a comprehensive set of guidelines for the recognition of revenue under the principle: “Recognize revenue to depict the transfer of promised goods or services to

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The requirements of ASU 14-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact this ASU will have on our financial position and results of operations.
Note 2 – Discontinued Operations
On January 30, 2014, we sold effectively all of the net operating assets of our candle manufacturing and marketing operations for approximately $28 million in cash. Net proceeds from the sale, after post-closing adjustments and transaction costs, totaled approximately $25.6 million. The transaction resulted in a pretax loss of approximately $44.0 million and a tax benefit of approximately $15.0 million, which were recorded in the year ended June 30, 2014. The financial results of these operations are reported as discontinued operations for all periods presented herein. The discontinued operations, previously included in our Glassware and Candles segment, had net sales of approximately $89.4 million, $152.1 million and $142.4 million, for the years ended June 30, 2014, 2013 and 2012, respectively, and a pretax loss of approximately $39.4 million, including the pretax loss on sale, for the year ended June 30, 2014, and pretax income of $8.2 million and $4.8 million for the years ended June 30, 2013 and 2012, respectively.
At June 30, 2013, the assets and liabilities of our discontinued operations were as follows:

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

Note 3 – Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at June 30, 2014 and 2013.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment, at June 30:

	2014	2013
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(214)	(205)
Net carrying value	$156	$165
Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(7,800)	(6,863)
Net carrying value	$5,220	$6,157
Total net carrying value	$5,376	$6,322
Amortization expense for our other intangible assets in each of the years ending June 30 was as follows:

	2014	2013	2012
Amortization expense	$946	$945	$1,083

Total annual amortization expense for each of the next five years is estimated to be as follows:

2015	$946
2016	$775
2017	$604
2018	$604
2019	$604

Note 4 – Liabilities
Accrued liabilities at June 30 were composed of:

	2014	2013
Compensation and employee benefits	$19,635	$19,417
Distribution	6,440	6,560
Other taxes	1,219	1,553
Marketing	1,815	1,917
Other	2,056	3,155
Total accrued liabilities	$31,165	$32,602

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Other noncurrent liabilities at June 30 were composed of:

	2014	2013
Workers compensation	$9,450	$9,156
Gross tax contingency reserve	963	912
Pension benefit liability	2,946	3,456
Postretirement benefit liability	2,608	2,747
Deferred compensation and accrued interest	4,055	3,963
Other	2,186	3,057
Total other noncurrent liabilities	$22,208	$23,291

Note 5 – Long-Term Debt
At June 30, 2014 and 2013, we had an unsecured credit facility (“Facility”) under which we may borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million based on obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 18, 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Based on the long-term nature of this Facility, when we have outstanding borrowings under this Facility, they will be classified as long-term debt.
At June 30, 2014 and 2013, we had no borrowings outstanding under this Facility. At June 30, 2014, we had approximately $3.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest in 2014 and 2013. At June 30, 2014 and 2013, we exceeded the requirements of the financial covenants by substantial margins. At June 30, 2014, we were not aware of any event that would constitute a default under the Facility.

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

Note 6 – Income Taxes
We and our domestic subsidiaries file a consolidated Federal income tax return. Taxes based on income from continuing operations for the years ended June 30 have been provided as follows:

	2014	2013	2012
Currently payable:
Federal	$48,718	$45,350	$39,720
State and local	4,526	3,475	4,116
Total current provision	53,244	48,825	43,836
Deferred Federal, state and local (benefit) provision	(951)	1,133	5,031
Total taxes based on income	$52,293	$49,958	$48,867
Certain tax benefits recorded directly to common stock for each of the years ending June 30 were as follows:

	2014	2013	2012
Tax benefits recorded directly to common stock	$1,020	$794	$301

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

For the years ended June 30, our effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes	2.0	1.5	2.1
ESOP dividend deduction	(0.2)	(0.8)	(0.2)
Domestic manufacturing deduction	(3.0)	(3.1)	(2.6)
Other	0.3	(0.1)	0.3
Effective rate	34.1%	32.5%	34.6%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 were comprised of:

	2014	2013
Deferred tax assets:
Inventories	$720	$2,597
Employee medical and other benefits	10,149	11,161
Receivable and other allowances	4,410	4,375
Other accrued liabilities	2,895	3,133
Total deferred tax assets	18,174	21,266
Deferred tax liabilities:
Property, plant and equipment	(21,307)	(21,607)
Goodwill	(4,212)	(3,804)
Other	(79)	(425)
Total deferred tax liabilities	(25,598)	(25,836)
Net deferred tax liability	$(7,424)	$(4,570)
Net current deferred tax assets and prepaid Federal, state and local income taxes were included in Deferred Income Taxes and Other Current Assets on the Consolidated Balance Sheet. The related balances at June 30 were as follows:

	2014	2013
Net current deferred tax assets	$11,329	$13,704
Prepaid Federal, state and local income taxes	$9,688	$7,549
Cash payments for income taxes for each of the years ending June 30 were as follows:

	2014	2013	2012
Cash payments for income taxes	$37,277	$56,992	$38,726
The gross tax contingency reserve at June 30, 2014 was approximately $1.0 million. The unrecognized tax benefits recorded as the gross tax contingency reserve noted in the following table for June 30, 2014 and 2013 would affect our effective tax rate, if recognized.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth changes in our total gross tax contingency reserve (including interest and penalties):

	2014	2013
Balance, beginning of year	$912	$1,939
Tax positions related to the current year:
Additions	66	66
Reductions	—	—
Tax positions related to prior years:
Additions	39	86
Reductions	(54)	(1,021)
Settlements	—	(158)
Balance, end of year	$963	$912

We have not classified any of the gross tax contingency reserve at June 30, 2014 as current liabilities as none of these amounts are expected to be resolved within the next 12 months. The entire liability of approximately $1.0 million was included in long-term liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations.
We recognize interest and penalties related to these tax liabilities in income tax expense. For each of the years ended June 30, we recognized the change in the accrual for net tax-related interest and penalties as follows:

	2014	2013
Expense (benefit) recognized for net tax-related interest and penalties	$9	$(539)
We had accrued interest and penalties at June 30 as follows:

	2014	2013
Accrued interest and penalties included in the gross tax contingency reserve	$392	$383
We file income tax returns in the U.S. and various state and local jurisdictions. With limited exceptions, we are no longer subject to examination of U.S. Federal or state and local income taxes for years prior to 2011.
The American Jobs Creation Act provided a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. The deduction percentage for 2014 was 9%. In accordance with FASB guidance, this deduction is treated as a special deduction, as opposed to a tax rate reduction.

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In 2014, 2013 and 2012, we granted SSSARs to various employees under the terms of the 2005 Plan. The following table summarizes information relating to these grants:

	2014	2013	2012
SSSARs granted	146	108	187
Weighted average grant date fair value per right	$11.84	$9.04	$9.07
Assumptions used in fair value calculations:
Risk-free interest rate	0.75%	0.33%	0.41%
Dividend yield	1.97%	2.09%	2.11%
Volatility factor of the expected market price of our common stock	22.35%	23.23%	24.30%
Weighted average expected life in years	3.12	2.67	2.76
For each grant, the volatility factor was estimated based on actual historical volatility of our stock for a time period equal to the term of the SSSARs. The expected average life was determined based on historical exercise experience for this type of grant. The SSSARs from each grant vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. We estimate a forfeiture rate for each grant based on historical experience.
We recognize compensation expense over the requisite service period. Compensation expense was reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification. We recorded tax benefits and excess tax benefits related to SSSARs. These excess tax benefits were included in the financing section of the Consolidated Statements of Cash Flows. The following table summarizes our continuing operations SSSARs compensation expense and tax benefits recorded for each of the years ending June 30:

	2014	2013	2012
Compensation expense	$1,092	$1,316	$1,514
Tax benefits	$382	$461	$530
Intrinsic value of exercises	$2,692	$1,851	$559
Excess tax benefits	$942	$659	$230
The total fair values of SSSARs vested for each of the years ended June 30 were as follows:

	2014	2013	2012
Fair value of vested rights	$1,145	$1,476	$1,107

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the year ended June 30, 2014:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	374	$66.42
Exercised	(150)	$63.68
Granted	146	$89.16
Forfeited	(12)	$68.32
Outstanding at end of year	358	$76.75	3.57	$6,594
Exercisable and vested at end of year	84	$64.63	2.23	$2,573
Vested and expected to vest at end of year	320	$76.44	3.53	$5,991
The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2014:

	Outstanding				Exercisable
			Weighted Average
Grant Years	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Exercise Price	Number Exercisable	Weighted Average Exercise Price
2014	$79.78-$89.29	146	4.65	$89.16	—	$—
2013	$72.67	85	3.66	$72.67	14	$72.67
2012	$63.50-$68.12	92	2.65	$68.08	35	$68.12
2011	$57.78	22	1.65	$57.78	22	$57.78
2010	$58.79	13	0.65	$58.79	13	$58.79
At June 30, 2014, there was approximately $1.7 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of approximately 2 years.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In 2014, 2013 and 2012, we granted shares of restricted stock to various employees under the terms of the 2005 Plan. The following table summarizes information relating to these grants:

	2014	2013	2012
Employees
Restricted stock granted	24	8	25
Grant date fair value	$2,190	$572	$1,705
Weighted average grant date fair value per award	$89.21	$72.67	$68.08

The restricted stock under each of these employee grants vests on the third anniversary of the grant date. We estimate a forfeiture rate for each grant based on historical experience. Under the terms of the grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status. Approximately 6,000, 23,000 and 6,000 shares of employee restricted stock vested in 2014, 2013 and 2012, respectively.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In 2014, 2013 and 2012, we also granted shares of restricted stock to our seven nonemployee directors under the terms of the 2005 Plan. The following table summarizes information relating to each of these grants:

	2014	2013	2012
Nonemployee directors
Restricted stock granted	6	7	7
Grant date fair value	$490	$490	$490
Weighted average grant date fair value per award	$84.42	$73.29	$65.97
The 2014 grant vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests. Approximately 7,000, 7,000 and 8,000 shares of nonemployee director restricted stock vested in 2014, 2013 and 2012, respectively, and the directors were paid the related dividends.
We recognize compensation expense over the requisite service period. Compensation expense was reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification. We recorded tax benefits and excess tax benefits related to restricted stock. These excess tax benefits were included in the financing section of the Consolidated Statements of Cash Flows. The following table summarizes our continuing operations restricted stock compensation expense and tax benefits recorded for each of the years ending June 30:

	2014	2013	2012
Compensation expense	$1,434	$1,411	$1,243
Tax benefits	$502	$494	$435
Excess tax benefits	$78	$135	$71
The total fair values of restricted stock vested for each of the years ended June 30 were as follows:

	2014	2013	2012
Fair value of vested shares	$931	$1,842	$645
The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the year ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of year	45	$68.16
Granted	30	$88.30
Vested	(13)	$65.96
Forfeited	(4)	$70.63
Unvested restricted stock at end of year	58	$79.09
At June 30, 2014, there was approximately $2.5 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 2 years.

Note 8 – Pension Benefits
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
The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2014	2013
Weighted-average assumption as of June 30
Discount rate	4.02%	4.57%
The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2014	2013	2012
Discount rate	4.57%	3.78%	5.29%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
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
The target and actual asset allocations for our plans at June 30 by asset category were as follows:

	Target Percentage of Plan Assets at June 30	Actual Percentage of Plan Assets
	2014	2014	2013
Cash and equivalents	0%-10%	3%	2%
Equity securities	30%-70%	53	51
Fixed income	30%-70%	44	47
Total		100%	100%
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the fair values and levels, within the fair value hierarchy, for our plan assets at June 30, 2014 and 2013:

	June 30, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$550	$—	$—	$550
Money market funds	460	—	—	460
U.S. government obligations	—	3,821	—	3,821
Corporate obligations	—	2,921	—	2,921
Mortgage obligations	—	2,181	—	2,181
Mutual funds fixed income	8,300	—	—	8,300
Mutual funds equity	20,492	—	—	20,492
Total	$29,802	$8,923	$—	$38,725

	June 30, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$543	$—	$—	$543
Money market funds	319	—	—	319
U.S. government obligations	—	4,275	—	4,275
Corporate obligations	—	2,440	—	2,440
Mortgage obligations	—	1,911	—	1,911
Mutual funds fixed income	8,455	—	—	8,455
Mutual funds equity	18,300	—	—	18,300
Total	$27,617	$8,626	$—	$36,243
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$39,519	$44,318
Interest cost	1,754	1,633
Actuarial loss (gain)	2,241	(4,188)
Benefits paid	(2,281)	(2,244)
Benefit obligation at end of year	$41,233	$39,519

	2014	2013
Change in plan assets
Fair value of plan assets at beginning of year	$36,243	$35,135
Actual return on plan assets	4,763	3,352
Employer contributions	—	—
Benefits paid	(2,281)	(2,244)
Fair value of plan assets at end of year	$38,725	$36,243

	2014	2013
Reconciliation of funded status
Net accrued benefit cost	$(2,508)	$(3,276)

	2014	2013
Amounts recognized in the consolidated balance sheets consist of
Prepaid benefit cost (noncurrent assets)	$438	$180
Accrued benefit liability (noncurrent liabilities)	(2,946)	(3,456)
Net amount recognized	$(2,508)	$(3,276)

	2014	2013
Accumulated benefit obligation	$41,233	$39,519

The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2014	2013
Benefit obligations	$38,170	$36,270
Fair value of plan assets at end of year	$35,224	$32,814

Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2014	2013
Net actuarial loss	$13,585	$14,110
Income taxes	(5,019)	(5,213)
Total	$8,566	$8,897

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost during the next fiscal year is as follows:

2015
Net actuarial loss	$429
The following table summarizes the components of net periodic benefit income at June 30:

	2014	2013	2012
Components of net periodic benefit income
Interest cost	$1,754	$1,633	$1,933
Expected return on plan assets	(2,457)	(2,380)	(2,397)
Amortization of unrecognized net loss	460	687	355
Amortization of unrecognized net asset existing at transition	—	(1)	(1)
Net periodic benefit income	$(243)	$(61)	$(110)
We have not yet finalized our anticipated funding level for 2015, but, based on initial estimates, we do not expect to make any contributions to our pension plans during 2015.
Benefit payments estimated for future years are as follows:

2015	$2,252
2016	$2,252
2017	$2,267
2018	$2,287
2019	$2,346
2020 - 2024	$12,772

Note 9 – Postretirement Benefits
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

The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2014	2013
Weighted-average assumption as of June 30
Discount rate	4.02%	4.57%
The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2014	2013	2012
Discount rate	4.57%	3.78%	5.29%
Health care cost trend rate - pre-Medicare eligible claims	8.00%	10.00%	10.00%
Health care cost trend rate - Medicare eligible claims	7.00%	7.00%	10.00%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Relevant information with respect to our postretirement medical and life insurance benefits as of June 30 can be summarized as follows:

	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$2,934	$3,054
Service cost	31	31
Interest cost	130	113
Actuarial gain	(31)	(162)
Curtailment gain	(161)	—
Plan participant contributions	53	55
Benefits paid	(177)	(157)
Benefit obligation at end of year	$2,779	$2,934

	2014	2013
Change in plan assets
Employer contributions	$124	$102
Plan participant contributions	53	55
Benefits paid	(177)	(157)
Fair value of plan assets at end of year	$—	$—

	2014	2013
Reconciliation of funded status
Net accrued benefit cost	$(2,779)	$(2,934)

	2014	2013
Amounts recognized in the consolidated balance sheets consist of
Current accrued benefit liability	$(171)	$(187)
Noncurrent accrued benefit liability	$(2,608)	$(2,747)

	2014	2013
Accumulated benefit obligation	$2,779	$2,934
Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2014	2013
Net actuarial gain	$(788)	$(784)
Prior service benefit	(13)	(18)
Income taxes	296	296
Total	$(505)	$(506)
Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

2015
Prior service asset amortization	$(5)
Unrecognized gain amortization	(28)
Total	$(33)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the components of net periodic benefit (income) cost at June 30:

	2014	2013	2012
Components of net periodic benefit (income) cost
Service cost	$31	$31	$25
Interest cost	130	113	147
Curtailment benefit	(161)	—	—
Amortization of unrecognized net gain	(27)	(22)	(31)
Amortization of prior service asset	(5)	(5)	(5)
Net periodic benefit (income) cost	$(32)	$117	$136
The above noted net periodic benefit (income) cost includes income of approximately $0.1 million for 2014, and immaterial amounts for 2013 and 2012, that are presented in discontinued operations because those amounts relate to sold operations. In 2014, our plans experienced a curtailment due to a significant reduction in future service as a result of the sale of our candle manufacturing and marketing operations.
We expect to contribute approximately $0.2 million to our postretirement benefit plans in 2015.
Benefit payments estimated for future years are as follows:

2015	$171
2016	$174
2017	$168
2018	$172
2019	$176
2020 - 2024	$866

The following table summarizes the health care costs trend assumptions for other postretirement benefit measurement purposes:

	2014	2013
Pre-Medicare eligible claims:
Health care cost trend rate assumed for next fiscal year	7.5%	8%
Ultimate health care cost trend rate	5%	5%
Year that rate reaches ultimate trend rate	2021	2021

Medicare eligible claims:
Health care cost trend rate assumed for next fiscal year	6.75%	7%
Ultimate health care cost trend rate	5%	5%
Year that rate reaches ultimate trend rate	2021	2021
Assumed health care cost rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$7	$(6)
Effect on postretirement benefit obligation as of June 30, 2014	$178	$(157)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 10 – Defined Contribution and Other Employee Plans
Defined Contribution Plans
We sponsored four defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code during 2014. Contributions are determined under various formulas, and we contributed to two of the plans in 2014. Costs related to such plans for each of the years ending June 30 were as follows:

	2014	2013	2012
Costs related to defined contribution plans	$808	$724	$675
Multiemployer Plans
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
Our participation in these plans for the annual period ended June 30, 2014 is reflected in the following table. All information in the table is as of December 31 of the relevant year, except contributions which are based on our fiscal year, or except as otherwise noted. The EIN-PN column provides the Employer Identification Number (“EIN”) and the Plan Number (“PN”). The pension protection act zone status is based on information that we received from the plan. Among other factors, generally, plans in critical status (red zone) are less than 65 percent funded, plans in endangered or seriously endangered status (yellow zone or orange zone, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the green zone. The FIP/RP status pending/implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. There have been no significant changes that affect the comparability of 2014, 2013 or 2012 contributions.

		Pension Protection Act Zone Status			Fiscal Year Contributions
Plan Name	EIN/PN	2013	2012	FIP/RP Status Pending / Implemented	2014	2013	2012	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Cleveland Bakers and Teamsters Pension Fund	34-0904419-001	Red 12/31/12	Red 12/31/11	Yes, Implemented	$1,332	$1,324	$1,311	Yes (1)	4/30/2016
Western Conference of Teamsters Pension Plan	91-6145047-001	Green 12/31/12	Green 12/31/11	No	397	390	416	No	12/15/2018
Total contributions to multiemployer plans					$1,729	$1,714	$1,727

(1)	Through December 31, 2012, a surcharge of 10% of required employer contributions under the collective bargaining agreement was required.
Our contributions to the Cleveland Bakers and Teamsters Pension Fund exceeded 5% of the total contributions to the plan in the plan years ended December 31, 2012, 2011 and 2010.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We contribute to two multiemployer postretirement benefit plans other than pensions under the terms of collective bargaining agreements that cover active union workers. These benefits are not vested. The contributions required by our participation in these plans for each of the years ending June 30 were as follows:

	2014	2013	2012
Multiemployer health and welfare plan contributions	$3,367	$3,666	$3,659
Deferred Compensation Plan
We offer a deferred compensation plan for select employees who may elect to defer a certain percentage of annual compensation. We do not match any contributions. Each participant earns interest based upon the prime rate of interest, adjusted semi-annually, on their respective deferred compensation balance. Participants are paid out upon retirement or termination.
The following table summarizes our liability for total deferred compensation and accrued interest at June 30:

	2014	2013
Liability for deferred compensation and accrued interest	$4,055	$3,963

Deferred compensation expense for each of the years ending June 30 was as follows:

	2014	2013	2012
Deferred compensation expense	$131	$118	$101

Note 11 – Commitments
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

2015	$4,058
2016	$2,694
2017	$1,847
2018	$1,315
2019	$1,310
Thereafter	$249
Total rent expense, including short-term cancelable leases, during the years ended June 30 is summarized as follows:

	2014	2013	2012
Operating leases:
Minimum rentals	$5,079	$4,780	$4,416
Contingent rentals	86	122	264
Short-term cancelable leases	793	1,093	1,377
Total	$5,958	$5,995	$6,057

Note 12 – Contingencies
In addition to the items discussed below, at June 30, 2014, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Approximately 23% of our employees are represented under various collective bargaining agreements. There are no employees represented under collective bargaining agreements that will expire within one year. While we believe that labor relations with unionized employees are satisfactory, a prolonged labor dispute could have a material effect on our business and results of operations.
The Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA") provides for the distribution of monies collected by U.S. Customs from anti-dumping cases to qualifying domestic producers. Our CDSOA receipts totaled approximately $0.1 million, $0.3 million and $2.7 million in 2014, 2013 and 2012, respectively. These receipts are included in income from discontinued operations in the Consolidated Statements of Income.
As of January 30, 2014, we sold substantially all of the net operating assets of our candle manufacturing and marketing operations to an unaffiliated buyer. While we retained the right to seek further CDSOA remittances relating to past periods, we are currently unaware of any funds made available to manufacturers who may have otherwise qualified for CDSOA remittances but have exited the applicable business. Accordingly, we cannot predict the amount of future distributions, if any, we may receive. U.S. Customs has advised affected domestic producers that it is possible that CDSOA distributions which we received could be subject to clawback until the resolution of outstanding litigation. We believe that the likelihood of clawback is remote. However, any change in CDSOA distributions could affect our earnings and cash flow.

Note 13 – Business Segment Information
We operate our business in one reportable segment, “Specialty Foods.” Our management evaluates segment performance based on sales and operating income.
Specialty Foods–includes the production, marketing and sale of a family of pourable and refrigerated produce salad dressings, croutons, sauces, fruit glazes, refrigerated produce vegetable and fruit dips, hummus, chip dips, dry and frozen pasta and egg noodles, caviar, frozen hearth-baked breads, frozen yeast rolls, sweet rolls and biscuits. Salad dressings, sauces, croutons, frozen pasta and egg noodles, frozen bread products and frozen yeast rolls are sold to both retail and foodservice markets. The remaining products of this business segment are primarily directed to retail markets.
The following table sets forth reportable segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated net sales in each of the years ending June 30:

	2014	2013	2012
Specialty Foods
Non-frozen	$681,872	$649,447	$621,497
Frozen	359,203	364,356	367,440
Total	$1,041,075	$1,013,803	$988,937
Corporate Expenses–includes various expenses of a general corporate nature, as well as costs related to certain divested or closed nonfood operations, including the expense associated with retirement plans applicable to those closed units. These corporate expenses are generally not directly attributable to the reportable operating segment and therefore have not been allocated to the segment.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following sets forth certain additional financial information attributable to our reportable segment for the years ended June 30 and certain items retained at the corporate level:

	2014	2013	2012

Net Sales - Specialty Foods	$1,041,075	$1,013,803	$988,937
Operating Income (1) (3)
Specialty Foods	$165,383	$165,710	$151,479
Corporate Expenses	(11,616)	(11,787)	(10,297)
Total	$153,767	$153,923	$141,182
Identifiable Assets (2)
Specialty Foods	$405,416	$392,494	$384,604
Assets of Discontinued Operations	—	78,578	85,370
Corporate	233,214	148,892	212,661
Total	$638,630	$619,964	$682,635
Capital Expenditures (3)
Specialty Foods	$15,578	$23,341	$15,080
Corporate	67	119	426
Total	$15,645	$23,460	$15,506
Depreciation and Amortization (3)
Specialty Foods	$18,785	$17,469	$17,512
Corporate	208	148	77
Total	$18,993	$17,617	$17,589

(1)	Operating income represents net sales less operating expenses related to the business segment. All intercompany transactions have been eliminated.

(2)
Segment identifiable assets include those assets used in its operations and other intangible assets allocated to purchased businesses. Corporate assets consist principally of cash and equivalents, prepaid Federal, state and local income taxes and deferred income taxes.

(3)	Financial information reflects continuing operations.
Net sales attributable to McLane Company, Inc. ("McLane"), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., for each of the years ended June 30 were as follows:

	2014	2013
Net sales to McLane	$186,817	$132,872
As a percentage of consolidated net sales	18%	13%
Net sales attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) for each of the years ending June 30 were as follows:

	2014	2013	2012
Net sales to Wal-Mart	$175,388	$168,976	$160,167
As a percentage of consolidated net sales	17%	17%	16%

Accounts receivable attributable to Wal-Mart at June 30 as a percentage of consolidated accounts receivable were as follows:

	2014	2013
Accounts receivable due from Wal-Mart as a percentage of consolidated accounts receivable	27%	24%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Accounts receivable attributable to McLane at June 30 as a percentage of consolidated accounts receivable were as follows:

	2014	2013
Accounts receivable due from McLane as a percentage of consolidated accounts receivable	13%	15%

Note 14 – Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2014
Net Sales	$248,137	$292,281	$241,849	$258,808	$1,041,075
Gross Margin	$57,171	$81,623	$51,908	$57,866	$248,568
Income From Continuing Operations	$24,052	$37,133	$18,900	$20,901	$100,986
Income (Loss) from Discontinued Operations, Net of Tax	$749	$2,101	$(29,276)	$426	$(26,000)
Net Income (Loss)	$24,801	$39,234	$(10,376)	$21,327	$74,986
Diluted Income (Loss) Per Common Share (1):
Continuing Operations	$0.88	$1.36	$0.69	$0.76	$3.69
Discontinued Operations	$0.03	$0.08	$(1.07)	$0.02	$(0.95)
Net Income (Loss)	$0.91	$1.44	$(0.38)	$0.78	$2.74

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2013
Net Sales	$248,881	$272,634	$247,098	$245,190	$1,013,803
Gross Margin	$61,121	$72,046	$53,833	$57,707	$244,707
Income From Continuing Operations	$26,255	$31,471	$20,733	$25,401	$103,860
Income from Discontinued Operations, Net of Tax	$407	$3,806	$1,100	$76	$5,389
Net Income	$26,662	$35,277	$21,833	$25,477	$109,249
Diluted Income Per Common Share (1):
Continuing Operations	$0.96	$1.14	$0.76	$0.93	$3.79
Discontinued Operations	$0.01	$0.14	$0.04	$—	$0.20
Net Income	$0.98	$1.28	$0.80	$0.93	$3.99

(1)
Diluted income (loss) per common share amounts are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly income (loss) per common share amounts may not agree with the fiscal year.

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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Lancaster Colony Corporation
Columbus, Ohio
We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2014 of the Company and our report dated August 28, 2014, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 28, 2014

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our November 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”).
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement.
The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2014 Proxy Statement.
The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2014 Proxy Statement.

Item 11. Executive Compensation
The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2014 Proxy Statement.
The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2014 Proxy Statement.

Item 14. Principal Accounting Fees and Services
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2014 and 2013 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2014 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2014 and 2013 and for each of the three years in the period ended June 30, 2014, together with the report thereon of Deloitte & Touche LLP dated August 28, 2014, are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2014 and 2013
Consolidated Statements of Income for the years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended June 30, 2014, 2013 and 2012
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
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

LANCASTER COLONY CORPORATION
(Registrant)

By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director

Date:	August 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ JOHN B. GERLACH, JR.	Chairman,	August 28, 2014
John B. Gerlach, Jr.	Chief Executive Officer,
President and Director
(Principal Executive Officer)

/S/ DOUGLAS A. FELL	Treasurer, Vice President,	August 28, 2014
Douglas A. Fell	Assistant Secretary
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/S/ JAMES B. BACHMANN	Director	August 19, 2014
James B. Bachmann

/S/ NEELI BENDAPUDI	Director	August 17, 2014
Neeli Bendapudi

/S/ JOHN L. BOYLAN	Director	August 19, 2014
John L. Boylan

/S/ KENNETH L. COOKE	Director	August 19, 2014
Kenneth L. Cooke

/S/ ROBERT L. FOX	Director	August 19, 2014
Robert L. Fox

/S/ ALAN F. HARRIS	Director	August 19, 2014
Alan F. Harris

/S/ EDWARD H. JENNINGS	Director	August 19, 2014
Edward H. Jennings

/S/ ZUHEIR SOFIA	Director	August 19, 2014
Zuheir Sofia

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended June 30, 2014

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (A)	Balance at End of Year
Reserves deducted from asset to which they apply - Allowance for doubtful accounts (amounts in thousands):
Year Ended June 30, 2012	$376	$4	$19	$361
Year Ended June 30, 2013	$361	$5	$26	$340
Year Ended June 30, 2014	$340	$96	$4	$432
Note:

(A)	Represents uncollectible accounts written-off net of recoveries.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-K
JUNE 30, 2014
INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Asset Purchase Agreement Between Lancaster Colony Corporation and CL Products International, LLC, dated as of January 30, 2014 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (000-04065), filed January 30, 2014).

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

10.7(a)
Form of Stock Appreciation Rights Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed May 12, 2014).

10.8(a)
Form of Restricted Stock Award Agreement for employees and consultants under the Lancaster Colony Corporation 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed May 12, 2014).

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

10.11(a)	Description of Executive Bonus Arrangements (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (000-04065), filed September 10, 2004).

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description

31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
*	Filed herewith
**	Furnished herewith