Form 10-Q
period 2014-09-30
LANCASTER COLONY CORP
filed 2014-11-07
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of October 24, 2014, there were approximately 27,343,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	September 30, 2014	June 30, 2014
ASSETS
Current Assets:
Cash and equivalents	$227,561	$211,539
Receivables (less allowance for doubtful accounts, September-$545; June-$432)	63,031	57,808
Inventories:
Raw materials	28,991	28,069
Finished goods	49,620	46,447
Total inventories	78,611	74,516
Deferred income taxes and other current assets	16,911	23,428
Total current assets	386,114	367,291
Property, Plant and Equipment:
Land, buildings and improvements	107,819	107,690
Machinery and equipment	244,910	238,791
Total cost	352,729	346,481
Less accumulated depreciation	182,171	177,807
Property, plant and equipment-net	170,558	168,674
Other Assets:
Goodwill	89,840	89,840
Other intangible assets-net	5,140	5,376
Other noncurrent assets	7,266	7,449
Total	$658,918	$638,630
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,948	$37,907
Accrued liabilities	36,809	31,165
Total current liabilities	78,757	69,072
Other Noncurrent Liabilities	21,797	22,208
Deferred Income Taxes	18,233	18,753
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding – September-27,342,907 shares; June-27,339,421 shares	105,529	104,789
Retained earnings	1,177,942	1,167,211
Accumulated other comprehensive loss	(7,998)	(8,061)
Common stock in treasury, at cost	(735,342)	(735,342)
Total shareholders’ equity	540,131	528,597
Total	$658,918	$638,630
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2014	2013
Net Sales	$259,987	$248,137
Cost of Sales	202,563	190,966
Gross Margin	57,424	57,171
Selling, General and Administrative Expenses	22,820	20,740
Operating Income	34,604	36,431
Interest Income and Other-Net	8	(38)
Income From Continuing Operations Before Income Taxes	34,612	36,393
Taxes Based on Income	11,851	12,341
Income From Continuing Operations	22,761	24,052
Income From Discontinued Operations, Net of Tax	—	749
Net Income	$22,761	$24,801
Income Per Common Share From Continuing Operations:
Basic and diluted	$0.83	$0.88
Income Per Common Share From Discontinued Operations:
Basic and diluted	$—	$0.03
Net Income Per Common Share:
Basic and diluted	$0.83	$0.91

Cash Dividends Per Common Share	$0.44	$0.40

Weighted Average Common Shares Outstanding:
Basic	27,286	27,268
Diluted	27,316	27,312
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2014	2013
Net Income	$22,761	$24,801
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	100	108
Amortization of prior service asset, before tax	(1)	(1)
Total Other Comprehensive Income, Before Tax	99	107
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(36)	(40)
Amortization of prior service asset, tax	—	—
Total Tax Expense	(36)	(40)
Other Comprehensive Income, Net of Tax	63	67
Comprehensive Income	$22,824	$24,868
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$22,761	$24,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,766	5,273
Deferred income taxes and other noncash changes	(1,218)	(932)
Stock-based compensation expense	811	647
Excess tax benefit from stock-based compensation	(167)	(8)
Gain on sale of property	—	(6)
Pension plan activity	(148)	(61)
Changes in operating assets and liabilities:
Receivables	(5,336)	(12,626)
Inventories	(4,095)	(3,896)
Other current assets	7,317	6,563
Accounts payable and accrued liabilities	11,227	6,776
Net cash provided by operating activities	35,918	26,531
Cash Flows From Investing Activities:
Payments on property additions	(7,940)	(2,120)
Proceeds from sale of property	—	6
Other-net	(93)	(528)
Net cash used in investing activities	(8,033)	(2,642)
Cash Flows From Financing Activities:
Purchase of treasury stock	—	(2,957)
Payment of dividends	(12,030)	(10,927)
Excess tax benefit from stock-based compensation	167	8
Decrease in cash overdraft balance	—	(324)
Net cash used in financing activities	(11,863)	(14,200)
Net change in cash and equivalents	16,022	9,689
Cash and equivalents at beginning of year	211,539	123,385
Cash and equivalents at end of period	$227,561	$133,074
Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$478	$643
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2014 Annual Report on Form 10-K. Prior-year results reflect the classification of the sold candle manufacturing and marketing operations as discontinued operations. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2015 refers to fiscal 2015, which is the period from July 1, 2014 to June 30, 2015.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Purchases of property, plant and equipment included in accounts payable and excluded from the property additions and the change in accounts payable in the Condensed Consolidated Statements of Cash Flows were as follows:

	September 30,
	2014	2013
Construction in progress in accounts payable	$1,081	$266
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted income per common share from continuing operations were calculated as follows:

	Three Months Ended September 30,
	2014	2013
Income from continuing operations	$22,761	$24,052
Income from continuing operations available to participating securities	(39)	(32)
Income from continuing operations available to common shareholders	$22,722	$24,020

Weighted average common shares outstanding – basic	27,286	27,268
Incremental share effect from:
Nonparticipating restricted stock	5	5
Stock-settled stock appreciation rights	25	39
Weighted average common shares outstanding – diluted	27,316	27,312

Income per common share from continuing operations – basic and diluted	$0.83	$0.88
Reclassifications Out of Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended September 30,
	2014	2013
Accumulated other comprehensive loss at beginning of period	$(8,061)	$(8,391)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss (1)	107	115
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain (1)	(7)	(7)
Amortization of prior service asset (1)	(1)	(1)
Total other comprehensive income, before tax	99	107
Total tax expense	(36)	(40)
Other comprehensive income, net of tax	63	67
Accumulated other comprehensive loss at end of period	$(7,998)	$(8,324)
(1) Included in the computation of net periodic benefit income/cost. See Notes 6 and 7 for additional information.
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2014 Annual Report on Form 10-K.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 14-09”) which creates a comprehensive set of guidelines for the recognition of revenue under the principle: “Recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The requirements of ASU 14-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact this ASU will have on our financial position and results of operations.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 2 – Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at September 30, 2014 and June 30, 2014.

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	September 30, 2014	June 30, 2014
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(216)	(214)
Net carrying value	$154	$156
Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(8,034)	(7,800)
Net carrying value	$4,986	$5,220
Total net carrying value	$5,140	$5,376
Amortization expense for our other intangible assets was as follows:

	Three Months Ended September 30,
	2014	2013
Amortization expense	$236	$236
Total annual amortization expense for each of the next five years is estimated to be as follows:

2016	$775
2017	$604
2018	$604
2019	$604
2020	$604

Note 3 – Long-Term Debt
At September 30, 2014 and June 30, 2014, we had an unsecured credit facility ("Facility") under which we may borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million based on obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 18, 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Based on the long-term nature of this Facility, when we have outstanding borrowings under this Facility, they will be classified as long-term debt.
At September 30, 2014 and June 30, 2014, we had no borrowings outstanding under this Facility. At September 30, 2014, we had approximately $4.2 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three months ended September 30, 2014 and 2013. At September 30, 2014 and June 30, 2014, we exceeded the requirements of the financial covenants by substantial margins. At September 30, 2014, we were not aware of any event that would constitute a default under the Facility.
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

Note 4 – Income Taxes
Accrued Federal income taxes of approximately $2.9 million were included in accrued liabilities at September 30, 2014. Prepaid Federal, state and local income taxes of approximately $9.7 million were included in deferred income taxes and other current assets at June 30, 2014. The prepaid balance at June 30, 2014 was due to the impact of the loss on the sale of our candle manufacturing and marketing operations.
The gross tax contingency reserve at September 30, 2014 was approximately $1.0 million and consisted of tax liabilities of approximately $0.6 million and penalties and interest of approximately $0.4 million. We have not classified any of the gross tax contingency reserve as current liabilities as none of these amounts are expected to be resolved within the next 12 months. The entire liability of approximately $1.0 million was included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.

Note 5 – Stock-Based Compensation
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
There were no SSSARs grants in the three months ended September 30, 2014. In August 2013, we granted SSSARs under the terms of the 2005 Plan. The following table summarizes information relating to this grant:

Three Months Ended September 30, 2013
SSSARs granted	2
Weighted average grant date fair value per right	$10.14
Weighted average assumptions used in fair value calculations:
Risk-free interest rate	0.61%
Dividend yield	2.01%
Volatility factor of the expected market price of our common stock	23.00%
Weighted average expected life in years	2.68
For this grant, the volatility factor was estimated based on actual historical volatility of our stock for a time period equal to the term of the SSSARs. The expected average life was determined based on historical exercise experience for this type of grant. The SSSARs we grant vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. As needed, we estimate a forfeiture rate for our SSSARs grants based on historical experience.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We recognize compensation expense over the requisite service period. Compensation expense was reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification. We recorded tax benefits and excess tax benefits related to SSSARs. These excess tax benefits were included in the financing section of the Condensed Consolidated Statements of Cash Flows. The following table summarizes our continuing operations SSSARs compensation expense and tax benefits recorded:

	Three Months Ended September 30,
	2014	2013
Compensation expense	$354	$297
Tax benefits	$124	$104
Intrinsic value of exercises	$478	$18
Excess tax benefits	$167	$6
The total fair values of SSSARs vested were as follows:

	Three Months Ended September 30,
	2014	2013
Fair value of vested rights	$7	$—
The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the three months ended September 30, 2014:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	358	$76.75
Exercised	(33)	$64.00
Granted	—	$—
Forfeited	(31)	$79.57
Outstanding at end of period	294	$77.89	3.42	$2,691
Exercisable and vested at end of period	52	$65.23	1.95	$1,040
Vested and expected to vest at end of period	288	$77.86	3.42	$2,637
At September 30, 2014, there was approximately $1.3 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of approximately 2 years.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.

There were no grants of restricted stock during the three months ended September 30, 2014. In August 2013, we granted 200 shares of restricted stock under the terms of the 2005 Plan. The grant date fair value was approximately $16,000 and the grant date fair value per award was $79.78. The restricted stock under this employee grant vests on the third anniversary of the grant date. As needed, we estimate a forfeiture rate for our restricted stock grants based on historical experience. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status. No restricted stock vested during the three months ended September 30, 2014 and 2013.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We recognize compensation expense over the requisite service period. Compensation expense was reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification. We recorded tax benefits and excess tax benefits related to restricted stock. These excess tax benefits were included in the financing section of the Condensed Consolidated Statements of Cash Flows. The following table summarizes our continuing operations restricted stock compensation expense and tax benefits recorded:

	Three Months Ended September 30,
	2014	2013
Compensation expense	$457	$330
Tax benefits	$160	$115
Excess tax benefits	$—	$2

The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the three months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of year	58	$79.09
Granted	—	$—
Vested	—	$—
Forfeited	(3)	$79.32
Unvested restricted stock at end of period	55	$79.07
At September 30, 2014, there was approximately $2.1 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 2 years.

Note 6 – Pension Benefits
We sponsor multiple defined benefit pension plans that covered certain union workers. However, as a result of prior-years' restructuring activities, for all periods presented, we no longer have any active employees continuing to accrue service cost or otherwise eligible to receive plan benefits. Benefits being paid under the plans are primarily based on negotiated rates and years of service. We contribute to these plans at least the minimum amount required by regulation.
The following table summarizes the components of net periodic benefit income for our pension plans:

	Three Months Ended September 30,
	2014	2013
Components of net periodic benefit income
Interest cost	$403	$438
Expected return on plan assets	(658)	(614)
Amortization of unrecognized net loss	107	115
Net periodic benefit income	$(148)	$(61)
For the three months ended September 30, 2014, we made no pension plan contributions and we do not expect to make any contributions to our pension plans during 2015.

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
The following table summarizes the components of net periodic benefit cost for our postretirement plans:

	Three Months Ended September 30,
	2014	2013
Components of net periodic benefit cost
Service cost	$8	$8
Interest cost	27	32
Amortization of unrecognized net gain	(7)	(7)
Amortization of prior service asset	(1)	(1)
Net periodic benefit cost	$27	$32
For the three months ended September 30, 2014, we made approximately $27,000 in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2015.

Note 8 – Commitments and Contingencies
At September 30, 2014, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.

Note 9 – Business Segment Information
The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2014 consolidated financial statements. The September 30, 2014 identifiable assets by reportable segment are generally consistent with that of June 30, 2014.

	Three Months Ended September 30,
	2014	2013
Net Sales - Specialty Foods	$259,987	$248,137
Operating Income
Specialty Foods	$37,499	$39,543
Corporate Expenses	(2,895)	(3,112)
Total	$34,604	$36,431

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2015 refers to fiscal 2015, which is the period from July 1, 2014 to June 30, 2015.
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
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Net Sales - Specialty Foods	$259,987	$248,137	$11,850	5%
Gross Margin	$57,424	$57,171	$253	—%
Gross Margin as a Percentage of Net Sales	22.1%	23.0%

Net sales for the three months ended September 30, 2014 increased approximately 5%. Retail net sales increased approximately 6% during the quarter ended September 30, 2014 on higher sales of dressings, dips and frozen garlic bread, but were limited by placement costs for new products. Foodservice net sales improved approximately 4%, primarily due to increased sales to national chain restaurants, and in spite of lower pricing, which totaled less than 1% of segment net sales. The segment's overall sales volume, as measured by pounds shipped, is estimated to have improved by approximately 4% for the three months ended September 30, 2014.
Gross margin percentages declined for the three months ended September 30, 2014, as the benefits from the improved sales volumes and favorable material costs were offset by higher freight expense, placement costs for new products and increased operating costs due to ongoing capacity constraints in our dressing and sauce manufacturing. We estimate that lower material costs beneficially affected the segment's gross margins by approximately 1% of net sales for the three months ended September 30, 2014, with over half of that benefit offset by lower pricing.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
SG&A Expenses	$22,820	$20,740	$2,080	10%
SG&A Expenses as a Percentage of Net Sales	8.8%	8.4%
Consolidated selling, general and administrative costs totaled approximately $22.8 million for the three months ended September 30, 2014 compared to the $20.7 million incurred for the three months ended September 30, 2013. The increase in these costs was driven by higher trade promotion spending, especially on new products.
Operating Income
The foregoing factors contributed to consolidated operating income totaling approximately $34.6 million for the three months ended September 30, 2014. Our operating income can be summarized as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Change
Operating Income
Specialty Foods	$37,499	$39,543	$(2,044)	(5)%
Corporate Expenses	(2,895)	(3,112)	217	(7)%
Total	$34,604	$36,431	$(1,827)	(5)%
Operating Income as a Percentage of Net Sales
Specialty Foods	14.4%	15.9%
Total	13.3%	14.7%

Looking forward, we are entering our strongest seasonal quarter due to the holiday impact. Our fiscal second quarter will be important for evaluating the consumer acceptance of our new products introduced in the spring and we anticipate continued investment in placement and promotional costs to support these new items. We anticipate material costs, net of the impacts of deflationary foodservice pricing, to be slightly unfavorable for our fiscal second quarter. We also foresee the quarter being challenged by higher freight costs and incremental costs associated with our dressing and sauce capacity constraints as we work to complete and bring on line our new capacity in the latter half of the second quarter.
Interest Income and Other – Net
Interest income and other was not material in the three months ended September 30, 2014 and 2013 due to the nominal interest rates earned by us on our cash balances and our capital structure.

Income From Continuing Operations Before Income Taxes
As impacted by the factors discussed above, income from continuing operations before income taxes for the three months ended September 30, 2014 decreased by approximately $1.8 million to $34.6 million from the prior-year total of $36.4 million. Our effective tax rate was 34.2% for the three months ended September 30, 2014, as compared to the prior-year rate of 33.9%.
Income From Continuing Operations
First quarter income from continuing operations for 2015 of approximately $22.8 million decreased from the preceding year's income from continuing operations for the quarter of $24.1 million, as influenced by the factors noted above. Income per common share from continuing operations for the first quarter of 2015 totaled approximately $0.83 per basic and diluted share, as compared to $0.88 per basic and diluted share recorded in the prior year.
Income From Discontinued Operations, Net of Tax
There were no discontinued operations in 2015. Income from discontinued operations, net of tax, totaled approximately $0.7 million for the three months ended September 30, 2013, or approximately $0.03 per basic and diluted share.
Net Income
First quarter net income for 2015 of approximately $22.8 million decreased from the preceding year’s net income for the quarter of $24.8 million, as influenced by the factors noted above. Net income per share for the first quarter of 2015 totaled approximately $0.83 per basic and diluted share, as compared to net income of $0.91 per basic and diluted share in the prior year.
FINANCIAL CONDITION
For the three months ended September 30, 2014, net cash provided by operating activities totaled approximately $35.9 million, as compared to $26.5 million in the prior-year period. The increase primarily resulted from the relative changes in working capital, particularly accounts receivable, accounts payable and accrued liabilities. The prior-year receivables included the seasonal impact of our disposed Glassware and Candles segment. In addition, the current year reflects increases in accrued taxes, freight and compensation and employee benefits within accrued liabilities.
Cash used in investing activities for the three months ended September 30, 2014 was approximately $8.0 million, as compared to $2.6 million in the prior year. This increase reflected a higher level of capital expenditures in 2015, the majority of this being spent on our processing capacity expansion project at our Horse Cave, Kentucky dressing facility.
Cash used in financing activities for the three months ended September 30, 2014 of approximately $11.9 million decreased from the prior-year total of $14.2 million. This decrease was primarily due to the absence of share repurchases in the current year compared to $3.0 million of repurchases in the prior year, as partially offset by higher dividend payments. At September 30, 2014, approximately 1,426,000 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility ("Facility"), we may borrow up to a maximum of $120 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this Facility at September 30, 2014. At September 30, 2014, we had approximately $4.2 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Based on the long-term nature of this Facility, when we have outstanding borrowings under this Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2014, we were in compliance with all applicable provisions and covenants of the Facility, and we exceeded the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the Facility’s covenants for the foreseeable future. However, a default under the Facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the Facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At September 30, 2014, we were not aware of any event that would constitute a default under the Facility.

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
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. Examples of items not recognized as liabilities in our condensed consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of September 30, 2014 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2014 Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those disclosed in our 2014 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 14-09”) which creates a comprehensive set of guidelines for the recognition of revenue under the principle: “Recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The requirements of ASU 14-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact this ASU will have on our financial position and results of operations.
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
Items which could impact these forward-looking statements include, but are not limited to:

•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	price and product competition;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	the possible occurrence of product recalls or mislabeled product costs;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	efficiencies in plant operations;

•	fluctuations in the cost and availability of raw materials and packaging;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	dependence on contract manufacturers;

•	stability of labor relations;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	dependence on key personnel;

•	changes in financial markets;

•	access to any required financing;

•	changes in estimates in critical accounting judgments;

•	the outcome of any litigation or arbitration; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2014 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2014 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 1,426,000 shares remained authorized for future repurchases at September 30, 2014. This share repurchase authorization does not have a stated expiration date. In the first quarter, we did not repurchase any of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1-31, 2014	—	$—	—	1,425,949
August 1-31, 2014	—	$—	—	1,425,949
September 1-30, 2014	—	$—	—	1,425,949
Total	—	$—	—	1,425,949

Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	November 7, 2014	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date:	November 7, 2014	By:	/s/ DOUGLAS A. FELL
Douglas A. Fell
Treasurer, Vice President,
Assistant Secretary and
Chief Financial Officer
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2014
INDEX TO EXHIBITS

Exhibit Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith