Form 10-Q
period 2014-12-31
LANCASTER COLONY CORP
filed 2015-02-06
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
As of January 23, 2015, there were approximately 27,352,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	December 31, 2014	June 30, 2014
ASSETS
Current Assets:
Cash and equivalents	$256,148	$211,539
Receivables (less allowance for doubtful accounts, December-$557; June-$432)	58,910	57,808
Inventories:
Raw materials	28,742	28,069
Finished goods	40,139	46,447
Total inventories	68,881	74,516
Deferred income taxes and other current assets	16,837	23,428
Total current assets	400,776	367,291
Property, Plant and Equipment:
Land, buildings and improvements	110,875	107,690
Machinery and equipment	246,577	238,791
Total cost	357,452	346,481
Less accumulated depreciation	186,356	177,807
Property, plant and equipment-net	171,096	168,674
Other Assets:
Goodwill	89,840	89,840
Other intangible assets-net	4,904	5,376
Other noncurrent assets	7,861	7,449
Total	$674,477	$638,630
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,487	$37,907
Accrued liabilities	31,036	31,165
Total current liabilities	72,523	69,072
Other Noncurrent Liabilities	21,061	22,208
Deferred Income Taxes	19,626	18,753
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding – December-27,351,677 shares; June-27,339,421 shares	106,230	104,789
Retained earnings	1,198,315	1,167,211
Accumulated other comprehensive loss	(7,936)	(8,061)
Common stock in treasury, at cost	(735,342)	(735,342)
Total shareholders’ equity	561,267	528,597
Total	$674,477	$638,630
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Net Sales	$303,411	$292,281	$563,398	$540,418
Cost of Sales	224,758	210,658	427,321	401,624
Gross Margin	78,653	81,623	136,077	138,794
Selling, General and Administrative Expenses	28,437	25,438	51,257	46,178
Operating Income	50,216	56,185	84,820	92,616
Interest Income and Other-Net	(47)	(86)	(39)	(124)
Income From Continuing Operations Before Income Taxes	50,169	56,099	84,781	92,492
Taxes Based on Income	17,215	18,966	29,066	31,307
Income From Continuing Operations	32,954	37,133	55,715	61,185
Income From Discontinued Operations, Net of Tax	—	2,101	—	2,850
Net Income	$32,954	$39,234	$55,715	$64,035
Income Per Common Share From Continuing Operations:
Basic	$1.21	$1.36	$2.04	$2.24
Diluted	$1.20	$1.36	$2.04	$2.24
Income Per Common Share From Discontinued Operations:
Basic and diluted	$—	$0.08	$—	$0.10
Net Income Per Common Share:
Basic	$1.21	$1.44	$2.04	$2.35
Diluted	$1.20	$1.44	$2.04	$2.34

Cash Dividends Per Common Share	$0.46	$0.44	$0.90	$0.84

Weighted Average Common Shares Outstanding:
Basic	27,294	27,244	27,290	27,256
Diluted	27,323	27,299	27,319	27,306
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands)	2014	2013	2014	2013
Net Income	$32,954	$39,234	$55,715	$64,035
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	100	108	200	216
Amortization of prior service asset, before tax	(1)	(1)	(2)	(2)
Total Other Comprehensive Income, Before Tax	99	107	198	214
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(37)	(39)	(73)	(79)
Amortization of prior service asset, tax	—	—	—	—
Total Tax Expense	(37)	(39)	(73)	(79)
Other Comprehensive Income, Net of Tax	62	68	125	135
Comprehensive Income	$33,016	$39,302	$55,840	$64,170
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
(Amounts in thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$55,715	$64,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,665	10,649
Deferred income taxes and other noncash changes	1,130	672
Stock-based compensation expense	1,519	1,200
Excess tax benefit from stock-based compensation	(242)	(39)
Gain on sale of property	—	(6)
Pension plan activity	(296)	(122)
Changes in operating assets and liabilities:
Receivables	(1,227)	(16,666)
Inventories	5,635	16,611
Other current assets	7,033	6,716
Accounts payable and accrued liabilities	4,060	1,022
Net cash provided by operating activities	82,992	84,072
Cash Flows From Investing Activities:
Payments on property additions	(13,069)	(4,370)
Proceeds from sale of property	—	6
Other-net	(945)	(656)
Net cash used in investing activities	(14,014)	(5,020)
Cash Flows From Financing Activities:
Purchase of treasury stock	—	(2,957)
Payment of dividends	(24,611)	(22,933)
Excess tax benefit from stock-based compensation	242	39
Decrease in cash overdraft balance	—	(324)
Net cash used in financing activities	(24,369)	(26,175)
Net change in cash and equivalents	44,609	52,877
Cash and equivalents at beginning of year	211,539	123,385
Cash and equivalents at end of period	$256,148	$176,262
Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$19,472	$25,016
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Purchases of property, plant and equipment included in accounts payable and excluded from the property additions and the change in accounts payable in the Condensed Consolidated Statements of Cash Flows were as follows:

	December 31,
	2014	2013
Construction in progress in accounts payable	$1,055	$68
Accrued Distribution
Accrued distribution costs included in accrued liabilities were approximately $8.3 million and $6.4 million at December 31, 2014 and June 30, 2014, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted income per common share from continuing operations were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Income from continuing operations	$32,954	$37,133	$55,715	$61,185
Income from continuing operations available to participating securities	(57)	(51)	(95)	(83)
Income from continuing operations available to common shareholders	$32,897	$37,082	$55,620	$61,102

Weighted average common shares outstanding – basic	27,294	27,244	27,290	27,256
Incremental share effect from:
Nonparticipating restricted stock	3	3	4	4
Stock-settled stock appreciation rights	26	52	25	46
Weighted average common shares outstanding – diluted	27,323	27,299	27,319	27,306

Income per common share from continuing operations – basic	$1.21	$1.36	$2.04	$2.24
Income per common share from continuing operations – diluted	$1.20	$1.36	$2.04	$2.24
Reclassifications Out of Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Accumulated other comprehensive loss at beginning of period	$(7,998)	$(8,324)	$(8,061)	$(8,391)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss (1)	107	115	214	230
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain (1)	(7)	(7)	(14)	(14)
Amortization of prior service asset (1)	(1)	(1)	(2)	(2)
Total other comprehensive income, before tax	99	107	198	214
Total tax expense	(37)	(39)	(73)	(79)
Other comprehensive income, net of tax	62	68	125	135
Accumulated other comprehensive loss at end of period	$(7,936)	$(8,256)	$(7,936)	$(8,256)
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
Note 2 – Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was approximately $89.8 million at December 31, 2014 and June 30, 2014.

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	December 31, 2014	June 30, 2014
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(218)	(214)
Net carrying value	$152	$156
Customer Relationships (12 to 15-year life)
Gross carrying value	$13,020	$13,020
Accumulated amortization	(8,268)	(7,800)
Net carrying value	$4,752	$5,220
Total net carrying value	$4,904	$5,376
Amortization expense for our other intangible assets was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Amortization expense	$236	$237	$472	$473
Total annual amortization expense for each of the next five years is estimated to be as follows:

2016	$775
2017	$604
2018	$604
2019	$604
2020	$604

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 3 – Long-Term Debt
At December 31, 2014 and June 30, 2014, we had an unsecured credit facility ("Facility") under which we may borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million based on obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 18, 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Based on the long-term nature of this Facility, when we have outstanding borrowings under this Facility, they will be classified as long-term debt.
At December 31, 2014 and June 30, 2014, we had no borrowings outstanding under this Facility. At December 31, 2014, we had approximately $4.2 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three and six months ended December 31, 2014 and 2013. At December 31, 2014 and June 30, 2014, we exceeded the requirements of the financial covenants by substantial margins. At December 31, 2014, we were not aware of any event that would constitute a default under the Facility.
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

Note 4 – Income Taxes
Prepaid Federal, state and local income taxes of approximately $1.0 million and $9.7 million were included in deferred income taxes and other current assets at December 31, 2014 and June 30, 2014, respectively. The significant prepaid balance at June 30, 2014 was due to the impact of the tax effect of the loss on the sale of our candle manufacturing and marketing operations.
The gross tax contingency reserve at December 31, 2014 was approximately $1.0 million and consisted of tax liabilities of approximately $0.6 million and penalties and interest of approximately $0.4 million. We have not classified any of the gross tax contingency reserve as current liabilities as none of these amounts are expected to be resolved within the next 12 months. The entire liability of approximately $1.0 million was included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.

Note 5 – Stock-Based Compensation
Our shareholders previously approved the adoption of and subsequent amendments to the Lancaster Colony Corporation 2005 Stock Plan (the “2005 Plan”). The 2005 Plan reserved 2,000,000 common shares for issuance to our employees and directors, and all awards granted under the 2005 Plan will be exercisable at prices not less than fair market value as of the date of the grant. The vesting period for awards granted under the 2005 Plan varies as to the type of award granted, but generally these awards have a maximum term of five years.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

There were no SSSARs grants in the six months ended December 31, 2014. In August 2013, we granted SSSARs under the terms of the 2005 Plan. The following table summarizes information relating to this grant:

Six Months Ended December 31, 2013
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Compensation expense	$231	$203	$585	$500
Tax benefits	$81	$71	$205	$175
Intrinsic value of exercises	$178	$70	$656	$88
Excess tax benefits	$63	$25	$230	$31
The total fair values of SSSARs vested were as follows:

	Six Months Ended December 31,
	2014	2013
Fair value of vested rights	$7	$—

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the six months ended December 31, 2014:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	358	$76.75
Exercised	(43)	$63.86
Granted	—	$—
Forfeited	(31)	$79.42
Outstanding at end of period	284	$78.40	3.24	$4,325
Exercisable and vested at end of period	42	$65.66	1.82	$1,178
Vested and expected to vest at end of period	278	$78.38	3.24	$4,236
At December 31, 2014, there was approximately $1.1 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of approximately 2 years.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.

There were no grants of restricted stock to employees during the six months ended December 31, 2014. In August 2013, we granted 200 shares of restricted stock under the terms of the 2005 Plan. The grant date fair value was approximately $16,000 and the grant date fair value per award was $79.78. The restricted stock under this employee grant vests on the third anniversary of the grant date. As needed, we estimate a forfeiture rate for our restricted stock grants based on historical experience. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status. No employee restricted stock vested during the six months ended December 31, 2014 and 2013.
In November 2014 and 2013, we granted shares of restricted stock to our nonemployee directors under the terms of the 2005 Plan. The following table summarizes information relating to each of these grants:

	Six Months Ended December 31,
	2014	2013
Nonemployee directors
Restricted stock granted	7	6
Grant date fair value	$639	$490
Weighted average grant date fair value per award	$92.92	$84.42
The 2015 grant vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests. Approximately 6,000 and 7,000 shares of nonemployee director restricted stock vested in the six months ended December 31, 2014 and 2013, respectively, and the directors were paid the related dividends.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Compensation expense	$477	$331	$934	$661
Tax benefits	$167	$116	$327	$231
Excess tax benefits	$12	$6	$12	$8
The total fair values of restricted stock vested were as follows:

	Six Months Ended December 31,
	2014	2013
Fair value of vested shares	$490	$490
The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the six months ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of year	58	$79.09
Granted	7	$92.92
Vested	(6)	$84.24
Forfeited	(3)	$78.62
Unvested restricted stock at end of period	56	$80.27
At December 31, 2014, there was approximately $2.3 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of approximately 2 years.

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
The following table summarizes the components of net periodic benefit income for our pension plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Components of net periodic benefit income
Interest cost	$403	$438	$806	$876
Expected return on plan assets	(658)	(614)	(1,316)	(1,228)
Amortization of unrecognized net loss	107	115	214	230
Net periodic benefit income	$(148)	$(61)	$(296)	$(122)
For the three and six months ended December 31, 2014, we made no pension plan contributions and we do not expect to make any contributions to our pension plans during 2015.

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
The following table summarizes the components of net periodic benefit cost for our postretirement plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$8	$8	$16	$16
Interest cost	27	32	54	64
Amortization of unrecognized net gain	(7)	(7)	(14)	(14)
Amortization of prior service asset	(1)	(1)	(2)	(2)
Net periodic benefit cost	$27	$32	$54	$64
For the three and six months ended December 31, 2014, we made approximately $27,000 and $54,000, respectively, in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2015.

Note 8 – Commitments and Contingencies
At December 31, 2014, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.

Note 9 – Business Segment Information
The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2014 consolidated financial statements. The December 31, 2014 identifiable assets by reportable segment are generally consistent with that of June 30, 2014.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net Sales - Specialty Foods	$303,411	$292,281	$563,398	$540,418
Operating Income
Specialty Foods	$53,240	$59,413	$90,739	$98,956
Corporate Expenses	(3,024)	(3,228)	(5,919)	(6,340)
Total	$50,216	$56,185	$84,820	$92,616

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
We view this segment as having the potential to achieve future growth in sales and profitability due to attributes such as:

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
We have made substantial capital investments to support our existing food operations and future growth opportunities. Based on our current plans and expectations, we believe our capital expenditures for 2015 could total approximately $20 million.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2014	2013	Change		2014	2013	Change
Net Sales - Specialty Foods	$303,411	$292,281	$11,130	4%	$563,398	$540,418	$22,980	4%
Gross Margin	$78,653	$81,623	$(2,970)	(4)%	$136,077	$138,794	$(2,717)	(2)%
Gross Margin as a Percentage of Net Sales	25.9%	27.9%			24.2%	25.7%

Net sales for both the three and six months ended December 31, 2014 increased approximately 4%, and, in general, the growth was driven by volume. Retail net sales increased approximately 1% and 3% during the three and six months ended December 31, 2014, respectively, on higher sales of New York BRAND® frozen garlic bread, Olive Garden® retail dressings and Marzetti® refrigerated dressings, but were offset in part by increased promotional spending on some retail product offerings and by placement costs for new products. Foodservice net sales improved approximately 7% and 5% for the quarter and year-to-date periods, respectively, primarily due to increased sales to national chain restaurants. In general, the impacts of pricing for both retail and foodservice were less than 1% of segment net sales. The segment's overall sales volume, as measured by pounds shipped, is estimated to have improved by approximately 4% for both the three and six months ended December 31, 2014.
Gross margin percentages declined for the three and six months ended December 31, 2014, as the benefits from the improved sales volumes were offset by increased operating costs due to ongoing capacity constraints in our dressing manufacturing, higher freight expense, and the increased promotional spending on some retail product offerings and placement costs for new products. We estimate that lower material costs beneficially affected the segment's gross margins by less than 1% of net sales for the three and six months ended December 31, 2014.
Selling, General and Administrative Expenses

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2014	2013	Change		2014	2013	Change
SG&A Expenses	$28,437	$25,438	$2,999	12%	$51,257	$46,178	$5,079	11%
SG&A Expenses as a Percentage of Net Sales	9.4%	8.7%			9.1%	8.5%
Consolidated selling, general and administrative expenses increased approximately 12% and 11% for the three and six months ended December 31, 2014, respectively. The increase in these costs was driven by higher consumer promotional spending on new products, as well as increased consumer spending on certain branded retail products.
Operating Income
The foregoing factors contributed to consolidated operating income totaling approximately $50.2 million and $84.8 million for the three and six months ended December 31, 2014, respectively. Our operating income can be summarized as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2014	2013	Change		2014	2013	Change
Operating Income
Specialty Foods	$53,240	$59,413	$(6,173)	(10)%	$90,739	$98,956	$(8,217)	(8)%
Corporate Expenses	(3,024)	(3,228)	204	(6)%	(5,919)	(6,340)	421	(7)%
Total	$50,216	$56,185	$(5,969)	(11)%	$84,820	$92,616	$(7,796)	(8)%
Operating Income as a Percentage of Net Sales
Specialty Foods	17.5%	20.3%			16.1%	18.3%
Total	16.6%	19.2%			15.1%	17.1%

Looking forward, as we enter the second half of our fiscal year, we anticipate continued investment in certain branded retail products and promotional costs to support new products introduced last spring. We expect continued higher freight costs, but we anticipate material costs, net of the impacts of deflationary foodservice pricing, to be neutral for the balance of the fiscal year. We also foresee the second half will gradually begin to capture the cost benefits from the recently completed dressing capacity expansion project in Horse Cave, Kentucky. Finally, given this year's earlier Easter holiday, we anticipate a shift in some of our net sales and related consumer activities into our fiscal third quarter.
Interest Income and Other – Net
Interest income and other was not material in the three and six months ended December 31, 2014 and 2013 due to the nominal interest rates earned by us on our cash balances and our capital structure.

Income From Continuing Operations Before Income Taxes
As impacted by the factors discussed above, income from continuing operations before income taxes for the three months ended December 31, 2014 decreased by approximately $5.9 million to $50.2 million from the prior-year total of $56.1 million. Income from continuing operations before income taxes for the six months ended December 31, 2014 and 2013 was approximately $84.8 million and $92.5 million, respectively. Consistent with our expectations and guidance, our effective tax rate was 34.3% for the six months ended December 31, 2014, as compared to the prior-year rate of 33.8%.
Income From Continuing Operations
Second quarter income from continuing operations for 2015 of approximately $33.0 million decreased from the preceding year's income from continuing operations for the quarter of $37.1 million, as influenced by the factors noted above. Our weighted average shares outstanding remained fairly consistent for all periods due to the absence of or limited levels of share grants or share repurchases. Consequently, and as largely influenced by the decline in income from continuing operations, diluted income per common share from continuing operations declined from $1.36 for the prior year to $1.20 per diluted share for the second quarter of 2015. Year-to-date income from continuing operations of approximately $55.7 million decreased from the prior year-to-date total of $61.2 million. Year-to-date income from continuing operations per share was $2.04 per diluted share compared to $2.24 per diluted share for the prior-year period.
Income From Discontinued Operations, Net of Tax
There were no discontinued operations in 2015. Income from discontinued operations, net of tax, totaled approximately $2.1 million and $2.8 million for the three and six months ended December 31, 2013, respectively. Income from discontinued operations per share for the second quarter of 2014 was $0.08 per diluted share. Year-to-date income from discontinued operations per share was $0.10 per diluted share for the six months ended December 31, 2013.
Net Income
Second quarter net income for 2015 of approximately $33.0 million decreased from the preceding year’s net income for the quarter of $39.2 million, as influenced by the factors noted above. Year-to-date net income of approximately $55.7 million was lower than the prior year-to-date total of $64.0 million. Net income per share for the second quarter of 2015 totaled $1.20 per diluted share, as compared to net income of $1.44 per diluted share in the prior year. Year-to-date net income per share was $2.04 per diluted share, as compared to $2.34 per diluted share for the prior-year period.
FINANCIAL CONDITION
For the six months ended December 31, 2014, net cash provided by operating activities totaled approximately $83.0 million, as compared to $84.1 million in the prior-year period. The slight decrease results from the decrease in net income being largely offset by the net increase in the relative changes in working capital, particularly accounts receivable, inventory and accounts payable. The prior-year receivables and inventory included the seasonal impact of our disposed Glassware and Candles segment.
Cash used in investing activities for the six months ended December 31, 2014 was approximately $14.0 million, as compared to $5.0 million in the prior year. This increase reflected a higher level of capital expenditures in 2015, the majority of this being spent on our processing capacity expansion project at our Horse Cave, Kentucky dressing facility, which was essentially complete at December 31, 2014.
Cash used in financing activities for the six months ended December 31, 2014 of approximately $24.4 million decreased from the prior-year total of $26.2 million. This decrease was primarily due to the absence of share repurchases in the current year compared to $3.0 million of repurchases in the prior year, as partially offset by higher dividend payments. At December 31, 2014, approximately 1,426,000 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility ("Facility"), we may borrow up to a maximum of $120 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this Facility at December 31, 2014. At December 31, 2014, we had approximately $4.2 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Based on the long-term nature of this Facility, when we have outstanding borrowings under this Facility, they will be classified as long-term debt.

The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2014, we were in compliance with all applicable provisions and covenants of the Facility, and we exceeded the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the Facility’s covenants for the foreseeable future. However, a default under the Facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the Facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At December 31, 2014, we were not aware of any event that would constitute a default under the Facility.
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
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. Examples of such purchase obligations are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2014 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2014 Annual Report on Form 10-K.
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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which approximately 1,426,000 shares remained authorized for future repurchases at December 31, 2014. This share repurchase authorization does not have a stated expiration date. In the second quarter, we did not repurchase any of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1-31, 2014	—	$—	—	1,425,949
November 1-30, 2014	—	$—	—	1,425,949
December 1-31, 2014	—	$—	—	1,425,949
Total	—	$—	—	1,425,949

Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	February 6, 2015	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date:	February 6, 2015	By:	/s/ DOUGLAS A. FELL
Douglas A. Fell
Treasurer, Vice President,
Assistant Secretary and
Chief Financial Officer
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2014
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