Form 10-Q
period 2015-03-31
LANCASTER COLONY CORP
filed 2015-05-07
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of April 24, 2015, there were 27,357,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	March 31, 2015	June 30, 2014
ASSETS
Current Assets:
Cash and equivalents	$161,417	$211,539
Receivables (less allowance for doubtful accounts, March-$194; June-$432)	69,374	57,808
Inventories:
Raw materials	29,951	28,069
Finished goods	42,319	46,447
Total inventories	72,270	74,516
Deferred income taxes and other current assets	26,128	23,428
Total current assets	329,189	367,291
Property, Plant and Equipment:
Land, buildings and improvements	112,836	107,690
Machinery and equipment	253,537	238,791
Total cost	366,373	346,481
Less accumulated depreciation	190,878	177,807
Property, plant and equipment-net	175,495	168,674
Other Assets:
Goodwill	126,723	89,840
Other intangible assets-net	51,696	5,376
Other noncurrent assets	8,127	7,449
Total	$691,230	$638,630
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,796	$37,907
Accrued liabilities	33,226	31,165
Total current liabilities	77,022	69,072
Other Noncurrent Liabilities	20,868	22,208
Deferred Income Taxes	23,969	18,753
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding – March-27,356,804 shares; June-27,339,421 shares	107,020	104,789
Retained earnings	1,206,136	1,167,211
Accumulated other comprehensive loss	(7,874)	(8,061)
Common stock in treasury, at cost	(735,911)	(735,342)
Total shareholders’ equity	569,371	528,597
Total	$691,230	$638,630
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net Sales	$263,400	$241,849	$826,798	$782,267
Cost of Sales	206,775	189,941	634,096	591,565
Gross Margin	56,625	51,908	192,702	190,702
Selling, General and Administrative Expenses	25,417	23,073	76,674	69,251
Operating Income	31,208	28,835	116,028	121,451
Interest Income and Other-Net	(138)	(204)	(177)	(328)
Income From Continuing Operations Before Income Taxes	31,070	28,631	115,851	121,123
Taxes Based on Income	10,667	9,731	39,733	41,038
Income From Continuing Operations	20,403	18,900	76,118	80,085
Discontinued Operations, Net of Tax:
Income from discontinued operations	—	325	—	3,175
Loss on sale of discontinued operations	—	(29,601)	—	(29,601)
Total discontinued operations	—	(29,276)	—	(26,426)
Net Income (Loss)	$20,403	$(10,376)	$76,118	$53,659
Income Per Common Share From Continuing Operations:
Basic and diluted	$0.75	$0.69	$2.78	$2.93
Loss Per Common Share From Discontinued Operations:
Basic and diluted	$—	$(1.07)	$—	$(0.97)
Net Income (Loss) Per Common Share:
Basic	$0.75	$(0.38)	$2.78	$1.97
Diluted	$0.75	$(0.38)	$2.78	$1.96

Cash Dividends Per Common Share	$0.46	$0.44	$1.36	$1.28

Weighted Average Common Shares Outstanding:
Basic	27,303	27,261	27,294	27,258
Diluted	27,330	27,297	27,323	27,303
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands)	2015	2014	2015	2014
Net Income (Loss)	$20,403	$(10,376)	$76,118	$53,659
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	100	109	300	325
Amortization of prior service asset, before tax	(1)	(1)	(3)	(3)
Total Other Comprehensive Income, Before Tax	99	108	297	322
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(38)	(41)	(111)	(120)
Amortization of prior service asset, tax	1	1	1	1
Total Tax Expense	(37)	(40)	(110)	(119)
Other Comprehensive Income, Net of Tax	62	68	187	203
Comprehensive Income (Loss)	$20,465	$(10,308)	$76,305	$53,862
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
(Amounts in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$76,118	$53,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,937	15,596
Deferred income taxes and other noncash changes	2,527	5,144
Stock-based compensation expense	2,211	1,777
Excess tax benefit from stock-based compensation	(456)	(927)
Gain on sale of property	—	(6)
Loss on sale of discontinued operations	—	44,027
Pension plan activity	(444)	(182)
Changes in operating assets and liabilities:
Receivables	(8,981)	(10,813)
Inventories	5,996	7,901
Other current assets	(1,853)	(13,602)
Accounts payable and accrued liabilities	6,508	(3,779)
Net cash provided by operating activities	96,563	98,795
Cash Flows From Investing Activities:
Cash paid for acquisition, net of cash acquired	(92,217)	—
Payments on property additions	(15,752)	(8,143)
Proceeds from sale of property	—	6
Proceeds from sale of discontinued operations	—	25,616
Other-net	(1,410)	(854)
Net cash (used in) provided by investing activities	(109,379)	16,625
Cash Flows From Financing Activities:
Purchase of treasury stock	(569)	(3,120)
Payment of dividends	(37,193)	(34,960)
Excess tax benefit from stock-based compensation	456	927
Decrease in cash overdraft balance	—	(324)
Net cash used in financing activities	(37,306)	(37,477)
Net change in cash and equivalents	(50,122)	77,943
Cash and equivalents at beginning of year	211,539	123,385
Cash and equivalents at end of period	$161,417	$201,328
Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$37,835	$36,941
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation, except for those acquired as part of a business combination, which are stated at fair value at the time of purchase. Purchases of property, plant and equipment included in accounts payable and excluded from the property additions and the change in accounts payable in the Condensed Consolidated Statements of Cash Flows were as follows:

	March 31,
	2015	2014
Construction in progress in accounts payable	$489	$1,465
Accrued Distribution
Accrued distribution costs included in accrued liabilities were $6.1 million and $6.4 million at March 31, 2015 and June 30, 2014, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted income per common share from continuing operations were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Income from continuing operations	$20,403	$18,900	$76,118	$80,085
Income from continuing operations available to participating securities	(26)	(21)	(109)	(139)
Income from continuing operations available to common shareholders	$20,377	$18,879	$76,009	$79,946

Weighted average common shares outstanding – basic	27,303	27,261	27,294	27,258
Incremental share effect from:
Nonparticipating restricted stock	2	2	3	3
Stock-settled stock appreciation rights	25	34	26	42
Weighted average common shares outstanding – diluted	27,330	27,297	27,323	27,303

Income per common share from continuing operations – basic and diluted	$0.75	$0.69	$2.78	$2.93
Reclassifications Out of Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Accumulated other comprehensive loss at beginning of period	$(7,936)	$(8,256)	$(8,061)	$(8,391)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss (1)	107	115	321	345
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain (1)	(7)	(6)	(21)	(20)
Amortization of prior service asset (1)	(1)	(1)	(3)	(3)
Total other comprehensive income, before tax	99	108	297	322
Total tax expense	(37)	(40)	(110)	(119)
Other comprehensive income, net of tax	62	68	187	203
Accumulated other comprehensive loss at end of period	$(7,874)	$(8,188)	$(7,874)	$(8,188)
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

Note 2 – Acquisition
On March 13, 2015, we acquired all of the issued and outstanding capital stock of Flatout Holdings, Inc. (“Flatout”), a privately owned manufacturer and marketer of flatbread and pizza crusts based in Saline, Michigan. The purchase price, net of cash acquired, was $92.2 million and was funded by cash on hand. The purchase price is subject to the finalization of cash and net working capital adjustments. Flatout is reported in our Specialty Foods segment, and its results of operations have been included in our condensed consolidated financial statements from the date of acquisition, but such results were not material to our condensed consolidated financial statements.
The following preliminary purchase price allocation is based on the estimated fair value of the net assets acquired, as adjusted for the estimate of the final net working capital of $0.2 million recorded as of March 31:

Balance Sheet Captions	Allocation
Receivables	$2,532
Inventories	3,748
Other current assets	512
Property, plant and equipment	7,198
Goodwill (not tax deductible)	36,883
Other intangible assets	47,100
Current liabilities	(2,310)
Deferred tax liabilities	(3,225)
Net assets acquired	$92,438
Further adjustments are expected to the allocation above as the third-party valuation is finalized and certain tax aspects of the transaction and a customary post-closing review are completed during the measurement period.
The goodwill recognized above arose because the purchase price for Flatout reflects a number of factors including the future earnings and cash flow potential of Flatout and the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our existing product offerings and enter the supermarket deli department. Goodwill also results from the workforce acquired with Flatout.
We have determined the preliminary values and lives of the other intangible assets listed in the allocation above as: $37.6 million for the tradename with an indefinite life; $5.0 million for the customer relationships with a 10-year life; $3.9 million for the technology / know-how with a 10-year life and $0.6 million for the non-compete agreements with a 5-year life. We will continue to evaluate these values and lives during the measurement period.
Pro forma results of operations have not been presented herein as the acquisition was not considered material to our results of operations.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 3 – Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was $126.7 million and $89.8 million at March 31, 2015 and June 30, 2014, respectively. The increase in goodwill is the result of the acquisition of Flatout on March 13, 2015. See further discussion in Note 2.
The following table is a rollforward of goodwill from June 30, 2014 to March 31, 2015:

Carrying Value
Goodwill at beginning of year	$89,840
Goodwill acquired during the period	36,883
Goodwill at end of period	$126,723

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment. The intangible asset values and lives related to the Flatout acquisition, which are included in the table below, are preliminary and subject to further review over the measurement period. See further discussion in Note 2.

	March 31, 2015	June 30, 2014
Tradename (indefinite life)
Gross carrying value	$37,600	$—
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(221)	(214)
Net carrying value	$149	$156
Customer Relationships (10 to 15-year life)
Gross carrying value	$18,020	$13,020
Accumulated amortization	(8,531)	(7,800)
Net carrying value	$9,489	$5,220
Technology / Know-how (10-year life)
Gross carrying value	$3,900	$—
Accumulated amortization	(32)	—
Net carrying value	$3,868	$—
Non-compete Agreements (5-year life)
Gross carrying value	$600	$—
Accumulated amortization	(10)	—
Net carrying value	$590	$—
Total net carrying value	$51,696	$5,376
Amortization expense for our other intangible assets was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Amortization expense	$308	$236	$780	$709

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Total annual amortization expense for each of the next five years is estimated to be as follows:

2016	$1,785
2017	$1,614
2018	$1,614
2019	$1,614
2020	$1,574

Note 4 – Long-Term Debt
At March 31, 2015 and June 30, 2014, we had an unsecured credit facility (“Facility”) under which we may borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million based on obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 18, 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Based on the long-term nature of this Facility, when we have outstanding borrowings under this Facility, they will be classified as long-term debt.
At March 31, 2015 and June 30, 2014, we had no borrowings outstanding under this Facility. At March 31, 2015, we had $4.2 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three and nine months ended March 31, 2015 and 2014. At March 31, 2015 and June 30, 2014, we exceeded the requirements of the financial covenants by substantial margins.
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

Note 5 – Income Taxes
Prepaid Federal, state and local income taxes of $10.3 million and $9.7 million were included in deferred income taxes and other current assets at March 31, 2015 and June 30, 2014, respectively.
The gross tax contingency reserve at March 31, 2015 was $1.0 million and consisted of tax liabilities of $0.6 million and interest and penalties of $0.4 million. We have not classified any of the gross tax contingency reserve as current liabilities as none of these amounts are expected to be resolved within the next 12 months. The entire liability of $1.0 million was included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In the nine months ended March 31, 2015 and 2014, we granted SSSARs under the terms of the 2005 Plan. The following table summarizes information relating to these grants:

	Nine Months Ended March 31,
	2015	2014
SSSARs granted	149	146
Weighted average grant date fair value per right	$9.94	$11.84
Weighted average assumptions used in fair value calculations:
Risk-free interest rate	0.86%	0.75%
Dividend yield	2.02%	1.97%
Volatility factor of the expected market price of our common stock	19.62%	22.35%
Weighted average expected life in years	2.71	3.12
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Compensation expense	$308	$304	$893	$804
Tax benefits	$108	$106	$313	$281
Intrinsic value of exercises	$207	$2,343	$863	$2,431
Excess tax benefits	$72	$820	$302	$851
The total fair values of SSSARs vested were as follows:

	Nine Months Ended March 31,
	2015	2014
Fair value of vested rights	$1,245	$1,138

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the activity relating to SSSARs granted under the 2005 Plan for the nine months ended March 31, 2015:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	358	$76.75
Exercised	(54)	$63.54
Granted	149	$91.13
Forfeited	(31)	$79.42
Outstanding at end of period	422	$83.35	3.73	$4,984
Exercisable and vested at end of period	154	$74.70	2.66	$3,150
Vested and expected to vest at end of period	412	$83.35	3.73	$4,873
At March 31, 2015, there was $2.3 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In the nine months ended March 31, 2015 and 2014, we granted shares of restricted stock to various employees under the terms of the 2005 Plan. The following table summarizes information relating to these grants:

	Nine Months Ended March 31,
	2015	2014
Employees
Restricted stock granted	9	24
Grant date fair value	$845	$2,190
Weighted average grant date fair value per award	$91.13	$89.21
The restricted stock under these employee grants vests on the third anniversary of the grant date. As needed, we estimate a forfeiture rate for our restricted stock grants based on historical experience. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status. In the nine months ended March 31, 2015 and 2014, 19,000 and 6,000 shares, respectively, of employee restricted stock vested.
In November 2014 and 2013, we granted shares of restricted stock to our nonemployee directors under the terms of the 2005 Plan. The following table summarizes information relating to each of these grants:

	Nine Months Ended March 31,
	2015	2014
Nonemployee directors
Restricted stock granted	7	6
Grant date fair value	$639	$490
Weighted average grant date fair value per award	$92.92	$84.42
The 2015 grant vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests. In the nine months ended March 31, 2015 and 2014, 6,000 and 7,000 shares, respectively, of nonemployee director restricted stock vested, and the directors were paid the related dividends.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Compensation expense	$384	$366	$1,318	$1,027
Tax benefits	$134	$128	$461	$359
Excess tax benefits	$142	$68	$154	$76
The total fair values of restricted stock vested were as follows:

	Nine Months Ended March 31,
	2015	2014
Fair value of vested shares	$1,818	$877
The following table summarizes the activity relating to restricted stock granted under the 2005 Plan for the nine months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of year	58	$79.09
Granted	16	$91.89
Vested	(25)	$71.86
Forfeited	(3)	$79.22
Unvested restricted stock at end of period	46	$87.61
At March 31, 2015, there was $2.6 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
The following table summarizes the components of net periodic benefit income for our pension plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Components of net periodic benefit income
Interest cost	$403	$439	$1,209	$1,315
Expected return on plan assets	(658)	(614)	(1,974)	(1,842)
Amortization of unrecognized net loss	107	115	321	345
Net periodic benefit income	$(148)	$(60)	$(444)	$(182)
For the three and nine months ended March 31, 2015, we made no pension plan contributions and we do not expect to make any contributions to our pension plans during 2015.

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
The following table summarizes the components of net periodic benefit cost for our postretirement plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$8	$8	$24	$24
Interest cost	27	33	81	97
Amortization of unrecognized net gain	(7)	(6)	(21)	(20)
Amortization of prior service asset	(1)	(1)	(3)	(3)
Net periodic benefit cost	$27	$34	$81	$98
For the three and nine months ended March 31, 2015, we made $20,000 and $74,000, respectively, in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2015.

Note 9 – Commitments and Contingencies
At March 31, 2015, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.

Note 10 – Business Segment Information
The following summary of financial information by business segment is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2014 consolidated financial statements. The March 31, 2015 identifiable assets by reportable segment are generally consistent with that of June 30, 2014. However, due to the acquisition of Flatout in March 2015, the amount of Specialty Foods assets increased and Corporate assets declined as compared to June 30, 2014. The increase in Specialty Foods assets reflects goodwill and other intangible assets related to the acquisition of Flatout. Corporate assets declined because of a decrease in cash, which is treated as a Corporate asset, due to cash paid for the acquisition of Flatout.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net Sales - Specialty Foods	$263,400	$241,849	$826,798	$782,267
Operating Income
Specialty Foods	$34,170	$31,408	$124,909	$130,364
Corporate Expenses	(2,962)	(2,573)	(8,881)	(8,913)
Total	$31,208	$28,835	$116,028	$121,451

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
Consistent with our current acquisition strategy, in March 2015 we acquired all of the issued and outstanding capital stock of Flatout Holdings, Inc. (“Flatout”), a privately owned manufacturer and marketer of flatbread and pizza crusts based in Saline, Michigan. The purchase price was $92.2 million, net of cash acquired. This transaction is discussed in further detail in Note 2.
We have made substantial capital investments to support our existing food operations and future growth opportunities. Based on our current plans and expectations, we believe our capital expenditures for 2015 will total between $18 and $20 million.

RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2015	2014	Change		2015	2014	Change
Net Sales - Specialty Foods	$263,400	$241,849	$21,551	9%	$826,798	$782,267	$44,531	6%
Gross Margin	$56,625	$51,908	$4,717	9%	$192,702	$190,702	$2,000	1%
Gross Margin as a Percentage of Net Sales	21.5%	21.5%			23.3%	24.4%
In March 2015 we acquired Flatout and its results of operations have been included in our condensed consolidated financial statements from the date of acquisition, but such results were not material to our condensed consolidated financial statements.
Net sales for the three and nine months ended March 31, 2015 increased 9% and 6%, respectively, and the growth was primarily driven by volume and mix. Retail net sales increased 14% and 6% during the three and nine months ended March 31, 2015, respectively. This year's earlier Easter holiday shifted seasonal retail sales into the third quarter. Third quarter retail sales growth was also attributed to higher sales of certain product lines including New York BRAND® frozen garlic bread, New York BRAND® croutons and salad toppings and Olive Garden® retail dressings. For the nine months ended March 31, 2015, retail sales increased on higher sales of New York BRAND® frozen garlic bread and Olive Garden® retail dressings, but were offset in part by increased promotional spending on some retail product offerings and by placement costs for new products. Foodservice net sales improved 4% and 5% for the quarter and year-to-date periods, respectively, primarily due to increased sales to national chain restaurants. The segment's overall sales volume, as measured by pounds shipped, is estimated to have improved by 5% and 4% for the three and nine months ended March 31, 2015, respectively. The impact of a more favorable sales mix was estimated to be 4% and 1% for the three and nine months ended March 31, 2015, respectively. In general, the impacts of pricing for both retail and foodservice were less than 1% of segment net sales for both the three and nine months ended March 31, 2015.
Gross margin percentages were unchanged for the three months ended March 31, 2015 while the year-to-date percentages declined as the benefits from the improved sales volumes were offset by increased operating costs due to capacity constraints in our dressing manufacturing, higher freight expense, and the increased promotional spending on some retail product offerings and placement costs for new products. We estimate that lower ingredient costs beneficially affected the segment's gross margins by less than 1% of net sales for the three and nine months ended March 31, 2015.
Selling, General and Administrative Expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2015	2014	Change		2015	2014	Change
SG&A Expenses	$25,417	$23,073	$2,344	10%	$76,674	$69,251	$7,423	11%
SG&A Expenses as a Percentage of Net Sales	9.6%	9.5%			9.3%	8.9%
Consolidated selling, general and administrative expenses increased 10% and 11% for the three and nine months ended March 31, 2015, respectively, and were generally consistent as a percentage of net sales for the third quarter of 2015 and 2014. The third quarter and year-to-date periods include $0.4 million of transaction expenses related to the acquisition of Flatout in March 2015. The year-to-date increase in these costs also reflected higher consumer promotional spending on new products, as well as increased consumer spending on certain branded retail products.

Operating Income
The foregoing factors contributed to consolidated operating income totaling $31.2 million and $116.0 million for the three and nine months ended March 31, 2015, respectively. Our operating income can be summarized as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2015	2014	Change		2015	2014	Change
Operating Income
Specialty Foods	$34,170	$31,408	$2,762	9%	$124,909	$130,364	$(5,455)	(4)%
Corporate Expenses	(2,962)	(2,573)	(389)	15%	(8,881)	(8,913)	32	—%
Total	$31,208	$28,835	$2,373	8%	$116,028	$121,451	$(5,423)	(4)%
Operating Income as a Percentage of Net Sales
Specialty Foods	13.0%	13.0%			15.1%	16.7%
Total	11.8%	11.9%			14.0%	15.5%

Looking forward, as we enter the final quarter of our fiscal year, we anticipate continued investment in certain branded retail products and promotional costs to support products introduced since last spring as well as new products expected to be introduced in the fourth quarter. We expect slightly higher freight costs, but we anticipate material costs to be modestly favorable for the fourth quarter; however, this is tempered by the possibility of a sizeable outbreak of Avian influenza within U.S. laying flocks and its unknown impacts on the price of our egg-based ingredients. Finally, although Easter sales will be absent from the upcoming quarter due to the earlier holiday in 2015, we will capture a full quarter of contribution from our recently acquired Flatout® flatbread business, but this contribution will be lessened by transitional costs expected to be approximately $0.8 million.
Interest Income and Other – Net
Interest income and other was not material in the three and nine months ended March 31, 2015 and 2014 due to the nominal interest rates earned by us on our cash balances and our capital structure.
Income From Continuing Operations Before Income Taxes
As impacted by the factors discussed above, income from continuing operations before income taxes for the three months ended March 31, 2015 increased by $2.5 million to $31.1 million from the prior-year total of $28.6 million. Income from continuing operations before income taxes for the nine months ended March 31, 2015 and 2014 was $115.9 million and $121.1 million, respectively. Consistent with our expectations, our effective tax rate was 34.3% for the nine months ended March 31, 2015, as compared to the prior-year rate of 33.9%.
Income From Continuing Operations
Third quarter income from continuing operations for 2015 of $20.4 million increased from the preceding year's income from continuing operations for the quarter of $18.9 million, as influenced by the factors noted above. Our weighted average shares outstanding remained fairly consistent for all periods due to the limited levels of share grants and share repurchases. Consequently, and as largely influenced by the increase in income from continuing operations, diluted income per common share from continuing operations increased from $0.69 for the prior year to $0.75 per diluted share for the third quarter of 2015. Year-to-date income from continuing operations of $76.1 million decreased from the prior year-to-date total of $80.1 million. Year-to-date income from continuing operations per share was $2.78 per diluted share compared to $2.93 per diluted share for the prior-year period.
Discontinued Operations
There were no discontinued operations in 2015. Loss from discontinued operations, net of tax, totaled $29.3 million and $26.4 million for the three and nine months ended March 31, 2014, respectively. These amounts included an after-tax loss of $29.6 million on the January 2014 sale of our candle manufacturing and marketing operations. Loss from discontinued operations per share for the third quarter of 2014 was $1.07 per diluted share. Year-to-date loss from discontinued operations per share was $0.97 per diluted share for the nine months ended March 31, 2014.

Net Income (Loss)
Third quarter net income for 2015 of $20.4 million increased from the preceding year’s net loss for the quarter of $10.4 million, as influenced by the factors noted above. Year-to-date net income of $76.1 million was higher than the prior year-to-date total of $53.7 million. Net income per share for the third quarter of 2015 totaled $0.75 per diluted share, as compared to a net loss of $0.38 per diluted share in the prior year. Year-to-date net income per share was $2.78 per diluted share, as compared to $1.96 per diluted share for the prior-year period.
FINANCIAL CONDITION
For the nine months ended March 31, 2015, net cash provided by operating activities totaled $96.6 million, as compared to $98.8 million in the prior-year period. This change was largely influenced by the discontinued operations resulting from the sale of our candle manufacturing and marketing operations, which were sold in January 2014.
Cash used in investing activities for the nine months ended March 31, 2015 was $109.4 million, as compared to cash provided of $16.6 million in the prior year. The cash used in investing activities in the current year reflects $92.2 million paid for the acquisition of Flatout in March 2015, as well as a higher level of capital expenditures in 2015, the majority of this being spent on our processing capacity expansion project at our Horse Cave, Kentucky dressing facility which was essentially complete at December 31, 2014. The prior year cash provided by investing activities reflected the impact of the proceeds received on the January 2014 sale of our candle manufacturing and marketing operations.
Cash used in financing activities for the nine months ended March 31, 2015 of $37.3 million decreased slightly from the prior-year total of $37.5 million. This decrease was primarily due to a lower level of share repurchases in the current year, as partially offset by higher dividend payments. At March 31, 2015, 1,420,000 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $120 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this Facility at March 31, 2015. At March 31, 2015, we had $4.2 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Based on the long-term nature of this Facility, when we have outstanding borrowings under this Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2015, we were in compliance with all applicable provisions and covenants of the Facility, and we exceeded the requirements of the financial covenants by substantial margins.
We currently expect to remain in compliance with the Facility’s covenants for the foreseeable future. However, a default under the Facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the Facility. Such an event could require curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At March 31, 2015, we were not aware of any event that would constitute a default under the Facility.
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
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. Examples of such purchase obligations are commitments to purchase raw materials or inventory that has not yet been received as of March 31, 2015 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand, there have been no significant changes to the contractual obligations disclosed in our 2014 Annual Report on Form 10-K.

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
Items which could impact these forward-looking statements include, but are not limited to:

•	the ability to successfully integrate the acquisition of Flatout;

•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	price and product competition;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	the possible occurrence of product recalls or mislabeled product costs;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	efficiencies in plant operations;

•	fluctuations in the cost and availability of raw materials and packaging;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	dependence on contract manufacturers;

•	stability of labor relations;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	dependence on key personnel;

•	changes in financial markets;

•	access to any required financing;

•	changes in estimates in critical accounting judgments;

•	the outcome of any litigation or arbitration; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2014 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2014 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which 1,420,000 shares remained authorized for future repurchases at March 31, 2015. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1-31, 2015	—	$—	—	1,425,949
February 1-28, 2015 (1)	6,267	$90.76	6,267	1,419,682
March 1-31, 2015	—	$—	—	1,419,682
Total	6,267	$90.76	6,267	1,419,682

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

LANCASTER COLONY CORPORATION
(Registrant)
Date:	May 7, 2015	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date:	May 7, 2015	By:	/s/ DOUGLAS A. FELL
Douglas A. Fell
Treasurer, Vice President,
Assistant Secretary and
Chief Financial Officer
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2015
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