Form 10-Q
period 2015-09-30
LANCASTER COLONY CORP
filed 2015-11-03
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2015, there were 27,365,823 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	September 30, 2015	June 30, 2015
ASSETS
Current Assets:
Cash and equivalents	$199,410	$182,202
Receivables (less allowance for doubtful accounts, September-$147; June-$206)	74,141	62,437
Inventories:
Raw materials	34,158	30,655
Finished goods	55,997	47,244
Total inventories	90,155	77,899
Deferred income taxes and other current assets	18,273	20,460
Total current assets	381,979	342,998
Property, Plant and Equipment:
Land, buildings and improvements	113,938	113,844
Machinery and equipment	256,789	253,143
Total cost	370,727	366,987
Less accumulated depreciation	199,640	194,676
Property, plant and equipment-net	171,087	172,311
Other Assets:
Goodwill	143,788	143,788
Other intangible assets-net	47,025	47,771
Other noncurrent assets	8,148	8,076
Total	$752,027	$714,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,798	$38,823
Accrued liabilities	47,694	35,821
Total current liabilities	96,492	74,644
Other Noncurrent Liabilities	23,694	23,654
Deferred Income Taxes	35,119	35,728
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding – September-27,364,707 shares; June-27,360,581 shares	108,448	107,767
Retained earnings	1,234,161	1,219,119
Accumulated other comprehensive loss	(9,976)	(10,057)
Common stock in treasury, at cost	(735,911)	(735,911)
Total shareholders’ equity	596,722	580,918
Total	$752,027	$714,944
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2015	2014
Net Sales	$294,085	$259,987
Cost of Sales	226,118	202,563
Gross Margin	67,967	57,424
Selling, General and Administrative Expenses	26,079	22,820
Operating Income	41,888	34,604
Interest Income and Other-Net	122	8
Income Before Income Taxes	42,010	34,612
Taxes Based on Income	14,382	11,851
Net Income	$27,628	$22,761
Net Income Per Common Share:
Basic and diluted	$1.01	$0.83

Cash Dividends Per Common Share	$0.46	$0.44

Weighted Average Common Shares Outstanding:
Basic	27,319	27,286
Diluted	27,344	27,316
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2015	2014
Net Income	$27,628	$22,761
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	131	100
Amortization of prior service asset, before tax	(1)	(1)
Total Other Comprehensive Income, Before Tax	130	99
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(49)	(36)
Amortization of prior service asset, tax	—	—
Total Tax Expense	(49)	(36)
Other Comprehensive Income, Net of Tax	81	63
Comprehensive Income	$27,709	$22,824
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$27,628	$22,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,039	4,766
Deferred income taxes and other noncash changes	(791)	(1,218)
Stock-based compensation expense	785	811
Excess tax benefit from stock-based compensation	(186)	(167)
Pension plan activity	(74)	(148)
Changes in operating assets and liabilities:
Receivables	(11,633)	(5,336)
Inventories	(12,256)	(4,095)
Other current assets	2,587	7,317
Accounts payable and accrued liabilities	21,212	11,227
Net cash provided by operating activities	33,311	35,918
Cash Flows From Investing Activities:
Cash paid for acquisition, net of cash acquired	(12)	—
Payments on property additions	(3,360)	(7,940)
Other-net	(331)	(93)
Net cash used in investing activities	(3,703)	(8,033)
Cash Flows From Financing Activities:
Payment of dividends	(12,586)	(12,030)
Excess tax benefit from stock-based compensation	186	167
Net cash used in financing activities	(12,400)	(11,863)
Net change in cash and equivalents	17,208	16,022
Cash and equivalents at beginning of year	182,202	211,539
Cash and equivalents at end of period	$199,410	$227,561
Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$2,237	$478
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2015 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2016 refers to fiscal 2016, which is the period from July 1, 2015 to June 30, 2016.
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

	September 30,
	2015	2014
Construction in progress in accounts payable	$616	$1,081
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

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended September 30,
	2015	2014
Net income	$27,628	$22,761
Net income available to participating securities	(35)	(39)
Net income available to common shareholders	$27,593	$22,722

Weighted average common shares outstanding – basic	27,319	27,286
Incremental share effect from:
Nonparticipating restricted stock	5	5
Stock-settled stock appreciation rights	20	25
Weighted average common shares outstanding – diluted	27,344	27,316

Net income per common share – basic and diluted	$1.01	$0.83

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Reclassifications Out of Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended September 30,
	2015	2014
Accumulated other comprehensive loss at beginning of period	$(10,057)	$(8,061)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss (1)	135	107
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain (1)	(4)	(7)
Amortization of prior service asset (1)	(1)	(1)
Total other comprehensive income, before tax	130	99
Total tax expense	(49)	(36)
Other comprehensive income, net of tax	81	63
Accumulated other comprehensive loss at end of period	$(9,976)	$(7,998)
(1) Included in the computation of net periodic benefit income/cost. See Notes 9 and 10 for additional information.
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2015 Annual Report on Form 10-K.
Recently Issued Accounting Standards
In July 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which requires entities to measure most inventory “at the lower of cost or net realizable value,” thereby simplifying current guidance. Under current guidance an entity must measure inventory at the lower of cost or market, where market is defined as one of three different measures, one of which is net realizable value. The guidance will be effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating this guidance, but do not believe it will have a material impact on our consolidated financial statements.
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
Recently Adopted Accounting Standards
In September 2015, the FASB issued new accounting guidance which allows entities to prospectively reflect adjustments made to provisional amounts recognized for a business combination during the measurement period. Under the current guidance these adjustments need to be reflected retrospectively as if the accounting had been completed at the acquisition date. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 but can be adopted early if financial statements have not been issued. We are adopting this guidance effective July 1, 2015, but it is not expected to have a material impact on our consolidated financial statements.
Note 2 – Acquisition
On March 13, 2015, we acquired all of the issued and outstanding capital stock of Flatout Holdings, Inc. (“Flatout”), a privately owned manufacturer and marketer of flatbread wraps and pizza crusts based in Saline, Michigan. The purchase price, net of cash acquired, was $92.2 million and was funded by cash on hand. Flatout is reported in our Specialty Foods segment, and its results of operations have been included in our consolidated financial statements from the date of acquisition.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following preliminary purchase price allocation is based on the fair value of the net assets acquired:

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
Note 3 – Long-Term Debt
At September 30, 2015 and June 30, 2015, we had an unsecured credit facility (“Facility”) under which we may borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 18, 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. When we have outstanding borrowings under this Facility, they will be classified as long-term debt due to the long-term nature of this Facility.
At September 30, 2015 and June 30, 2015, we had no borrowings outstanding under this Facility. At September 30, 2015, we had $4.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three months ended September 30, 2015 and 2014.
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
Note 4 – Commitments and Contingencies
At September 30, 2015, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
Note 5 – Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was $143.8 million at September 30, 2015 and June 30, 2015.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	September 30, 2015	June 30, 2015
Tradename (30-year life)
Gross carrying value	$34,500	$34,500
Accumulated amortization	(623)	(365)
Net carrying value	$33,877	$34,135
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(225)	(223)
Net carrying value	$145	$147
Customer Relationships (10 to 15-year life)
Gross carrying value	$18,020	$18,020
Accumulated amortization	(9,241)	(8,882)
Net carrying value	$8,779	$9,138
Technology / Know-how (10-year life)
Gross carrying value	$3,900	$3,900
Accumulated amortization	(211)	(114)
Net carrying value	$3,689	$3,786
Non-compete Agreements (5-year life)
Gross carrying value	$600	$600
Accumulated amortization	(65)	(35)
Net carrying value	$535	$565
Total net carrying value	$47,025	$47,771
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended September 30,
	2015	2014
Amortization expense	$746	$236
Total annual amortization expense for each of the next five years is estimated to be as follows:

2017	$2,764
2018	$2,764
2019	$2,764
2020	$2,729
2021	$2,644
Note 6 – Income Taxes
Accrued Federal income taxes of $8.9 million were included in Accrued Liabilities on the Condensed Consolidated Balance Sheet at September 30, 2015. Prepaid Federal income taxes of $3.8 million were included in Deferred Income Taxes and Other Current Assets at June 30, 2015. Prepaid state and local income taxes of $0.3 million and $0.6 million were included in Deferred Income Taxes and Other Current Assets at September 30, 2015 and June 30, 2015, respectively.
The gross tax contingency reserve at September 30, 2015 was $1.5 million and consisted of tax liabilities of $1.0 million and interest and penalties of $0.5 million. We have not classified any of the gross tax contingency reserve at September 30, 2015 as a current liability as none of these amounts are expected to be resolved within the next 12 months. Consequently, the entire liability of $1.5 million was included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 7 – Business Segment Information
The September 30, 2015 identifiable assets by reportable segment are consistent with that of June 30, 2015. The following summary of financial information is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2015 consolidated financial statements:

	Three Months Ended September 30,
	2015	2014
Net Sales	$294,085	$259,987
Operating Income
Specialty Foods	$44,961	$37,499
Corporate Expenses	(3,073)	(2,895)
Total	$41,888	$34,604
Note 8 – Stock-Based Compensation
Our shareholders previously approved the adoption of and subsequent amendments to the Lancaster Colony Corporation 2005 Stock Plan (the “2005 Plan”). The 2005 Plan reserved 2,000,000 common shares for issuance to our employees and directors, and all awards granted under the 2005 Plan were exercisable at prices not less than fair market value as of the date of the grant. The vesting period for awards granted under the 2005 Plan varies as to the type of award granted, but generally these awards have a maximum term of five years. As the 2005 Plan expired in May 2015, we are seeking shareholder approval for adoption of a new equity compensation plan at our November 2015 Annual Meeting of Shareholders. The new plan will not affect any currently outstanding equity awards granted under the 2005 Plan.
In general, varying levels of stock-settled stock appreciation rights (“SSSARs”) and restricted stock awards are granted to certain employees in the third fiscal quarter each year. Restricted stock grants to our nonemployee directors generally occur in the second fiscal quarter each year.
We recognize compensation expense over the requisite service period of the grant. Compensation expense is reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification. We record tax benefits and excess tax benefits related to SSSARs and restricted stock awards. These excess tax benefits are included in the financing section of the Condensed Consolidated Statements of Cash Flows.
Stock-Settled Stock Appreciation Rights
We use periodic grants of SSSARs as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculate the fair value of SSSARs grants using the Black-Scholes option-pricing model. Our policy is to issue shares upon SSSARs exercise from new shares that had been previously authorized.

The following table summarizes our SSSARs compensation expense recorded:

	Three Months Ended September 30,
	2015	2014
Compensation expense	$347	$354

At September 30, 2015, there was $1.5 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our restricted stock compensation expense recorded:

	Three Months Ended September 30,
	2015	2014
Compensation expense	$438	$457

At September 30, 2015, there was $1.7 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Note 9 – Pension Benefits
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
The following table summarizes the components of net periodic benefit income for our pension plans:

	Three Months Ended September 30,
	2015	2014
Components of net periodic benefit income
Interest cost	$421	$403
Expected return on plan assets	(630)	(658)
Amortization of unrecognized net loss	135	107
Net periodic benefit income	$(74)	$(148)
For the three months ended September 30, 2015, we made no pension plan contributions and we do not expect to make any contributions to our pension plans during 2016.
Note 10 – Postretirement Benefits
We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
The following table summarizes the components of net periodic benefit cost for our postretirement plans:

	Three Months Ended September 30,
	2015	2014
Components of net periodic benefit cost
Service cost	$7	$8
Interest cost	30	27
Amortization of unrecognized net gain	(4)	(7)
Amortization of prior service asset	(1)	(1)
Net periodic benefit cost	$32	$27
For the three months ended September 30, 2015, we made $29,000 in contributions to our postretirement medical and life insurance benefit plans. We expect to make approximately $0.1 million more in contributions to our postretirement medical and life insurance benefit plans during the remainder of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2016 refers to fiscal 2016, which is the period from July 1, 2015 to June 30, 2016.
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
Part of our future growth may result from acquisitions. We continue to review potential acquisitions that we believe will complement our existing product lines, enhance our gross margins and/or offer good expansion opportunities in a manner that fits our overall strategic goals.
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
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Net Sales	$294,085	$259,987	$34,098	13%
Gross Margin	$67,967	$57,424	$10,543	18%
Gross Margin as a Percentage of Net Sales	23.1%	22.1%

In March 2015 we acquired Flatout and its results of operations have been included in our consolidated financial statements from the date of acquisition with Flatout contributing $12 million in net sales to our results for the three months ended September 30, 2015.
Net sales for the three months ended September 30, 2015 increased 13%. The growth was primarily driven by the contribution from Flatout, as well as increased retail and foodservice volumes on our existing business. Net pricing actions relating to our ingredient cost changes and lower new product placement costs also contributed to our net sales growth. Retail net sales increased 16% during the three months ended September 30, 2015 on the addition of Flatout and higher sales of certain product lines including Olive Garden® retail dressings, Marzetti® Simply Dressed® refrigerated dressings and New York BRAND® croutons and salad toppings. Foodservice net sales improved 11% as demand from national chain restaurants remained strong. Our overall sales volume, as measured by pounds shipped, improved by 8%. In general, the net impact of higher pricing represented 1% of net sales for the three months ended September 30, 2015.
Excluding sales contributed by Flatout, net sales increased 9% for the three months ended September 30, 2015.
Gross margin percentages improved for the three months ended September 30, 2015 due to the benefits of a more favorable retail sales mix, improved operating efficiencies in our dressing and sauce manufacturing, lower new product placement costs and lower soybean oil and dairy-based ingredient costs. These benefits were offset, in part, by higher egg costs attributed to the avian influenza outbreak. Excluding any pricing actions, we estimate total ingredient costs negatively affected our gross margins by nearly 2% of net sales for the quarter.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
SG&A Expenses	$26,079	$22,820	$3,259	14%
SG&A Expenses as a Percentage of Net Sales	8.9%	8.8%
Selling, general and administrative expenses increased 14% for the three months ended September 30, 2015 but were consistent as a percentage of net sales for the first quarter of 2016 and 2015. In general, the increase in these costs reflects the influence of higher sales volumes and amortization expense attributable to the Flatout intangible assets.
Operating Income
The foregoing factors contributed to consolidated operating income totaling $41.9 million for the three months ended September 30, 2015. Our operating income can be summarized as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Operating Income
Specialty Foods	$44,961	$37,499	$7,462	20%
Corporate Expenses	(3,073)	(2,895)	(178)	6%
Total	$41,888	$34,604	$7,284	21%
Operating Income as a Percentage of Net Sales
Specialty Foods	15.3%	14.4%
Total	14.2%	13.3%

Looking forward, we are entering what is typically our strongest sales quarter due to the holiday impact. We expect continued incremental benefit from our Flatout business, as well as volume-driven growth from both retail and foodservice channels. We anticipate higher marketing and promotional costs in support of our retail brands, especially Sister Schubert's,® for the holiday season. High egg costs remain a concern, with pricing actions helping to offset some of the impact. Excluding eggs, commodity costs are expected to remain modestly favorable for the quarter. Finally, the level of efficiency gains we are ultimately able to achieve from our dressing capacity expansion and our other cost-saving initiatives will impact our results.
Interest Income and Other – Net
Interest income and other was not material for the three months ended September 30, 2015 and 2014 due to the nominal interest rates earned by us on our cash balances, our customers being largely invoiced in U.S. dollars and our capital structure.

Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended September 30, 2015 increased by $7.4 million to $42.0 million from the prior-year total of $34.6 million.
Taxes Based on Income
Consistent with our expectations, our effective tax rate was 34.2% for the three months ended September 30, 2015 and was unchanged from the prior year.
Net Income
First quarter net income for 2016 of $27.6 million increased from the preceding year’s net income for the quarter of $22.8 million, as influenced by the factors noted above. Diluted weighted average shares outstanding have remained relatively stable. As a result, and due to the change in net income for each year, net income per share for the first quarter of 2016 totaled $1.01 per diluted share, as compared to net income of $0.83 per diluted share in the prior year.
FINANCIAL CONDITION
For the three months ended September 30, 2015, net cash provided by operating activities totaled $33.3 million, as compared to $35.9 million in the prior-year period. The decrease was due to higher working capital requirements as partially offset by the increase in net income and depreciation and amortization. In general, the increased levels of working capital requirements reflect higher sales volumes, the influence of inventory builds for our second quarter seasonal sales and the impact of our recent Flatout acquisition. Additionally, the changes in other current assets and accounts payable and accrued liabilities reflect the timing of estimated tax payments and the favorable tax impact of the loss on sale of discontinued operations in prior years. The increase in depreciation and amortization reflects the amortization of intangibles relating to the Flatout acquisition and the related depreciation on its acquired fixed assets, as well as additional depreciation on recent capital expenditures.
Cash used in investing activities for the three months ended September 30, 2015 was $3.7 million, as compared to $8.0 million in the prior year. This decrease reflected a lower level of capital expenditures in 2016. Our 2015 capital expenditures included a processing capacity expansion project at our Horse Cave, Kentucky dressing facility which was essentially complete at December 31, 2014.
Cash used in financing activities for the three months ended September 30, 2015 of $12.4 million increased slightly from the prior-year total of $11.9 million. This increase was due to higher dividend payments. There were no share repurchases in the three months ended September 30, 2015 and 2014. At September 30, 2015, 1,419,682 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $120 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this Facility at September 30, 2015. At September 30, 2015, we had $4.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. When we have outstanding borrowings under this Facility, they will be classified as long-term debt due to the long-term nature of this Facility.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2015, we were in compliance with all applicable provisions and covenants of the Facility, and we exceeded the requirements of the financial covenants by substantial margins.
We expect to remain in compliance with the Facility’s covenants for the foreseeable future. However, a default under the Facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the Facility. Such an event could require a reduction in or curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At September 30, 2015, we were not aware of any event that would constitute a default under the Facility.
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

CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. Examples of items not recognized as liabilities in our condensed consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of September 30, 2015 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand and the impact of commodity prices, there have been no significant changes to the contractual obligations disclosed in our 2015 Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those policies disclosed in our 2015 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements and their impact on our consolidated financial statements are disclosed in Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Items which could impact these forward-looking statements include, but are not limited to:

•	the potential for another large outbreak of avian influenza in the U.S. and the resulting fluctuations in the cost and availability of egg-based ingredients;

•	fluctuations in the cost and availability of other raw materials and packaging;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	price and product competition;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	dependence on contract manufacturers;

•	efficiencies in plant operations;

•	stability of labor relations;

•	the outcome of any litigation or arbitration;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	the ability to successfully grow the Flatout business;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	dependence on key personnel;

•	changes in financial markets;

•	access to any required financing;

•	changes in estimates in critical accounting judgments; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2015 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2015 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2015 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which 1,419,682 shares remained authorized for future repurchases at September 30, 2015. This share repurchase authorization does not have a stated expiration date. In the first quarter, we did not repurchase any of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1-31, 2015	—	$—	—	1,419,682
August 1-31, 2015	—	$—	—	1,419,682
September 1-30, 2015	—	$—	—	1,419,682
Total	—	$—	—	1,419,682

Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	November 3, 2015	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date:	November 3, 2015	By:	/s/ DOUGLAS A. FELL
Douglas A. Fell
Treasurer, Vice President,
Assistant Secretary and
Chief Financial Officer
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2015
INDEX TO EXHIBITS

Exhibit Number	Description	Located at

2.1
First Amendment, dated as of September 30, 2015, to Stock Purchase Agreement, dated as of March 13, 2015, by and among T. Marzetti Company, as Buyer, Flatout Holdings, Inc., as the Company, the Shareholders of the Company, as Sellers, and NCP-Flatout Seller Rep LLC, as Sellers’ Representative
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