Form 10-Q
period 2015-12-31
LANCASTER COLONY CORP
filed 2016-02-05
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 22, 2016, there were 27,374,838 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	December 31, 2015	June 30, 2015
ASSETS
Current Assets:
Cash and equivalents	$87,141	$182,202
Receivables (less allowance for doubtful accounts, December-$172; June-$206)	60,752	62,437
Inventories:
Raw materials	34,277	30,655
Finished goods	46,194	47,244
Total inventories	80,471	77,899
Other current assets	8,032	7,672
Total current assets	236,396	330,210
Property, Plant and Equipment:
Land, buildings and improvements	113,862	113,844
Machinery and equipment	259,948	253,143
Total cost	373,810	366,987
Less accumulated depreciation	203,919	194,676
Property, plant and equipment-net	169,891	172,311
Other Assets:
Goodwill	143,788	143,788
Other intangible assets-net	46,248	47,771
Other noncurrent assets	7,574	8,076
Total	$603,897	$702,156
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,506	$38,823
Accrued liabilities	32,693	35,821
Total current liabilities	76,199	74,644
Other Noncurrent Liabilities	21,834	23,654
Deferred Income Taxes	23,258	22,940
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding – December-27,374,600 shares; June-27,360,581 shares	109,029	107,767
Retained earnings	1,118,119	1,219,119
Accumulated other comprehensive loss	(8,631)	(10,057)
Common stock in treasury, at cost	(735,911)	(735,911)
Total shareholders’ equity	482,606	580,918
Total	$603,897	$702,156
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net Sales	$324,769	$303,411	$618,854	$563,398
Cost of Sales	241,175	224,758	467,293	427,321
Gross Margin	83,594	78,653	151,561	136,077
Selling, General and Administrative Expenses	31,479	28,437	57,558	51,257
Operating Income	52,115	50,216	94,003	84,820
Other, Net	(205)	(47)	(83)	(39)
Income Before Income Taxes	51,910	50,169	93,920	84,781
Taxes Based on Income	17,399	17,215	31,781	29,066
Net Income	$34,511	$32,954	$62,139	$55,715
Net Income Per Common Share:
Basic	$1.26	$1.21	$2.27	$2.04
Diluted	$1.25	$1.20	$2.26	$2.04

Cash Dividends Per Common Share	$5.50	$0.46	$5.96	$0.90

Weighted Average Common Shares Outstanding:
Basic	27,328	27,294	27,324	27,290
Diluted	27,374	27,323	27,359	27,319
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands)	2015	2014	2015	2014
Net Income	$34,511	$32,954	$62,139	$55,715
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Prior service credit arising during the period, before tax	2,038	—	2,038	—
Amortization of loss, before tax	127	100	258	200
Amortization of prior service credit, before tax	(31)	(1)	(32)	(2)
Total Other Comprehensive Income, Before Tax	2,134	99	2,264	198
Tax Attributes of Items in Other Comprehensive Income:
Prior service credit arising during the period, tax	(753)	—	(753)	—
Amortization of loss, tax	(48)	(37)	(97)	(73)
Amortization of prior service credit, tax	12	—	12	—
Total Tax Expense	(789)	(37)	(838)	(73)
Other Comprehensive Income, Net of Tax	1,345	62	1,426	125
Comprehensive Income	$35,856	$33,016	$63,565	$55,840
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
(Amounts in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$62,139	$55,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,149	9,665
Deferred income taxes and other noncash changes	269	1,130
Stock-based compensation expense	1,353	1,519
Excess tax benefit from stock-based compensation	(411)	(242)
Pension plan activity	(148)	(296)
Changes in operating assets and liabilities:
Receivables	1,731	(1,227)
Inventories	(2,572)	5,635
Other current assets	51	7,033
Accounts payable and accrued liabilities	(115)	4,060
Net cash provided by operating activities	74,446	82,992
Cash Flows From Investing Activities:
Cash paid for acquisition, net of cash acquired	(12)	—
Payments for property additions	(7,362)	(13,069)
Other-net	(379)	(945)
Net cash used in investing activities	(7,753)	(14,014)
Cash Flows From Financing Activities:
Payment of dividends (including special dividend payment, 2016-$136,677; 2015-$0)	(163,139)	(24,611)
Excess tax benefit from stock-based compensation	411	242
Increase in cash overdraft balance	974	—
Net cash used in financing activities	(161,754)	(24,369)
Net change in cash and equivalents	(95,061)	44,609
Cash and equivalents at beginning of year	182,202	211,539
Cash and equivalents at end of period	$87,141	$256,148
Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$33,600	$19,472
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
Cash and Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amounts of our cash and equivalents, including money market funds and commercial paper, approximate fair value due to their short maturities and are considered level 1 investments, which have quoted market prices in active markets for identical assets. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. When such negative balances exist, they are included in other accrued liabilities and reflected as a financing activity in the Condensed Consolidated Statements of Cash Flows.
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

	December 31,
	2015	2014
Construction in progress in accounts payable	$476	$1,055
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income	$34,511	$32,954	$62,139	$55,715
Net income available to participating securities	(177)	(57)	(192)	(95)
Net income available to common shareholders	$34,334	$32,897	$61,947	$55,620

Weighted average common shares outstanding – basic	27,328	27,294	27,324	27,290
Incremental share effect from:
Nonparticipating restricted stock	3	3	4	4
Stock-settled stock appreciation rights	43	26	31	25
Weighted average common shares outstanding – diluted	27,374	27,323	27,359	27,319

Net income per common share – basic	$1.26	$1.21	$2.27	$2.04
Net income per common share – diluted	$1.25	$1.20	$2.26	$2.04
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Accumulated other comprehensive loss at beginning of period	$(9,976)	$(7,998)	$(10,057)	$(8,061)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss (1)	135	107	270	214
Postretirement Benefit Plan Items:
Prior service credit arising during the period (2)	2,038	—	2,038	—
Amortization of unrecognized net gain (1)	(8)	(7)	(12)	(14)
Amortization of prior service credit (1)	(31)	(1)	(32)	(2)
Total other comprehensive income, before tax	2,134	99	2,264	198
Total tax expense	(789)	(37)	(838)	(73)
Other comprehensive income, net of tax	1,345	62	1,426	125
Accumulated other comprehensive loss at end of period	$(8,631)	$(7,936)	$(8,631)	$(7,936)
(1) Included in the computation of net periodic benefit income/cost. See Notes 9 and 10 for additional information.
(2) Due to a negative plan amendment and subsequent remeasurement. See Note 10 for additional information.
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
Recently Adopted Accounting Standards
In November 2015, the FASB issued new accounting guidance which requires deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability. This guidance may be applied on either a prospective or retrospective basis and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We are adopting this guidance effective December 31, 2015 using a retrospective basis of adoption. With the adoption, our net deferred tax liability for all periods presented in the Condensed Consolidated Balance Sheets has been classified as noncurrent. For June 30, 2015, the reclassification of $12.8 million of current deferred tax assets to noncurrent liabilities caused the Other Current Assets line to change from $20.5 million to $7.7 million and the Deferred Income Taxes line to change from $35.7 million to $22.9 million. As this guidance only relates to balance sheet classification, there was no statement of income impact.
In September 2015, the FASB issued new accounting guidance which allows entities to prospectively reflect adjustments made to provisional amounts recognized for a business combination during the measurement period. Under the current guidance these adjustments need to be reflected retrospectively as if the accounting had been completed at the acquisition date. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 but can be adopted early if financial statements have not been issued. We adopted this guidance effective July 1, 2015, and it did not have a material impact on our consolidated financial statements.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 3 – Long-Term Debt
At December 31, 2015 and June 30, 2015, we had an unsecured credit facility (“Facility”) under which we may borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 18, 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. When we have outstanding borrowings under this Facility, they will be classified as long-term debt due to the long-term nature of this Facility.
At December 31, 2015 and June 30, 2015, we had no borrowings outstanding under this Facility. At December 31, 2015, we had $4.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three and six months ended December 31, 2015 and 2014.
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
Note 4 – Commitments and Contingencies
At December 31, 2015, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
Note 5 – Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was $143.8 million at December 31, 2015 and June 30, 2015.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	December 31, 2015	June 30, 2015
Tradename (30-year life)
Gross carrying value	$34,500	$34,500
Accumulated amortization	(910)	(365)
Net carrying value	$33,590	$34,135
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(228)	(223)
Net carrying value	$142	$147
Customer Relationships (10 to 15-year life)
Gross carrying value	$18,020	$18,020
Accumulated amortization	(9,600)	(8,882)
Net carrying value	$8,420	$9,138
Technology / Know-how (10-year life)
Gross carrying value	$3,900	$3,900
Accumulated amortization	(309)	(114)
Net carrying value	$3,591	$3,786
Non-compete Agreements (5-year life)
Gross carrying value	$600	$600
Accumulated amortization	(95)	(35)
Net carrying value	$505	$565
Total net carrying value	$46,248	$47,771
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Amortization expense	$777	$236	$1,523	$472
Total annual amortization expense for each of the next five years is estimated to be as follows:

2017	$2,764
2018	$2,764
2019	$2,764
2020	$2,729
2021	$2,644
Note 6 – Income Taxes
Prepaid Federal income taxes of $4.9 million and $3.8 million were included in Other Current Assets at December 31, 2015 and June 30, 2015, respectively. Prepaid state and local income taxes of $0.8 million and $0.6 million were included in Other Current Assets at December 31, 2015 and June 30, 2015, respectively.
The gross tax contingency reserve at December 31, 2015 was $1.5 million and consisted of estimated tax liabilities of $1.0 million and interest and penalties of $0.5 million. We have not classified any of the gross tax contingency reserve at December 31, 2015 as a current liability as none of these amounts are expected to be resolved within the next 12 months. Consequently, the entire liability of $1.5 million was included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 7 – Business Segment Information
The December 31, 2015 identifiable assets by reportable segment are generally consistent with that of June 30, 2015. However, the amount of Corporate assets declined because of the decrease in cash, which is treated as a Corporate asset, due to the payment of the December 2015 special dividend. The following summary of financial information is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2015 consolidated financial statements:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net Sales	$324,769	$303,411	$618,854	$563,398
Operating Income
Specialty Foods	$55,429	$53,240	$100,390	$90,739
Corporate Expenses	(3,314)	(3,024)	(6,387)	(5,919)
Total	$52,115	$50,216	$94,003	$84,820
Note 8 – Stock-Based Compensation
Our shareholders previously approved the adoption of and subsequent amendments to the Lancaster Colony Corporation 2005 Stock Plan (the “2005 Plan”). The 2005 Plan reserved 2,000,000 common shares for issuance to our employees and directors. As the 2005 Plan expired in May 2015, we obtained shareholder approval of the 2015 Omnibus Incentive Plan (the “2015 Plan”) at our November 2015 Annual Meeting of Shareholders. The 2015 Plan did not affect any currently outstanding equity awards granted under the 2005 Plan. The 2015 Plan reserved 1,500,000 common shares for issuance to our employees and directors. All awards granted under these plans will be exercisable at prices not less than fair market value as of the date of the grant. The vesting period for awards granted under these plans varies as to the type of award granted, but generally these awards have a maximum term of five years.
We recognize compensation expense over the requisite service period of the grant. Compensation expense is reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification. We record tax benefits and excess tax benefits related to stock-settled stock appreciation rights (“SSSARs”) and restricted stock awards. These excess tax benefits are included in the financing section of the Condensed Consolidated Statements of Cash Flows.
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

The following table summarizes our SSSARs compensation expense recorded:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Compensation expense	$191	$231	$538	$585

At December 31, 2015, there was $1.3 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our restricted stock compensation expense recorded:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Compensation expense	$377	$477	$815	$934

At December 31, 2015, there was $1.9 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 1 year.
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
The following table summarizes the components of net periodic benefit income for our pension plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Components of net periodic benefit income
Interest cost	$421	$403	$842	$806
Expected return on plan assets	(630)	(658)	(1,260)	(1,316)
Amortization of unrecognized net loss	135	107	270	214
Net periodic benefit income	$(74)	$(148)	$(148)	$(296)
For the three and six months ended December 31, 2015, we made no pension plan contributions and we do not expect to make any contributions to our pension plans during 2016.
Note 10 – Postretirement Benefits
We and certain of our operating subsidiaries provide multiple postretirement medical and life insurance benefit plans. We recognize the cost of benefits as the employees render service. Postretirement benefits are funded as incurred.
In the quarter ended December 31, 2015, we terminated the medical benefits offered under the plans. The reduction in these benefits was accounted for as a negative plan amendment and resulted in the subsequent remeasurement of our benefit obligation. The remeasurement reduced the net periodic benefit cost for 2016 compared to the amount expected prior to the remeasurement.
The following table summarizes the components of net periodic benefit (income) cost for our postretirement plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Components of net periodic benefit (income) cost
Service cost	$6	$8	$13	$16
Interest cost	17	27	47	54
Amortization of unrecognized net gain	(8)	(7)	(12)	(14)
Amortization of prior service credit	(31)	(1)	(32)	(2)
Net periodic benefit (income) cost	$(16)	$27	$16	$54

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
In March 2015 we acquired all of the issued and outstanding capital stock of Flatout Holdings, Inc. (“Flatout”), a privately owned manufacturer and marketer of flatbread wraps and pizza crusts based in Saline, Michigan. The purchase price was $92.2 million, net of cash acquired. This transaction is discussed in further detail in Note 2 to the condensed consolidated financial statements.
Part of our future growth may result from acquisitions. We continue to review potential acquisitions that we believe will complement our existing product lines, enhance our gross margins and/or offer good expansion opportunities in a manner that fits our overall strategic goals.
Our operations are organized into one reportable segment: “Specialty Foods.” Our sales are predominately domestic.
Our business has the potential to achieve future growth in sales and profitability due to attributes such as:

•	leading retail market positions in several product categories with a high-quality perception;

•	recognized innovation in retail products;

•	a broad customer base in both retail and foodservice accounts;

•	well-regarded culinary expertise among foodservice accounts;

•	recognized leadership in foodservice product development;

•	experience in integrating complementary business acquisitions; and

•	historically strong cash flow generation that supports growth opportunities.
Our goal is to grow both retail and foodservice sales over time by:

•	leveraging the strength of our retail brands to increase current product sales;

•	introducing new retail products and expanding distribution;

•	growing our foodservice sales through the strength of our reputation in product development and quality; and

•	pursuing acquisitions that meet our strategic criteria.
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
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2015	2014	Change		2015	2014	Change
Net Sales	$324,769	$303,411	$21,358	7%	$618,854	$563,398	$55,456	10%
Gross Margin	$83,594	$78,653	$4,941	6%	$151,561	$136,077	$15,484	11%
Gross Margin as a Percentage of Net Sales	25.7%	25.9%			24.5%	24.2%

In March 2015 we acquired Flatout and its results of operations have been included in our consolidated financial statements from the date of acquisition with Flatout contributing approximately $9 million and $20 million in net sales to our results for the three and six months ended December 31, 2015, respectively.
Net sales for the three and six months ended December 31, 2015 increased 7% and 10%, respectively. The growth was primarily driven by the contribution from Flatout, as well as increased foodservice volumes on our existing national account business. Net pricing actions relating to our ingredient cost changes and lower new product placement costs also contributed to our net sales growth. Retail net sales increased 7% and 11% during the three and six months ended December 31, 2015, respectively, on the addition of Flatout and higher sales of certain product lines including Olive Garden® retail dressings, Marzetti® Simply Dressed® refrigerated dressings and New York BRAND® croutons and salad toppings. In the second quarter, increased spending on retail trade promotions and continued softness in our frozen roll business combined to limit retail sales growth. Foodservice net sales improved 7% and 9% for the quarter and year-to-date periods, respectively, as demand from national chain restaurants remained strong and pricing actions were taken in response to higher egg costs. Our overall sales volume, as measured by pounds shipped, improved by 4% and 6% for the three and six months ended December 31, 2015, respectively. In general, the net impact of higher pricing represented 2% and more than 1% of net sales for the quarter and year-to-date periods, respectively.
Excluding sales contributed by Flatout, net sales increased 4% and 6% for the three and six months ended December 31, 2015, respectively.
Gross margin percentages were relatively unchanged for the three and six months ended December 31, 2015 as the benefits from lower freight costs, lower new product placement costs and lower soybean oil and dairy-based ingredient costs were offset by higher egg costs attributed to the avian influenza outbreak, increased retail trade spending and a less favorable sales mix. Excluding any pricing actions, total ingredient costs negatively affected our gross margins by less than 1% of net sales for the quarter and 1% of net sales for the year-to-date period.
Selling, General and Administrative Expenses

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2015	2014	Change		2015	2014	Change
SG&A Expenses	$31,479	$28,437	$3,042	11%	$57,558	$51,257	$6,301	12%
SG&A Expenses as a Percentage of Net Sales	9.7%	9.4%			9.3%	9.1%
Selling, general and administrative expenses increased 11% and 12% for the three and six months ended December 31, 2015, respectively, but were relatively consistent as a percentage of net sales for the comparative second quarter and first half of 2016 and 2015. In general, the increase in these costs reflects the influence of overall higher sales volumes, consumer and trade activities related to Flatout and amortization expense attributable to the Flatout intangible assets.
Operating Income
The foregoing factors contributed to consolidated operating income totaling $52.1 million and $94.0 million for the three and six months ended December 31, 2015, respectively. Our operating income can be summarized as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2015	2014	Change		2015	2014	Change
Operating Income
Specialty Foods	$55,429	$53,240	$2,189	4%	$100,390	$90,739	$9,651	11%
Corporate Expenses	(3,314)	(3,024)	(290)	10%	(6,387)	(5,919)	(468)	8%
Total	$52,115	$50,216	$1,899	4%	$94,003	$84,820	$9,183	11%
Operating Income as a Percentage of Net Sales
Specialty Foods	17.1%	17.5%			16.2%	16.1%
Total	16.0%	16.6%			15.2%	15.1%

Looking forward, similar to 2015, third quarter results for 2016 will include the impact of the Easter holiday. Assuming no recurrence of a widespread avian influenza outbreak, we anticipate pricing actions taken during the first half of our fiscal year will fully offset higher egg costs in the third quarter with egg prices now trending down from their recent peaks. Other commodity costs and freight costs are expected to remain modestly favorable in the third quarter. An initiative to selectively rationalize some of our foodservice business in the coming quarters is expected to slow future sales growth in that channel. Finally, we anticipate an increase in product placement, marketing and promotional costs in the second half of our fiscal year to support new product introductions.
Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended December 31, 2015 increased by $1.7 million to $51.9 million from the prior-year total of $50.2 million. Income before income taxes for the six months ended December 31, 2015 and 2014 was $93.9 million and $84.8 million, respectively.
Taxes Based on Income
Our effective tax rate was 33.8% for the six months ended December 31, 2015 and was lower than the prior-year rate of 34.3%. The decrease in the 2016 effective rate was influenced by an increased deduction for dividends paid to our frozen ESOP Plan due to the $5.00 per share special dividend paid in December 2015.
Net Income
Second quarter net income for 2016 of $34.5 million increased from the preceding year’s net income for the quarter of $33.0 million, as influenced by the factors noted above. Year-to-date net income of $62.1 million was higher than the prior year-to-date total of $55.7 million. Diluted weighted average shares outstanding have remained relatively stable. As a result, and due to the change in net income for each year, net income per share for the second quarter of 2016 totaled $1.25 per diluted share, as compared to net income of $1.20 per diluted share in the prior year. Year-to-date net income per share was $2.26 per diluted share, as compared to $2.04 per diluted share for the prior-year period.
FINANCIAL CONDITION
For the six months ended December 31, 2015, net cash provided by operating activities totaled $74.4 million, as compared to $83.0 million in the prior-year period. The decrease was due to higher working capital requirements as partially offset by the increase in net income and depreciation and amortization. In general, the increased levels of working capital requirements reflect higher sales volumes, the influence of higher egg costs on inventory and the impact of our Flatout acquisition. Additionally, the changes in other current assets and accounts payable and accrued liabilities reflect the timing of estimated tax payments and the favorable tax impact of the loss on sale of discontinued operations in prior years. The increase in depreciation and amortization reflects the amortization of intangibles relating to the Flatout acquisition and the related depreciation on its acquired fixed assets, as well as additional depreciation on recent capital expenditures.
Cash used in investing activities for the six months ended December 31, 2015 was $7.8 million, as compared to $14.0 million in the prior year. This decrease reflected a planned lower level of capital expenditures in 2016. Our 2015 capital expenditures included a processing capacity expansion project at our Horse Cave, Kentucky dressing facility which was essentially complete at December 31, 2014.
Cash used in financing activities for the six months ended December 31, 2015 of $161.8 million increased from the prior-year total of $24.4 million. This increase was due to higher dividend payments, including the $5.00 per share special dividend that was paid in December 2015. The special dividend payment, which totaled $136.7 million, led to the decline in retained earnings since June 30, 2015 and also resulted in the decrease of Corporate assets from that presented in the business segment information disclosed in our 2015 Annual Report on Form 10-K. There were no share repurchases in the six months ended December 31, 2015 and 2014. At December 31, 2015, 1,419,682 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $120 million at any one time. Loans may be used for general corporate purposes. We had no borrowings outstanding under this Facility at December 31, 2015. At December 31, 2015, we had $4.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2017, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the credit agreement, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. When we have outstanding borrowings under this Facility, they will be classified as long-term debt due to the long-term nature of this Facility.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2015, we were in compliance with all applicable provisions and covenants of the Facility, and we exceeded the requirements of the financial covenants by substantial margins.
We expect to remain in compliance with the Facility’s covenants for the foreseeable future. However, a default under the Facility could accelerate the repayment of any outstanding indebtedness and limit our access to additional credit available under the Facility. Such an event could require a reduction in or curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due. At December 31, 2015, we were not aware of any event that would constitute a default under the Facility.
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
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. Examples of items not recognized as liabilities in our condensed consolidated financial statements are commitments to purchase raw materials or packaging inventory that has not yet been received as of December 31, 2015 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand and the impact of commodity prices, there have been no significant changes to the contractual obligations disclosed in our 2015 Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those policies disclosed in our 2015 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements and their impact on our consolidated financial statements are disclosed in Note 1 to the condensed consolidated financial statements.
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
Items which could impact these forward-looking statements include, but are not limited to:

•	the potential for another large outbreak of avian influenza in the U.S. and the resulting fluctuations in the cost and availability of egg-based ingredients;

•	our ability to successfully implement an initiative to selectively rationalize business within our foodservice channel;

•	fluctuations in the cost and availability of other raw materials and packaging;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	price and product competition;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	dependence on contract manufacturers;

•	efficiencies in plant operations;

•	stability of labor relations;

•	the outcome of any litigation or arbitration;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	the ability to successfully grow the Flatout business;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	dependence on key personnel;

•	changes in financial markets;

•	access to any required financing;

•	changes in estimates in critical accounting judgments; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2015 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2015 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which 1,419,682 shares remained authorized for future repurchases at December 31, 2015. This share repurchase authorization does not have a stated expiration date. In the second quarter, we did not repurchase any of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1-31, 2015	—	$—	—	1,419,682
November 1-30, 2015	—	$—	—	1,419,682
December 1-31, 2015	—	$—	—	1,419,682
Total	—	$—	—	1,419,682

Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	February 5, 2016	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date:	February 5, 2016	By:	/s/ DOUGLAS A. FELL
Douglas A. Fell
Treasurer, Vice President,
Assistant Secretary and
Chief Financial Officer
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2015
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