Form 10-Q
period 2016-03-31
LANCASTER COLONY CORP
filed 2016-05-03
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 20, 2016, there were 27,409,525 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	March 31, 2016	June 30, 2015
ASSETS
Current Assets:
Cash and equivalents	$94,427	$182,202
Receivables (less allowance for doubtful accounts, March-$176; June-$206)	70,227	62,437
Inventories:
Raw materials	31,028	30,655
Finished goods	44,822	47,244
Total inventories	75,850	77,899
Other current assets	9,540	7,672
Total current assets	250,044	330,210
Property, Plant and Equipment:
Land, buildings and improvements	114,259	113,844
Machinery and equipment	260,228	253,143
Total cost	374,487	366,987
Less accumulated depreciation	205,677	194,676
Property, plant and equipment-net	168,810	172,311
Other Assets:
Goodwill	143,788	143,788
Other intangible assets-net	45,557	47,771
Other noncurrent assets	7,185	8,076
Total	$615,384	$702,156
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,174	$38,823
Accrued liabilities	32,591	35,821
Total current liabilities	71,765	74,644
Other Noncurrent Liabilities	20,863	23,654
Deferred Income Taxes	24,265	22,940
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding – March-27,406,198 shares; June-27,360,581 shares	109,707	107,767
Retained earnings	1,133,432	1,219,119
Accumulated other comprehensive loss	(8,582)	(10,057)
Common stock in treasury, at cost	(736,066)	(735,911)
Total shareholders’ equity	498,491	580,918
Total	$615,384	$702,156
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands, except per share data)	2016	2015	2016	2015
Net Sales	$287,765	$263,400	$906,619	$826,798
Cost of Sales	214,841	206,775	682,134	634,096
Gross Margin	72,924	56,625	224,485	192,702
Selling, General and Administrative Expenses	28,980	25,417	86,538	76,674
Operating Income	43,944	31,208	137,947	116,028
Other, Net	125	(138)	42	(177)
Income Before Income Taxes	44,069	31,070	137,989	115,851
Taxes Based on Income	15,058	10,667	46,839	39,733
Net Income	$29,011	$20,403	$91,150	$76,118
Net Income Per Common Share:
Basic	$1.06	$0.75	$3.33	$2.78
Diluted	$1.06	$0.75	$3.32	$2.78

Cash Dividends Per Common Share	$0.50	$0.46	$6.46	$1.36

Weighted Average Common Shares Outstanding:
Basic	27,338	27,303	27,329	27,294
Diluted	27,376	27,330	27,365	27,323
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands)	2016	2015	2016	2015
Net Income	$29,011	$20,403	$91,150	$76,118
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Prior service credit arising during the period, before tax	—	—	2,038	—
Amortization of loss, before tax	124	100	382	300
Amortization of prior service credit, before tax	(47)	(1)	(79)	(3)
Total Other Comprehensive Income, Before Tax	77	99	2,341	297
Tax Attributes of Items in Other Comprehensive Income:
Prior service credit arising during the period, tax	—	—	(753)	—
Amortization of loss, tax	(45)	(38)	(142)	(111)
Amortization of prior service credit, tax	17	1	29	1
Total Tax Expense	(28)	(37)	(866)	(110)
Other Comprehensive Income, Net of Tax	49	62	1,475	187
Comprehensive Income	$29,060	$20,465	$92,625	$76,305
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
(Amounts in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$91,150	$76,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,118	14,937
Deferred income taxes and other noncash changes	926	2,527
Stock-based compensation expense	2,140	2,211
Excess tax benefit from stock-based compensation	(737)	(456)
Pension plan activity	(222)	(444)
Changes in operating assets and liabilities:
Receivables	(7,749)	(8,981)
Inventories	2,049	5,996
Other current assets	(1,131)	(1,853)
Accounts payable and accrued liabilities	(3,973)	6,508
Net cash provided by operating activities	100,571	96,563
Cash Flows From Investing Activities:
Cash paid for acquisition, net of cash acquired	(12)	(92,217)
Payments for property additions	(11,607)	(15,752)
Other-net	(472)	(1,410)
Net cash used in investing activities	(12,091)	(109,379)
Cash Flows From Financing Activities:
Payment of dividends (including special dividend payment, 2016-$136,677; 2015-$0)	(176,837)	(37,193)
Purchase of treasury stock	(155)	(569)
Excess tax benefit from stock-based compensation	737	456
Net cash used in financing activities	(176,255)	(37,306)
Net change in cash and equivalents	(87,775)	(50,122)
Cash and equivalents at beginning of year	182,202	211,539
Cash and equivalents at end of period	$94,427	$161,417
Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$48,514	$37,835
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
Subsequent Events
On April 8, 2016, we entered into a new unsecured revolving credit facility (“New Credit Facility”), which replaced our existing credit facility. The New Credit Facility was filed as an exhibit to our Current Report on Form 8-K on April 11, 2016. See Note 3 for summarized information about our New Credit Facility.
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

	March 31,
	2016	2015
Construction in progress in accounts payable	$185	$489
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net income	$29,011	$20,403	$91,150	$76,118
Net income available to participating securities	(54)	(26)	(216)	(109)
Net income available to common shareholders	$28,957	$20,377	$90,934	$76,009

Weighted average common shares outstanding – basic	27,338	27,303	27,329	27,294
Incremental share effect from:
Nonparticipating restricted stock	2	2	3	3
Stock-settled stock appreciation rights	36	25	33	26
Weighted average common shares outstanding – diluted	27,376	27,330	27,365	27,323

Net income per common share – basic	$1.06	$0.75	$3.33	$2.78
Net income per common share – diluted	$1.06	$0.75	$3.32	$2.78
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Accumulated other comprehensive loss at beginning of period	$(8,631)	$(7,936)	$(10,057)	$(8,061)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss (1)	135	107	405	321
Postretirement Benefit Plan Items:
Prior service credit arising during the period (2)	—	—	2,038	—
Amortization of unrecognized net gain (1)	(11)	(7)	(23)	(21)
Amortization of prior service credit (1)	(47)	(1)	(79)	(3)
Total other comprehensive income, before tax	77	99	2,341	297
Total tax expense	(28)	(37)	(866)	(110)
Other comprehensive income, net of tax	49	62	1,475	187
Accumulated other comprehensive loss at end of period	$(8,582)	$(7,874)	$(8,582)	$(7,874)
(1) Included in the computation of net periodic benefit income/cost. See Notes 9 and 10 for additional information.
(2) Due to a negative plan amendment and subsequent remeasurement. See Note 10 for additional information.
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2015 Annual Report on Form 10-K.
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to simplify the accounting for stock-based compensation. The amendments include changes to the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The transition method that will be applied on adoption varies for each of the amendments. We are currently evaluating the impact of this guidance.
In February 2016, the FASB issued new accounting guidance to require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months. The updated guidance retains the two classifications of a lease as

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

either an operating or finance lease (previously referred to as a capital lease). Both lease classifications require the lessee to record a right-of-use asset and a lease liability based upon the present value of the lease payments. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The updated guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the financial statements. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 using a modified retrospective approach. We are currently evaluating the impact of this guidance.
In July 2015, the FASB issued new accounting guidance which requires entities to measure most inventory “at the lower of cost or net realizable value,” thereby simplifying current guidance. Under current guidance an entity must measure inventory at the lower of cost or market, where market is defined as one of three different measures, one of which is net realizable value. The guidance will be effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating this guidance, but do not believe it will have a material impact on our consolidated financial statements.
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
Recently Adopted Accounting Standards
In November 2015, the FASB issued new accounting guidance which requires deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability. This guidance may be applied on either a prospective or retrospective basis and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We adopted this guidance effective December 31, 2015 using a retrospective basis of adoption. With the adoption, our net deferred tax liability for all periods presented in the Condensed Consolidated Balance Sheets has been classified as noncurrent. For June 30, 2015, the reclassification of $12.8 million of current deferred tax assets to noncurrent liabilities caused the Other Current Assets line to change from $20.5 million to $7.7 million and the Deferred Income Taxes line to change from $35.7 million to $22.9 million. As this guidance only relates to balance sheet classification, there was no statement of income impact.
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

The following purchase price allocation is based on the fair value of the net assets acquired:

Balance Sheet Captions	Allocation
Receivables	$2,479
Inventories	3,748
Other current assets	212
Property, plant and equipment	6,937
Goodwill (not tax deductible)	53,948
Other intangible assets	44,000
Current liabilities	(2,445)
Deferred tax liabilities	(16,651)
Net assets acquired	$92,228

Note 3 – Long-Term Debt
At March 31, 2016 and June 30, 2015, we had an unsecured credit facility under which we could borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million subject to us obtaining consent of the issuing banks and certain other conditions. At March 31, 2016 and June 30, 2015, we had no borrowings outstanding under this facility. At March 31, 2016, we had $4.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on this facility. We paid no interest for the three and nine months ended March 31, 2016 and 2015.
On April 8, 2016, we entered into a New Credit Facility, which replaced our existing credit facility discussed above. The material terms and covenants of the New Credit Facility are substantially similar to our existing credit facility.
The New Credit Facility provides that we may borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions. The New Credit Facility expires on April 8, 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the New Credit Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the New Credit Facility, they will be classified as long-term debt.
The New Credit Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions. There are two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a consolidated leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT by Consolidated Interest Expense, and the leverage ratio is calculated by dividing Consolidated Debt by Consolidated EBITDA. All financial terms used in the covenant calculations are defined more specifically in the New Credit Facility.
Note 4 – Commitments and Contingencies
At March 31, 2016, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
Note 5 – Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was $143.8 million at March 31, 2016 and June 30, 2015.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	March 31, 2016	June 30, 2015
Tradename (30-year life)
Gross carrying value	$34,500	$34,500
Accumulated amortization	(1,198)	(365)
Net carrying value	$33,302	$34,135
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(230)	(223)
Net carrying value	$140	$147
Customer Relationships (10 to 15-year life)
Gross carrying value	$18,020	$18,020
Accumulated amortization	(9,874)	(8,882)
Net carrying value	$8,146	$9,138
Technology / Know-how (10-year life)
Gross carrying value	$3,900	$3,900
Accumulated amortization	(406)	(114)
Net carrying value	$3,494	$3,786
Non-compete Agreements (5-year life)
Gross carrying value	$600	$600
Accumulated amortization	(125)	(35)
Net carrying value	$475	$565
Total net carrying value	$45,557	$47,771
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Amortization expense	$691	$308	$2,214	$780
Total annual amortization expense for each of the next five years is estimated to be as follows:

2017	$2,764
2018	$2,764
2019	$2,764
2020	$2,729
2021	$2,644
Note 6 – Income Taxes
Prepaid Federal income taxes of $6.0 million and $3.8 million were included in Other Current Assets at March 31, 2016 and June 30, 2015, respectively. Prepaid state and local income taxes of $0.9 million and $0.6 million were included in Other Current Assets at March 31, 2016 and June 30, 2015, respectively.
The gross tax contingency reserve at March 31, 2016 was $1.5 million and consisted of estimated tax liabilities of $1.0 million and interest and penalties of $0.5 million. We have not classified any of the gross tax contingency reserve at March 31, 2016 as a current liability as none of these amounts are expected to be resolved within the next 12 months. Consequently, the entire liability of $1.5 million was included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations. We recognize interest and penalties related to these tax liabilities in income tax expense.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 7 – Business Segment Information
The March 31, 2016 identifiable assets by reportable segment are generally consistent with that of June 30, 2015. However, the amount of Corporate assets declined because of the decrease in cash, which is treated as a Corporate asset, due to the payment of the December 2015 special dividend. The following summary of financial information is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2015 consolidated financial statements:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net Sales	$287,765	$263,400	$906,619	$826,798
Operating Income
Specialty Foods	$46,476	$34,170	$146,866	$124,909
Corporate Expenses	(2,532)	(2,962)	(8,919)	(8,881)
Total	$43,944	$31,208	$137,947	$116,028
Note 8 – Stock-Based Compensation
Our shareholders previously approved the adoption of and subsequent amendments to the Lancaster Colony Corporation 2005 Stock Plan (the “2005 Plan”). The 2005 Plan reserved 2,000,000 common shares for issuance to our employees and directors. As the 2005 Plan expired in May 2015, we obtained shareholder approval of the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (the “2015 Plan”) at our November 2015 Annual Meeting of Shareholders. The 2015 Plan did not affect any currently outstanding equity awards granted under the 2005 Plan. The 2015 Plan reserved 1,500,000 common shares for issuance to our employees and directors. All awards granted under these plans will be exercisable at prices not less than fair market value as of the date of the grant. The vesting period for awards granted under these plans varies as to the type of award granted, but generally these awards have a maximum term of five years.
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

The following table summarizes our SSSARs compensation expense recorded:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Compensation expense	$351	$308	$889	$893

At March 31, 2016, there was $3.1 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our restricted stock compensation expense recorded:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Compensation expense	$436	$384	$1,251	$1,318

At March 31, 2016, there was $3.8 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
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
The following table summarizes the components of net periodic benefit income for our pension plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Components of net periodic benefit income
Interest cost	$421	$403	$1,263	$1,209
Expected return on plan assets	(630)	(658)	(1,890)	(1,974)
Amortization of unrecognized net loss	135	107	405	321
Net periodic benefit income	$(74)	$(148)	$(222)	$(444)
For the three and nine months ended March 31, 2016, we made no pension plan contributions and we do not expect to make any contributions to our pension plans during 2016.
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
The following table summarizes the components of net periodic benefit (income) cost for our postretirement plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Components of net periodic benefit (income) cost
Service cost	$7	$8	$20	$24
Interest cost	11	27	58	81
Amortization of unrecognized net gain	(11)	(7)	(23)	(21)
Amortization of prior service credit	(47)	(1)	(79)	(3)
Net periodic benefit (income) cost	$(40)	$27	$(24)	$81

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
Part of our future growth may result from acquisitions. We continue to review potential acquisitions that we believe will complement our existing product lines, enhance our profitability and/or offer good expansion opportunities in a manner that fits our overall strategic goals.
Our operations are organized into one reportable segment: “Specialty Foods.” Our sales are predominately domestic.
Our business has the potential to achieve future growth in sales and profitability due to attributes such as:

•	leading retail market positions in several product categories with a high-quality perception;

•	recognized innovation in retail products;

•	a broad customer base in both retail and foodservice accounts;

•	well-regarded culinary expertise among foodservice customers;

•	recognized leadership in foodservice product development;

•	experience in integrating complementary business acquisitions; and

•	historically strong cash flow generation that supports growth opportunities.
Our goal is to grow both retail and foodservice sales over time by:

•	leveraging the strength of our retail brands to increase current product sales;

•	introducing new retail products and expanding distribution;

•	growing our foodservice sales through the strength of our reputation in product development and quality; and

•	pursuing acquisitions that meet our strategic criteria.
We have made substantial capital investments to support our existing food operations and future growth opportunities. For example, in 2015 we completed a significant processing capacity expansion at our Horse Cave, Kentucky dressing facility to help meet demand for our dressing products. Based on our current plans and expectations, our capital expenditures for 2016 are expected to total approximately $16 million. We anticipate we will be able to fund all of our capital needs in 2016 with cash generated from operations.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Margin

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2016	2015	Change		2016	2015	Change
Net Sales	$287,765	$263,400	$24,365	9%	$906,619	$826,798	$79,821	10%
Gross Margin	$72,924	$56,625	$16,299	29%	$224,485	$192,702	$31,783	16%
Gross Margin as a Percentage of Net Sales	25.3%	21.5%			24.8%	23.3%
On March 13, 2015 we acquired Flatout and its results of operations have been included in our consolidated financial statements from the date of acquisition. Flatout contributed approximately $10 million and $31 million in net sales to our results for the three and nine months ended March 31, 2016, respectively. Flatout sales were not material in the comparative prior-year periods.
Net sales for the three and nine months ended March 31, 2016 increased 9% and 10%, respectively. The growth was driven by the contribution from Flatout, as well as increased retail and foodservice volumes and pricing actions. Our overall sales volume, as measured by pounds shipped, improved by 4% and 6% for the three and nine months ended March 31, 2016, respectively. Net pricing actions were primarily due to significantly higher egg costs incurred in our first half. In general, the net impact of higher pricing represented nearly 2% and more than 1% of net sales for the quarter and year-to-date periods, respectively. The year-to-date period also benefited from lower new product placement costs in our first half.
Retail net sales increased 12% and 11% during the three and nine months ended March 31, 2016, respectively, on the addition of Flatout and higher sales of certain product lines including Olive Garden® retail dressings and Marzetti® refrigerated dressings, including Simply Dressed®. Foodservice net sales improved 7% and 8% for the quarter and year-to-date periods, respectively, as demand from national chain restaurants remained strong.
Excluding sales contributed by Flatout, consolidated net sales increased 6% for the three and nine months ended March 31, 2016.
Gross margin improved for the three months ended March 31, 2016 due to the influence of our net pricing actions, higher sales volumes, lower freight costs, and overall lower raw-material costs, primarily for soybean oil, resin packaging and flour. During the current quarter, egg costs returned to price levels comparable to the prior-year period. Excluding any pricing actions, total raw-material costs positively affected our gross margins by nearly 2% of net sales for the quarter.
Gross margin also improved for the nine months ended March 31, 2016 due to the influence of our net pricing actions, higher sales volumes, lower new product placement costs and lower freight costs. Such benefits were offset, in part, by a net increase in commodity costs. In the first half of the year, we experienced significantly higher egg costs attributed to the avian influenza outbreak. Consequently, on a year-to-date basis, commodity costs were higher despite lower costs of certain raw materials, specifically soybean oil, dairy-based products, resin packaging and flour. Excluding any pricing actions, total raw-material costs negatively affected our gross margins by less than 1% of net sales for the year-to-date period.
Selling, General and Administrative Expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2016	2015	Change		2016	2015	Change
SG&A Expenses	$28,980	$25,417	$3,563	14%	$86,538	$76,674	$9,864	13%
SG&A Expenses as a Percentage of Net Sales	10.1%	9.6%			9.5%	9.3%
Selling, general and administrative expenses increased 14% and 13% for the three and nine months ended March 31, 2016, respectively, and were slightly higher as a percentage of net sales for the comparative third quarter and year-to-date periods. In general, the increase in these costs reflects the influence of overall higher sales volumes, higher levels of consumer spending on our key retail product lines, as well as the new consumer and trade activities related to Flatout and amortization expense attributable to the Flatout intangible assets.
Operating Income
The foregoing factors contributed to consolidated operating income totaling $43.9 million and $137.9 million for the three and nine months ended March 31, 2016, respectively. Our operating income can be summarized as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2016	2015	Change		2016	2015	Change
Operating Income
Specialty Foods	$46,476	$34,170	$12,306	36%	$146,866	$124,909	$21,957	18%
Corporate Expenses	(2,532)	(2,962)	430	(15)%	(8,919)	(8,881)	(38)	—%
Total	$43,944	$31,208	$12,736	41%	$137,947	$116,028	$21,919	19%
Operating Income as a Percentage of Net Sales
Specialty Foods	16.2%	13.0%			16.2%	15.1%
Total	15.3%	11.8%			15.2%	14.0%

As we enter the final quarter of 2016, we anticipate the comparative year-over-year impact of our net pricing actions will be lower than that of our third quarter, primarily due to the lower egg costs that will be passed through to our foodservice national account customers. Our initiative to selectively rationalize some of our foodservice business is expected to slow sales growth in that channel as well. Overall, commodity costs and freight costs are expected to remain favorable in the fourth quarter. However, we anticipate an increase in product placement, marketing and promotional costs in the fourth quarter to support new retail product introductions.
Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended March 31, 2016 increased by $13.0 million to $44.1 million from the prior-year total of $31.1 million. Income before income taxes for the nine months ended March 31, 2016 and 2015 was $138.0 million and $115.9 million, respectively.
Taxes Based on Income
Our effective tax rate was 33.9% for the nine months ended March 31, 2016 and was lower than the prior-year rate of 34.3%. The decrease in the 2016 effective rate was influenced by an increased deduction for dividends paid to our frozen ESOP Plan due to the $5.00 per share special dividend paid in December 2015.
Net Income
Third quarter net income for 2016 of $29.0 million increased from the preceding year’s net income for the quarter of $20.4 million, as influenced by the factors noted above. Year-to-date net income of $91.1 million was higher than the prior year-to-date total of $76.1 million. Diluted weighted average shares outstanding have remained relatively stable. As a result, and due to the change in net income for each year, net income per share for the third quarter of 2016 totaled $1.06 per diluted share, as compared to net income of $0.75 per diluted share in the prior year. Year-to-date net income per share was $3.32 per diluted share, as compared to $2.78 per diluted share for the prior-year period.
FINANCIAL CONDITION
For the nine months ended March 31, 2016, net cash provided by operating activities totaled $100.6 million, as compared to $96.6 million in the prior-year period. The increase was due to an increase in net income and depreciation and amortization as partially offset by higher working capital requirements. In general, the increased levels of working capital requirements reflect higher sales volumes and the impact of our Flatout acquisition. Additionally, the changes in other current assets and accounts payable and accrued liabilities reflect the timing of estimated tax payments and the favorable tax impact of the loss on sale of discontinued operations in prior years. The increase in depreciation and amortization reflects the amortization of intangibles relating to the Flatout acquisition and the related depreciation on its acquired fixed assets, as well as additional depreciation on recent capital expenditures.
Cash used in investing activities for the nine months ended March 31, 2016 was $12.1 million, as compared to $109.4 million in the prior year. This decrease reflects the $92.2 million paid for the acquisition of Flatout in March 2015, as well as a planned lower level of capital expenditures in 2016. Our 2015 capital expenditures included a processing capacity expansion project at our Horse Cave, Kentucky dressing facility which was essentially complete at December 31, 2014.
Cash used in financing activities for the nine months ended March 31, 2016 of $176.3 million increased from the prior-year total of $37.3 million. This increase was due to higher dividend payments, including the $5.00 per share special dividend that was paid in December 2015. The special dividend payment, which totaled $136.7 million, led to the decline in retained earnings since June 30, 2015 and also resulted in the decrease of Corporate assets from that presented in the business segment information disclosed in our 2015 Annual Report on Form 10-K. The share repurchases in the nine months ended March 31, 2016 and 2015 were for shares repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees. At March 31, 2016, 1,418,152 shares remained authorized for future buyback under the existing share repurchase program.
At March 31, 2016, we had an unsecured revolving credit facility under which we could borrow up to a maximum of $120 million at any one time. We had no borrowings outstanding under this facility at March 31, 2016. At March 31, 2016, we had $4.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on this facility. At March 31, 2016, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At March 31, 2016, we were not aware of any event that would constitute a default under this facility.
On April 8, 2016, we entered into a new unsecured revolving credit facility (“New Credit Facility”). The New Credit Facility replaced our existing credit facility discussed above. The material terms and covenants of the New Credit Facility are substantially similar to our existing credit facility.

The New Credit Facility provides that we may borrow, on a revolving credit basis, up to a maximum of $150 million at any one time. The New Credit Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the New Credit Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the New Credit Facility, they will be classified as long-term debt.
The New Credit Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. We currently expect to remain in compliance with the facility’s covenants for the foreseeable future. However, a default under the facility could accelerate the repayment of any outstanding indebtedness and limit our access to $75 million of additional credit available under the facility. Such an event could require a reduction in or curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due.
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under our New Credit Facility, should be adequate to meet our cash requirements through 2016 and 2017. If we were to borrow outside of our New Credit Facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. Examples of items not recognized as liabilities in our condensed consolidated financial statements are commitments to purchase raw materials or packaging inventory that has not yet been received as of March 31, 2016 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand and the impact of commodity prices, there have been no significant changes to the contractual obligations disclosed in our 2015 Annual Report on Form 10-K.
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
Items which could impact these forward-looking statements include, but are not limited to:

•	the potential for another large outbreak of avian influenza in the U.S. and the resulting fluctuations in the cost and availability of egg-based ingredients;

•	our ability to successfully implement our initiative to selectively rationalize business within our foodservice channel;

•	fluctuations in the cost and availability of other raw materials and packaging;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	the potential for loss of larger programs or key customer relationships;

•	the effect of consolidation of customers within key market channels;

•	price and product competition;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	dependence on contract manufacturers;

•	efficiencies in plant operations;

•	stability of labor relations, including the impact of our contract negotiations with a collective bargaining unit beginning in our fourth fiscal quarter;

•	the outcome of any litigation or arbitration;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	the ability to successfully grow the Flatout business;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	dependence on key personnel and changes in key personnel;

•	changes in financial markets;

•	access to any required financing;

•	changes in estimates in critical accounting judgments; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2015 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2015 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which 1,418,152 shares remained authorized for future repurchases at March 31, 2016. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1-31, 2016	—	$—	—	1,419,682
February 1-29, 2016 (1)	1,530	$101.16	1,530	1,418,152
March 1-31, 2016	—	$—	—	1,418,152
Total	1,530	$101.16	1,530	1,418,152
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

LANCASTER COLONY CORPORATION
(Registrant)
Date:	May 3, 2016	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	May 3, 2016	By:	/s/ DOUGLAS A. FELL
Douglas A. Fell
Treasurer, Vice President,
Assistant Secretary and
Chief Financial Officer
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2016
INDEX TO EXHIBITS

Exhibit Number	Description	Located at

10.1*	Form of Restricted Stock Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan	Filed herewith

10.2*	Form of Stock Appreciation Rights Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan	Filed herewith

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.