Form 10-K
period 2016-06-30
LANCASTER COLONY CORP
filed 2016-08-24
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price at which such Common Stock was last sold as of December 31, 2015 was $2,138.9 million.
As of August 4, 2016, there were 27,423,693 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its November 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I

Item 1. Business
GENERAL
Lancaster Colony Corporation, an Ohio corporation, is a manufacturer and marketer of specialty food products for the retail and foodservice channels. We began our operations in 1961 as a Delaware corporation. In 1992, we reincorporated as an Ohio corporation. Our principal executive offices are located at 37 West Broad Street, Columbus, Ohio 43215 and our telephone number is 614-224-7141.
In recent years, our strategy has shifted away from operating businesses in a variety of industries towards emphasizing the growth and success we have achieved in our Specialty Foods business. Consistent with this strategy, on January 30, 2014, we sold effectively all of the net operating assets of our candle manufacturing and marketing operations. This sale marked the divestiture of our last remaining non-food business. The financial results of these operations for 2014, previously included in our Glassware and Candles segment, are reported as discontinued operations.
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
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENT
We operate in one business segment – “Specialty Foods.” The financial information relating to our business segment for the three years ended June 30, 2016, 2015 and 2014 is included in Note 10 to the consolidated financial statements, and located in Part II, Item 8 of this Annual Report on Form 10-K. Further description of the business segment within which we operate is provided below.
Specialty Foods Segment
The following table presents the primary food products we manufacture and sell under our brand names:

Food Products	Brand Names
Salad dressings and sauces	Marzetti, Marzetti Simply Dressed, Cardini’s, Girard’s, Katherine’s Kitchen
Vegetable dips and fruit dips	Marzetti
Frozen garlic breads	New York BRAND Bakery, Mamma Bella, Mamma Bella’s
Frozen Parkerhouse style yeast rolls and dinner rolls	Sister Schubert’s, Mary B’s
Premium dry egg noodles	Inn Maid, Amish Kitchen
Frozen specialty noodles	Reames, Aunt Vi’s
Croutons and salad toppings	New York BRAND Bakery, New York BRAND Bakery Texas Toast, Chatham Village, Cardini’s, Marzetti Simply Dressed, Marzetti
Flatbread wraps and pizza crusts	Flatout
Caviar	Romanoff
We also manufacture and sell other products pursuant to brand license agreements, including Olive Garden® dressing, Jack Daniel’s® mustards and Hungry Girl® flatbreads. A portion of our sales are products sold under private label to retailers, distributors and restaurants primarily in the United States. Additionally, a small portion of our sales are dressing packets, frozen specialty noodles, pasta and flatbreads sold to industrial customers for use as ingredients or components in their products.

Sales are made to retail and foodservice channels. The vast majority of the products we sell in the retail and foodservice channels are sold primarily through sales personnel, food brokers and distributors. We have strong placement of products in U.S. grocery produce departments through our refrigerated salad dressings, vegetable and fruit dips, and croutons. Our flatbread products are generally placed in the deli section of the grocery store. We also have products typically marketed in grocery aisles involving shelf-stable salad dressing, slaw dressing, dry egg noodles and croutons. Within the frozen aisles of grocery retailers, we also have prominent market positions of frozen yeast rolls, garlic breads and egg noodles. Products we sell in the foodservice channel are often custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls.
Net sales attributable to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., totaled 19%, 18% and 18% of consolidated net sales for 2016, 2015 and 2014, respectively. Net sales attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) totaled 16%, 16% and 17% of consolidated net sales for 2016, 2015 and 2014, respectively. No other customer accounted for more than 10% of our total net sales during these years. Although we have the leading market share in several product categories, all of the markets in which we sell food products are highly competitive in the areas of price, quality and customer service.
We continue to rely upon our strong retail brands, innovation expertise, geographic and channel expansion and customer relationships for future growth. Our category-leading retail brands and commitment to new product development helps drive increased consumer demand in our retail channel. In the foodservice channel, we grow our business with established customers and pursue new opportunities by leveraging our culinary skills and experience to support the development of new products and menu offerings. Strategic acquisitions are also part of our future growth plans, with a focus on fit and value.
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
Our sales are affected by seasonal fluctuations, primarily in the fiscal second quarter and the Easter holiday season when sales of frozen retail products tend to be most pronounced. The impacts on working capital are not significant. We do not utilize any franchises or concessions. In addition to the owned and licensed trademarks discussed above, we also own and operate under innumerable other intellectual property rights, including patents, copyrights, formulas, proprietary trade secrets, technologies, know-how processes and other unregistered rights. We consider our owned and licensed intellectual property rights to be essential to our business.
NET SALES BY CLASS OF PRODUCTS
The following table sets forth information with respect to the percentage of net sales contributed by each class of similar products that account for at least 10% of our consolidated net sales in any year from 2014 through 2016:

	2016	2015	2014
Specialty Foods
Non-frozen	69%	67%	65%
Frozen	31%	33%	35%
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
COMPETITION
All the markets in which we sell products are highly competitive. We face competition from a number of domestic and foreign manufacturers of various sizes and capabilities. We compete with competitor branded products, as well as an increasing presence of retailers’ store branded products. Our ability to compete depends upon a variety of factors, including the position of our branded goods within various categories, product quality, product innovation, promotional and marketing activity, pricing and our ability to service customers.

ENVIRONMENTAL MATTERS
Our operations are subject to various federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations did not have a material effect upon the level of capital expenditures, earnings or our competitive position in 2016 and is not expected to have a material impact in 2017.
EMPLOYEES AND LABOR RELATIONS
As of June 30, 2016 we had 2,700 employees, 21% of which are represented under various collective bargaining contracts. 7% of our employees are represented under a collective bargaining contract that expired on April 30, 2016. We are currently renegotiating this contract. 9% of our employees are represented under a collective bargaining contract that will expire within one year. While we believe that labor relations with all our employees are satisfactory, a prolonged labor dispute or an organizing attempt could have a material effect on our business and results of operations.
FOREIGN OPERATIONS AND EXPORT SALES
Over 95% of our products are sold in the United States. Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations. We do not have any fixed assets located outside of the United States.
RAW MATERIALS
During 2016, we obtained adequate supplies of raw materials and packaging. We rely on a variety of raw materials and packaging for the day-to-day production of our products, including soybean oil, various sweeteners, eggs, dairy-related products, flour, various films and plastic and paper packaging materials.
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
We purchase a majority of our key raw materials on the open market. Our ability to avoid the adverse effects of a pronounced, sustained price increase in our raw materials is limited. We have observed increased volatility in the costs of many of these raw materials in recent years. Beginning in the fourth quarter of 2015, we experienced a significant increase in our egg-based ingredient costs as a direct result of a highly pathogenic strain of avian influenza that affected the primary egg-producing region in the United States. This increase was very sudden and significant and it adversely affected our results for the fourth quarter of 2015 and first half of 2016. In the past, fluctuating petroleum prices have impacted our costs of resin-based packaging and our costs of inbound freight on all purchased materials.
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

Such cost increases, as well as an inability to effectively implement additional measures to offset higher costs, could have a material adverse effect on our business and results of operations.
McLane, a foodservice distributor, is our largest customer and an adverse change in the financial condition of its business could have a material adverse impact on our results of operations and cash flows. Additionally, the loss of, or a significant reduction in, our business with the underlying foodservice customers could cause our sales and net income to decrease.
Our net sales to McLane represented 19% of consolidated net sales for the year ended June 30, 2016. Our accounts receivable balance from McLane as of June 30, 2016 was $11.2 million. McLane is a large national distributor that sells and distributes our products to several of our foodservice national chain customers, principally in the quick service and casual dining channels. In general, our foodservice national chain customers have direct relationships with us, but many choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these customers and we invoice McLane for these sales. Thus, unfavorable changes in the financial condition of McLane could have a material adverse effect on our profitability. In addition, the loss of, or significant reduction in our business with the underlying foodservice customers, or other disruptions, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business and results of operations. We believe that our relationship with McLane and the underlying foodservice customers is good, but we cannot assure that we will be able to maintain these relationships. McLane and the underlying foodservice customers are not typically committed to long-term contractual obligations with us, and they may switch to other suppliers that offer lower prices, differentiated products or customer service that McLane and/or the underlying foodservice customers perceive to be more favorable. In addition, changes in the general business model of McLane, or the underlying foodservice customers, could have an adverse effect on our business, results of operations and financial condition.
Wal-Mart is our second largest customer and an adverse change in the financial condition of its business could have a material adverse impact on our results of operations and cash flows. Additionally, the loss of, or a significant reduction in, its business could cause our sales and net income to decrease.
Our net sales to Wal-Mart represented 16% of consolidated net sales for the year ended June 30, 2016. Our accounts receivable balance from Wal-Mart as of June 30, 2016 was $16.6 million. While our relationship with Wal-Mart has been long-standing and believed to be good, we cannot assure that we will be able to maintain this relationship. Wal-Mart is not contractually obligated to purchase from us. In addition, changes in Wal-Mart’s general business model, such as reducing the shelf space devoted to the branded products we market, or devoting more shelf space to competing products, could adversely affect the profitability of our business with Wal-Mart, even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Wal-Mart’s financial condition or other disruptions to Wal-Mart, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business and results of operations.
Competitive conditions within our markets could impact our sales volumes and operating profits.
Competition within all of our markets is intense and is expected to remain so. Numerous competitors exist, many of which are larger than us in size. These competitive conditions could lead to significant downward pressure on the prices of our products, which could have a material adverse effect on our sales and profitability.
Competitive considerations in the various product categories in which we sell are numerous and include price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences and trends. In order to protect existing market share or capture increased market share among our retail and foodservice channels, we may decide to increase our spending on marketing and promotional costs, advertising and new product innovation. The success of marketing, advertising and new product innovation is subject to risks, including uncertainties about trade and consumer acceptance. As a result, any increased expenditures we make may not maintain or enhance market share and could result in lower profitability.
We may be subject to product recalls or other claims for mislabeled, adulterated, contaminated or spoiled food products.
Our results of operations could be impacted by both real and unfounded claims regarding our products, our competitors’ products and our suppliers’ products. Under certain circumstances, we may need to recall some of our products if they are, or have the potential to be, mislabeled, adulterated or contaminated. Any of these circumstances could necessitate a voluntary or mandatory recall due to a substantial product hazard, a need to change a product’s labeling or out of an abundance of caution for consumer safety. A pervasive product recall may have an adverse effect on our results of operations due to the costs of a recall, related legal claims, the destruction of product inventory, lost sales due to the unavailability of product for a period of time, or a loss of customer and consumer sentiment. In addition, we may also be liable if any of our products causes bodily injury or illness.

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
We are highly dependent upon consumers’ perception of the safety, quality and possible dietary attributes of our products. As a result, substantial negative publicity concerning one or more of our products, or other foods similar to or in the same food group as our products, could lead to a loss of consumer confidence in our products, removal of our products from retailers’ shelves and/or reduced prices and sales of our products. Product quality issues, whether actual or perceived, or allegations of product contamination, even when false or unfounded, could hurt the image of our brands and cause consumers to choose other products. Furthermore, any product recall, whether our own or by a third party within one of our categories or due to real or unfounded allegations, could damage our brand image and reputation. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
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
We rely on the success of our well-recognized brand names. Maintaining and enhancing our brand image and recognition is essential to our long-term success and maintaining license agreements under which we market and sell certain brands is important to our business. The failure to do either could have a material adverse effect on our business, financial condition and results of operations. We seek to maintain and enhance our brands through a variety of efforts, including the delivery of quality products, extending our brands into new markets and new products and investing in marketing and advertising. The costs of maintaining and enhancing our brands, including maintaining our rights to brands under license agreements, may increase. These increased costs could have a material adverse impact on our business, financial condition and results of operations.
We manufacture and sell numerous products pursuant to brand license agreements, including without limitation Olive Garden® dressing, Jack Daniel’s® mustards and Hungry Girl® flatbreads. We believe that our relationships with our brand licensors are good, but we cannot assure that we will maintain those relationships. Many of our brand license agreements can be terminated or not renewed at the option of the licensor upon short notice to us. The termination of our brand license agreements, the failure to renew our brand license agreements on terms favorable to us, or the impairment of our relationship with our brand licensors could have a material adverse effect on our sales, profitability and results of operations.
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
We sell our products principally to retail and foodservice channels, including traditional supermarkets, mass merchants, warehouse clubs, specialty food distributors, foodservice distributors and national restaurant chain accounts. Poor performance by our major wholesalers, retailers or chains, or our foodservice customers, or our inability to collect accounts receivable from our customers, could have a material adverse effect on our results of operations and financial condition.
In addition, many of our retail customers offer competitor branded and their own store branded products that compete directly with our products for shelf space and consumer purchases. Accordingly, there is a risk that these customers may give higher priority or promotional support to their store branded products or to the products of our competitors or discontinue the use of our products in favor of their store branded products or other competing products. Failure to maintain our retail shelf space or priority with these customers could have a material adverse effect on our business and results of operations.
Increases in energy-related costs could negatively affect our business by increasing our costs to produce goods.
We are subject to volatility in energy-related costs that affect the cost of producing and distributing our products, including our petroleum-derived packaging materials. While energy costs have generally trended lower over the past several quarters, sudden and dramatic increases in these types of costs could have a material adverse effect on our business and results of operations.
We limit our exposure to price fluctuations in energy-related costs by periodically entering into longer-term, fixed-price contracts for natural gas and electricity supply to some of our manufacturing facilities, but there can be no assurance that we will be successful in fully limiting our exposure to future price fluctuations.
Manufacturing capacity constraints may have a material adverse effect on us.
Our current manufacturing resources may be inadequate to meet significantly increased demand for some of our food products. Our ability to increase our manufacturing capacity depends on many factors, including the availability of capital, steadily increasing consumer demand, equipment delivery, construction lead-times, installation, qualification, regulatory permitting and regulatory requirements. Increasing capacity through the use of third party manufacturers depends on our ability to develop and maintain such relationships and the ability of such third parties to devote additional capacity to fill our orders.
A lack of sufficient manufacturing capacity to meet demand could cause our customer service levels to decrease, which may negatively affect customer demand for our products and customer relations generally, which in turn could have a material adverse effect on us. In addition, operating facilities at or near capacity may also increase production and distribution costs and negatively affect relations with our employees or contractors, which could result in disruptions in our operations.
A disruption of production at certain manufacturing facilities could result in an inability to provide adequate levels of customer service.
Because we source certain products from single manufacturing sites and use third party manufacturers for significant portions of our production needs for certain products, it is possible that we could experience a production disruption that results in a reduction or elimination of the availability of some of our products. Should we not be able to obtain alternate production capability in a timely manner, or on favorable terms, a negative impact on our results of operations could result, including the potential for long-term loss of product placement with various customers.
We are also subject to risks of other business disruptions associated with our dependence on production facilities and distribution systems. Natural disasters, terrorist activity or other unforeseen events could interrupt production or distribution and have a material adverse effect on our business and results of operations, including the potential for long-term loss of product placement with our customers.
The availability and cost of transportation for our products is vital to our success, and the loss of availability or increase in the cost of transportation could have an unfavorable impact on our business and results of operations.
Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products is a key factor to our success. A substantial portion of our products requires the use of refrigerated trailers for shipping. Delays in transportation, including weather-related delays, could have a material adverse effect on our business and results of operations. Further, increased line haul costs due to industry capacity constraints and high fuel costs could also negatively impact our financial results. We are often required to pay fuel surcharges that fluctuate with the price of diesel fuel to third-party transporters of our products. While diesel fuel prices have trended lower over the past several quarters, our fuel surcharges can be substantial. Accordingly, any sudden or dramatic increases in the price of diesel fuel would serve to increase our fuel surcharges and our cost of goods sold. If we were unable to pass those higher costs to our customers in the form of price increases, those higher costs could have a material adverse effect on our business and results of operations.

Our inability to successfully renegotiate collective bargaining contracts and any prolonged work stoppages could have an adverse effect on our business and results of operations.
We believe that our labor relations with employees under collective bargaining contracts are satisfactory, but our inability to negotiate the renewal of these contracts could have a material adverse effect on our business and results of operations. Any prolonged work stoppages could also have an adverse effect on our results of operations. We are currently renegotiating the labor contract for our Bedford Heights, Ohio plant facility, which produces various garlic bread products.
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
Cyber attacks or other breaches of network or information technology security may cause equipment failures or disruptions to our operations. Our inability to operate our networks as a result of such events, even for a limited period of time, may result in significant expenses. Cyber attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. To date, we have not been subject to cyber attacks or other cyber incidents that, individually or in the aggregate, have been material to our operations or financial condition. While we believe we take reasonable steps to protect the security of our information relative to our perceived risks, our preventative actions may be insufficient to defend against a major cyber attack in the future. The costs associated with a major cyber attack could include increased expenditures on cyber security measures, lost revenues from business interruption, litigation, regulatory fines and penalties and damage to our reputation. If we fail to prevent the theft of valuable information such as financial data, sensitive information about the Company and intellectual property, or if we fail to protect the privacy of customer, consumer and employee confidential data against breaches of network or information technology security, it could result in damage to our reputation and brand image, which could adversely impact our employee, customer and investor relations. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In addition, if we choose to voluntarily withdraw from a plan, we would be responsible for our proportionate share of the plan’s underfunded vested liability. We currently estimate that our liability for a complete withdrawal from both plans could exceed $16 million. However, that amount can vary at any given time based upon a number of factors, including current and future regulatory requirements, the performance of the pension plan’s investments, the number of participants who are entitled to receive benefits from the plan, the number of other contributors who participate in or withdraw from the plan and whether the plan is terminated. These factors may cause our withdrawal liability to increase, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
As of June 30, 2016, Mr. Gerlach owned or controlled 30% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power also may have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
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
The following table summarizes our locations (including aggregation of multiple facilities) that are considered the principal manufacturing and warehousing operations of our Specialty Foods segment:

Location	Principal Products Involved	Terms of Occupancy
Altoona, IA (1)	Frozen pasta	Owned/Leased
Bedford Heights, OH (2)	Frozen breads	Owned/Leased
Columbus, OH (2)	Sauces, dressings, dips, distribution of frozen foods	Owned/Leased
Grove City, OH	Distribution of non-frozen foods	Owned
Horse Cave, KY	Sauces, dressings, dips, frozen rolls	Owned
Luverne, AL	Frozen rolls	Owned
Milpitas, CA (3)	Sauces and dressings	Owned/Leased
Saline, MI (2)	Flatbread wraps and pizza crusts	Owned/Leased
Wareham, MA (4)	Croutons	Leased

(1)	Part leased for term expiring in fiscal 2020

(2)	Part leased for term expiring in fiscal 2017

(3)	Part leased for term expiring in fiscal 2021

(4)	Fully leased for term expiring in fiscal 2019

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on The NASDAQ Global Select Market under the symbol LANC. The following table sets forth the high and low prices for Lancaster Colony Corporation common shares and the dividends paid for each quarter of 2016 and 2015. Stock prices were provided by The NASDAQ Stock Market LLC.

	Stock Prices		Dividends Paid Per Share
	High	Low
2016
First Quarter	$101.63	$89.62	$0.46
Second Quarter (includes special dividend of $5.00 per share)	$118.74	$95.47	5.50
Third Quarter	$119.80	$95.78	0.50
Fourth Quarter	$128.07	$107.29	0.50
Year			$6.96

2015
First Quarter	$97.44	$84.48	$0.44
Second Quarter	$96.95	$81.96	0.46
Third Quarter	$96.43	$86.85	0.46
Fourth Quarter	$97.77	$87.23	0.46
Year			$1.82
The number of shareholders of record as of August 4, 2016 was approximately 770. This is not the actual number of beneficial owners of our common stock, as shares are held in “street name” by brokers and others on behalf of individual owners. The highest and lowest prices for our common stock from July 1, 2016 to August 4, 2016 were $132.06 and $124.90.
We have increased our regular cash dividends for 53 consecutive years. Future dividends will depend on our earnings, financial condition and other factors.
Issuer Purchases of Equity Securities
In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which 1,418,152 shares remained authorized for future repurchases at June 30, 2016. This share repurchase authorization does not have a stated expiration date. In the fourth quarter, we did not repurchase any of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1-30, 2016	—	$—	—	1,418,152
May 1-31, 2016	—	$—	—	1,418,152
June 1-30, 2016	—	$—	—	1,418,152
Total	—	$—	—	1,418,152

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
OF LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX
AND THE DOW JONES U.S. FOOD PRODUCERS INDEX

The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2011 in each of our Common Stock, the S&P Midcap 400 Index and the Dow Jones U.S. Food Producers Index. It is assumed that all dividends are reinvested, including any special dividends.

Cumulative Total Return (Dollars)
	6/11	6/12	6/13	6/14	6/15	6/16
Lancaster Colony Corporation	100.00	119.63	143.00	178.01	173.40	258.95
S&P Midcap 400	100.00	97.67	122.27	153.12	162.92	165.09
Dow Jones U.S. Food Producers	100.00	104.38	134.10	161.28	180.00	213.95
There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the above graph.

Item 6. Selected Financial Data
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY

	Years Ended June 30,
(Thousands Except Per Share Figures)	2016	2015	2014	2013	2012
Operations
Net Sales (1)	$1,191,109	$1,104,514	$1,041,075	$1,013,803	$988,937
Gross Profit (1)	$299,629	$257,692	$248,568	$244,707	$223,428
Percent of Net Sales	25.2%	23.3%	23.9%	24.1%	22.6%
Income From Continuing Operations Before Income Taxes (1)	$184,633	$154,552	$153,279	$153,818	$141,216
Percent of Net Sales	15.5%	14.0%	14.7%	15.2%	14.3%
Taxes Based on Income (1)	$62,869	$52,866	$52,293	$49,958	$48,867
Income From Continuing Operations (1)	$121,764	$101,686	$100,986	$103,860	$92,349
Percent of Net Sales	10.2%	9.2%	9.7%	10.2%	9.3%
Continuing Operations Diluted Net Income Per Common Share (1)	$4.44	$3.72	$3.69	$3.79	$3.38
Cash Dividends Per Common Share - Regular	$1.96	$1.82	$1.72	$1.52	$1.41
Cash Dividends Per Common Share - Special	$5.00	$—	$—	$5.00	$—

Financial Position
Total Assets (2)	$634,732	$702,156	$627,301	$606,260	$669,467
Property, Plant and Equipment-Net (1)	$169,595	$172,311	$168,674	$168,074	$161,029
Property Additions (1) (3)	$16,671	$18,298	$15,645	$23,460	$15,506
Depreciation and Amortization (1)	$24,147	$21,111	$18,993	$17,617	$17,589
Long-Term Debt	$—	$—	$—	$—	$—
Shareholders’ Equity	$513,598	$580,918	$528,597	$501,222	$564,267
Per Common Share	$18.73	$21.23	$19.33	$18.34	$20.68
Weighted Average Common Shares Outstanding-Diluted	27,373	27,327	27,308	27,285	27,265

(1)	Amounts for 2012-2014 exclude the impact of the discontinued Glassware & Candles segment operations.

(2)
Certain prior-year balances were reclassified in 2016 to reflect the impact of the adoption of new accounting guidance about the presentation of deferred tax assets and liabilities. With the adoption, our net deferred tax liability for all periods presented has been classified as noncurrent.

(3)	Amount for 2015 excludes property of $6.9 million obtained in the Flatout acquisition.

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
OVERVIEW
Business Overview
Lancaster Colony Corporation is a manufacturer and marketer of specialty food products for the retail and foodservice channels.
We previously manufactured and marketed candles for the food, drug and mass markets until that business was sold on January 30, 2014. The financial results of these operations for 2014, previously included in our Glassware and Candles segment, are reported as discontinued operations.
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
In our retail channel, we utilize numerous branded products to support growth and maintain market competitiveness. We place great emphasis on our product innovation and development efforts to enhance growth by providing distinctive new products or extensions of our current product lines to meet the evolving needs and preferences of consumers.
Our foodservice sales primarily consist of products sold to restaurant chains, either directly or through distributors. Over the long-term, we have experienced broad-based growth in our foodservice sales, as we build on our strong reputation for product development and quality.
We have made substantial capital investments to support our existing food operations and future growth opportunities. For example, in 2015 we completed a significant processing capacity expansion at our Horse Cave, Kentucky dressing facility to help meet demand for our dressing products. Based on our current plans and expectations, we believe our capital expenditures for 2017 could total approximately $20 to $22 million. We anticipate we will be able to fund all of our capital needs in 2017 with cash generated from operations.
Summary of 2016 Results
Consolidated net sales reached $1,191 million during 2016, increasing by 8% as compared to prior-year net sales of $1,105 million, driven by increased retail and foodservice volumes, pricing actions and the contribution from Flatout.

Gross profit increased 16% to $299.6 million from the prior-year total of $257.7 million. The increase resulted from higher sales, reduced commodity costs and lower freight costs.
Net income totaled $121.8 million in 2016, or $4.44 per diluted share, compared to net income of $101.7 million, or $3.72 per diluted share, in 2015. Net income in 2014 totaled $75.0 million, or $2.74 per diluted share, which included an after-tax loss on the sale of our candle manufacturing and marketing operations of $29.1 million.
Looking Forward
For 2017, we expect volume-driven growth in our retail sales channel with support from recent and upcoming new product introductions along with increased sales from Flatout. In the first half of 2017, we expect volume-driven growth from continuing customers in our foodservice channel will be largely offset by the influence of lower pricing (due to lower commodity costs, particularly eggs) and the impact of our customer rationalization initiative which began in the third quarter of 2016.
We will also continue to consider acquisition opportunities that are consistent with our growth strategy and represent good value or otherwise provide significant strategic benefits.
Among the many factors that may impact our ability to improve sales and operating margins in the coming year are the success of our continued investment in innovation and new products, growth from Flatout and the level of efficiency gains we ultimately achieve from our supply chain and other cost-saving initiatives.
Based on current market conditions, we foresee modestly favorable material cost comparisons in the first half of 2017, due mainly to the impact of lower egg costs and continued favorable trends in certain other key commodities. However, in the second half of 2017, we anticipate a more neutral pricing environment as we anniversary many comparisons on various key ingredients. Future changes in ingredient costs, as well as other material costs, will be influenced by the size of agricultural harvests in both the U.S. and other parts of the world and related global demand, economic conditions and the regulatory environment.
Overall, we continue to limit some of our exposure to volatile swings in food commodity costs through a structured forward purchasing program for certain key materials such as soybean oil and flour. For a more-detailed discussion of the effect of commodity costs, see the “Impact of Inflation” section of this MD&A below. Changes in other notable recurring costs, such as marketing, transportation and production costs, may also impact our overall results.
We will continue to periodically reassess our allocation of capital to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Profit

	Year Ended June 30,			Change
(Dollars in thousands)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Net Sales	$1,191,109	$1,104,514	$1,041,075	$86,595	8%	$63,439	6%
Gross Profit	$299,629	$257,692	$248,568	$41,937	16%	$9,124	4%
Gross Margin	25.2%	23.3%	23.9%
In March 2015 we acquired Flatout and its results of operations have been included in our consolidated financial statements from the date of acquisition. Flatout contributed approximately $42 million in net sales to our 2016 results. Flatout net sales were not material to our consolidated financial statements in 2015, with Flatout contributing $13 million in net sales.
2016 to 2015
Consolidated net sales for the year ended June 30, 2016 increased 8% to a new record of $1,191 million from the prior-year record total of $1,105 million. This growth was driven by the contribution from Flatout, increased retail and foodservice volumes and pricing actions. Our overall sales volume, as measured by pounds shipped, improved by 5%. Pricing actions were taken in response to significantly higher egg costs incurred in our first half. In general, the net impact of higher pricing represented more than 1% of net sales for 2016.
Retail net sales increased 10% due to the addition of Flatout and higher sales of certain product lines including Olive Garden® retail dressings and Marzetti® refrigerated dressings, including Simply Dressed®. Foodservice net sales improved 6% as demand from national chain restaurants remained strong. As a percentage of total net sales, retail net sales increased slightly to 52% from 51% in 2015.
Excluding sales contributed by Flatout, consolidated net sales increased 5% in 2016.

Our gross margin increased to 25.2% in 2016 compared with 23.3% in 2015 due to the influence of our net pricing actions and lower commodity and freight costs. The significantly higher egg costs attributed to the avian influenza outbreak we experienced in the first half of the year were more than offset by lower costs of certain other raw materials throughout the year, specifically soybean oil, dairy-based products, flour and resin packaging. Excluding any pricing actions, total raw-material costs positively affected our gross margins by less than 1% of net sales.
2015 to 2014
Consolidated net sales for the year ended June 30, 2015 increased 6% to a then record of $1,105 million from the prior-year record total of $1,041 million. This growth was primarily driven by volume and mix. Retail net sales increased 6% due to higher sales of New York BRAND® frozen garlic bread and Olive Garden® retail dressings and the impact of Flatout, but were offset in part by increased promotional spending on some retail product offerings and placement costs for new products. Foodservice net sales also improved 6% primarily due to increased sales to national chain restaurants. Our overall sales volume, as measured by pounds shipped, improved by 5%. Incremental net sales from Flatout accounted for less than 1% of the volume increase. The influence of a more favorable sales mix was estimated to be less than 1%. The net impact of pricing for both retail and foodservice was insignificant. As a percentage of net sales, sales of retail products remained relatively unchanged at 51%.
Our gross margin declined to 23.3% in 2015 compared with 23.9% in 2014 as the benefits from the improved sales volumes and modestly lower material costs were offset by increased operating costs due to capacity constraints in our dressing manufacturing, higher freight expense, increased placement costs for new products and certain nonrecurring charges related to Flatout. The higher levels of operating inefficiencies were most pronounced during the first half of 2015. We estimate that lower ingredient costs beneficially affected our gross margins by less than 1% of net sales.
Selling, General and Administrative Expenses

	Year Ended June 30,			Change
(Dollars in thousands)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
SG&A Expenses	$115,059	$102,831	$94,801	$12,228	12%	$8,030	8%
SG&A Expenses as a Percentage of Net Sales	9.7%	9.3%	9.1%
Selling, general and administrative expenses for 2016 totaled $115.1 million and increased 12% as compared with the 2015 total of $102.8 million, which had increased 8% from the 2014 total of $94.8 million. The 2016 increase in these costs reflected the influence of overall higher sales volumes, higher levels of consumer spending on our key retail product lines, as well as the new consumer and trade activities related to Flatout and amortization expense attributable to the Flatout intangible assets. The 2015 increase in these costs reflected higher consumer promotional spending on new products, transaction expenses related to the Flatout acquisition and increased amortization expense attributable to the Flatout intangible assets.
Operating Income

	Year Ended June 30,			Change
(Dollars in thousands)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Operating Income
Specialty Foods	$196,592	$167,095	$165,383	$29,497	18%	$1,712	1%
Corporate Expenses	(12,022)	(12,234)	(11,616)	212	(2)%	(618)	5%
Total	$184,570	$154,861	$153,767	$29,709	19%	$1,094	1%
Operating Income as a Percentage of Net Sales
Specialty Foods	16.5%	15.1%	15.9%
Total	15.5%	14.0%	14.8%
Due to the factors discussed above, the Specialty Foods segment’s operating income for 2016 totaled $196.6 million, an 18% increase from 2015 operating income of $167.1 million. The 2015 total was 1% higher than 2014 operating income of $165.4 million.
The level of the 2016 corporate expenses presented above was consistent with our expectations and was similar to those of 2015 and 2014.

Income From Continuing Operations Before Income Taxes
As affected by the factors discussed above, our income from continuing operations before income taxes for 2016 of $184.6 million increased 19% from the 2015 total of $154.6 million. The 2014 income from continuing operations before income taxes was $153.3 million.
Taxes Based on Income
Our effective tax rate was 34.1%, 34.2% and 34.1% in 2016, 2015 and 2014, respectively. Given the nature of our operations (predominately U.S. based for both sales and manufacturing), our effective tax rates typically stay within a fairly narrow range. See Note 9 to the consolidated financial statements for a reconciliation of the statutory rate to the effective rate for each year.
Income From Continuing Operations
Income from continuing operations for 2016 of $121.8 million increased from 2015 income from continuing operations of $101.7 million. Income from continuing operations was $101.0 million in 2014. Diluted weighted average common shares outstanding for each of the years ended June 30, 2016, 2015 and 2014 have remained relatively stable. As a result, and due to the change in income from continuing operations for each year, diluted income from continuing operations per share totaled $4.44, $3.72 and $3.69 for 2016, 2015 and 2014, respectively.
Discontinued Operations
There were no discontinued operations in 2016 and 2015. In 2014, we recorded a loss from discontinued operations of $26.0 million, net of tax, or $0.95 per diluted share, including an after-tax loss of $29.1 million on the sale of our candle manufacturing and marketing operations in January 2014. Income from discontinued operations, net of tax, was $3.1 million in 2014.
Net Income
As influenced by the factors discussed above, net income for 2016 of $121.8 million increased from the 2015 net income of $101.7 million, which had increased from 2014 net income of $75.0 million. Diluted net income per share totaled $4.44 in 2016, an increase from the 2015 total of $3.72 per diluted share. The 2014 net income per share totaled $2.74 per diluted share, which included the loss on the sale of discontinued operations.
FINANCIAL CONDITION
Liquidity and Capital Resources
We maintain sufficient flexibility in our capital structure to ensure our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and share repurchases. Our balance sheet maintained fundamental financial strength during 2016 as we ended the year with $118 million in cash and equivalents, along with shareholders’ equity of $514 million and no debt.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at June 30, 2016. At June 30, 2016, we had $4.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2016, we were in compliance with all applicable provisions and covenants of the Facility, and we exceeded the requirements of the financial covenants by substantial margins. At June 30, 2016, we were not aware of any event that would constitute a default under the Facility.
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

We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our cash requirements through 2017. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.
Cash Flows

	Year Ended June 30,			Change
(Dollars in thousands)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Provided By Operating Activities	$142,585	$132,772	$129,091	$9,813	7%	$3,681	3%
(Used In) Provided By Investing Activities	$(17,423)	$(112,325)	$8,475	$94,902	84%	$(120,800)	N/M
Used In Financing Activities	$(189,284)	$(49,784)	$(49,412)	$(139,500)	N/M	$(372)	(1)%
Cash provided by operating activities remains the primary source of financing for our internal growth.
Cash provided by operating activities in 2016 totaled $142.6 million, an increase of 7% as compared with the 2015 total of $132.8 million, which increased 3% from the 2014 total of $129.1 million. The 2016 increase was due to an increase in net income and depreciation and amortization as partially offset by higher working capital requirements. In general, the increased levels of working capital requirements reflect higher sales volumes and the impact of our Flatout acquisition. Additionally, the changes in other current assets and accounts payable and accrued liabilities reflect the timing of estimated tax payments and the favorable tax impact of the loss on sale of discontinued operations in prior years. The increase in depreciation and amortization reflects the amortization of intangibles relating to the Flatout acquisition and the related depreciation on its acquired fixed assets, as well as additional depreciation on recent capital expenditures. The 2015 increase in cash provided by operating activities was largely influenced by the discontinued operations resulting from the sale of our candle manufacturing and marketing operations, which were sold in January 2014. See Note 3 to the consolidated financial statements for further information regarding this sale.
Cash used in investing activities totaled $17.4 million in 2016 as compared to a use of $112.3 million in 2015 and a source of $8.5 million in 2014. The 2016 decrease in cash used in investing activities reflects the $92.2 million paid for the acquisition of Flatout in March 2015, as well as a planned lower level of capital expenditures in 2016. The 2015 increase in cash used in investing activities reflects cash paid for the 2015 acquisition of Flatout, proceeds from the sale of our candle manufacturing and marketing operations in 2014 and a higher level of capital expenditures compared to 2014. Our 2015 capital expenditures included a processing capacity expansion project at our Horse Cave, Kentucky dressing facility which was essentially complete at December 31, 2014. Capital expenditures totaled $16.7 million in 2016, compared to $18.3 million in 2015 and $16.0 million in 2014. Based on our current plans and expectations, we believe our capital expenditures for 2017 could total approximately $20 to $22 million.
Financing activities used net cash totaling $189.3 million, $49.8 million and $49.4 million in 2016, 2015 and 2014, respectively. The higher level in 2016 was due to higher dividend payments, including the $5.00 per share special dividend that was paid in December 2015. The special dividend payment, which totaled $136.7 million, led to the decline in retained earnings since June 30, 2015 and also resulted in the decrease of Corporate assets from that presented in the business segment information disclosed in our 2015 Annual Report on Form 10-K. The dividend payout rate for 2016 was $1.96 per share, excluding the special dividend, as compared to $1.82 per share in 2015 and $1.72 per share in 2014. This past fiscal year marked the 53rd consecutive year in which our dividend rate was increased. Cash utilized for share repurchases totaled $0.2 million, $0.6 million and $3.1 million in 2016, 2015 and 2014, respectively. Our Board of Directors approved a share repurchase authorization of 2,000,000 shares in November 2010. At June 30, 2016, 1,418,152 shares from this authorization remained authorized for future purchase.
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
We are contingently liable with respect to lawsuits, taxes and various other matters that routinely arise in the normal course of business. We do not have any related party transactions that materially affect our results of operations, cash flows or financial condition.

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
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our consolidated financial statements. Examples of items not recognized as liabilities in our consolidated financial statements are commitments to purchase raw materials or packaging inventory that has not yet been received as of June 30, 2016 and future minimum lease payments for the use of property and equipment under operating lease agreements.
The following table summarizes our contractual obligations as of June 30, 2016 (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$23,303	$4,810	$8,614	$4,090	$5,789
Purchase Obligations (2)	148,434	138,456	9,654	324	—
Other Noncurrent Liabilities (as reflected on Consolidated Balance Sheet) (3)	681	—	681	—	—
Total	$172,418	$143,266	$18,949	$4,414	$5,789

(1)	Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 5 to the consolidated financial statements for further information.

(2)	Purchase obligations represent purchase orders and longer-term purchase arrangements related to the procurement of raw materials, supplies, services, and property, plant and equipment.

(3)
This amount does not include $26.0 million of other noncurrent liabilities recorded on the balance sheet, which consist of the underfunded pension liability, other post employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation. These items are excluded, as it is not certain when these liabilities will become due. See Notes 9, 12, 13 and 14 to the consolidated financial statements for further information.

IMPACT OF INFLATION
Our business results can be influenced by significant changes in the costs of our raw materials. We attempt to mitigate the impact of inflation on our raw materials by entering into longer-term fixed-price contracts for a portion of our most significant commodities, soybean oil and flour. However, we remain exposed to events and trends in the marketplace for our other raw-material and packaging costs. While we attempt to pass through sustained increases in raw material costs via price adjustments on our retail and foodservice products, such price adjustments will often lag the changes in the related input costs.
For 2015 and 2014, the net impact of inflation was not significant. As we transitioned from 2015 to 2016 we saw a significant increase in the price of egg-based ingredients due to a significant outbreak of avian influenza in the United States. As noted above, due to timing and the degree of the increase in egg costs, we lagged obtaining cost recovery during the first half of 2016, but we had largely recovered such costs as we exited our third fiscal quarter. As we enter 2017, we expect to see a deflationary pricing environment within our foodservice channel as the cost of eggs has retreated to historical prices, and we have adjusted pricing charged to our foodservice customers to reflect the lower input cost of eggs and other key ingredients. Consequently, while the deflationary pricing is expected to have minimal impact to our gross profit during this period, we expect this deflationary pricing action to negatively impact our net sales growth from our foodservice channel during the first half of fiscal 2017.
We are also exposed to the impacts of general inflation, especially in the areas of annual wage adjustments and benefit costs. Over time, we attempt to minimize the exposure to such cost increases through greater manufacturing and distribution efficiencies, the improvement of work processes and strategic investments in plant equipment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
This MD&A discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including, but not limited to, those related to accounts receivable allowances, distribution costs, asset impairments and self-insurance reserves. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a significant impact on our consolidated financial statements. While a summary of our significant accounting policies can be found in Note 1 to the consolidated financial statements, we believe the following critical accounting policies reflect those areas in which more significant judgments and estimates are used in the preparation of our consolidated financial statements.
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
Accrued Distribution
We incur various freight and other related costs associated with shipping products to our customers and warehouses. We provide accruals for unbilled shipments from carriers utilizing historical or projected freight rates and other relevant information.
Accruals for Self-Insurance
Self-insurance accruals are made for certain claims associated with employee health care, workers’ compensation and general liability insurance. These accruals include estimates that are primarily based on historical loss development factors.
RECENT ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements and their impact on our consolidated financial statements are disclosed in Note 1 to the consolidated financial statements.
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
Items which could impact these forward-looking statements include, but are not limited to, those risk factors identified in Item 1A and:

•	price and product competition;

•	the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;

•	the potential for loss of larger programs or key customer relationships;

•	fluctuations in the cost and availability of ingredients and packaging;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	the effect of consolidation of customers within key market channels;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	dependence on contract manufacturers;

•	efficiencies in plant operations;

•	stability of labor relations, including the impact of our current contract negotiations with a collective bargaining unit;

•	the outcome of any litigation or arbitration;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	dependence on key personnel and changes in key personnel;

•	changes in estimates in critical accounting judgments; and

•	certain other risk factors, including those discussed in other filings we have submitted to the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to market risks primarily from changes in raw material prices. In recent years, due to the absence of any borrowings, we have not had exposure to changes in interest rates. We also have not had exposure to market risk associated with derivative financial instruments or derivative commodity instruments.
RAW MATERIAL PRICE RISK
We purchase a variety of commodities and other raw materials, such as soybean oil, flour, eggs and dairy-based materials, which we use to manufacture our products. The market prices for these commodities are subject to fluctuation based upon a number of economic factors and may become volatile at times. A recent example of such volatility occurred as we transitioned from 2015 to 2016 and the price of egg-based ingredients increased suddenly and dramatically due to a significant outbreak of avian influenza in the United States which sharply curtailed supply. While we do not use any derivative commodity instruments to hedge against commodity price risk, we do actively manage a portion of the risk through a structured forward purchasing program for certain key materials such as soybean oil and flour. This program gives us more predictable input costs, which may help stabilize our short-term margins during periods of volatility in commodity markets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Lancaster Colony Corporation
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule listed in the table of contents at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 24, 2016

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(Amounts in thousands, except share data)	2016	2015
ASSETS
Current Assets:
Cash and equivalents	$118,080	$182,202
Receivables (less allowance for doubtful accounts, 2016-$125; 2015-$206)	66,006	62,437
Inventories:
Raw materials	26,153	30,655
Finished goods	49,944	47,244
Total inventories	76,097	77,899
Other current assets	7,644	7,672
Total current assets	267,827	330,210
Property, Plant and Equipment:
Land, buildings and improvements	116,858	113,844
Machinery and equipment	263,336	253,143
Total cost	380,194	366,987
Less accumulated depreciation	210,599	194,676
Property, plant and equipment-net	169,595	172,311
Other Assets:
Goodwill	143,788	143,788
Other intangible assets-net	44,866	47,771
Other noncurrent assets	8,656	8,076
Total	$634,732	$702,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,931	$38,823
Accrued liabilities	33,072	35,821
Total current liabilities	73,003	74,644
Other Noncurrent Liabilities	26,698	23,654
Deferred Income Taxes	21,433	22,940
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-2016-27,423,550 shares; 2015-27,360,581 shares	110,677	107,767
Retained earnings	1,150,337	1,219,119
Accumulated other comprehensive loss	(11,350)	(10,057)
Common stock in treasury, at cost	(736,066)	(735,911)
Total shareholders’ equity	513,598	580,918
Total	$634,732	$702,156
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
(Amounts in thousands, except per share data)	2016	2015	2014
Net Sales	$1,191,109	$1,104,514	$1,041,075
Cost of Sales	891,480	846,822	792,507
Gross Profit	299,629	257,692	248,568
Selling, General and Administrative Expenses	115,059	102,831	94,801
Operating Income	184,570	154,861	153,767
Other, Net	63	(309)	(488)
Income From Continuing Operations Before Income Taxes	184,633	154,552	153,279
Taxes Based on Income	62,869	52,866	52,293
Income From Continuing Operations	121,764	101,686	100,986
Discontinued Operations, Net of Tax:
Income from discontinued operations	—	—	3,058
Loss on sale of discontinued operations	—	—	(29,058)
Total discontinued operations	—	—	(26,000)
Net Income	$121,764	$101,686	$74,986
Income Per Common Share From Continuing Operations:
Basic	$4.45	$3.72	$3.70
Diluted	$4.44	$3.72	$3.69
Loss Per Common Share From Discontinued Operations:
Basic and diluted	$—	$—	$(0.95)
Net Income Per Common Share:
Basic	$4.45	$3.72	$2.75
Diluted	$4.44	$3.72	$2.74
Weighted Average Common Shares Outstanding:
Basic	27,336	27,300	27,264
Diluted	27,373	27,327	27,308
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
(Amounts in thousands)	2016	2015	2014
Net Income	$121,764	$101,686	$74,986
Other Comprehensive (Loss) Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Net (loss) gain arising during the period, before tax	(4,200)	(3,563)	96
Prior service credit arising during the period, before tax	1,770	—	—
Amortization of loss, before tax	505	401	433
Amortization of prior service credit, before tax	(126)	(5)	(5)
Total Other Comprehensive (Loss) Income, Before Tax	(2,051)	(3,167)	524
Tax Attributes of Items in Other Comprehensive (Loss) Income:
Net (loss) gain arising during the period, tax	1,551	1,318	(36)
Prior service credit arising during the period, tax	(654)	—	—
Amortization of loss, tax	(186)	(149)	(160)
Amortization of prior service credit, tax	47	2	2
Total Tax Benefit (Expense)	758	1,171	(194)
Other Comprehensive (Loss) Income, Net of Tax	(1,293)	(1,996)	330
Comprehensive Income	$120,471	$99,690	$75,316
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
(Amounts in thousands)	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$121,764	$101,686	$74,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,147	21,111	20,407
Deferred income taxes and other noncash changes	(525)	306	2,720
Stock-based compensation expense	3,326	3,040	2,472
Excess tax benefit from stock-based compensation	(1,417)	(563)	(1,020)
Gain on sale of property	—	—	(6)
Loss on sale of discontinued operations	—	—	44,033
Pension plan activity	(296)	(591)	(243)
Changes in operating assets and liabilities:
Receivables	(3,547)	(1,900)	(6,881)
Inventories	1,802	366	1,122
Other current assets	1,445	5,229	(1,147)
Accounts payable and accrued liabilities	(4,114)	4,088	(7,352)
Net cash provided by operating activities	142,585	132,772	129,091
Cash Flows From Investing Activities:
Cash paid for acquisition, net of cash acquired	(12)	(92,217)	—
Payments for property additions	(16,671)	(18,298)	(15,961)
Proceeds from sale of property	—	—	6
Proceeds from sale of discontinued operations	—	—	25,610
Other-net	(740)	(1,810)	(1,180)
Net cash (used in) provided by investing activities	(17,423)	(112,325)	8,475
Cash Flows From Financing Activities:
Purchase of treasury stock	(155)	(569)	(3,120)
Payment of dividends (including special dividend payment, 2016-$136,677; 2015-$0; 2014-$0)	(190,546)	(49,778)	(46,988)
Excess tax benefit from stock-based compensation	1,417	563	1,020
Decrease in cash overdraft balance	—	—	(324)
Net cash used in financing activities	(189,284)	(49,784)	(49,412)
Net change in cash and equivalents	(64,122)	(29,337)	88,154
Cash and equivalents at beginning of year	182,202	211,539	123,385
Cash and equivalents at end of year	$118,080	$182,202	$211,539
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2013	27,324	$102,622	$1,139,213	$(8,391)	$(732,222)	$501,222
Net income			74,986			74,986
Net pension and postretirement benefit gains, net of $194 tax effect				330		330
Cash dividends - common stock ($1.72 per share)			(46,988)			(46,988)
Purchase of treasury stock	(42)				(3,120)	(3,120)
Stock-based plans, including excess tax benefits	57	(305)				(305)
Stock-based compensation expense		2,472				2,472
Balance, June 30, 2014	27,339	104,789	1,167,211	(8,061)	(735,342)	528,597
Net income			101,686			101,686
Net pension and postretirement benefit losses, net of ($1,171) tax effect				(1,996)		(1,996)
Cash dividends - common stock ($1.82 per share)			(49,778)			(49,778)
Purchase of treasury stock	(6)				(569)	(569)
Stock-based plans, including excess tax benefits	28	(62)				(62)
Stock-based compensation expense		3,040				3,040
Balance, June 30, 2015	27,361	107,767	1,219,119	(10,057)	(735,911)	580,918
Net income			121,764			121,764
Net pension and postretirement benefit losses, net of ($758) tax effect				(1,293)		(1,293)
Cash dividends - common stock ($6.96 per share)			(190,546)			(190,546)
Purchase of treasury stock	(2)				(155)	(155)
Stock-based plans, including excess tax benefits	65	(416)				(416)
Stock-based compensation expense		3,326				3,326
Balance, June 30, 2016	27,424	$110,677	$1,150,337	$(11,350)	$(736,066)	$513,598
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
Discontinued Operations
On January 30, 2014, we sold effectively all of the net operating assets of our candle manufacturing and marketing operations. The financial results of these operations for 2014 are reported as discontinued operations. See further discussion and disclosure about discontinued operations in Note 3.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates included in these consolidated financial statements include allowances for customer deductions, net realizable value of inventories, useful lives for the calculation of depreciation and amortization, distribution accruals, pension and postretirement assumptions and self-insurance accruals. Actual results could differ from these estimates.
Cash and Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amounts of our cash and equivalents, including money market funds and commercial paper, approximate fair value due to their short maturities and are considered level 1 investments, which have quoted market prices in active markets for identical assets. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. When such negative balances exist, they are included in Accrued Liabilities.
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
 Inventories
Inventories are valued at the lower of cost or market and are costed by various methods that approximate actual cost on a first-in, first-out basis. Due to the nature of our business, work in process inventory is not a material component of inventory. When necessary, we provide allowances to adjust the carrying value of our inventory to the lower of cost or net realizable value, including any costs to sell or dispose. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates about the future demand for our products. The estimates as to future demand used in the valuation of inventory are subject to the ongoing success of our products and may differ from actual due to factors such as changes in customer and consumer demand.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation, except for those acquired as part of a business combination, which are stated at fair value at the time of purchase. We use the straight-line method of computing depreciation for financial reporting purposes based on the estimated useful lives of the corresponding assets. Estimated useful lives for buildings and improvements range generally from 10 to 40 years while machinery and equipment range generally from 3 to 15 years. For tax purposes, we generally compute depreciation using accelerated methods.
Purchases of property, plant and equipment included in accounts payable and excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows at June 30 were as follows:

	2016	2015	2014
Construction in progress in accounts payable	$1,000	$189	$2,755
The following table sets forth depreciation expense in each of the years ended June 30:

	2016	2015	2014
Depreciation expense	$20,114	$18,867	$17,419
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
Accrued Distribution
We incur various freight and other related costs associated with shipping products to our customers and warehouses. We provide accruals for unbilled shipments from carriers utilizing historical or projected freight rates and other relevant information.
Accruals for Self-Insurance
Self-insurance accruals are made for certain claims associated with employee health care, workers’ compensation and general liability insurance. These accruals include estimates that are primarily based on historical loss development factors.
Shareholders’ Equity
We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock without par value and 1,150,000 shares of Class C Nonvoting Preferred Stock without par value. Our Board of Directors approved a share repurchase authorization of 2,000,000 shares in November 2010. At June 30, 2016, 1,418,152 shares remained authorized for future purchase.
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

	2016	2015	2014
Advertising expense as a percentage of net sales	3%	2%	2%
Distribution Costs
Distribution fees billed to customers are included in Net Sales, while our distribution costs incurred are included in Cost of Sales.
Stock-Based Employee Compensation Plans
We account for our stock-based employee compensation plans in accordance with GAAP for stock-based compensation, which requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. As our previous plan expired in May 2015, we obtained shareholder approval of a new plan at our November 2015 Annual Meeting of Shareholders. See further discussion and disclosure in Note 11.
Income Taxes
Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in numerous domestic jurisdictions.
Our annual tax rate is determined based on our income, statutory tax rates and the permanent tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets will be realized and thus we have not recorded any valuation allowance for the years ended June 30, 2016 or 2015.
In accordance with accounting literature related to uncertainty in income taxes, tax benefits and liabilities from uncertain tax positions that are recognized in the financial statements are measured based on the largest attribute that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position. See further discussion in Note 9.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted income per common share from continuing operations were calculated as follows:

	2016	2015	2014
Income from continuing operations	$121,764	$101,686	$100,986
Income from continuing operations available to participating securities	(242)	(143)	(174)
Income from continuing operations available to common shareholders	$121,522	$101,543	$100,812

Weighted average common shares outstanding - basic	27,336	27,300	27,264
Incremental share effect from:
Nonparticipating restricted stock	3	3	3
Stock-settled stock appreciation rights	34	24	41
Weighted average common shares outstanding - diluted	27,373	27,327	27,308

Income per common share from continuing operations - basic	$4.45	$3.72	$3.70
Income per common share from continuing operations - diluted	$4.44	$3.72	$3.69
Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets – net income and other comprehensive income (loss). Included in other comprehensive income (loss) are pension and postretirement benefits adjustments.
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	2016	2015
Accumulated other comprehensive loss at beginning of year	$(10,057)	$(8,061)
Defined Benefit Pension Plan Items:
Net loss arising during the period	(4,409)	(3,408)
Amortization of unrecognized net loss (1)	539	429
Postretirement Benefit Plan Items:
Net gain (loss) arising during the period (2)	209	(155)
Prior service credit arising during the period (2)	1,770	—
Amortization of unrecognized net gain (1)	(34)	(28)
Amortization of prior service credit (1)	(126)	(5)
Total other comprehensive loss, before tax	(2,051)	(3,167)
Total tax benefit	758	1,171
Other comprehensive loss, net of tax	(1,293)	(1,996)
Accumulated other comprehensive loss at end of year	$(11,350)	$(10,057)

(1)	Included in the computation of net periodic benefit income/cost. See Notes 12 and 13 for additional information.

(2)	Includes a negative plan amendment and subsequent remeasurement. See Note 13 for additional information.
Recently Issued Accounting Standards
In July 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which requires entities to measure most inventory “at the lower of cost or net realizable value,” thereby simplifying current guidance. Under current guidance an entity must measure inventory at the lower of cost or market, where market is defined as one of three different measures, one of which is net realizable value. We will adopt this guidance on a prospective basis in fiscal 2017 including interim periods. We do not believe it will have a material impact on our consolidated financial statements.
In March 2016, the FASB issued new accounting guidance to simplify the accounting for stock-based compensation. The amendments include changes to the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance will be effective for us in fiscal 2018 including interim periods. The transition method that will be applied on adoption varies for each of the amendments. We are currently evaluating the impact of this guidance.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In May 2014, the FASB issued new accounting guidance for the recognition of revenue under the principle: “Recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The guidance will be effective for us in fiscal 2019 including interim periods and will require either retrospective application to each prior period presented or retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. The FASB issued subsequent clarifications of this new accounting guidance in 2016. We are currently evaluating the impact of this guidance.
In February 2016, the FASB issued new accounting guidance to require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months. The updated guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease). Both lease classifications require the lessee to record a right-of-use asset and a lease liability based upon the present value of the lease payments. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The updated guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the consolidated financial statements. The guidance will be effective for us in fiscal 2020 including interim periods using a modified retrospective approach. We are currently evaluating the impact of this guidance.
Recently Adopted Accounting Standards
In November 2015, the FASB issued new accounting guidance which requires deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability. This guidance may be applied on either a prospective or retrospective basis and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We adopted this guidance effective December 31, 2015 using a retrospective basis of adoption. With the adoption, our net deferred tax liability for all periods presented in the Consolidated Balance Sheets has been classified as noncurrent. For June 30, 2015, the reclassification of $12.8 million of current deferred tax assets to noncurrent liabilities caused the Other Current Assets line to change from $20.5 million to $7.7 million and the Deferred Income Taxes line to change from $35.7 million to $22.9 million. As this guidance only relates to balance sheet classification, there was no impact on the Consolidated Statements of Income.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following purchase price allocation was based on the fair value of the net assets acquired:

Balance Sheet Captions	Allocation
Receivables	$2,479
Inventories	3,749
Other current assets	212
Property, plant and equipment	6,937
Goodwill (not tax deductible)	53,948
Other intangible assets	44,000
Current liabilities	(2,445)
Deferred tax liabilities	(16,651)
Net assets acquired	$92,229
The goodwill recognized above arose because the purchase price for Flatout reflected a number of factors including the future earnings and cash flow potential of Flatout and the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance our existing product offerings and enter the supermarket deli department. Goodwill also resulted from the workforce acquired with Flatout, as well as the impact of deferred tax liabilities established on the acquired assets.
We determined the values and lives of the other intangible assets listed in the allocation above as: $34.5 million for the tradename with a 30-year life; $5.0 million for the customer relationships with a 10-year life; $3.9 million for the technology / know-how with a 10-year life and $0.6 million for the non-compete agreements with a 5-year life.
Pro forma results of operations have not been presented herein as the acquisition was not considered material to our 2015 results of operations.

Note 3 – Discontinued Operations
On January 30, 2014, we sold effectively all of the net operating assets of our candle manufacturing and marketing operations for $28 million in cash. Net proceeds from the sale, after post-closing adjustments and transaction costs, totaled $25.6 million. The transaction resulted in a pretax loss of $44.0 million and a tax benefit of $15.0 million, which were recorded in the year ended June 30, 2014. The financial results of these operations for 2014 are reported as discontinued operations. The discontinued operations, previously included in our Glassware and Candles segment, had net sales of $89.4 million and a pretax loss of $39.4 million, including the pretax loss on sale, for the year ended June 30, 2014.

Note 4 – Long-Term Debt
At June 30, 2015, we had an unsecured credit facility under which we could borrow, on a revolving credit basis, up to a maximum of $120 million at any one time, with potential to expand the total credit availability to $200 million subject to us obtaining consent of the issuing banks and certain other conditions.
On April 8, 2016, we entered into a new unsecured revolving credit facility (“New Credit Facility”), which replaced the facility discussed above. The material terms and covenants of the New Credit Facility are substantially similar to our previous credit facility.
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
At June 30, 2016 and 2015, we had no borrowings outstanding under these facilities. At June 30, 2016, we had $4.7 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the New Credit Facility. We paid no interest in 2016 and 2015.

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

Note 5 – Commitments
We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment, which expire at various dates through fiscal year 2027. Certain of these leases contain renewal options, some provide options to purchase during the lease term and some require contingent rentals. The future minimum rental commitments due under these leases are summarized as follows:

2017	$4,810
2018	$4,277
2019	$4,337
2020	$2,472
2021	$1,618
Thereafter	$5,789
Total rent expense, including short-term cancelable leases, during the years ended June 30 is summarized as follows:

	2016	2015	2014
Operating leases:
Minimum rentals	$5,298	$5,036	$5,079
Contingent rentals	11	6	86
Short-term cancelable leases	1,611	900	793
Total	$6,920	$5,942	$5,958

Note 6 – Contingencies
In addition to the items discussed below, at June 30, 2016, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
21% of our employees are represented under various collective bargaining contracts. We are currently renegotiating the labor contract for our Bedford Heights, Ohio plant facility, which produces various garlic bread products. This labor contract expired on April 30, 2016. 7% of our employees are represented under this collective bargaining contract. The labor contract for one of our Columbus, Ohio plant facilities, which produces various dressing products, will expire on March 5, 2017. 9% of our employees are represented under this collective bargaining contract. While we believe that labor relations with employees under collective bargaining contracts are satisfactory, a prolonged labor dispute could have a material effect on our business and results of operations.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 7 – Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was $143.8 million at June 30, 2016 and 2015.

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment, at June 30.

	2016	2015
Tradename (30-year life)
Gross carrying value	$34,500	$34,500
Accumulated amortization	(1,485)	(365)
Net carrying value	$33,015	$34,135
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(232)	(223)
Net carrying value	$138	$147
Customer Relationships (10 to 15-year life)
Gross carrying value	$18,020	$18,020
Accumulated amortization	(10,148)	(8,882)
Net carrying value	$7,872	$9,138
Technology / Know-how (10-year life)
Gross carrying value	$3,900	$3,900
Accumulated amortization	(504)	(114)
Net carrying value	$3,396	$3,786
Non-compete Agreements (5-year life)
Gross carrying value	$600	$600
Accumulated amortization	(155)	(35)
Net carrying value	$445	$565
Total net carrying value	$44,866	$47,771
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows in each of the years ended June 30:

	2016	2015	2014
Amortization expense	$2,905	$1,605	$946
Total annual amortization expense for each of the next five years is estimated to be as follows:

2017	$2,764
2018	$2,764
2019	$2,764
2020	$2,729
2021	$2,644

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 8 – Liabilities
Accrued liabilities at June 30 were composed of:

	2016	2015
Compensation and employee benefits	$21,565	$21,969
Distribution	4,450	5,445
Other taxes	1,266	1,182
Marketing	1,107	1,830
Other	4,684	5,395
Total accrued liabilities	$33,072	$35,821
Other noncurrent liabilities at June 30 were composed of:

	2016	2015
Workers compensation	$9,534	$8,477
Gross tax contingency reserve	1,599	1,487
Pension benefit liability	8,613	5,070
Postretirement benefit liability	939	2,806
Deferred compensation and accrued interest	4,655	4,411
Other	1,358	1,403
Total other noncurrent liabilities	$26,698	$23,654

Note 9 – Income Taxes
We file a consolidated federal income tax return. Taxes based on income from continuing operations for the years ended June 30 have been provided as follows:

	2016	2015	2014
Currently payable:
Federal	$57,116	$47,601	$48,718
State and local	6,502	5,229	4,526
Total current provision	63,618	52,830	53,244
Deferred federal, state and local (benefit) provision	(749)	36	(951)
Total taxes based on income	$62,869	$52,866	$52,293
Certain tax benefits recorded directly to common stock for each of the years ended June 30 were as follows:

	2016	2015	2014
Tax benefits recorded directly to common stock	$1,417	$563	$1,020
For the years ended June 30, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes	2.3	2.2	2.0
ESOP dividend deduction	(0.4)	(0.2)	(0.2)
Domestic manufacturing deduction for qualified income	(3.0)	(3.0)	(3.0)
Other	0.2	0.2	0.3
Effective rate	34.1%	34.2%	34.1%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

As referenced in Note 1, we adopted new accounting guidance for deferred taxes effective December 31, 2015. Our net deferred tax liability for all periods presented in the Consolidated Balance Sheets has been classified as noncurrent. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 were comprised of:

	2016	2015
Deferred tax assets:
Inventories	$1,034	$1,179
Employee medical and other benefits	12,533	11,135
Receivable and other allowances	5,626	5,652
Other accrued liabilities	1,740	2,229
Total deferred tax assets	20,933	20,195
Deferred tax liabilities:
Property, plant and equipment	(21,573)	(22,968)
Intangible assets	(14,555)	(15,223)
Goodwill	(6,117)	(4,869)
Other	(121)	(75)
Total deferred tax liabilities	(42,366)	(43,135)
Net deferred tax liability	$(21,433)	$(22,940)
Prepaid federal income taxes of $4.3 million and $3.8 million were included in Other Current Assets at June 30, 2016 and 2015, respectively. Prepaid state and local income taxes of $0.5 million and $0.6 million were included in Other Current Assets at June 30, 2016 and 2015, respectively.

Cash payments for income taxes for each of the years ended June 30 were as follows:

	2016	2015	2014
Cash payments for income taxes	$62,901	$43,027	$37,277
The gross tax contingency reserve at June 30, 2016 was $1.6 million and consisted of estimated tax liabilities of $1.0 million and interest and penalties of $0.6 million. The unrecognized tax benefits recorded as the gross tax contingency reserve noted in the following table for June 30, 2016 and 2015 would affect our effective tax rate, if recognized.
The following table sets forth changes in our total gross tax contingency reserve (including interest and penalties):

	2016	2015
Balance, beginning of year	$1,487	$963
Tax positions related to the current year:
Additions	54	54
Reductions	—	—
Tax positions related to prior years:
Additions	121	516
Reductions	(63)	(46)
Settlements	—	—
Balance, end of year	$1,599	$1,487
We have not classified any of the gross tax contingency reserve at June 30, 2016 as a current liability as none of these amounts are expected to be resolved within the next 12 months. Consequently, the entire liability of $1.6 million was included in other noncurrent liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations.
We recognize interest and penalties related to these tax liabilities in income tax expense. For each of the years ended June 30, we recognized the change in the accrual for net tax-related interest and penalties as follows:

	2016	2015
Expense recognized for net tax-related interest and penalties	$92	$87

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We had accrued interest and penalties at June 30 as follows:

	2016	2015
Accrued interest and penalties included in the gross tax contingency reserve	$571	$479
We file income tax returns in the U.S. and various state and local jurisdictions. With limited exceptions, we are no longer subject to examination of U.S. federal or state and local income taxes for years prior to 2013.
The American Jobs Creation Act provided a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. The deduction percentage for 2016 was 9%. In accordance with FASB guidance, this deduction is treated as a special deduction, as opposed to a tax rate reduction and is properly reflected in the effective tax rate table.

Note 10 – Business Segment Information
We operate our business in one reportable segment, “Specialty Foods.” Our management evaluates segment performance based on sales and operating income.
The following table sets forth information with respect to the amount of net sales contributed by each class of similar products of our consolidated net sales in each of the years ended June 30:

	2016	2015	2014
Specialty Foods
Non-frozen	$818,716	$741,726	$681,872
Frozen	372,393	362,788	359,203
Total	$1,191,109	$1,104,514	$1,041,075
Our Corporate Expenses include various expenses of a general corporate nature, as well as costs related to certain divested or closed nonfood operations, including the expense associated with retirement plans applicable to those closed units, and therefore have not been allocated to the Specialty Foods segment.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following sets forth certain additional financial segment information of continuing operations for the years ended June 30 and certain items retained at the corporate level:

	2016	2015	2014

Net Sales (1) (2)	$1,191,109	$1,104,514	$1,041,075
Operating Income (2)
Specialty Foods	$196,592	$167,095	$165,383
Corporate Expenses	(12,022)	(12,234)	(11,616)
Total	$184,570	$154,861	$153,767
Identifiable Assets (1) (3)
Specialty Foods	$515,553	$514,605	$405,416
Corporate	119,179	187,551	221,885
Total	$634,732	$702,156	$627,301
Capital Expenditures
Specialty Foods	$16,652	$18,230	$15,578
Corporate	19	68	67
Total	$16,671	$18,298	$15,645
Depreciation and Amortization
Specialty Foods	$24,001	$20,929	$18,785
Corporate	146	182	208
Total	$24,147	$21,111	$18,993

(1)	Net sales and long-lived assets are predominately domestic.

(2)	All intercompany transactions have been eliminated.

(3)
Segment identifiable assets include those assets used in its operations and other intangible assets allocated to purchased businesses. Corporate assets consist principally of cash and equivalents. The decline in Corporate assets from June 30, 2015 to June 30, 2016 was due to the decrease in cash resulting from the payment of the December 2015 special dividend.

Net sales attributable to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., and Wal-Mart Stores, Inc. (“Wal-Mart”) for each of the years ended June 30 were as follows:

	2016	2015	2014
Net sales to McLane	$232,241	$202,218	$186,817
As a percentage of consolidated net sales	19%	18%	18%
Net sales to Wal-Mart	$189,417	$177,354	$175,388
As a percentage of consolidated net sales	16%	16%	17%
Accounts receivable attributable to Wal-Mart and McLane at June 30 as a percentage of consolidated accounts receivable were as follows:

	2016	2015
Wal-Mart	25%	26%
McLane	17%	14%

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
We recognize compensation expense over the requisite service period of the grant. Compensation expense is reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification. We record tax benefits and excess tax benefits related to stock-settled stock appreciation rights (“SSSARs”) and restricted stock awards. These excess tax benefits are included in the financing section of the Consolidated Statements of Cash Flows. As needed, we estimate a forfeiture rate for our SSSARs and restricted stock grants based on historical experience.
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
In 2016, 2015 and 2014, we granted SSSARs to various employees under the terms of the plans. The following table summarizes information relating to these grants:

	2016	2015	2014
SSSARs granted	240	149	146
Weighted average grant date fair value per right	$12.23	$9.94	$11.84
Weighted average assumptions used in fair value calculations:
Risk-free interest rate	0.86%	0.86%	0.75%
Dividend yield	1.93%	2.02%	1.97%
Volatility factor of the expected market price of our common stock	20.88%	19.62%	22.35%
Weighted average expected life in years	2.69	2.71	3.12
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
The following table summarizes our continuing operations SSSARs compensation expense and tax benefits recorded for each of the years ended June 30:

	2016	2015	2014
Compensation expense	$1,472	$1,288	$1,092
Tax benefits	$515	$451	$382
Intrinsic value of exercises	$3,788	$1,162	$2,692
Excess tax benefits	$1,341	$410	$942
The total fair values of SSSARs vested for each of the years ended June 30 were as follows:

	2016	2015	2014
Fair value of vested rights	$1,192	$1,252	$1,145

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

 The following table summarizes the activity relating to SSSARs granted under the plans for the year ended June 30, 2016:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	395	$84.24
Exercised	(180)	$79.11
Granted	240	$103.87
Forfeited	(20)	$88.72
Outstanding at end of year	435	$97.01	3.97	$13,302
Exercisable and vested at end of year	62	$84.26	2.52	$2,673
Vested and expected to vest at end of year	408	$96.74	3.93	$12,594
The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2016:

	Outstanding				Exercisable
			Weighted Average
Grant Years	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Exercise Price	Number Exercisable	Weighted Average Exercise Price
2016	$101.70-$112.62	240	4.68	$103.87	—	$—
2015	$91.13	113	3.65	$91.13	20	$91.13
2014	$79.78-$89.29	64	2.65	$89.11	24	$89.07
2013	$72.67	7	1.66	$72.67	7	$72.67
2012	$63.50-$68.12	11	0.65	$68.12	11	$68.12
At June 30, 2016, there was $3.1 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In 2016, 2015 and 2014, we granted shares of restricted stock to various employees under the terms of the plans. The following table summarizes information relating to these grants:

	2016	2015	2014
Employees
Restricted stock granted	28	9	24
Grant date fair value	$2,923	$845	$2,190
Weighted average grant date fair value per award	$102.89	$91.13	$89.21
The restricted stock under these employee grants vests on the third anniversary of the grant date. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status. In 2016, 2015 and 2014, 6,000, 20,000 and 6,000 shares, respectively, of employee restricted stock vested.
In 2016, 2015 and 2014, we also granted shares of restricted stock to our nonemployee directors under the terms of the plans. The following table summarizes information relating to each of these grants:

	2016	2015	2014
Nonemployee directors
Restricted stock granted	6	7	6
Grant date fair value	$639	$639	$490
Weighted average grant date fair value per award	$112.05	$92.92	$84.42

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The 2016 grant vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests. In 2016, 2015 and 2014, 7,000, 6,000 and 7,000 shares, respectively, of nonemployee director restricted stock vested, and the directors were paid the related dividends.
The following table summarizes our continuing operations restricted stock compensation expense and tax benefits recorded for each of the years ended June 30:

	2016	2015	2014
Compensation expense	$1,854	$1,752	$1,434
Tax benefits	$649	$613	$502
Excess tax benefits	$76	$153	$78
The total fair values of restricted stock vested for each of the years ended June 30 were as follows:

	2016	2015	2014
Fair value of vested shares	$1,124	$1,836	$931
The following table summarizes the activity relating to restricted stock granted under the plans for the year ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of year	45	$87.71
Granted	34	$104.43
Vested	(13)	$83.59
Forfeited	(3)	$86.48
Unvested restricted stock at end of year	63	$97.71
At June 30, 2016, there was $3.5 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2016	2015
Weighted-average assumption as of June 30
Discount rate	3.39%	4.12%
The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2016	2015	2014
Discount rate	4.12%	4.02%	4.57%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

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
The target and actual asset allocations for our plans at June 30 by asset category were as follows:

	Target Percentage of Plan Assets at June 30	Actual Percentage of Plan Assets
	2016	2016	2015
Cash and equivalents	0%-10%	2%	2%
Equity securities	30%-70%	50	49
Fixed income	30%-70%	48	49
Total		100%	100%
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
Level 3 – Unobservable inputs that are not corroborated by market data.
The following table summarizes the fair values and levels, within the fair value hierarchy, for our plan assets at June 30:

	June 30, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$557	$—	$—	$557
Money market funds	267	—	—	267
U.S. government obligations	—	4,785	—	4,785
Municipal obligations	—	139	—	139
Corporate obligations	—	2,927	—	2,927
Mortgage obligations	—	1,998	—	1,998
Mutual funds fixed income	7,135	—	—	7,135
Mutual funds equity	17,874	—	—	17,874
Total	$25,833	$9,849	$—	$35,682

	June 30, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$522	$—	$—	$522
Money market funds	181	—	—	181
U.S. government obligations	—	4,266	—	4,266
Municipal obligations	—	161	—	161
Corporate obligations	—	3,174	—	3,174
Mortgage obligations	—	1,857	—	1,857
Mutual funds fixed income	8,820	—	—	8,820
Mutual funds equity	18,165	—	—	18,165
Total	$27,688	$9,458	$—	$37,146

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
Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$42,042	$41,233
Interest cost	1,685	1,612
Actuarial loss	2,683	1,414
Benefits paid	(2,258)	(2,217)
Benefit obligation at end of year	$44,152	$42,042

	2016	2015
Change in plan assets
Fair value of plan assets at beginning of year	$37,146	$38,725
Actual return on plan assets	794	638
Employer contributions	—	—
Benefits paid	(2,258)	(2,217)
Fair value of plan assets at end of year	$35,682	$37,146

	2016	2015
Reconciliation of funded status
Net accrued benefit cost	$(8,470)	$(4,896)

	2016	2015
Amounts recognized in the Consolidated Balance Sheets consist of
Prepaid benefit cost (noncurrent assets)	$143	$174
Accrued benefit liability (noncurrent liabilities)	(8,613)	(5,070)
Net amount recognized	$(8,470)	$(4,896)

	2016	2015
Accumulated benefit obligation	$44,152	$42,042
The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2016	2015
Benefit obligations	$41,301	$38,980
Fair value of plan assets at end of year	$32,688	$33,910

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2016	2015
Net actuarial loss	$20,434	$16,564
Income taxes	(7,550)	(6,120)
Total	$12,884	$10,444
The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost during the next fiscal year is as follows:

2017
Net actuarial loss	$715
The following table summarizes the components of net periodic benefit income for our pension plans at June 30:

	2016	2015	2014
Components of net periodic benefit income
Interest cost	$1,685	$1,612	$1,754
Expected return on plan assets	(2,520)	(2,632)	(2,457)
Amortization of unrecognized net loss	539	429	460
Net periodic benefit income	$(296)	$(591)	$(243)
We have not yet finalized our anticipated funding level for 2017, but based on initial estimates, we do not expect to make any contributions to our pension plans during 2017.
Benefit payments estimated for future years are as follows:

2017	$2,325
2018	$2,333
2019	$2,352
2020	$2,394
2021	$2,424
2022 - 2026	$12,664

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
Additional disclosures for postretirement benefits have not been presented herein as these disclosures are no longer considered material following the termination of medical benefits described above.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 14 – Defined Contribution and Other Employee Plans
Defined Contribution Plans
We sponsored four defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code during 2016. Contributions are determined under various formulas, and we contributed to two of the plans in 2016. Costs related to such plans for each of the years ended June 30 were as follows:

	2016	2015	2014
Costs related to defined contribution plans	$992	$888	$808
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
Our participation in these plans for the annual period ended June 30, 2016 is reflected in the following table. All information in the table is as of December 31 of the relevant year, except contributions which are based on our fiscal year, or except as otherwise noted. The EIN-PN column provides the Employer Identification Number (“EIN”) and the Plan Number (“PN”). The pension protection act zone status is based on information that we received from the plan. Among other factors, generally, plans in critical status (red zone) are less than 65 percent funded, plans in endangered or seriously endangered status (yellow zone or orange zone, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the green zone. The FIP/RP status pending/implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. There have been no significant changes that affect the comparability of 2016, 2015 or 2014 contributions.

		Pension Protection Act Zone Status			Fiscal Year Contributions
Plan Name	EIN/PN	2015	2014	FIP/RP Status Pending / Implemented	2016	2015	2014	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Cleveland Bakers and Teamsters Pension Fund	34-0904419-001	Red 12/31/14	Red 12/31/13	Yes, Implemented	$1,605	$1,501	$1,332	No	4/30/2016
Western Conference of Teamsters Pension Plan	91-6145047-001	Green 12/31/14	Green 12/31/13	No	420	440	397	No	12/15/2018
Total contributions to multiemployer plans					$2,025	$1,941	$1,729
Our contributions to the Cleveland Bakers and Teamsters Pension Fund exceeded 5% of the total contributions to the plan in the plan years ended December 31, 2014, 2013 and 2012.
In addition to pension benefits provided under these two multiemployer plans, we also contribute amounts for health and welfare benefits that are defined by each plan. These benefits are not vested. The contributions required by our participation in these plans for each of the years ended June 30 were as follows:

	2016	2015	2014
Multiemployer health and welfare plan contributions	$3,559	$3,796	$3,367

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
The following table summarizes our liability for total deferred compensation and accrued interest at June 30:

	2016	2015
Liability for deferred compensation and accrued interest	$4,655	$4,411
Deferred compensation expense for each of the years ended June 30 was as follows:

	2016	2015	2014
Deferred compensation expense	$151	$136	$131

Note 15 – Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2016
Net Sales	$294,085	$324,769	$287,765	$284,490	$1,191,109
Gross Profit	$67,967	$83,594	$72,924	$75,144	$299,629
Net Income	$27,628	$34,511	$29,011	$30,614	$121,764
Diluted Net Income Per Common Share (1)	$1.01	$1.25	$1.06	$1.12	$4.44

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2015
Net Sales	$259,987	$303,411	$263,400	$277,716	$1,104,514
Gross Profit	$57,424	$78,653	$56,625	$64,990	$257,692
Net Income	$22,761	$32,954	$20,403	$25,568	$101,686
Diluted Net Income Per Common Share (1)	$0.83	$1.20	$0.75	$0.93	$3.72

(1)
Diluted net income per common share amounts are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly net income per common share amounts may not agree with the fiscal year.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.
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
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is only possible to design into the process safeguards to reduce, though not eliminate, this risk.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Lancaster Colony Corporation
Columbus, Ohio
We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2016, of the Company and our report dated August 24, 2016, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 24, 2016

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our November 2016 Annual Meeting of Shareholders (“2016 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement.
The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2016 Proxy Statement.
The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2016 Proxy Statement.

Item 11. Executive Compensation
The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2016 Proxy Statement.
The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2016 and 2015 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2016 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2016 and 2015 and for each of the three years in the period ended June 30, 2016, together with the report thereon of Deloitte & Touche LLP dated August 24, 2016, are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2016 and 2015
Consolidated Statements of Income for the years ended June 30, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended June 30, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended June 30, 2016, 2015 and 2014
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
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

LANCASTER COLONY CORPORATION
(Registrant)

By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer
and Director

Date:	August 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN B. GERLACH, JR.	Chairman, Chief Executive Officer	August 24, 2016
John B. Gerlach, Jr.	and Director
(Principal Executive Officer)

/s/ DOUGLAS A. FELL	Treasurer, Vice President,	August 24, 2016
Douglas A. Fell	Assistant Secretary
and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ JAMES B. BACHMANN	Director	August 17, 2016
James B. Bachmann

/s/ NEELI BENDAPUDI	Director	August 12, 2016
Neeli Bendapudi

/s/ WILLIAM H. CARTER	Director	August 17, 2016
William H. Carter

/s/ KENNETH L. COOKE	Director	August 17, 2016
Kenneth L. Cooke

/s/ ROBERT L. FOX	Director	August 17, 2016
Robert L. Fox

/s/ ALAN F. HARRIS	Director	August 17, 2016
Alan F. Harris

/s/ ROBERT P. OSTRYNIEC	Director	August 17, 2016
Robert P. Ostryniec

/s/ ZUHEIR SOFIA	Director	August 17, 2016
Zuheir Sofia

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended June 30, 2016

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (A)	Deductions (B)	Balance at End of Year
Reserves deducted from asset to which they apply - Allowance for doubtful accounts (amounts in thousands):
Year Ended June 30, 2014	$340	$96	$—	$4	$432
Year Ended June 30, 2015	$432	$(263)	$41	$4	$206
Year Ended June 30, 2016	$206	$(10)	$—	$71	$125
Notes:

(A)	Represents balance acquired in 2015 acquisition of Flatout.

(B)	Represents uncollectible accounts written-off net of recoveries.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-K
JUNE 30, 2016
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

2.2
First Amendment, dated as of September 30, 2015, to Stock Purchase Agreement, dated as of March 13, 2015, by and among T. Marzetti Company, as Buyer, Flatout Holdings, Inc., as the Company, the shareholders of the Company, as Sellers, and NCP-Flatout Seller Rep LLC, as Sellers’ Representative (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q (000-04065), filed November 3, 2015).

2.3
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

3.2
Amended and Restated Regulations of Lancaster Colony Corporation, dated as of April 18, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (000-04065), filed April 19, 2016).

4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (000-04065), filed August 28, 2015).

4.2	Description of Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (000-04065), filed October 29, 2015).

10.1
Credit Agreement, dated as of April 8, 2016, among Lancaster Colony Corporation, the Lenders, The Huntington National Bank as Syndication Agent and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed April 11, 2016).

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

10.4(a)	Lancaster Colony Corporation 2005 Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (000-04065), filed February 25, 2005).

10.5(a)	Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (000-04065), filed October 9, 2015).

10.6(a)	Lancaster Colony Corporation Amended and Restated 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed November 19, 2010).

10.7(a)
Form of Restricted Stock Award Agreement for Directors under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (000-04065), filed November 17, 2015).

10.8(a)
Form of Stock Appreciation Rights Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed May 3, 2016).

10.9(a)
Form of Restricted Stock Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed May 3, 2016).

10.10(a)
Amended and Restated Key Employee Severance Agreement, dated December 3, 2008, between Lancaster Colony Corporation and Bruce L. Rosa (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed February 9, 2009).

Exhibit Number	Description

10.11(a)	Description of Executive Bonus Arrangements (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (000-04065), filed September 10, 2004).

10.12(a)
Employment Agreement, dated April 18, 2016, between Lancaster Colony Corporation and David A. Ciesinski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed April 19, 2016).

10.13(a)	Lancaster Colony Corporation Form of Change in Control Agreement, dated April 18, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (000-04065), filed April 19, 2016).

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith

**	Furnished herewith