Form 10-Q
period 2016-09-30
LANCASTER COLONY CORP
filed 2016-10-31
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2016, there were 27,423,599 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	September 30, 2016	June 30, 2016
ASSETS
Current Assets:
Cash and equivalents	$145,747	$118,080
Receivables (less allowance for doubtful accounts, September-$90; June-$125)	70,691	66,006
Inventories:
Raw materials	31,659	26,153
Finished goods	58,106	49,944
Total inventories	89,765	76,097
Other current assets	4,071	7,644
Total current assets	310,274	267,827
Property, Plant and Equipment:
Land, buildings and improvements	117,596	116,858
Machinery and equipment	265,741	263,336
Total cost	383,337	380,194
Less accumulated depreciation	215,458	210,599
Property, plant and equipment-net	167,879	169,595
Other Assets:
Goodwill	143,788	143,788
Other intangible assets-net	44,175	44,866
Other noncurrent assets	8,252	8,656
Total	$674,368	$634,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,540	$39,931
Accrued liabilities	51,242	33,072
Total current liabilities	92,782	73,003
Other Noncurrent Liabilities	26,794	26,698
Deferred Income Taxes	20,287	21,433
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-September-27,423,599 shares; June-27,423,550 shares	111,824	110,677
Retained earnings	1,170,027	1,150,337
Accumulated other comprehensive loss	(11,272)	(11,350)
Common stock in treasury, at cost	(736,074)	(736,066)
Total shareholders’ equity	534,505	513,598
Total	$674,368	$634,732
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2016	2015
Net Sales	$291,361	$294,085
Cost of Sales	210,727	226,118
Gross Profit	80,634	67,967
Selling, General and Administrative Expenses	29,880	26,079
Operating Income	50,754	41,888
Other, Net	87	122
Income Before Income Taxes	50,841	42,010
Taxes Based on Income	17,441	14,382
Net Income	$33,400	$27,628
Net Income Per Common Share:
Basic and diluted	$1.22	$1.01

Cash Dividends Per Common Share	$0.50	$0.46

Weighted Average Common Shares Outstanding:
Basic	27,363	27,319
Diluted	27,430	27,344
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2016	2015
Net Income	$33,400	$27,628
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	170	131
Amortization of prior service credit, before tax	(45)	(1)
Total Other Comprehensive Income, Before Tax	125	130
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(63)	(49)
Amortization of prior service credit, tax	16	—
Total Tax Expense	(47)	(49)
Other Comprehensive Income, Net of Tax	78	81
Comprehensive Income	$33,478	$27,709
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$33,400	$27,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,986	6,039
Deferred income taxes and other noncash changes	(746)	(791)
Stock-based compensation expense	1,145	785
Excess tax benefit from stock-based compensation	(64)	(186)
Pension plan activity	(61)	(74)
Changes in operating assets and liabilities:
Receivables	(4,679)	(11,633)
Inventories	(13,668)	(12,256)
Other current assets	3,573	2,587
Accounts payable and accrued liabilities	20,487	21,212
Net cash provided by operating activities	45,373	33,311
Cash Flows From Investing Activities:
Cash paid for acquisition, net of cash acquired	—	(12)
Payments for property additions	(4,144)	(3,360)
Other-net	92	(331)
Net cash used in investing activities	(4,052)	(3,703)
Cash Flows From Financing Activities:
Payment of dividends	(13,710)	(12,586)
Purchase of treasury stock	(8)	—
Excess tax benefit from stock-based compensation	64	186
Net cash used in financing activities	(13,654)	(12,400)
Net change in cash and equivalents	27,667	17,208
Cash and equivalents at beginning of year	118,080	182,202
Cash and equivalents at end of period	$145,747	$199,410
Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$470	$2,237
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant” or the “Company” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2016 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2017 refers to fiscal 2017, which is the period from July 1, 2016 to June 30, 2017.
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

	September 30,
	2016	2015
Construction in progress in Accounts Payable	$154	$616
Accrued Distribution
Accrued distribution costs included in Accrued Liabilities were $6.0 million and $4.5 million at September 30, 2016 and June 30, 2016, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended September 30,
	2016	2015
Net income	$33,400	$27,628
Net income available to participating securities	(66)	(35)
Net income available to common shareholders	$33,334	$27,593

Weighted average common shares outstanding – basic	27,363	27,319
Incremental share effect from:
Nonparticipating restricted stock	5	5
Stock-settled stock appreciation rights	62	20
Weighted average common shares outstanding – diluted	27,430	27,344

Net income per common share – basic and diluted	$1.22	$1.01
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended September 30,
	2016	2015
Accumulated other comprehensive loss at beginning of period	$(11,350)	$(10,057)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	179	135
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(9)	(4)
Amortization of prior service credit	(45)	(1)
Total other comprehensive income, before tax	125	130
Total tax expense	(47)	(49)
Other comprehensive income, net of tax	78	81
Accumulated other comprehensive loss at end of period	$(11,272)	$(9,976)
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2016 Annual Report on Form 10-K.
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
Recently Adopted Accounting Standards
In July 2015, the FASB issued new accounting guidance which requires entities to measure most inventory “at the lower of cost or net realizable value,” thereby simplifying current guidance. Under current guidance an entity must measure inventory at the lower of cost or market, where market is defined as one of three different measures, one of which is net realizable value. We adopted this guidance effective July 1, 2016 on a prospective basis, and it did not have a material impact on our condensed consolidated financial statements.
In August 2016, the FASB issued new accounting guidance to reduce diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. Current guidance is either unclear or does not include specific requirements for the classification of these transactions. The majority of the new provisions are not currently applicable to us, and those that are applicable are consistent with our current practice. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 using a retrospective transition method for all periods presented. Early adoption is permitted provided that all amendments are adopted in the same period. We adopted this guidance effective July 1, 2016, and it did not have an impact on our Condensed Consolidated Statements of Cash Flows.
Note 2 – Long-Term Debt
At September 30, 2016 and June 30, 2016, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 8, 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
At September 30, 2016 and June 30, 2016, we had no borrowings outstanding under the Facility. At September 30, 2016, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three months ended September 30, 2016 and 2015.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions. There are two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a consolidated leverage ratio not greater than 3 to 1 at all times. The interest coverage ratio is calculated by dividing Consolidated EBIT by Consolidated Interest Expense, and the leverage ratio is calculated by dividing Consolidated Debt by Consolidated EBITDA. All financial terms used in the covenant calculations are defined more specifically in the Facility.
Note 3 – Commitments and Contingencies
At September 30, 2016, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
Note 4 – Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was $143.8 million at September 30, 2016 and June 30, 2016.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment:

	September 30, 2016	June 30, 2016
Tradename (30-year life)
Gross carrying value	$34,500	$34,500
Accumulated amortization	(1,773)	(1,485)
Net carrying value	$32,727	$33,015
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(235)	(232)
Net carrying value	$135	$138
Customer Relationships (10 to 15-year life)
Gross carrying value	$13,920	$13,920
Accumulated amortization	(6,321)	(6,048)
Net carrying value	$7,599	$7,872
Technology / Know-how (10-year life)
Gross carrying value	$3,900	$3,900
Accumulated amortization	(601)	(504)
Net carrying value	$3,299	$3,396
Non-compete Agreements (5-year life)
Gross carrying value	$600	$600
Accumulated amortization	(185)	(155)
Net carrying value	$415	$445
Total net carrying value	$44,175	$44,866
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended September 30,
	2016	2015
Amortization expense	$691	$746
Total annual amortization expense for each of the next five years is estimated to be as follows:

2018	$2,764
2019	$2,764
2020	$2,729
2021	$2,644
2022	$2,594
Note 5 – Income Taxes
Accrued federal income taxes of $12.5 million and accrued state and local income taxes of $1.0 million were included in Accrued Liabilities at September 30, 2016. Prepaid federal income taxes of $4.3 million and prepaid state and local income taxes of $0.5 million were included in Other Current Assets at June 30, 2016.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 6 – Business Segment Information
The September 30, 2016 identifiable assets by reportable segment are generally consistent with that of June 30, 2016. The following summary of financial information is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2016 consolidated financial statements:

	Three Months Ended September 30,
	2016	2015
Net Sales	$291,361	$294,085
Operating Income
Specialty Foods	$54,825	$44,961
Corporate Expenses	(4,071)	(3,073)
Total	$50,754	$41,888
Note 7 – Stock-Based Compensation
There have been no changes to our stock-based compensation plans from those disclosed in our 2016 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.5 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively. At September 30, 2016, there was $2.6 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $0.6 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively. At September 30, 2016, there was $2.9 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2017 refers to fiscal 2017, which is the period from July 1, 2016 to June 30, 2017.
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
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Profit

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015	Change
Net Sales	$291,361	$294,085	$(2,724)	(1)%
Gross Profit	$80,634	$67,967	$12,667	19%
Gross Margin	27.7%	23.1%
Net sales for the three months ended September 30, 2016 decreased 1% as an increase in retail net sales was more than offset by a decline in foodservice net sales. Our overall sales volume, as measured by pounds shipped, decreased by less than 1% for the three months ended September 30, 2016. Pricing had a net deflationary impact of less than 1% of net sales for the quarter.
Retail net sales increased 3% during the three months ended September 30, 2016 due to higher sales of certain product lines including Olive Garden® retail dressings, Marzetti® caramel apple dips, New York BRAND® Bakery frozen garlic bread products and Sister Schubert’s® frozen dinner rolls. Higher coupon expenses and increased placement costs combined to limit the retail sales growth. Foodservice net sales declined 5% for the quarter as influenced by our targeted customer rationalization efforts that began in the third quarter of last year. Also contributing to the foodservice sales decline were deflationary pricing from lower egg costs and weakness in limited time offer promotional programs with national chain restaurants.
Gross margin improved for the three months ended September 30, 2016 due to the influence of overall lower raw-material costs, primarily for eggs, but also for soybean oil, flour, honey and resin packaging. Margins also benefited from a more favorable sales mix and lower freight costs. Excluding any pricing actions, total raw-material costs positively affected our gross margins by 4% of net sales for the quarter.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015	Change
SG&A Expenses	$29,880	$26,079	$3,801	15%
SG&A Expenses as a Percentage of Net Sales	10.3%	8.9%
Selling, general and administrative expenses increased 15% for the three months ended September 30, 2016 and were higher as a percentage of net sales for the comparative first quarter periods. The increase in these costs reflects the influence of higher levels of investment in marketing and promotions for our key retail product lines and new product introductions. Higher corporate expenses within SG&A largely reflect costs related to closed business operations.
Operating Income
The foregoing factors contributed to consolidated operating income totaling $50.8 million for the three months ended September 30, 2016. Our operating income can be summarized as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015	Change
Operating Income
Specialty Foods	$54,825	$44,961	$9,864	22%
Corporate Expenses	(4,071)	(3,073)	(998)	32%
Total	$50,754	$41,888	$8,866	21%
Operating Income as a Percentage of Net Sales
Specialty Foods	18.8%	15.3%
Total	17.4%	14.2%
Looking forward, we are entering what is typically our strongest sales quarter due to the holiday impact. We expect volume-driven growth in our retail sales channel for the balance of 2017 with support from recent and upcoming new product introductions along with increased sales from Flatout. In our foodservice channel, we expect volume-driven growth from continuing customers will continue to be largely offset by the influence of deflationary pricing (due to lower commodity costs, particularly eggs) and the impact of our customer rationalization initiative that was implemented beginning in the third quarter of 2016. Based on current market conditions, we foresee modestly favorable material cost comparisons continuing through the second quarter, due mainly to the impact of lower egg costs and continued favorable trends in certain other key commodities. However, in the second half of 2017, we anticipate an overall more neutral cost environment for ingredients.
Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended September 30, 2016 increased by $8.8 million to $50.8 million from the prior-year total of $42.0 million.
Taxes Based on Income
Our effective tax rate was 34.3% and 34.2% for the three months ended September 30, 2016 and 2015, respectively. Given the nature of our operations (predominately U.S. based for both sales and manufacturing), our effective tax rates typically stay within a fairly narrow range.

Net Income
First quarter net income for 2017 of $33.4 million increased from the preceding year’s net income for the quarter of $27.6 million, as influenced by the factors noted above. Diluted weighted average common shares outstanding have remained relatively stable. As a result, and due to the change in net income for each year, net income per share for the first quarter of 2017 totaled $1.22 per diluted share, as compared to net income of $1.01 per diluted share in the prior year.
FINANCIAL CONDITION
For the three months ended September 30, 2016, net cash provided by operating activities totaled $45.4 million, as compared to $33.3 million in the prior-year period. The increase was due to an increase in net income and lower working capital requirements, primarily in accounts receivable, which can vary depending on the timing of monthly sales.
Cash used in investing activities for the three months ended September 30, 2016 was $4.1 million, as compared to $3.7 million in the prior year. This increase reflects a slightly higher level of capital expenditures in 2017.
Cash used in financing activities for the three months ended September 30, 2016 of $13.7 million increased from the prior-year total of $12.4 million. This increase was due to higher dividend payments. The share repurchases in the three months ended September 30, 2016 were for shares repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees. At September 30, 2016, 1,418,088 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at September 30, 2016. At September 30, 2016, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2016, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At September 30, 2016, we were not aware of any event that would constitute a default under this facility.
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
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items, such as purchase obligations, are not recognized as liabilities in our condensed consolidated financial statements. Examples of items not recognized as liabilities in our condensed consolidated financial statements are commitments to purchase raw materials or packaging inventory that has not yet been received as of September 30, 2016 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand and the impact of commodity prices, there have been no significant changes to the contractual obligations disclosed in our 2016 Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those policies disclosed in our 2016 Annual Report on Form 10-K.

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
Items which could impact these forward-looking statements include, but are not limited to:

•	price and product competition;

•	the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;

•	the potential for loss of larger programs or key customer relationships;

•	fluctuations in the cost and availability of ingredients and packaging;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	the effect of consolidation of customers within key market channels;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	dependence on contract manufacturers;

•	efficiencies in plant operations;

•	stability of labor relations, including the impact of our current contract negotiations with a collective bargaining unit;

•	the outcome of any litigation or arbitration;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	dependence on key personnel and changes in key personnel;

•	changes in estimates in critical accounting judgments; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2016 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2016 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2016 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which 1,418,088 shares remained authorized for future repurchases at September 30, 2016. This share repurchase authorization does not have a stated expiration date. In the first quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1-31, 2016	—	$—	—	1,418,152
August 1-31, 2016 (1)	64	$133.13	64	1,418,088
September 1-30, 2016	—	$—	—	1,418,088
Total	64	$133.13	64	1,418,088
(1) Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation Amended and Restated 2005 Stock Plan.
Item 5. Other Information
Adoption of Revised Form of Change in Control Agreement
On October 27, 2016, we adopted a revised form of our Change in Control Agreement (the “Revised Agreement”). The Revised Agreement is substantially the same as our prior form of Change in Control Agreement (the “Prior Agreement”).
The Revised Agreement replaces the Prior Agreement and was adopted in order to conform all change in control agreements entered into by our executive officers to the same form.
The following description of the Revised Agreement is a summary of its material terms and does not purport to be complete, and is qualified in its entirety by reference to the Revised Agreement, which is attached hereto as Exhibit 10.1.
In the event the executive’s employment is terminated on or within 12 months following a change in control (as defined in the Revised Agreement), either (A) by us without cause (as defined in the Revised Agreement), or (B) by the executive for good reason (as defined in the Revised Agreement), the executive would be entitled to a lump sum severance payment equal to the sum of: (i) accrued and unpaid salary, accrued and unpaid bonus from any prior completed fiscal year, and a pro-rated portion of the executive’s bonus for the current fiscal year; (ii) [___] times (the “Payment Multiple”) the sum of (x) the executive’s base salary; plus (y) the executive’s target level bonus for the current fiscal year; (iii) the sum of (x) the executive’s unvested 401(k) balance; plus (y) two times the aggregate matching contributions payable by us into the executive’s 401(k) account for the last completed calendar year; and (iv) continued health, dental, long-term disability and life insurance coverage for two years following the executive’s date of termination.
Notwithstanding the foregoing, the Revised Agreement provides that the executive’s change in control payments thereunder would be reduced by the minimum amount necessary to avoid penalties under Section 4999 of the Internal Revenue Code.
Replacement Change in Control Agreement with David A. Ciesinski
On October 27, 2016, we entered into a replacement change in control agreement on substantially the same form as the Revised Agreement with David A. Ciesinski, our President and Chief Operating Officer and President of our wholly-owned subsidiary, T. Marzetti Company. Mr. Ciesinski’s Payment Multiple under his replacement change in control agreement is three, the same as was in his prior change in control agreement dated April 18, 2016. Mr. Ciesinski’s new change in control agreement replaces his prior change in control agreement and provides substantially the same benefits.
Amendment to Employment Agreement of David A. Ciesinski
On October 27, 2016, we entered into an amendment to the employment agreement, dated as of April 18, 2016, between Mr. Ciesinski and us (the “Amendment”). The Amendment, which is attached hereto as Exhibit 10.2, clarifies that nothing in the employment agreement or the general release attached thereto will prohibit Mr. Ciesinski from filing a charge or complaint with, communicating with, or receiving an award for information from any governmental agency (as defined in the Amendment).
Change in Control Agreement with Douglas A. Fell
On October 27, 2016, we entered into a change in control agreement on substantially the same form as the Revised Agreement with Douglas A. Fell, our Chief Financial Officer, Treasurer, Vice President and Assistant Secretary. Mr. Fell’s Payment Multiple under his change in control agreement is two.
Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	October 31, 2016	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	October 31, 2016	By:	/s/ DOUGLAS A. FELL
Douglas A. Fell
Treasurer, Vice President,
Assistant Secretary and
Chief Financial Officer
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2016
INDEX TO EXHIBITS

Exhibit Number	Description	Located at

10.1*	Lancaster Colony Corporation Form of Change in Control Agreement	Filed herewith

10.2*	First Amendment to Employment Agreement, dated October 27, 2016, between Lancaster Colony Corporation and David A. Ciesinski	Filed herewith

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.