Form 10-Q
period 2016-12-31
LANCASTER COLONY CORP
filed 2017-02-07
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 000-04065

Lancaster Colony Corporation
(Exact name of registrant as specified in its charter)

Ohio	13-1955943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

380 Polaris Parkway Westerville, Ohio	43082
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 19, 2017, there were 27,431,138 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	December 31, 2016	June 30, 2016
ASSETS
Current Assets:
Cash and equivalents	$118,507	$118,080
Receivables (less allowance for doubtful accounts, December-$31; June-$125)	71,438	66,006
Inventories:
Raw materials	32,160	26,153
Finished goods	47,955	49,944
Total inventories	80,115	76,097
Other current assets	6,899	7,644
Total current assets	276,959	267,827
Property, Plant and Equipment:
Land, buildings and improvements	120,864	116,858
Machinery and equipment	274,907	263,336
Total cost	395,771	380,194
Less accumulated depreciation	218,846	210,599
Property, plant and equipment-net	176,925	169,595
Other Assets:
Goodwill	164,908	143,788
Other intangible assets-net	64,820	44,866
Other noncurrent assets	7,846	8,656
Total	$691,458	$634,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,420	$39,931
Accrued liabilities	30,425	33,072
Total current liabilities	69,845	73,003
Other Noncurrent Liabilities	41,292	26,698
Deferred Income Taxes	20,838	21,433
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-December-27,430,232 shares; June-27,423,550 shares	112,852	110,677
Retained earnings	1,193,899	1,150,337
Accumulated other comprehensive loss	(11,194)	(11,350)
Common stock in treasury, at cost	(736,074)	(736,066)
Total shareholders’ equity	559,483	513,598
Total	$691,458	$634,732
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands, except per share data)	2016	2015	2016	2015
Net Sales	$326,773	$324,769	$618,134	$618,854
Cost of Sales	233,034	241,175	443,761	467,293
Gross Profit	93,739	83,594	174,373	151,561
Selling, General and Administrative Expenses	34,381	31,479	64,261	57,558
Operating Income	59,358	52,115	110,112	94,003
Other, Net	206	(205)	293	(83)
Income Before Income Taxes	59,564	51,910	110,405	93,920
Taxes Based on Income	20,608	17,399	38,049	31,781
Net Income	$38,956	$34,511	$72,356	$62,139
Net Income Per Common Share:
Basic	$1.42	$1.26	$2.64	$2.27
Diluted	$1.42	$1.25	$2.63	$2.26

Cash Dividends Per Common Share	$0.55	$5.50	$1.05	$5.96

Weighted Average Common Shares Outstanding:
Basic	27,366	27,328	27,364	27,324
Diluted	27,441	27,374	27,435	27,359
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands)	2016	2015	2016	2015
Net Income	$38,956	$34,511	$72,356	$62,139
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Prior service credit arising during the period, before tax	—	2,038	—	2,038
Amortization of loss, before tax	168	127	338	258
Amortization of prior service credit, before tax	(45)	(31)	(90)	(32)
Total Other Comprehensive Income, Before Tax	123	2,134	248	2,264
Tax Attributes of Items in Other Comprehensive Income:
Prior service credit arising during the period, tax	—	(753)	—	(753)
Amortization of loss, tax	(62)	(48)	(125)	(97)
Amortization of prior service credit, tax	17	12	33	12
Total Tax Expense	(45)	(789)	(92)	(838)
Other Comprehensive Income, Net of Tax	78	1,345	156	1,426
Comprehensive Income	$39,034	$35,856	$72,512	$63,565
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
(Amounts in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$72,356	$62,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,943	12,149
Deferred income taxes and other noncash changes	71	269
Stock-based compensation expense	2,155	1,353
Excess tax benefit from stock-based compensation	(154)	(411)
Pension plan activity	(122)	(148)
Changes in operating assets and liabilities:
Receivables	(3,931)	1,731
Inventories	(3,589)	(2,572)
Other current assets	918	51
Accounts payable and accrued liabilities	(3,831)	(115)
Net cash provided by operating activities	75,816	74,446
Cash Flows From Investing Activities:
Cash paid for acquisitions, net of cash acquired	(34,997)	(12)
Payments for property additions	(11,838)	(7,362)
Other-net	94	(379)
Net cash used in investing activities	(46,741)	(7,753)
Cash Flows From Financing Activities:
Payment of dividends (including special dividend payment, 2017-$0; 2016-$136,677)	(28,794)	(163,139)
Purchase of treasury stock	(8)	—
Excess tax benefit from stock-based compensation	154	411
Increase in cash overdraft balance	—	974
Net cash used in financing activities	(28,648)	(161,754)
Net change in cash and equivalents	427	(95,061)
Cash and equivalents at beginning of year	118,080	182,202
Cash and equivalents at end of period	$118,507	$87,141
Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$37,383	$33,600
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
Subsequent Event
On January 21, 2017 the employees at our Bedford Heights, Ohio plant voted to ratify a new collective bargaining agreement to replace the agreement that expired on April 30, 2016. The new collective bargaining agreement will expire on April 30, 2020. Among other terms, the new agreement provides for our complete withdrawal from the Cleveland Bakers and Teamsters Pension Fund, a multiemployer pension fund. In lieu of contributions to the pension fund, we will make non-elective contributions for the employees at the Bedford Heights, Ohio plant into a union-sponsored 401(k) plan. We have agreed to initially fund the new 401(k) plan and pay a withdrawal liability as settlement of our portion of underfunded pension benefits of the multiemployer plan. The recording of these charges is predicated upon when the liability is probable in occurrence. Due to the fact that the new collective bargaining agreement was contingent upon ratification by the employees, the probability of occurrence was not satisfied until the vote on January 21, 2017. Therefore, we will record a one-time charge of $17.7 million for the multiemployer pension settlement and other benefit-related costs in the quarter ended March 31, 2017.
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

	December 31,
	2016	2015
Construction in progress in Accounts Payable	$1,298	$476
Accrued Distribution
Accrued distribution costs included in Accrued Liabilities were $7.1 million and $4.5 million at December 31, 2016 and June 30, 2016, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income	$38,956	$34,511	$72,356	$62,139
Net income available to participating securities	(77)	(177)	(142)	(192)
Net income available to common shareholders	$38,879	$34,334	$72,214	$61,947

Weighted average common shares outstanding – basic	27,366	27,328	27,364	27,324
Incremental share effect from:
Nonparticipating restricted stock	3	3	4	4
Stock-settled stock appreciation rights	72	43	67	31
Weighted average common shares outstanding – diluted	27,441	27,374	27,435	27,359

Net income per common share – basic	$1.42	$1.26	$2.64	$2.27
Net income per common share – diluted	$1.42	$1.25	$2.63	$2.26
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Accumulated other comprehensive loss at beginning of period	$(11,272)	$(9,976)	$(11,350)	$(10,057)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	178	135	357	270
Postretirement Benefit Plan Items:
Prior service credit arising during the period	—	2,038	—	2,038
Amortization of unrecognized net gain	(10)	(8)	(19)	(12)
Amortization of prior service credit	(45)	(31)	(90)	(32)
Total other comprehensive income, before tax	123	2,134	248	2,264
Total tax expense	(45)	(789)	(92)	(838)
Other comprehensive income, net of tax	78	1,345	156	1,426
Accumulated other comprehensive loss at end of period	$(11,194)	$(8,631)	$(11,194)	$(8,631)
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
In May 2014, the FASB issued new accounting guidance for the recognition of revenue and issued subsequent clarifications of this new guidance in 2016 and 2017. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This model is based on a control approach rather than

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

the current risks and rewards model. The new guidance would also require expanded disclosures. Since we do not plan to early adopt this standard, the guidance will be effective for us in fiscal 2019 including interim periods and will require either retrospective application to each prior period presented or modified retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact of this guidance.
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
Note 2 – Acquisition
On November 17, 2016, we acquired substantially all of the assets of Angelic Bakehouse, Inc. (“Angelic”). Angelic, a privately owned manufacturer and marketer of premium sprouted grain bakery products, is based near Milwaukee, Wisconsin. The initial purchase price of $35.0 million was funded by cash on hand and excludes contingent consideration relating to an additional earn-out payment which is tied to performance-based conditions. In general, the terms of the acquisition specify that the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic in fiscal 2021. We are unable to provide a range for the amount of this earn-out because it is based on the future adjusted EBITDA of Angelic, and the earn-out does not contain a minimum or maximum value. See further discussion of the earn-out in Note 3.
Angelic is reported in our Specialty Foods segment, and its results of operations have been included in our condensed consolidated financial statements from the date of acquisition. Such results were not material.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the consideration related to the acquisition and the preliminary purchase price allocation based on the fair value of the net assets acquired, as adjusted for the preliminary net working capital adjustment recorded as of December 31, 2016. The initial fair value of the contingent consideration is a noncash investing activity.

Consideration
Cash paid for acquisition	$34,997
Contingent consideration - fair value of earn-out at date of closing	13,872
Working capital adjustment receivable	(63)
Fair value of total consideration	$48,806

Preliminary Purchase Price Allocation
Trade receivables	$831
Other receivables	550
Inventories	430
Other current assets	19
Property, plant and equipment	5,083
Goodwill (tax deductible)	21,120
Other intangible assets	21,491
Current liabilities	(718)
Net assets acquired	$48,806
Further adjustments may occur to the allocation above as certain aspects of the transaction are finalized during the measurement period.
The goodwill recognized above arose because the purchase price for Angelic reflects a number of factors including the future earnings and cash flow potential of Angelic, as well as the impact of the inclusion of the initial fair value of the earn-out associated with the acquisition. Angelic is a fast growing, on-trend business with placement in the specialty deli/bakery section of the grocery store and provides innovation opportunities within and beyond our present product lines. Goodwill also resulted from the workforce acquired with Angelic.
We have determined preliminary values and lives of the other intangible assets listed in the allocation above as: $18.6 million for the tradename with a 20-year life; $0.3 million for the customer relationships with a 10-year life; $2.4 million for the technology / know-how with a 10-year life and $0.2 million for the non-compete agreements with a 5-year life.
Pro forma results of operations have not been presented herein as the acquisition was not material to our results of operations.
Note 3 – Fair Value
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. GAAP sets forth a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels are as follows:
Level 1 – defined as observable inputs, such as quoted market prices in active markets.
Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 – defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.
Our financial assets and liabilities consist principally of cash, accounts receivable, accounts payable and contingent consideration payable. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value. Contingent consideration payable is recorded at fair value.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Our contingent consideration, which is measured at fair value on a recurring basis and did not have a balance at June 30, 2016, is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes our contingent consideration as of December 31, 2016:

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Acquisition-related contingent consideration	$—	$—	$14,096	$14,096
The contingent consideration resulted from the earn-out associated with our November 17, 2016 acquisition of Angelic. The initial purchase price of $35.0 million did not include the future earn-out payment which is tied to performance-based conditions. In general, the terms of the acquisition specify that the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic in fiscal 2021. The fair value of the contingent consideration was estimated using a present value approach, which incorporates factors such as business risks and projections, to estimate an expected value. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contingent consideration was determined to be $13.9 million at November 17, 2016.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration as of December 31, 2016:

Change in acquisition-related contingent consideration
Acquisition-related contingent consideration at beginning of year	$—
Additions	13,872
Changes in fair value included in Selling, General and Administrative Expenses	224
Acquisition-related contingent consideration at end of period	$14,096
Note 4 – Long-Term Debt
At December 31, 2016 and June 30, 2016, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 8, 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
At December 31, 2016 and June 30, 2016, we had no borrowings outstanding under the Facility. At December 31, 2016, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three and six months ended December 31, 2016 and 2015.
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
Note 5 – Commitments and Contingencies
At December 31, 2016, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
With our recent acquisition of Angelic, we have a contingent liability recorded for the earn-out associated with the transaction. See further discussion in Note 3.
Note 6 – Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was $164.9 million and $143.8 million at December 31, 2016 and June 30, 2016, respectively. The increase in goodwill is the result of the acquisition of Angelic in November 2016. See further discussion in Note 2.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table is a rollforward of goodwill from June 30, 2016 to December 31, 2016:

Carrying Value
Goodwill at beginning of year	$143,788
Goodwill acquired during the period	21,120
Goodwill at end of period	$164,908
The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment. The intangible asset values and lives related to the Angelic acquisition, which are included in the table below, are preliminary and subject to further review over the measurement period. See further discussion in Note 2.

	December 31, 2016	June 30, 2016
Tradenames (20 to 30-year life)
Gross carrying value	$53,063	$34,500
Accumulated amortization	(2,177)	(1,485)
Net carrying value	$50,886	$33,015
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(237)	(232)
Net carrying value	$133	$138
Customer Relationships (10 to 15-year life)
Gross carrying value	$14,207	$13,920
Accumulated amortization	(6,598)	(6,048)
Net carrying value	$7,609	$7,872
Technology / Know-how (10-year life)
Gross carrying value	$6,350	$3,900
Accumulated amortization	(729)	(504)
Net carrying value	$5,621	$3,396
Non-compete Agreements (5-year life)
Gross carrying value	$791	$600
Accumulated amortization	(220)	(155)
Net carrying value	$571	$445
Total net carrying value	$64,820	$44,866
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Amortization expense	$846	$777	$1,537	$1,523
Total annual amortization expense for each of the next five years is estimated to be as follows:

2018	$4,004
2019	$4,004
2020	$3,969
2021	$3,884
2022	$3,811

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 7 – Income Taxes
Prepaid federal income taxes of $2.3 million and $4.3 million were included in Other Current Assets at December 31, 2016 and June 30, 2016, respectively. Prepaid state and local income taxes of $1.1 million and $0.5 million were included in Other Current Assets at December 31, 2016 and June 30, 2016, respectively.
Note 8 – Business Segment Information
The December 31, 2016 identifiable assets by reportable segment are generally consistent with that of June 30, 2016. However, due to the acquisition of Angelic in November 2016, the amount of Specialty Foods assets increased as compared to June 30, 2016. The following summary of financial information is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2016 consolidated financial statements:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net Sales	$326,773	$324,769	$618,134	$618,854
Operating Income
Specialty Foods	$62,052	$55,429	$116,877	$100,390
Corporate Expenses	(2,694)	(3,314)	(6,765)	(6,387)
Total	$59,358	$52,115	$110,112	$94,003
Note 9 – Stock-Based Compensation
There have been no changes to our stock-based compensation plans from those disclosed in our 2016 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.4 million and $0.2 million for the three months ended December 31, 2016 and 2015, respectively. Year-to-date SSSARs compensation expense was $0.9 million for the current-year period compared to $0.5 million for the prior-year period. At December 31, 2016, there was $2.3 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $0.6 million and $0.4 million for the three months ended December 31, 2016 and 2015, respectively. Year-to-date restricted stock compensation expense was $1.2 million for the current-year period compared to $0.8 million for the prior-year period. At December 31, 2016, there was $3.1 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
Consistent with our current acquisition strategy, in November 2016 we acquired substantially all of the assets of Angelic Bakehouse, Inc. (“Angelic”), a manufacturer and marketer of premium sprouted grain bakery products based near Milwaukee, Wisconsin. This transaction is discussed in further detail in Note 2 to the condensed consolidated financial statements.
We have made substantial capital investments to support our existing food operations and future growth opportunities. For example, in 2015 we completed a significant processing capacity expansion at our Horse Cave, Kentucky dressing facility to help meet demand for our dressing products. Based on our current plans and expectations, we believe our capital expenditures for 2017 could total approximately $20 to $25 million. We anticipate we will be able to fund all of our capital needs in 2017 with cash generated from operations.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Profit

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2016	2015	Change		2016	2015	Change
Net Sales	$326,773	$324,769	$2,004	1%	$618,134	$618,854	$(720)	—%
Gross Profit	$93,739	$83,594	$10,145	12%	$174,373	$151,561	$22,812	15%
Gross Margin	28.7%	25.7%			28.2%	24.5%
In November 2016, we acquired Angelic and its results of operations have been included in our condensed consolidated financial statements from the date of acquisition. Such results were not material.

Net sales for the three months ended December 31, 2016 increased 1% as an increase in retail net sales was partially offset by a decline in foodservice net sales. Net sales for the six months ended December 31, 2016 were essentially flat as an increase in retail net sales was offset by a decline in foodservice net sales. Our overall sales volume, as measured by pounds shipped, increased by 2% and 1% for the three and six months ended December 31, 2016, respectively. Pricing had a net deflationary impact of 1% of net sales for the quarter and year-to-date periods.
Retail net sales increased 3% during both the three and six months ended December 31, 2016, due to higher sales of certain product lines including Olive Garden® retail dressings, New York BRAND® Bakery frozen garlic bread products and Sister Schubert’s® frozen dinner rolls. Higher trade promotions and increased new product placement costs combined to limit the retail sales growth. Foodservice net sales declined 2% and 3% for the quarter and year-to-date periods, respectively, as influenced by our targeted customer rationalization efforts that began in the third quarter of last year. Also contributing to the foodservice sales decline was deflationary pricing from lower egg costs.
Gross margin improved for the three months ended December 31, 2016 due to the influence of overall lower raw-material costs, primarily for eggs, but also for flour, honey, dairy and soybean oil. Margins also benefited from a more favorable sales mix, partially offset by higher retail trade spending and product placement costs. Excluding any pricing actions, total raw-material costs positively affected our gross margins by 4% of net sales for the quarter.
Gross margin also improved for the six months ended December 31, 2016 due to the influence of overall lower raw-material costs, again primarily for eggs, but also for soybean oil, flour, honey and resin packaging. Margins also benefited from a more favorable sales mix, partially offset by higher retail trade spending, product placement costs and coupon redemptions. Excluding any pricing actions, total raw-material costs positively affected our gross margins by 4% of net sales for the year-to-date period.
Selling, General and Administrative Expenses

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2016	2015	Change		2016	2015	Change
SG&A Expenses	$34,381	$31,479	$2,902	9%	$64,261	$57,558	$6,703	12%
SG&A Expenses as a Percentage of Net Sales	10.5%	9.7%			10.4%	9.3%
Selling, general and administrative expenses increased 9% and 12% for the three and six months ended December 31, 2016, respectively, and were higher as a percentage of net sales for the comparative second quarter and first half periods. The increase in these costs reflects the influence of higher levels of investment in marketing and promotions for our key retail product lines and new product introductions. Increased salary expenses attributed to some recent staffing additions in marketing and operations, combined with higher consulting fees, and professional fees also contributed to the increased selling, general and administrative expenses.
Operating Income
The foregoing factors contributed to consolidated operating income totaling $59.4 million and $110.1 million for the three and six months ended December 31, 2016, respectively. Our operating income can be summarized as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2016	2015	Change		2016	2015	Change
Operating Income
Specialty Foods	$62,052	$55,429	$6,623	12%	$116,877	$100,390	$16,487	16%
Corporate Expenses	(2,694)	(3,314)	620	(19)%	(6,765)	(6,387)	(378)	6%
Total	$59,358	$52,115	$7,243	14%	$110,112	$94,003	$16,109	17%
Operating Income as a Percentage of Net Sales
Specialty Foods	19.0%	17.1%			18.9%	16.2%
Total	18.2%	16.0%			17.8%	15.2%
Looking ahead, the fiscal third quarter will reflect the impact of a pre-tax charge of $17.7 million in settlement costs and related expenses resulting from our withdrawal from an underfunded multiemployer pension plan as discussed in more detail in “Subsequent Event” in Note 1 to the condensed consolidated financial statements. Given this year’s later Easter holiday, we anticipate a shift in some of our retail net sales and related consumer activities into our fiscal fourth quarter. We expect volume-driven growth in our retail sales channel for the balance of 2017 with continued support from recent new product introductions along with increased sales from Flatout and the incremental sales contribution from Angelic. In our foodservice channel, we expect volume-driven growth from continuing customers will again be largely offset by the influence of deflationary pricing (due to lower commodity costs, particularly eggs) and the impact of our customer rationalization initiative that was implemented beginning in the third quarter of 2016. Ongoing softness in the foodservice industry, particularly the casual dining segment, may also impact sales volumes in the foodservice channel. Based on current market conditions, in the second half of 2017, we anticipate an overall more neutral cost environment for ingredients in the third quarter then turning slightly unfavorable in the fourth quarter.
Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended December 31, 2016 increased by $7.7 million to $59.6 million from the prior-year total of $51.9 million. Income before income taxes for the six months ended December 31, 2016 and 2015 was $110.4 million and $93.9 million, respectively.
Taxes Based on Income
Our effective tax rate was 34.5% and 33.8% for the six months ended December 31, 2016 and 2015, respectively. Given the nature of our operations (predominately U.S. based for both sales and manufacturing), our effective tax rates typically stay within a fairly narrow range.
Net Income
Second quarter net income for 2017 of $39.0 million increased from the preceding year’s net income for the quarter of $34.5 million, as influenced by the factors noted above. Year-to-date net income of $72.4 million was higher than the prior year-to-date total of $62.1 million. Diluted weighted average common shares outstanding have remained relatively stable. As a result, and due to the change in net income for each year, net income per share for the second quarter of 2017 totaled $1.42 per diluted share, as compared to net income of $1.25 per diluted share in the prior year. Year-to-date net income per share was $2.63 per diluted share, as compared to $2.26 per diluted share for the prior-year period.
FINANCIAL CONDITION
For the six months ended December 31, 2016, net cash provided by operating activities totaled $75.8 million, as compared to $74.4 million in the prior-year period. The increase was due to an increase in net income, which was largely offset by higher working capital requirements, primarily in accounts receivable, which can vary depending on the timing of monthly sales, and accounts payable.
Cash used in investing activities for the six months ended December 31, 2016 was $46.7 million, as compared to $7.8 million in the prior year. This increase primarily reflects cash paid for the acquisition of Angelic in November 2016, as well as a higher level of capital expenditures in 2017, with the largest amounts spent on packaging equipment to accommodate growth and build-out costs related to our planned corporate office relocation.
Cash used in financing activities for the six months ended December 31, 2016 of $28.6 million decreased from the prior-year total of $161.8 million. This decrease was primarily due to lower dividend payments in the current year. Prior-year dividend payments included a $5.00 per share special dividend that was paid in December 2015. The special dividend payment totaled $136.7 million. The share repurchases in the six months ended December 31, 2016 were for shares repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees. At December 31, 2016, 1,418,088 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at December 31, 2016. At December 31, 2016, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2016, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At December 31, 2016, we were not aware of any event that would constitute a default under this facility.
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
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other items are not recognized as liabilities in our condensed consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of December 31, 2016 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material needs due to changes in product demand and the impact of commodity prices, there have been no significant changes to the contractual obligations disclosed in our 2016 Annual Report on Form 10-K.
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
Items which could impact these forward-looking statements include, but are not limited to:

•	the ability to successfully integrate the acquisition of Angelic and subsequently grow the business;

•	price and product competition;

•	the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;

•	the potential for loss of larger programs or key customer relationships;

•	the impact of customer store brands on our branded retail volumes;

•	fluctuations in the cost and availability of ingredients and packaging;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	the effect of consolidation of customers within key market channels;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	dependence on contract manufacturers;

•	efficiencies in plant operations;

•	stability of labor relations, including the impact of contract negotiations with collective bargaining units;

•	the outcome of any litigation or arbitration;

•	the impact, if any, of certain contingent liabilities associated with our withdrawal from a multiemployer pension plan;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	dependence on key personnel and changes in key personnel;

•	changes in estimates in critical accounting judgments; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2016 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2016 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2016 Annual Report on Form 10-K other than the risk described below.
We may incur liabilities related to multiemployer pension plans which could adversely affect our financial results.
Until recently, we contributed to two multiemployer pension plans under certain collective bargaining agreements that provide pension benefits to employees and retired employees who are part of the plans. On January 21, 2017, the employees at our Bedford Heights, Ohio plant voted to ratify a new collective bargaining agreement that provided for our complete withdrawal from the multiemployer pension plan associated with that facility. At this time, we still contribute to a multiemployer pension plan related to our facility in Milpitas, California.
Because we have withdrawn from the multiemployer pension plan associated with our Bedford Heights plant, we are no longer subject to risks associated with increased contributions with respect to this pension fund. Nonetheless, certain future events related to this pension fund could result in incremental pension-related costs; however, the likelihood of these events occurring is indeterminate at this time.
As a contributor to the multiemployer pension plan associated with our Milpitas, California facility, we are responsible for making periodic contributions to this plan. Our required contributions to this plan could increase, however any increase would be dependent upon a number of factors, including our ability to renegotiate the collective bargaining contract successfully, current and future regulatory requirements, the performance of the pension plan’s investments, the number of participants who are entitled to receive benefits from the plan, the contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to this plan, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates and other funding deficiencies. We may also be required to pay a withdrawal liability if we exit from this plan. While we cannot determine whether and to what extent our contributions may increase or what our withdrawal liability may be, we do not expect any payments related to this plan to have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which 1,418,088 shares remained authorized for future repurchases at December 31, 2016. This share repurchase authorization does not have a stated expiration date. In the second quarter, we did not repurchase any of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1-31, 2016	—	$—	—	1,418,088
November 1-30, 2016	—	$—	—	1,418,088
December 1-31, 2016	—	$—	—	1,418,088
Total	—	$—	—	1,418,088
Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	February 7, 2017	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	February 7, 2017	By:	/s/ DOUGLAS A. FELL
Douglas A. Fell
Treasurer, Vice President,
Assistant Secretary and
Chief Financial Officer
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2016
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