Form 10-Q
period 2017-03-31
LANCASTER COLONY CORP
filed 2017-05-02
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 000-04065

Lancaster Colony Corporation
(Exact name of registrant as specified in its charter)

Ohio	13-1955943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

380 Polaris Parkway, Suite 400 Westerville, Ohio	43082
(Address of principal executive offices)	(Zip Code)

614-224-7141
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 20, 2017, there were 27,443,091 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	March 31, 2017	June 30, 2016
ASSETS
Current Assets:
Cash and equivalents	$124,751	$118,080
Receivables (less allowance for doubtful accounts, March-$32; June-$125)	75,056	66,006
Inventories:
Raw materials	30,467	26,153
Finished goods	49,167	49,944
Total inventories	79,634	76,097
Other current assets	15,881	7,644
Total current assets	295,322	267,827
Property, Plant and Equipment:
Land, buildings and improvements	123,330	116,858
Machinery and equipment	271,362	263,336
Total cost	394,692	380,194
Less accumulated depreciation	214,253	210,599
Property, plant and equipment-net	180,439	169,595
Other Assets:
Goodwill	164,908	143,788
Other intangible assets-net	63,819	44,866
Other noncurrent assets	7,521	8,656
Total	$712,009	$634,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,840	$39,931
Accrued liabilities	50,470	33,072
Total current liabilities	92,310	73,003
Other Noncurrent Liabilities	43,345	26,698
Deferred Income Taxes	17,174	21,433
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-March-27,442,693 shares; June-27,423,550 shares	113,950	110,677
Retained earnings	1,193,278	1,150,337
Accumulated other comprehensive loss	(11,116)	(11,350)
Common stock in treasury, at cost	(736,932)	(736,066)
Total shareholders’ equity	559,180	513,598
Total	$712,009	$634,732
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands, except per share data)	2017	2016	2017	2016
Net Sales	$293,834	$287,765	$911,968	$906,619
Cost of Sales	221,929	214,841	665,690	682,134
Gross Profit	71,905	72,924	246,278	224,485
Selling, General and Administrative Expenses	32,253	28,980	96,514	86,538
Multiemployer Pension Settlement and Related Costs	17,639	—	17,639	—
Operating Income	22,013	43,944	132,125	137,947
Other, Net	144	125	437	42
Income Before Income Taxes	22,157	44,069	132,562	137,989
Taxes Based on Income	7,686	15,058	45,735	46,839
Net Income	$14,471	$29,011	$86,827	$91,150
Net Income Per Common Share:
Basic	$0.53	$1.06	$3.17	$3.33
Diluted	$0.53	$1.06	$3.16	$3.32

Cash Dividends Per Common Share	$0.55	$0.50	$1.60	$6.46

Weighted Average Common Shares Outstanding:
Basic	27,379	27,338	27,369	27,329
Diluted	27,442	27,376	27,438	27,365
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands)	2017	2016	2017	2016
Net Income	$14,471	$29,011	$86,827	$91,150
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Prior service credit arising during the period, before tax	—	—	—	2,038
Amortization of loss, before tax	170	124	508	382
Amortization of prior service credit, before tax	(46)	(47)	(136)	(79)
Total Other Comprehensive Income, Before Tax	124	77	372	2,341
Tax Attributes of Items in Other Comprehensive Income:
Prior service credit arising during the period, tax	—	—	—	(753)
Amortization of loss, tax	(63)	(45)	(188)	(142)
Amortization of prior service credit, tax	17	17	50	29
Total Tax Expense	(46)	(28)	(138)	(866)
Other Comprehensive Income, Net of Tax	78	49	234	1,475
Comprehensive Income	$14,549	$29,060	$87,061	$92,625
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
(Amounts in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$86,827	$91,150
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	18,350	18,118
Change in acquisition-related contingent consideration	682	—
Deferred income taxes and other changes	(3,576)	926
Stock-based compensation expense	3,110	2,140
Excess tax benefit from stock-based compensation	(957)	(737)
Pension plan activity	(183)	(222)
Changes in operating assets and liabilities:
Receivables	(6,934)	(7,749)
Inventories	(3,107)	2,049
Other current assets	(6,527)	(1,131)
Accounts payable and accrued liabilities	17,749	(3,973)
Net cash provided by operating activities	105,434	100,571
Cash Flows From Investing Activities:
Cash paid for acquisitions, net of cash acquired	(34,997)	(12)
Payments for property additions	(20,059)	(11,607)
Other-net	88	(472)
Net cash used in investing activities	(54,968)	(12,091)
Cash Flows From Financing Activities:
Payment of dividends (including special dividend payment, 2017-$0; 2016-$136,677)	(43,886)	(176,837)
Purchase of treasury stock	(866)	(155)
Excess tax benefit from stock-based compensation	957	737
Net cash used in financing activities	(43,795)	(176,255)
Net change in cash and equivalents	6,671	(87,775)
Cash and equivalents at beginning of year	118,080	182,202
Cash and equivalents at end of period	$124,751	$94,427
Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$55,913	$48,514
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant” or the “Company” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our 2016 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2017 refers to fiscal 2017, which is the period from July 1, 2016 to June 30, 2017.
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

	March 31,
	2017	2016
Construction in progress in Accounts Payable	$1,887	$185
Accrued Distribution
Accrued distribution costs included in Accrued Liabilities were $6.6 million and $4.5 million at March 31, 2017 and June 30, 2016, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income	$14,471	$29,011	$86,827	$91,150
Net income available to participating securities	(23)	(54)	(149)	(216)
Net income available to common shareholders	$14,448	$28,957	$86,678	$90,934

Weighted average common shares outstanding – basic	27,379	27,338	27,369	27,329
Incremental share effect from:
Nonparticipating restricted stock	1	2	3	3
Stock-settled stock appreciation rights	62	36	66	33
Weighted average common shares outstanding – diluted	27,442	27,376	27,438	27,365

Net income per common share – basic	$0.53	$1.06	$3.17	$3.33
Net income per common share – diluted	$0.53	$1.06	$3.16	$3.32
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Accumulated other comprehensive loss at beginning of period	$(11,194)	$(8,631)	$(11,350)	$(10,057)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	179	135	536	405
Postretirement Benefit Plan Items:
Prior service credit arising during the period	—	—	—	2,038
Amortization of unrecognized net gain	(9)	(11)	(28)	(23)
Amortization of prior service credit	(46)	(47)	(136)	(79)
Total other comprehensive income, before tax	124	77	372	2,341
Total tax expense	(46)	(28)	(138)	(866)
Other comprehensive income, net of tax	78	49	234	1,475
Accumulated other comprehensive loss at end of period	$(11,116)	$(8,582)	$(11,116)	$(8,582)
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2016 Annual Report on Form 10-K.
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to simplify the accounting for stock-based compensation. The amendments include changes to the accounting for share-based payment transactions, including: the inclusion of the tax consequences related to stock-based compensation within the computation of income tax expense versus equity; the classification of awards as either equity or liabilities; and the classification of share-based activity on the statement of cash flows. We will adopt the new guidance on July 1, 2017 and will elect to continue to estimate forfeitures. The adoption may result in increased volatility to our income tax expense in future periods dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. The transition method that will be applied on adoption varies for each of the amendments.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In March 2017, the FASB issued new accounting guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by disaggregating the service cost component from the other components of net periodic benefit cost. The amendments require an employer to present service cost in the same line item(s) as compensation costs for the pertinent employees whereas the other components of net periodic benefit cost must be reported separately from service cost and outside of income from operations. The amendments also allow only the service cost component to be eligible for capitalization. The amendments require retrospective application for the income statement presentation provisions and prospective application for the capitalization of the service cost component. However, as a result of prior years’ restructuring activities, we no longer have any active employees continuing to accrue service cost. Therefore, the service cost provisions are not applicable to us, and we expect only changes in classification on the income statement. The guidance will be effective for us in fiscal 2019 including interim periods.
In May 2014, the FASB issued new accounting guidance for the recognition of revenue and issued subsequent clarifications of this new guidance in 2016 and 2017. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This model is based on a control approach rather than the current risks and rewards model. The new guidance would also require expanded disclosures. Since we do not plan to early adopt this standard, the guidance will be effective for us in fiscal 2019 including interim periods and will require either retrospective application to each prior period presented or modified retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the impact of this guidance.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the consideration related to the acquisition and the preliminary purchase price allocation based on the fair value of the net assets acquired, as adjusted for the preliminary net working capital adjustment recorded as of March 31, 2017. The initial fair value of the contingent consideration is a noncash investing activity.

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Our contingent consideration, which is measured at fair value on a recurring basis and did not have a balance at June 30, 2016, is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes our contingent consideration as of March 31, 2017:

	Fair Value Measurements at March 31, 2017
	Level 1	Level 2	Level 3	Total
Acquisition-related contingent consideration	$—	$—	$14,554	$14,554
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
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

	Three Months Ended March 31, 2017	Nine Months Ended March 31, 2017
Acquisition-related contingent consideration at beginning of period	$14,096	$—
Additions	—	13,872
Changes in fair value included in Selling, General and Administrative Expenses	458	682
Acquisition-related contingent consideration at end of period	$14,554	$14,554
Note 4 – Long-Term Debt
At March 31, 2017 and June 30, 2016, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 8, 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
At March 31, 2017 and June 30, 2016, we had no borrowings outstanding under the Facility. At March 31, 2017, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three and nine months ended March 31, 2017 and 2016.
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
Note 5 – Commitments and Contingencies
At March 31, 2017, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
With our recent acquisition of Angelic, we have a contingent liability recorded for the earn-out associated with the transaction. See further discussion in Note 3.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 6 – Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was $164.9 million and $143.8 million at March 31, 2017 and June 30, 2016, respectively. The increase in goodwill is the result of the acquisition of Angelic in November 2016. See further discussion in Note 2.
The following table is a rollforward of goodwill from June 30, 2016 to March 31, 2017:

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

	March 31, 2017	June 30, 2016
Tradenames (20 to 30-year life)
Gross carrying value	$53,063	$34,500
Accumulated amortization	(2,696)	(1,485)
Net carrying value	$50,367	$33,015
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(239)	(232)
Net carrying value	$131	$138
Customer Relationships (10 to 15-year life)
Gross carrying value	$14,207	$13,920
Accumulated amortization	(6,879)	(6,048)
Net carrying value	$7,328	$7,872
Technology / Know-how (10-year life)
Gross carrying value	$6,350	$3,900
Accumulated amortization	(888)	(504)
Net carrying value	$5,462	$3,396
Non-compete Agreements (5-year life)
Gross carrying value	$791	$600
Accumulated amortization	(260)	(155)
Net carrying value	$531	$445
Total net carrying value	$63,819	$44,866
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Amortization expense	$1,001	$691	$2,538	$2,214

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Total annual amortization expense for each of the next five years is estimated to be as follows:

2018	$4,004
2019	$4,004
2020	$3,969
2021	$3,884
2022	$3,811
Note 7 – Income Taxes
Prepaid federal income taxes of $10.2 million and $4.3 million were included in Other Current Assets at March 31, 2017 and June 30, 2016, respectively. Prepaid state and local income taxes of $1.0 million and $0.5 million were included in Other Current Assets at March 31, 2017 and June 30, 2016, respectively.
Note 8 – Business Segment Information
The March 31, 2017 identifiable assets by reportable segment are generally consistent with that of June 30, 2016. However, due to the acquisition of Angelic in November 2016, the amount of Specialty Foods assets increased as compared to June 30, 2016. The following summary of financial information is consistent with the basis of segmentation and measurement of segment profit or loss presented in our June 30, 2016 consolidated financial statements:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net Sales	$293,834	$287,765	$911,968	$906,619
Operating Income
Specialty Foods	$25,080	$46,476	$141,957	$146,866
Corporate Expenses	(3,067)	(2,532)	(9,832)	(8,919)
Total	$22,013	$43,944	$132,125	$137,947
Note 9 – Stock-Based Compensation
There have been no changes to our stock-based compensation plans from those disclosed in our 2016 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.4 million for the three months ended March 31, 2017 and 2016. Year-to-date SSSARs compensation expense was $1.3 million for the current-year period compared to $0.9 million for the prior-year period. At March 31, 2017, there was $4.3 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $0.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. Year-to-date restricted stock compensation expense was $1.8 million for the current-year period compared to $1.3 million for the prior-year period. At March 31, 2017, there was $3.8 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Note 10 – Defined Contribution and Other Employee Plans
Multiemployer Plans
In the quarter ended March 31, 2017, we recorded a one-time charge of $17.6 million for our complete withdrawal from the underfunded multiemployer Cleveland Bakers and Teamsters Pension Fund and to initially fund a new union-sponsored 401(k) plan for the current union employees at our Bedford Heights, Ohio plant. This event was detailed in our Form 8-K filing, which was issued on January 24, 2017. The liability related to this charge was included in Accrued Liabilities at March 31, 2017.

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
Our operations are organized into one reportable segment: “Specialty Foods.” Our sales are predominately domestic.
Our business has the potential to achieve future growth in sales and profitability due to attributes such as:

•	leading retail market positions in several product categories with a high-quality perception;

•	recognized innovation in retail products;

•	a broad customer base in both retail and foodservice accounts;

•	well-regarded culinary expertise among foodservice customers;

•	recognized leadership in foodservice product development;

•	experience in integrating complementary business acquisitions; and

•	historically strong cash flow generation that supports growth opportunities.
Our goal is to grow both retail and foodservice sales over time by:

•	leveraging the strength of our retail brands to increase current product sales;

•	introducing new retail products and expanding distribution;

•	continuing to rely upon the strength of our reputation in foodservice product development and quality; and

•	pursuing acquisitions that meet our strategic criteria.
Consistent with our current acquisition strategy, in November 2016 we acquired substantially all of the assets of Angelic Bakehouse, Inc. (“Angelic”), a manufacturer and marketer of premium sprouted grain bakery products based near Milwaukee, Wisconsin. This transaction is discussed in further detail in Note 2 to the condensed consolidated financial statements.
We have made substantial capital investments to support our existing food operations and future growth opportunities. For example, in 2015 we completed a significant processing capacity expansion at our Horse Cave, Kentucky dressing facility to help meet demand for our dressing products. Based on our current plans and expectations, we believe our capital expenditures for 2017 could total approximately $25 million. We will fund our remaining capital needs in 2017 with cash generated from operations.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Profit

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Net Sales	$293,834	$287,765	$6,069	2%	$911,968	$906,619	$5,349	1%
Gross Profit	$71,905	$72,924	$(1,019)	(1)%	$246,278	$224,485	$21,793	10%
Gross Margin	24.5%	25.3%			27.0%	24.8%
In November 2016, we acquired Angelic and its results of operations have been included in our condensed consolidated financial statements from the date of acquisition. Such results were not material.
Net sales for the three months ended March 31, 2017 increased 2% due to higher retail and foodservice net sales. Net sales for the nine months ended March 31, 2017 increased 1% as an increase in retail net sales was partially offset by a decline in foodservice net sales. Excluding Angelic, our overall sales volume, as measured by pounds shipped, increased by 2% and 1% for the three and nine months ended March 31, 2017, respectively. Pricing had a net deflationary impact of 1% of net sales for the quarter and year-to-date periods.
For the three months ended March 31, 2017, retail net sales increased 3% due to higher sales of certain product lines led by New York BRAND® Bakery frozen garlic bread products and Reames® frozen noodles and the benefit of lower coupon expense. Notable offsets to these increases included the shift of some Easter holiday sales into our fiscal fourth quarter and ongoing heightened competition in the refrigerated dressings category. For the year-to-date period, retail net sales increased 3% with New York BRAND® Bakery frozen garlic bread products and Reames® frozen noodles again among the contributing product lines along with Olive Garden® retail dressings and Sister Schubert’s® frozen dinner rolls. Higher trade promotions and increased new product placement costs combined to limit year-to-date retail sales growth. Incremental sales from Angelic also contributed to higher retail net sales in both the quarter and year-to-date periods. Foodservice net sales increased 1% for the quarter and declined 2% for the year-to-date period as influenced by our targeted customer rationalization efforts that began in the third quarter of last year and deflationary pricing, primarily from lower egg costs. Despite these challenges, third quarter net sales improved on higher sales volumes to certain national chain restaurant customers.
Gross margin declined for the three months ended March 31, 2017 due to the net impact of deflationary foodservice pricing as raw-material costs were generally flat for the quarter. Coupon expense was lower for the quarter, due in part to the timing of the Easter promotions, while trade spending and product placement costs were similar to the prior year period.
Gross margin improved for the nine months ended March 31, 2017 due to the influence of overall lower raw-material costs, primarily for eggs, but also for flour, honey, soybean oil and resin packaging. Margins also benefited from a more favorable sales mix, partially offset by higher retail trade spending and increased new product placement costs. Excluding any pricing actions, total raw-material costs were estimated to have positively affected our gross margins by 3% of net sales for the year-to-date period.
Selling, General and Administrative Expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
SG&A Expenses	$32,253	$28,980	$3,273	11%	$96,514	$86,538	$9,976	12%
SG&A Expenses as a Percentage of Net Sales	11.0%	10.1%			10.6%	9.5%
Selling, general and administrative (“SG&A”) expenses increased 11% and 12% for the three and nine months ended March 31, 2017, respectively, and were higher as a percentage of net sales for the comparative third quarter and year-to-date periods. The increase in these costs reflects recent investments in additional personnel and business initiatives to support future growth. Transaction costs, amortization expense and other recurring non-cash charges attributed to the Angelic business also impacted SG&A expenses in both periods. The quarter benefited from lower levels of consumer spending while the year-to-date period included higher levels of investment in marketing and promotions for our key retail product lines and new product introductions.
Multiemployer Pension Settlement and Related Costs
In January 2017 the employees at our Bedford Heights, Ohio plant voted to ratify a new collective bargaining agreement. Among other terms, the new agreement provided for our complete withdrawal from the underfunded multiemployer Cleveland Bakers and Teamsters Pension Fund. In lieu of contributions to the pension fund, we will make non-elective contributions for the union employees at the Bedford Heights, Ohio plant into a union-sponsored 401(k) plan. We have agreed to initially fund the new 401(k) plan for current union employees and pay a withdrawal liability as settlement of our portion of underfunded pension benefits of the multiemployer plan. We recorded a one-time charge of $17.6 million for the multiemployer pension settlement and other benefit-related costs in the quarter ended March 31, 2017. This event was detailed in our Form 8-K filing, which was issued on January 24, 2017.

Operating Income
The foregoing factors contributed to consolidated operating income totaling $22.0 million and $132.1 million for the three and nine months ended March 31, 2017, respectively. Our operating income can be summarized as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Operating Income
Specialty Foods	$25,080	$46,476	$(21,396)	(46)%	$141,957	$146,866	$(4,909)	(3)%
Corporate Expenses	(3,067)	(2,532)	(535)	21%	(9,832)	(8,919)	(913)	10%
Total	$22,013	$43,944	$(21,931)	(50)%	$132,125	$137,947	$(5,822)	(4)%
Operating Income as a Percentage of Net Sales
Specialty Foods	8.5%	16.2%			15.6%	16.2%
Total	7.5%	15.3%			14.5%	15.2%
Looking ahead, given this year’s later Easter holiday, our fiscal fourth quarter will reflect the impact of a shift in some of our retail net sales and related consumer activities from the third quarter. We expect volume-driven growth in our retail sales channel for the balance of 2017 with continued support from recent new product introductions and the incremental sales contribution from Angelic. In our foodservice channel, we anticipate modest volume-driven growth to be largely offset by a diminishing influence from both deflationary pricing and the impact of our customer rationalization initiative that was implemented beginning in the third quarter of 2016. Some ongoing softness in the foodservice industry is expected to remain a headwind for foodservice sales volumes. Based on current market conditions, we anticipate the cost environment for ingredients to turn slightly unfavorable in the fourth quarter. Continued investment in personnel and business initiatives to support future growth are projected to impact SG&A expenses in the fourth quarter.
Income Before Income Taxes
As impacted by the factors discussed above, most notably the one-time charge of $17.6 million for the multiemployer pension settlement and related costs, income before income taxes for the three months ended March 31, 2017 decreased by $21.9 million to $22.2 million from the prior-year total of $44.1 million. Income before income taxes for the nine months ended March 31, 2017 and 2016 was $132.6 million and $138.0 million, respectively.
Taxes Based on Income
Our effective tax rate was 34.5% and 33.9% for the nine months ended March 31, 2017 and 2016, respectively. Given the nature of our operations (predominately U.S. based for both sales and manufacturing), our effective tax rates typically stay within a fairly narrow range.
Net Income
Third quarter net income for 2017 of $14.5 million decreased from the preceding year’s net income for the quarter of $29.0 million, as influenced by the factors noted above. Year-to-date net income of $86.8 million was lower than the prior year-to-date total of $91.1 million. Diluted weighted average common shares outstanding have remained relatively stable. As a result, and due to the change in net income for each year, net income per share for the third quarter of 2017 totaled $0.53 per diluted share, as compared to net income of $1.06 per diluted share in the prior year. Year-to-date net income per share was $3.16 per diluted share, as compared to $3.32 per diluted share for the prior-year period. For the three and nine months ended March 31, 2017, the estimated impact of the multiemployer pension charge was $0.42 per diluted share.
FINANCIAL CONDITION
For the nine months ended March 31, 2017, net cash provided by operating activities totaled $105.4 million, as compared to $100.6 million in the prior-year period. The increase was due to the accrual for multiemployer pension settlement and related costs of $17.6 million at March 31, 2017, and was largely offset by lower net income and higher working capital requirements, primarily in other current assets and inventories.
Cash used in investing activities for the nine months ended March 31, 2017 was $55.0 million, as compared to $12.1 million in the prior year. This increase primarily reflects cash paid for the acquisition of Angelic in November 2016, as well as a higher level of capital expenditures in 2017, with the largest amounts spent on packaging equipment to accommodate growth and build-out costs related to our corporate office relocation.
Cash used in financing activities for the nine months ended March 31, 2017 of $43.8 million decreased from the prior-year total of $176.3 million. This decrease was primarily due to lower dividend payments in the current year. Prior-year dividend payments included a $5.00 per share special dividend that was paid in December 2015. The special dividend payment totaled $136.7 million. The share repurchases in the nine months ended March 31, 2017 were for shares repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees. At March 31, 2017, 1,411,680 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at March 31, 2017. At March 31, 2017, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2017, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At March 31, 2017, we were not aware of any event that would constitute a default under this facility.
We currently expect to remain in compliance with the Facility’s covenants for the foreseeable future. However, a default under the Facility could accelerate the repayment of any then outstanding indebtedness and limit our access to $75 million of additional credit available under the Facility. Such an event could require a reduction in or curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due.
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our cash requirements through 2017 and 2018. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of March 31, 2017 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material costs associated with changes in product demand or pricing and the acquisition-related contingent consideration discussed in Note 3 to the condensed consolidated financial statements, there have been no significant changes to the contractual obligations disclosed in our 2016 Annual Report on Form 10-K.
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

•
certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2016 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2016 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2016 Annual Report on Form 10-K except as updated in our Quarterly Report on Form 10-Q for the period ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which 1,411,680 shares remained authorized for future repurchases at March 31, 2017. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1-31, 2017	—	$—	—	1,418,088
February 1-28, 2017 (1)	6,408	$133.86	6,408	1,411,680
March 1-31, 2017	—	$—	—	1,411,680
Total	6,408	$133.86	6,408	1,411,680
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

LANCASTER COLONY CORPORATION
(Registrant)
Date:	May 2, 2017	By:	/s/ JOHN B. GERLACH, JR.
John B. Gerlach, Jr.
Chairman, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	May 2, 2017	By:	/s/ DOUGLAS A. FELL
Douglas A. Fell
Treasurer, Vice President,
Assistant Secretary and
Chief Financial Officer
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2017
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