Form 10-K
period 2017-06-30
LANCASTER COLONY CORP
filed 2017-08-24
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price at which such Common Stock was last sold as of December 31, 2016 was $2,637.6 million.
As of August 3, 2017, there were 27,449,235 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its November 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I

Item 1. Business
GENERAL
Lancaster Colony Corporation, an Ohio corporation, is a manufacturer and marketer of specialty food products for the retail and foodservice channels. We began our operations in 1961 as a Delaware corporation. In 1992, we reincorporated as an Ohio corporation. Our principal executive offices are located at 380 Polaris Parkway, Suite 400, Westerville, Ohio 43082 and our telephone number is 614-224-7141.
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
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENT
We operate in one business segment – “Specialty Foods.” The financial information relating to our business segment for the three years ended June 30, 2017, 2016 and 2015 is included in Note 10 to the consolidated financial statements, and located in Part II, Item 8 of this Annual Report on Form 10-K. Further description of the business segment within which we operate is provided below.
Specialty Foods Segment
The following table presents the primary food products we manufacture and sell under our brand names:

Food Products	Brand Names
Salad dressings and sauces	Marzetti, Marzetti Simply Dressed, Cardini’s, Girard’s
Vegetable dips and fruit dips	Marzetti
Frozen garlic breads	New York BRAND Bakery, Mamma Bella, Mamma Bella’s
Frozen Parkerhouse style yeast rolls and dinner rolls	Sister Schubert’s, Mary B’s
Premium dry egg noodles	Inn Maid, Amish Kitchens
Frozen specialty noodles	Reames, Aunt Vi’s
Croutons and salad toppings	New York BRAND Bakery, New York BRAND Bakery Texas Toast, Chatham Village, Cardini’s, Marzetti Simply Dressed, Marzetti
Flatbread wraps and pizza crusts	Flatout, ProteinUP
Sprouted grain bakery products	Angelic Bakehouse, Flatzza
Caviar	Romanoff
We also manufacture and sell other products pursuant to brand license agreements including Olive Garden® dressings and Jack Daniel’s® mustards, as well as endorsement agreements including Hungry Girl® flatbreads and Weight Watchers® flatbreads. A portion of our sales are products sold under private label to retailers, distributors and restaurants primarily in the United States. Additionally, a small portion of our sales are dressing packets, frozen specialty noodles, pasta and flatbreads sold to industrial customers for use as ingredients or components in their products.
Sales are made to retail and foodservice channels. The vast majority of the products we sell in the retail and foodservice channels are sold through sales personnel, food brokers and distributors. We have strong placement of products in U.S. grocery produce departments through our refrigerated salad dressings, vegetable and fruit dips, and croutons. Our flatbread products and sprouted grain bakery products are generally placed in the specialty bakery/deli section of the grocery store. We also have products typically marketed in grocery aisles, which include shelf-stable salad dressing, slaw dressing, dry egg noodles and croutons. Within the frozen aisles of grocery retailers, we also have prominent market positions of frozen yeast rolls, garlic breads and egg noodles. Products we sell in the foodservice channel are often custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls.

Net sales attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) totaled 17%, 16% and 16% of consolidated net sales for 2017, 2016 and 2015, respectively. Net sales attributable to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., totaled 16%, 19% and 18% of consolidated net sales for 2017, 2016 and 2015, respectively. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain customers, principally in the quick service and casual dining channels. In general, our foodservice national chain customers have direct relationships with us, but many choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these customers, and we invoice McLane for these sales. The decline in net sales to McLane in 2017 was primarily attributed to the choice of certain foodservice national chain customers to switch to a different distributor and the impact of our targeted business rationalization efforts in the foodservice channel that began in mid-2016. Other than Wal-Mart and McLane, no customer accounted for more than 10% of our total net sales during these years.
We continue to rely upon our strong retail brands, innovation expertise, geographic and channel expansion and customer relationships for future growth. Our category-leading retail brands and commitment to new product development help drive increased consumer demand in our retail channel. In the foodservice channel, we grow our business with established customers and pursue new opportunities by leveraging our culinary skills and experience to support the development of new products and menu offerings. Strategic acquisitions are also part of our future growth plans, with a focus on fit and value.
The majority of our products are manufactured at our 16 food plants located throughout the United States. Certain items are also manufactured and packaged by third parties located in the United States, Canada and Europe.
Efficient and cost-effective production remains a key focus as evidenced by our recent lean six sigma initiative. In 2015 we completed a significant processing capacity expansion at our Horse Cave, Kentucky dressing facility to help improve throughput and meet demand for our dressing products.
Our sales are affected by seasonal fluctuations, primarily in the fiscal second quarter and the Easter holiday season when sales of certain frozen retail products tend to be most pronounced. The impacts on working capital are not significant. We do not utilize any franchises or concessions. In addition to the owned and licensed trademarked brands discussed above, we also own and operate under innumerable other intellectual property rights, including patents, copyrights, formulas, proprietary trade secrets, technologies, know-how processes and other unregistered rights. We consider our owned and licensed intellectual property rights to be essential to our business.
NET SALES BY CLASS OF PRODUCTS
The following table sets forth information with respect to the percentage of net sales contributed by each class of similar products that account for at least 10% of our consolidated net sales in any year from 2015 through 2017:

	2017	2016	2015
Specialty Foods
Non-frozen	68%	69%	67%
Frozen	32%	31%	33%
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

ENVIRONMENTAL MATTERS
Our operations are subject to various federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations did not have a material effect upon the level of capital expenditures, earnings or our competitive position in 2017 and is not expected to have a material impact in 2018.
EMPLOYEES AND LABOR RELATIONS
As of June 30, 2017 we had 2,800 employees, 19% of which are represented under various collective bargaining contracts. There are no employees represented under collective bargaining contracts that will expire within one year. While we believe that labor relations with all our employees are satisfactory, a prolonged labor dispute or an organizing attempt could have a material adverse effect on our business and results of operations.
FOREIGN OPERATIONS AND EXPORT SALES
Over 95% of our products are sold in the United States. Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations. We do not have any fixed assets located outside of the United States.
RAW MATERIALS
During 2017, we obtained adequate supplies of raw materials and packaging. We rely on a variety of raw materials and packaging for the day-to-day production of our products, including soybean oil, various sweeteners, eggs, dairy-related products, flour, various films and plastic and paper packaging materials.
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
Our principal raw-material needs include soybean oil, various sweeteners, eggs, dairy-related products, flour, various films, plastic and paper packaging materials and water. Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing or distribution capabilities, or to the capabilities of our suppliers or contract manufacturers, due to factors that are hard to predict or beyond our control, such as adverse weather conditions, natural disasters, fire, terrorism, pandemics, strikes or other events. Production of the agricultural commodities used in our business may also be adversely affected by drought, water scarcity, temperature extremes, scarcity of suitable agricultural land, worldwide demand, changes in international trade arrangements, livestock disease (for example, avian influenza), crop disease and/or crop pests.
We purchase a majority of our key raw materials on the open market. Our ability to avoid the adverse effects of a pronounced, sustained price increase in our raw materials is limited. We have observed increased volatility in the costs of many of these raw materials in recent years. Beginning in the fourth quarter of 2015, we experienced a significant increase in our egg-based ingredient costs as a direct result of a highly pathogenic strain of avian influenza that affected the primary egg-producing region in the United States. This increase was very sudden and significant and it adversely affected our results for the fourth quarter of 2015 and first half of 2016. Similarly, fluctuating petroleum prices have, from time to time, impacted our costs of resin-based packaging and our costs of inbound freight on all purchased materials.
We try to limit our exposure to price fluctuations for raw materials by periodically entering into longer-term, fixed-price contracts for certain raw materials, but we cannot ensure success in limiting our exposure. We may experience further increases in the costs of raw materials, and we may try to offset such cost increases with higher prices or other measures. However, we may be unable to successfully implement offsetting measures or do so in a timely manner. Such cost increases, as well as an inability to effectively implement additional measures to offset higher costs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Wal-Mart is our largest customer and an adverse change in the financial condition of its business could have a material adverse effect on our results of operations and cash flows. Additionally, the loss of, or a significant reduction in, its business could cause our sales and profitability to decrease.
Our net sales to Wal-Mart represented 17% of consolidated net sales for the year ended June 30, 2017. Our accounts receivable balance from Wal-Mart as of June 30, 2017 was $18.4 million. While our relationship with Wal-Mart has been long-standing and is believed to be good, we may not be able to maintain this relationship. Wal-Mart is not contractually obligated to purchase from us. In addition, changes in Wal-Mart’s general business model, such as reducing the shelf space devoted to the branded products we market, or devoting more shelf space to competing products, could adversely affect the profitability of our business with Wal-Mart, even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Wal-Mart’s financial condition or other disruptions to Wal-Mart, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations and cash flows.
McLane, a foodservice distributor, is our second largest customer and an adverse change in the financial condition of its business could have a material adverse effect on our results of operations and cash flows. Additionally, the loss of, or a significant reduction in, our business with the underlying foodservice customers could cause our sales and profitability to decrease.
Our net sales to McLane represented 16% of consolidated net sales for the year ended June 30, 2017. Our accounts receivable balance from McLane as of June 30, 2017 was $8.6 million. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain customers, principally in the quick service and casual dining channels. In general, our foodservice national chain customers have direct relationships with us, but many choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these customers, and we invoice McLane for these sales. Thus, unfavorable changes in the financial condition of McLane could have a material adverse effect on our profitability. In addition, the loss of, or significant reduction in our business with the underlying foodservice customers, or other disruptions, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business and results of operations. We believe that our relationship with McLane and the underlying foodservice customers is good, but we cannot ensure that we will be able to maintain these relationships. McLane and the underlying foodservice customers are not typically committed to long-term contractual obligations with us, and they may switch to other suppliers that offer lower prices, differentiated products or customer service that McLane and/or the underlying foodservice customers perceive to be more favorable. In addition, changes in the general business model of McLane, or the underlying foodservice customers, could have a material adverse effect on our business, results of operations and cash flows.
Competitive conditions within our markets could impact our sales volumes and operating profits.
Competition within all of our markets is expected to remain intense. Numerous competitors exist, many of which are larger than us in size. These competitive conditions could lead to significant downward pressure on the prices of our products, which could have a material adverse effect on our sales and profitability.
Competitive considerations in the various product categories in which we sell are numerous and include price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to remain relevant to consumer preferences and trends. In order to protect existing market share or capture increased market share among our retail and foodservice channels, we may decide to increase our spending on marketing and promotional costs, advertising and new product innovation. The success of marketing, advertising and new product innovation is subject to risks, including uncertainties about trade and consumer acceptance. As a result, any such increased expenditures may not maintain or enhance market share and could result in lower profitability.
We may be subject to business disruptions, product recalls or other claims for real or perceived safety issues regarding our food products.
We can be impacted by both real and unfounded claims regarding the safety of our operations, or concerns regarding mislabeled, adulterated, contaminated or spoiled food products. Any of these circumstances could necessitate a voluntary or mandatory recall due to a substantial product hazard, a need to change a product’s labeling or other consumer safety concerns. A pervasive product recall may result in significant loss due to the costs of a recall; related legal claims, including claims arising from bodily injury or illness caused by our products; the destruction of product inventory; or lost sales due to unavailability of product. A highly publicized product recall, whether involving us or any related products made by third parties, also could result in a loss of customers or an unfavorable change in consumer sentiment regarding our products or any category in which we operate. In addition an allegation of noncompliance with federal or state food laws and regulations could force us to cease production, stop selling our products or create significant adverse publicity that could harm our credibility and decrease market acceptance of our products. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows. While we believe our insurance related to these matters is consistent with industry practice, any potential claim under our policies may be subject to certain exceptions; may not be honored fully, in a timely manner, or at all; and we may not have purchased sufficient insurance to cover all material losses.
We may be subject to a loss of sales or increased costs due to adverse publicity or consumer concern regarding the safety, quality or healthfulness of food products, whether with our products, competing products or other related food products.
We are highly dependent upon consumers’ perception of the safety, quality and possible dietary attributes of our products. As a result, substantial negative publicity concerning one or more of our products, or other foods similar to or in the same food group as our products, could lead to unavailability of our products and/or reduced prices and lost sales. Substantial negative publicity, even when false or unfounded, could also hurt the image of our brands, cause consumers to choose other products or avoid categories in which we operate. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Certain negative publicity regarding the food industry or our products can also increase our cost of operations. The food industry has recently been subject to negative publicity concerning the health implications of genetically modified organisms, added sugars, trans fat, salt, artificial growth hormones, ingredients sourced from foreign suppliers and other supply chain concerns. Consumers may increasingly require that our products and processes meet stricter standards than are required by applicable governmental agencies, thereby increasing the cost of manufacturing our products. If we fail to adequately respond to any such consumer concerns, we could suffer lost sales and damage our brand image or our reputation. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We rely on the value of the brands we sell, and the failure to maintain and enhance these brands could adversely affect our business.
We rely on the success of our well-recognized brand names. Maintaining and enhancing our brand image and recognition is essential to our long-term success, and maintaining license agreements under which we market and sell certain brands is important to our business. The failure to do either could have a material adverse effect on our business, financial condition and results of operations. We seek to maintain and enhance our brands through a variety of efforts, including the delivery of quality products, extending our brands into new markets and new products and investing in marketing and advertising. The costs of maintaining and enhancing our brands, including maintaining our rights to brands under license agreements, may increase. These increased costs could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We manufacture and sell numerous products pursuant to brand license agreements including Olive Garden® dressings and Jack Daniel’s® mustards, as well as endorsement agreements including Hungry Girl® flatbreads and Weight Watchers® flatbreads. We believe that our relationships with our brand licensors are good, but we cannot ensure that we will maintain those relationships. Many of our brand license agreements can be terminated or not renewed at the option of the licensor upon short notice to us. The termination of our brand license agreements, the failure to renew our brand license agreements on terms favorable to us, or the impairment of our relationship with our brand licensors could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, we increasingly rely on electronic marketing, such as social media platforms and the use of online marketing strategies, to support and enhance our brands. This marketplace is growing and evolving quickly and allows for the rapid dissemination of information regarding our brands by us and consumers. We may not be able to successfully adapt our marketing efforts to this marketplace, which could have a material adverse impact on our business, financial condition and results of operations. Further, negative opinions or commentary posted online regarding our brands, regardless of their underlying merits or accuracy, could diminish the value of our brands and have a material adverse effect on our business, results of operations, financial condition and cash flows.
We rely on the performance of major retailers, wholesalers, food brokers, distributors, foodservice customers and mass merchants for the success of our business, and should they perform poorly or give higher priority to other brands or products, our business could be adversely affected.
We sell our products principally to retail and foodservice channels, including traditional supermarkets, mass merchants, warehouse clubs, specialty food distributors, foodservice distributors and national restaurant chain accounts. Poor performance by our major wholesalers, retailers or chains, or our foodservice customers, or our inability to collect accounts receivable from our customers, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, many of our retail customers offer competitor branded products and their own store branded products that compete directly with our products for shelf space and consumer purchases. Accordingly, there is a risk that these customers give higher priority or promotional support to their store branded products or to the products of our competitors or discontinue the use of our products in favor of their store branded products or other competing products. Failure to maintain our retail shelf space or priority with these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may require significant capital expenditures to maintain, improve or replace aging facilities, which could adversely affect our cash flows.
Most of our facilities have been in service for many years, which may result in a higher level of maintenance costs and unscheduled repairs. Further, these facilities may need to be improved or replaced to maintain or increase operational efficiency, sustain or expand production capacity, or meet changing regulatory requirements. A significant increase in maintenance costs and capital expenditures could adversely affect our financial condition, results of operations and cash flows. In addition, a failure to operate these facilities optimally could result in declining customer service capabilities, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Increases in energy-related costs could negatively affect our business by increasing our costs to produce goods.
We are subject to volatility in energy-related costs that affect the cost of producing and distributing our products, including our petroleum-derived packaging materials. While energy costs have generally trended lower over the past several years, such costs have begun to trend higher recently. Any sudden and dramatic increases in these types of costs could have a material adverse effect on our results of operations and cash flows.
We limit our exposure to price fluctuations in energy-related costs by periodically entering into longer-term, fixed-price contracts for natural gas and electricity supply to some of our manufacturing facilities, but may not be successful in eliminating our exposure to future price fluctuations.
Manufacturing capacity constraints may have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
A lack of sufficient manufacturing capacity to meet demand could cause our customer service levels to decrease, which may negatively affect customer demand for our products and customer relations generally, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, operating facilities at or near capacity may also increase production and distribution costs and negatively affect relations with our employees or contractors, which could result in disruptions in our operations.
A disruption of production at certain manufacturing facilities could result in an inability to provide adequate levels of customer service.
Because we source certain products from single manufacturing sites and use third party manufacturers for significant portions of our production needs for certain products, it is possible that we could experience a production disruption that results in a reduction or elimination of the availability of some of our products. Should we not be able to obtain alternate production capability in a timely manner, or on favorable terms, a negative impact on our business, results of operations, financial condition and cash flows could result, including the potential for long-term loss of product placement with various customers.
We are also subject to risks of other business disruptions associated with our dependence on production facilities and distribution systems. Natural disasters, terrorist activity or other unforeseen events could interrupt production or distribution and have a material adverse effect on our business, results of operations, financial condition and cash flows, including the potential for long-term loss of product placement with our customers.
The availability and cost of transportation for our products is vital to our success, and the loss of availability or increase in the cost of transportation could have an unfavorable impact on our business, results of operations and cash flows.
Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products, including refrigerated trailers for some of our products, is a key factor to our success. Delays in transportation, including weather-related delays, could have a material adverse effect on our business and results of operations. Further, higher fuel costs and increased line haul costs due to industry capacity constraints, customer delivery requirements and the regulatory environment could also negatively impact our financial results. We are often required to pay fuel surcharges that fluctuate with the price of diesel fuel to third-party transporters of our products, and such surcharges can be substantial. Any sudden or dramatic increases in the price of diesel fuel would serve to increase our fuel surcharges and our cost of goods sold. If we were unable to pass those higher costs to our customers in the form of price increases, those higher costs could have a material adverse effect on our business, results of operations and cash flows.
Our inability to successfully renegotiate collective bargaining contracts and any prolonged work stoppages could have an adverse effect on our business and results of operations.
We believe that our labor relations with employees under collective bargaining contracts are satisfactory, but our inability to negotiate the renewal of these contracts or any prolonged work stoppages could have a material adverse effect on our business and results of operations.
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
Cyber attacks or other breaches of network or other information technology security could have an adverse effect on our business, results of operations, financial condition and cash flows.
Cyber attacks or other breaches of network or information technology security may cause equipment failures or disruptions to our operations. Our inability to operate our networks as a result of such events, even for a limited period of time, may result in significant expenses. Cyber attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. To date, we have not been subject to cyber attacks or other cyber incidents that, individually or in the aggregate, have been material to our operations or financial condition. While we believe we take reasonable steps to protect the security of our information relative to our perceived risks, our preventative actions may be insufficient to defend against a major cyber attack in the future. The costs associated with a major cyber attack could include increased expenditures on cyber security measures, lost revenues from business interruption, litigation, regulatory fines and penalties and damage to our reputation. If we fail to prevent the theft of valuable information such as financial data, sensitive information about the Company and intellectual property, or if we fail to protect the privacy of customer, consumer and employee confidential data against breaches of network or information technology security, it could result in damage to our reputation and brand image, which could adversely impact our employee, customer and investor relations. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and cash flows. While we believe our insurance related to these matters is consistent with industry practice, any potential claim under our policies may be subject to certain exceptions; may not be honored fully, in a timely manner, or at all; and we may not have purchased sufficient insurance to cover all material losses.
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
We cannot be certain that environmental issues relating to presently known matters or identified sites, or to other matters or sites will not require additional, currently unanticipated investigation, assessment or expenditures. If we do incur or discover any material environmental liabilities or potential environmental liabilities in the future, we may face significant remediation costs and find it difficult to sell or lease any affected properties.

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
As a contributor to the multiemployer pension plan associated with our Milpitas, California facility, we are responsible for making periodic contributions to this plan. Our required contributions to this plan could increase; however, any increase would be dependent upon a number of factors, including our ability to renegotiate the collective bargaining contract successfully, current and future regulatory requirements, the performance of the pension plan’s investments, the number of participants who are entitled to receive benefits from the plan, the contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to this plan, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates and other funding deficiencies. We may also be required to pay a withdrawal liability if we exit from this plan. While we cannot determine whether and to what extent our contributions may increase or what our withdrawal liability may be, we do not expect any payments related to this plan to have a material adverse effect on our business, financial condition, results of operations or cash flows.
We may not be able to successfully consummate proposed acquisitions or divestitures, and integrating acquired businesses may present financial, managerial and operational challenges.
We continually evaluate the acquisition of other businesses that would strategically fit within our operations. If we are unable to consummate, successfully integrate and grow these acquisitions and to realize contemplated revenue growth, synergies and cost savings, our financial results could be adversely affected. In addition, we may, from time to time, divest businesses, product lines or other operations that are less of a strategic fit within our portfolio or do not meet our growth or profitability targets. As a result, our profitability may be adversely affected by losses on the sales of divested assets or lost operating income or cash flows from those businesses.
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
Mr. Gerlach, Executive Chairman of our Board of Directors, has a significant ownership interest in our Company.
As of June 30, 2017, Mr. Gerlach owned or controlled 30% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power also may have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We use 1.9 million square feet of space for our operations. Of this space, 0.6 million square feet are leased.
The following table summarizes our locations (including aggregation of multiple facilities) that are considered the principal manufacturing and warehousing operations of our Specialty Foods segment:

Location	Principal Products Involved	Terms of Occupancy
Altoona, IA (1)	Frozen pasta	Owned/Leased
Bedford Heights, OH	Frozen breads	Owned
Columbus, OH (2)	Sauces, dressings, dips, distribution of frozen foods	Owned/Leased
Cudahy, WI	Sprouted grain bakery products	Owned
Grove City, OH	Distribution of non-frozen foods	Owned
Horse Cave, KY	Sauces, dressings, dips, frozen rolls	Owned
Luverne, AL	Frozen rolls	Owned
Milpitas, CA (3)	Sauces and dressings	Owned/Leased
Saline, MI (4)	Flatbread wraps and pizza crusts	Owned/Leased
Wareham, MA (5)	Croutons	Leased

(1)	Part leased for term expiring in fiscal 2020

(2)	Part leased for term expiring in fiscal 2022

(3)	Part leased for term expiring in fiscal 2021

(4)	Part leased for term expiring in fiscal 2018

(5)	Fully leased for term expiring in fiscal 2019

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on The NASDAQ Global Select Market under the symbol LANC. The following table sets forth the high and low prices for Lancaster Colony Corporation common stock and the dividends paid for each quarter of 2017 and 2016. Stock prices were provided by The NASDAQ Stock Market LLC.

	Stock Prices		Dividends Paid Per Share
	High	Low
2017
First Quarter	$137.71	$117.50	$0.50
Second Quarter	$143.67	$125.71	0.55
Third Quarter	$149.30	$125.82	0.55
Fourth Quarter	$131.79	$119.38	0.55
Year			$2.15

2016
First Quarter	$101.63	$89.62	$0.46
Second Quarter (includes special dividend of $5.00 per share)	$118.74	$95.47	5.50
Third Quarter	$119.80	$95.78	0.50
Fourth Quarter	$128.07	$107.29	0.50
Year			$6.96
The number of shareholders of record as of August 3, 2017 was approximately 760. This is not the actual number of beneficial owners of our common stock, as shares are held in “street name” by brokers and others on behalf of individual owners. The highest and lowest prices for our common stock from July 1, 2017 to August 3, 2017 were $127.90 and $120.78.
We have increased our regular cash dividends for 54 consecutive years. Future dividends will depend on our earnings, financial condition and other factors.
Issuer Purchases of Equity Securities
In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which 1,411,680 shares remained authorized for future repurchases at June 30, 2017. This share repurchase authorization does not have a stated expiration date. In the fourth quarter, we did not repurchase any of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1-30, 2017	—	$—	—	1,411,680
May 1-31, 2017	—	$—	—	1,411,680
June 1-30, 2017	—	$—	—	1,411,680
Total	—	$—	—	1,411,680

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
OF LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX
AND THE DOW JONES U.S. FOOD PRODUCERS INDEX

The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2012 in each of our Common Stock, the S&P Midcap 400 Index and the Dow Jones U.S. Food Producers Index. The total return calculation assumes that all dividends are reinvested, including any special dividends.

Cumulative Total Return (Dollars)
	6/12	6/13	6/14	6/15	6/16	6/17
Lancaster Colony Corporation	100.00	119.53	148.80	144.95	216.45	211.40
S&P Midcap 400	100.00	125.18	156.78	166.81	169.03	200.41
Dow Jones U.S. Food Producers	100.00	128.47	154.51	172.44	204.96	196.69
There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the above graph.

Item 6. Selected Financial Data
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY

	Years Ended June 30,
(Thousands Except Per Share Figures)	2017	2016	2015	2014	2013
Operations
Net Sales (1)	$1,201,842	$1,191,109	$1,104,514	$1,041,075	$1,013,803
Gross Profit (1)	$318,764	$299,629	$257,692	$248,568	$244,707
Percent of Net Sales	26.5%	25.2%	23.3%	23.9%	24.1%
Multiemployer Pension Settlement and Related Costs	$17,635	$—	$—	$—	$—
Income From Continuing Operations Before Income Taxes (1)	$175,516	$184,633	$154,552	$153,279	$153,818
Percent of Net Sales	14.6%	15.5%	14.0%	14.7%	15.2%
Taxes Based on Income (1)	$60,202	$62,869	$52,866	$52,293	$49,958
Income From Continuing Operations (1)	$115,314	$121,764	$101,686	$100,986	$103,860
Percent of Net Sales	9.6%	10.2%	9.2%	9.7%	10.2%
Continuing Operations Diluted Net Income Per Common Share (1)	$4.20	$4.44	$3.72	$3.69	$3.79
Cash Dividends Per Common Share - Regular	$2.15	$1.96	$1.82	$1.72	$1.52
Cash Dividends Per Common Share - Special	$—	$5.00	$—	$—	$5.00

Financial Position
Total Assets (2)	$716,405	$634,732	$702,156	$627,301	$606,260
Property, Plant and Equipment-Net (1)	$180,671	$169,595	$172,311	$168,674	$168,074
Property Additions (1) (3)	$27,005	$16,671	$18,298	$15,645	$23,460
Depreciation and Amortization (1)	$24,906	$24,147	$21,111	$18,993	$17,617
Long-Term Debt	$—	$—	$—	$—	$—
Shareholders’ Equity	$575,977	$513,598	$580,918	$528,597	$501,222
Per Common Share	$20.98	$18.73	$21.23	$19.33	$18.34
Weighted Average Common Shares Outstanding-Diluted	27,440	27,373	27,327	27,308	27,285

(1)	Amounts for 2013-2014 exclude the impact of the discontinued Glassware & Candles segment operations.

(2)
Certain prior-year balances were reclassified in 2016 to reflect the impact of the adoption of new accounting guidance about the presentation of deferred tax assets and liabilities. With the adoption, our net deferred tax liability for all periods presented has been classified as noncurrent.

(3)	Amounts for 2017 and 2015 exclude property obtained in acquisitions ($5.1 million in the 2017 acquisition of Angelic Bakehouse and $6.9 million in the 2015 acquisition of Flatout).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2017 refers to fiscal 2017, which is the period from July 1, 2016 to June 30, 2017.
The following discussion should be read in conjunction with the “Selected Financial Data” in Item 6 and our consolidated financial statements and the notes thereto in Item 8 of this Annual Report on Form 10-K. The forward-looking statements in this section and other parts of this report involve risks, uncertainties and other factors, including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption “Forward-Looking Statements” and those set forth in Item 1A of this Annual Report on Form 10-K.
OVERVIEW
Business Overview
Lancaster Colony Corporation is a manufacturer and marketer of specialty food products for the retail and foodservice channels.
Consistent with our current acquisition strategy, in November 2016 we acquired substantially all of the assets of Angelic Bakehouse, Inc. (“Angelic”), a manufacturer and marketer of premium sprouted grain bakery products based near Milwaukee, Wisconsin. In March 2015 we acquired all of the issued and outstanding capital stock of Flatout Holdings, Inc. (“Flatout”), a privately owned manufacturer and marketer of flatbread wraps and pizza crusts based in Saline, Michigan. These transactions are discussed in further detail in Note 2 to the consolidated financial statements.
Part of our future growth may result from acquisitions. We continue to review potential acquisitions that we believe will complement our existing product lines, enhance our profitability and/or offer good expansion opportunities in a manner that fits our overall strategic goals.
Currently our operations are organized into one reportable segment: “Specialty Foods.” Our sales are predominately domestic.
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
Our foodservice sales primarily consist of products sold to restaurant chains, either directly or through distributors. Over the long-term, we have experienced broad-based growth in our foodservice sales as we build on our strong reputation for product development and quality.
We have made substantial capital investments to support our existing food operations and future growth opportunities. For example, in 2015 we completed a significant processing capacity expansion at our Horse Cave, Kentucky dressing facility to help meet demand for our dressing products, and in 2018 we will be expanding processing and warehousing capacity at Angelic to help meet anticipated growth of our sprouted grain bakery products. Based on our current plans and expectations, we believe our capital expenditures for 2018 could total approximately $30 million. We anticipate we will be able to fund all of our capital needs in 2018 with cash generated from operations.

Summary of 2017 Results
Consolidated net sales reached a record $1,202 million during 2017, increasing by 1% as compared to prior-year net sales of $1,191 million, driven by higher retail net sales as partially offset by lower foodservice net sales. Foodservice net sales were unfavorably impacted by deflationary pricing and our targeted business rationalization efforts. Angelic was not material to our 2017 results.
Gross profit increased 6% to $318.8 million from the prior-year total of $299.6 million. The increase resulted from overall lower raw-material costs, primarily for eggs in the first half of the fiscal year, and a more favorable sales mix, partially offset by higher retail trade spending and deflationary foodservice pricing.
In 2017, net income totaled $115.3 million, or $4.20 per diluted share, including the multiemployer pension after-tax charge of $11.5 million, or $0.42 per diluted share. Net income totaled $121.8 million, or $4.44 per diluted share, in 2016 compared to $101.7 million, or $3.72 per diluted share, in 2015.
Looking Forward
For 2018, we expect volume-driven growth in our retail sales channel with support from upcoming new product introductions along with a full year of sales contribution from Angelic. In the foodservice channel, despite an increasingly competitive business environment, we anticipate sales growth from our existing customer base in addition to the potential benefit from new business relationships, with modest impact from pricing.
We will also continue to consider acquisition opportunities that are consistent with our growth strategy and represent good value or otherwise provide significant strategic benefits.
Among the many factors that may impact our ability to improve sales and operating margins in the coming year are the success of our continued investment in innovation and new products, growth from existing product lines, the level of incremental sales from Angelic and the extent of efficiency gains and cost savings resulting from our lean six sigma program and other recent supply chain initiatives.
Based on current market conditions, we foresee modestly unfavorable material cost comparisons in the coming year, particularly in the first half of 2018, due mainly to the impact of higher soybean oil, garlic and dairy costs. Future changes in ingredient costs, as well as other material costs, will be influenced by the size of agricultural harvests in both the U.S. and other parts of the world and related global demand, economic conditions and the regulatory environment.
Overall, we continue to limit some of our exposure to volatile swings in food commodity costs through a structured forward purchasing program for certain key materials such as soybean oil and flour. For a more-detailed discussion of the effect of commodity costs, see the “Impact of Inflation” section of this MD&A below. Changes in other notable recurring costs, such as marketing, transportation, production costs and introductory costs for new products, may also impact our overall results.
We will adopt new accounting guidance for stock-based compensation on July 1, 2017. The adoption may result in increased volatility to our income tax expense and resulting net income in future periods dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards.
We will continue to periodically reassess our allocation of capital to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders.
On July 1, 2017 David A. Ciesinski, our President and Chief Operating Officer, succeeded John B. Gerlach, Jr. as Chief Executive Officer. As President and Chief Executive Officer, Mr. Ciesinski became our principal executive officer and chief operating decision maker. Due to this organizational change, we will evaluate our current reportable segments to ensure they are aligned with the management of our business going forward.
RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Profit

	Year Ended June 30,			Change
(Dollars in thousands)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Net Sales	$1,201,842	$1,191,109	$1,104,514	$10,733	1%	$86,595	8%
Gross Profit	$318,764	$299,629	$257,692	$19,135	6%	$41,937	16%
Gross Margin	26.5%	25.2%	23.3%
In November 2016 we acquired Angelic and its results of operations have been included in our consolidated financial statements from the date of acquisition. Such results were not material. In March 2015 we acquired Flatout and its results of operations were included in our consolidated financial statements from the date of acquisition.

2017 to 2016
Consolidated net sales for the year ended June 30, 2017 increased 1% to a new record of $1,202 million from the prior-year record total of $1,191 million. This growth was driven by higher retail net sales as partially offset by lower foodservice net sales. Excluding Angelic, our overall sales volume, as measured by pounds shipped, improved by 1%. Pricing had a net deflationary impact of nearly 1% of net sales for 2017.
Retail net sales increased 4% with Angelic Bakehouse® sprouted grain bakery products, Olive Garden® dressings, New York BRAND® Bakery frozen garlic bread products and Sister Schubert’s® frozen dinner rolls among the most notable contributing product lines. Higher trade promotion costs served to limit retail sales growth. Foodservice net sales declined 2% as influenced by our targeted customer rationalization efforts that began in the third quarter of 2016 and deflationary pricing, primarily from lower egg costs. As a percentage of total net sales, retail net sales increased slightly to 53% from 52% in 2016.
Our gross margin increased to 26.5% in 2017 compared with 25.2% in 2016 due to the influence of overall lower raw-material costs, primarily for eggs, but also for flour, honey and certain packaging materials. Margins also benefited from a more favorable sales mix, partially offset by higher retail trade spending and deflationary pricing in the foodservice channel. Excluding pricing actions, total raw-material costs were estimated to have positively affected our gross margins by 2% of net sales.
2016 to 2015
Consolidated net sales for the year ended June 30, 2016 increased 8% to a then record of $1,191 million from the prior-year record total of $1,105 million. This growth was driven by the contribution from Flatout, increased retail and foodservice volumes and pricing actions. Our overall sales volume, as measured by pounds shipped, improved by 5%. Pricing actions were taken in response to significantly higher egg costs incurred in our first half. In general, the net impact of higher pricing represented more than 1% of net sales for 2016.
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
Selling, General and Administrative Expenses

	Year Ended June 30,			Change
(Dollars in thousands)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
SG&A Expenses	$126,381	$115,059	$102,831	$11,322	10%	$12,228	12%
SG&A Expenses as a Percentage of Net Sales	10.5%	9.7%	9.3%
The 2017 increase in selling, general and administrative (“SG&A”) expenses reflected recent investments in key leadership personnel and strategic business initiatives during the second half to support future growth. Transaction costs, incremental amortization expense and other recurring non-cash charges attributed to the Angelic business acquired in November 2016 also impacted SG&A expenses in 2017. The 2016 increase in SG&A expenses reflected the influence of overall higher sales volumes, higher levels of consumer spending on our key retail product lines, as well as the new consumer and trade activities related to Flatout and amortization expense attributable to the Flatout intangible assets.
Multiemployer Pension Settlement and Related Costs
In January 2017 the employees at our Bedford Heights, Ohio plant voted to ratify a new collective bargaining agreement. Among other terms, the new agreement provided for our complete withdrawal from the underfunded multiemployer Cleveland Bakers and Teamsters Pension Fund. In lieu of contributions to the pension fund, we will make non-elective contributions for the union employees at the Bedford Heights, Ohio plant into a union-sponsored 401(k) plan. We agreed to initially fund the new 401(k) plan for current union employees and pay a withdrawal liability as settlement of our portion of underfunded pension benefits of the multiemployer plan. We recorded a one-time charge of $17.6 million in 2017 for the multiemployer pension settlement and other benefit-related costs. This event was detailed in our Form 8-K filing, which was issued on January 24, 2017.

Operating Income

	Year Ended June 30,			Change
(Dollars in thousands)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Operating Income
Specialty Foods	$187,051	$196,592	$167,095	$(9,541)	(5)%	$29,497	18%
Corporate Expenses	(12,303)	(12,022)	(12,234)	(281)	2%	212	(2)%
Total	$174,748	$184,570	$154,861	$(9,822)	(5)%	$29,709	19%
Operating Income as a Percentage of Net Sales
Specialty Foods	15.6%	16.5%	15.1%
Total	14.5%	15.5%	14.0%
Due to the factors discussed above, the Specialty Foods segment’s operating income for 2017 totaled $187.1 million, a 5% decrease from 2016 operating income of $196.6 million. The 2016 total was 18% higher than 2015 operating income of $167.1 million.
The level of the 2017 corporate expenses presented above was consistent with our expectations and was similar to those of 2016 and 2015.
Income Before Income Taxes
As impacted by the factors discussed above, most notably the one-time charge of $17.6 million for the multiemployer pension settlement and related costs, income before income taxes for 2017 of $175.5 million decreased 5% from the 2016 total of $184.6 million. The 2015 income before income taxes was $154.6 million.
Taxes Based on Income
Our effective tax rate was 34.3%, 34.1% and 34.2% in 2017, 2016 and 2015, respectively. Given the nature of our operations (predominately U.S. based for both sales and manufacturing), our effective tax rates typically stay within a fairly narrow range. See Note 9 to the consolidated financial statements for a reconciliation of the statutory rate to the effective rate for each year.
Net Income
As influenced by the factors discussed above, net income for 2017 of $115.3 million decreased from the 2016 net income of $121.8 million, which had increased from 2015 net income of $101.7 million. Diluted weighted average common shares outstanding for each of the years ended June 30, 2017, 2016 and 2015 have remained relatively stable. As a result, and due to the change in net income for each year, diluted net income per share totaled $4.20 in 2017, a decrease from the 2016 total of $4.44 per diluted share. The 2015 net income per share totaled $3.72 per diluted share.
FINANCIAL CONDITION
Liquidity and Capital Resources
We maintain sufficient flexibility in our capital structure to ensure our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and opportunistic share repurchases. Our balance sheet maintained fundamental financial strength during 2017 as we ended the year with $143 million in cash and equivalents, along with shareholders’ equity of $576 million and no debt.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at June 30, 2017. At June 30, 2017, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2017, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At June 30, 2017, we were not aware of any event that would constitute a default under this facility.

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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our cash requirements through 2018. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.
Cash Flows

	Year Ended June 30,			Change
(Dollars in thousands)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Provided By Operating Activities	$144,355	$142,585	$132,772	$1,770	1%	$9,813	7%
Used In Investing Activities	$(60,608)	$(17,423)	$(112,325)	$(43,185)	N/M	$94,902	84%
Used In Financing Activities	$(58,723)	$(189,284)	$(49,784)	$130,561	69%	$(139,500)	N/M
Cash provided by operating activities remains the primary source of financing for our internal growth.
Cash provided by operating activities in 2017 totaled $144.4 million, an increase of 1% as compared with the 2016 total of $142.6 million, which increased 7% from the 2015 total of $132.8 million. The 2017 increase reflected lower working capital requirements, primarily in accounts payable and accrued liabilities, an increase in deferred tax liabilities related to property and increases in noncash charges for depreciation and amortization and the noncash change in acquisition-related contingent consideration. These changes were largely offset by lower net income in 2017, which included the one-time multiemployer pension charge. The increase in amortization and the change in acquisition-related contingent consideration were the result of the November 2016 acquisition of Angelic. The 2016 increase was due to an increase in net income and depreciation and amortization as partially offset by higher working capital requirements. In general, the increased levels of working capital requirements in 2016 reflected higher sales volumes and the impact of our Flatout acquisition. Additionally, the changes in other current assets and accounts payable and accrued liabilities from 2015 to 2016 reflected the timing of estimated tax payments and the favorable tax impact of the loss on sale of discontinued operations in prior years. The 2016 increase in depreciation and amortization reflected the amortization of intangibles relating to the Flatout acquisition and the related depreciation on its acquired fixed assets, as well as additional depreciation on recent capital expenditures.
Cash used in investing activities totaled $60.6 million in 2017 as compared to $17.4 million in 2016 and $112.3 million in 2015. The 2017 increase in cash used in investing activities primarily reflected the $35.2 million paid for the acquisition of Angelic in November 2016, as well as a higher level of capital expenditures in 2017, with the largest amounts spent on packaging equipment to accommodate growth and build-out costs related to our corporate office relocation. The 2016 decrease in cash used in investing activities reflected the $92.2 million paid for the acquisition of Flatout in March 2015, as well as a planned lower level of capital expenditures in 2016. Our 2015 capital expenditures included a processing capacity expansion project at our Horse Cave, Kentucky dressing facility which was essentially complete at December 31, 2014. Capital expenditures totaled $27.0 million in 2017, compared to $16.7 million in 2016 and $18.3 million in 2015. Based on our current plans and expectations, we believe our capital expenditures for 2018 could total approximately $30 million.
Financing activities used net cash totaling $58.7 million, $189.3 million and $49.8 million in 2017, 2016 and 2015, respectively. In general, cash used in financing activities reflects the payment of dividends. The regular dividend payout rate for 2017 was $2.15 per share, as compared to $1.96 per share in 2016 and $1.82 per share in 2015. This past fiscal year marked the 54th consecutive year in which our dividend rate was increased. A $5.00 per share special dividend was paid in December 2015, which totaled $136.7 million. Cash utilized for share repurchases totaled $0.9 million, $0.2 million and $0.6 million in 2017, 2016 and 2015, respectively. These share repurchases were for shares repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees. Our Board of Directors approved a share repurchase authorization of 2,000,000 shares in November 2010. At June 30, 2017, 1,411,680 shares from this authorization remained authorized for future purchase.
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
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of June 30, 2017 and future minimum lease payments for the use of property and equipment under operating lease agreements.
The following table summarizes our contractual obligations as of June 30, 2017 (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$27,209	$6,446	$10,744	$5,402	$4,617
Purchase Obligations (2)	181,109	160,444	19,130	1,185	350
Other Noncurrent Liabilities (as reflected on Consolidated Balance Sheet) (3)	15,515	—	487	15,028	—
Total	$223,833	$166,890	$30,361	$21,615	$4,967

(1)	Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 5 to the consolidated financial statements for further information.

(2)	Purchase obligations represent purchase orders and longer-term purchase arrangements related to the procurement of raw materials, supplies, services, and property, plant and equipment.

(3)
This amount does not include $23.1 million of other noncurrent liabilities recorded on the balance sheet, which largely consist of the underfunded defined benefit pension liability, other post employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation. These items are excluded, as it is not certain when these liabilities will become due. See Notes 9, 12 and 13 to the consolidated financial statements for further information.

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
For 2015, the net impact of inflation was not significant. As we transitioned from 2015 to 2016, we saw a significant increase in the price of egg-based ingredients due to a major outbreak of avian influenza in the United States. Due to timing and the degree of the increase in egg costs, we lagged obtaining cost recovery during the first half of 2016, but we had largely recovered such costs as we exited our third fiscal quarter. During the first half of 2017, we experienced a deflationary pricing environment within our foodservice channel as the cost of eggs had retreated to historical prices, and we adjusted pricing charged to our foodservice customers to reflect the lower input cost of eggs and other key ingredients. Consequently, while the deflationary pricing was more than offset by lower egg costs during the first half of 2017, the deflationary pricing negatively impacted net sales growth from our foodservice channel during the period. During the second half of 2017, the net impact of inflation was not significant, but some residual deflationary pricing did impact foodservice net sales and gross profit in the period. Entering 2018, under current market conditions, we foresee unfavorable material cost comparisons in the coming year, particularly in the first half of the year. We expect modest impact from pricing in 2018.
Although typically less notable, we are also exposed to the impacts of general inflation beyond material costs, especially in the areas of annual wage adjustments and benefit costs. Over time, we attempt to minimize the exposure to such cost increases through greater manufacturing and distribution efficiencies, the improvement of work processes and strategic investments in plant equipment.

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
Items which could impact these forward-looking statements include, but are not limited to, those risk factors identified in Item 1A and:

•	price and product competition;

•	the impact of customer store brands on our branded retail volumes;

•	the effect of consolidation of customers within key market channels;

•	fluctuations in the cost and availability of ingredients and packaging;

•	the reaction of customers or consumers to the effect of price increases we may implement;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	the ability to successfully grow recently acquired businesses;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	dependence on key personnel and changes in key personnel;

•	the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;

•	the potential for loss of larger programs or key customer relationships;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	dependence on contract manufacturers;

•	efficiencies in plant operations;

•	stability of labor relations;

•	the outcome of any litigation or arbitration;

•	the impact, if any, of certain contingent liabilities associated with our withdrawal from a multiemployer pension plan;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	changes in estimates in critical accounting judgments; and

•	certain other risk factors, including those discussed in other filings we have submitted to the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to market risks primarily from changes in raw material prices. In recent years, due to the absence of any borrowings, we have not had exposure to changes in interest rates. We also have not had exposure to market risk associated with derivative financial instruments or derivative commodity instruments as we do not utilize any such instruments.
RAW MATERIAL PRICE RISK
We purchase a variety of commodities and other raw materials, such as soybean oil, flour, eggs and dairy-based materials, which we use to manufacture our products. The market prices for these commodities are subject to fluctuation based upon a number of economic factors and may become volatile at times. A recent example of such volatility occurred as we transitioned from 2015 to 2016 and the price of egg-based ingredients increased suddenly and dramatically due to a major outbreak of avian influenza in the United States which sharply curtailed supply. While we do not use any derivative commodity instruments to hedge against commodity price risk, we do actively manage a portion of the risk through a structured forward purchasing program for certain key materials such as soybean oil and flour. This program, coupled with short-term fixed price arrangements on other significant raw materials, gives us more predictable input costs, which may help stabilize our short-term margins during periods of volatility in commodity markets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Lancaster Colony Corporation
Westerville, Ohio
We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 24, 2017

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(Amounts in thousands, except share data)	2017	2016
ASSETS
Current Assets:
Cash and equivalents	$143,104	$118,080
Receivables	69,922	66,006
Inventories:
Raw materials	28,447	26,153
Finished goods	47,929	49,944
Total inventories	76,376	76,097
Other current assets	11,744	7,644
Total current assets	301,146	267,827
Property, Plant and Equipment:
Land, buildings and improvements	124,673	116,858
Machinery and equipment	272,582	263,336
Total cost	397,255	380,194
Less accumulated depreciation	216,584	210,599
Property, plant and equipment-net	180,671	169,595
Other Assets:
Goodwill	168,030	143,788
Other intangible assets-net	60,162	44,866
Other noncurrent assets	6,396	8,656
Total	$716,405	$634,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,353	$39,931
Accrued liabilities	35,270	33,072
Total current liabilities	76,623	73,003
Other Noncurrent Liabilities	38,598	26,698
Deferred Income Taxes	25,207	21,433
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-2017-27,448,424 shares; 2016-27,423,550 shares	115,174	110,677
Retained earnings	1,206,671	1,150,337
Accumulated other comprehensive loss	(8,936)	(11,350)
Common stock in treasury, at cost	(736,932)	(736,066)
Total shareholders’ equity	575,977	513,598
Total	$716,405	$634,732
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
(Amounts in thousands, except per share data)	2017	2016	2015
Net Sales	$1,201,842	$1,191,109	$1,104,514
Cost of Sales	883,078	891,480	846,822
Gross Profit	318,764	299,629	257,692
Selling, General and Administrative Expenses	126,381	115,059	102,831
Multiemployer Pension Settlement and Related Costs	17,635	—	—
Operating Income	174,748	184,570	154,861
Other, Net	768	63	(309)
Income Before Income Taxes	175,516	184,633	154,552
Taxes Based on Income	60,202	62,869	52,866
Net Income	$115,314	$121,764	$101,686
Net Income Per Common Share:
Basic	$4.21	$4.45	$3.72
Diluted	$4.20	$4.44	$3.72
Weighted Average Common Shares Outstanding:
Basic	27,376	27,336	27,300
Diluted	27,440	27,373	27,327
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
(Amounts in thousands)	2017	2016	2015
Net Income	$115,314	$121,764	$101,686
Other Comprehensive Income (Loss):
Defined Benefit Pension and Postretirement Benefit Plans:
Net gain (loss) arising during the period, before tax	3,334	(4,200)	(3,563)
Prior service credit arising during the period, before tax	—	1,770	—
Amortization of loss, before tax	677	505	401
Amortization of prior service credit, before tax	(182)	(126)	(5)
Total Other Comprehensive Income (Loss), Before Tax	3,829	(2,051)	(3,167)
Tax Attributes of Items in Other Comprehensive Income (Loss):
Net gain (loss) arising during the period, tax	(1,231)	1,551	1,318
Prior service credit arising during the period, tax	—	(654)	—
Amortization of loss, tax	(250)	(186)	(149)
Amortization of prior service credit, tax	66	47	2
Total Tax (Expense) Benefit	(1,415)	758	1,171
Other Comprehensive Income (Loss), Net of Tax	2,414	(1,293)	(1,996)
Comprehensive Income	$117,728	$120,471	$99,690
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
(Amounts in thousands)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$115,314	$121,764	$101,686
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	24,906	24,147	21,111
Change in acquisition-related contingent consideration	1,156	—	—
Deferred income taxes and other changes	2,347	(525)	306
Stock-based compensation expense	4,248	3,326	3,040
Excess tax benefit from stock-based compensation	(1,123)	(1,417)	(563)
Gain on sale of property	(629)	—	—
Pension plan activity	(244)	(296)	(591)
Changes in operating assets and liabilities:
Receivables	(2,598)	(3,547)	(1,900)
Inventories	150	1,802	366
Other current assets	(2,958)	1,445	5,229
Accounts payable and accrued liabilities	3,786	(4,114)	4,088
Net cash provided by operating activities	144,355	142,585	132,772
Cash Flows From Investing Activities:
Cash paid for acquisitions, net of cash acquired	(35,169)	(12)	(92,217)
Payments for property additions	(27,005)	(16,671)	(18,298)
Proceeds from sale of property	1,475	—	—
Other-net	91	(740)	(1,810)
Net cash used in investing activities	(60,608)	(17,423)	(112,325)
Cash Flows From Financing Activities:
Purchase of treasury stock	(866)	(155)	(569)
Payment of dividends (including special dividend payment, 2017-$0; 2016-$136,677; 2015-$0)	(58,980)	(190,546)	(49,778)
Excess tax benefit from stock-based compensation	1,123	1,417	563
Net cash used in financing activities	(58,723)	(189,284)	(49,784)
Net change in cash and equivalents	25,024	(64,122)	(29,337)
Cash and equivalents at beginning of year	118,080	182,202	211,539
Cash and equivalents at end of year	$143,104	$118,080	$182,202
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2014	27,339	$104,789	$1,167,211	$(8,061)	$(735,342)	$528,597
Net income			101,686			101,686
Net pension and postretirement benefit losses, net of ($1,171) tax effect				(1,996)		(1,996)
Cash dividends - common stock ($1.82 per share)			(49,778)			(49,778)
Purchase of treasury stock	(6)				(569)	(569)
Stock-based plans, including excess tax benefits	28	(62)				(62)
Stock-based compensation expense		3,040				3,040
Balance, June 30, 2015	27,361	107,767	1,219,119	(10,057)	(735,911)	580,918
Net income			121,764			121,764
Net pension and postretirement benefit losses, net of ($758) tax effect				(1,293)		(1,293)
Cash dividends - common stock ($6.96 per share)			(190,546)			(190,546)
Purchase of treasury stock	(2)				(155)	(155)
Stock-based plans, including excess tax benefits	65	(416)				(416)
Stock-based compensation expense		3,326				3,326
Balance, June 30, 2016	27,424	110,677	1,150,337	(11,350)	(736,066)	513,598
Net income			115,314			115,314
Net pension and postretirement benefit gains, net of $1,415 tax effect				2,414		2,414
Cash dividends - common stock ($2.15 per share)			(58,980)			(58,980)
Purchase of treasury stock	(6)				(866)	(866)
Stock-based plans, including excess tax benefits	30	249				249
Stock-based compensation expense		4,248				4,248
Balance, June 30, 2017	27,448	$115,174	$1,206,671	$(8,936)	$(736,932)	$575,977
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
Receivables and Related Allowances
We evaluate the adequacy of our allowances for customer deductions considering several factors including historical experience, specific trade programs and existing customer relationships. We also provide an allowance for doubtful accounts based on the aging of accounts receivable balances, historical write-off experience and on-going reviews of our trade receivables. Measurement of potential losses requires credit review of existing customer relationships, consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the economic health of customers. Our allowance for doubtful accounts was immaterial for all periods presented.
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
 Inventories
Inventories are valued at the lower of cost or net realizable value and are costed by various methods that approximate actual cost on a first-in, first-out basis. Due to the nature of our business, work in process inventory is not a material component of inventory. When necessary, we provide allowances to adjust the carrying value of our inventory to the lower of cost or net realizable value, including any costs to sell or dispose. The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates about the future demand for our products. The estimates as to future demand used in the valuation of inventory are subject to the ongoing success of our products and may differ from actual due to factors such as changes in customer and consumer demand.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, except for those acquired as part of a business combination, which are recorded at fair value at the time of purchase. We use the straight-line method of computing depreciation for financial reporting purposes based on the estimated useful lives of the corresponding assets. Estimated useful lives for buildings and improvements range generally from 10 to 40 years while machinery and equipment range generally from 3 to 15 years. For tax purposes, we generally compute depreciation using accelerated methods.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Purchases of property, plant and equipment included in Accounts Payable and excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows at June 30 were as follows:

	2017	2016	2015
Construction in progress in Accounts Payable	$622	$1,000	$189
The following table sets forth depreciation expense in each of the years ended June 30:

	2017	2016	2015
Depreciation expense	$20,430	$20,114	$18,867
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
Shareholders’ Equity
We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock without par value and 1,150,000 shares of Class C Nonvoting Preferred Stock without par value. Our Board of Directors approved a share repurchase authorization of 2,000,000 shares in November 2010. At June 30, 2017, 1,411,680 shares remained authorized for future purchase.
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

	2017	2016	2015
Advertising expense as a percentage of net sales	3%	3%	2%

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
Our annual tax rate is determined based on our income, statutory tax rates and the permanent tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets will be realized and thus we have not recorded any valuation allowance for the years ended June 30, 2017 or 2016.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	2017	2016	2015
Net income	$115,314	$121,764	$101,686
Net income available to participating securities	(196)	(242)	(143)
Net income available to common shareholders	$115,118	$121,522	$101,543

Weighted average common shares outstanding - basic	27,376	27,336	27,300
Incremental share effect from:
Nonparticipating restricted stock	3	3	3
Stock-settled stock appreciation rights	61	34	24
Weighted average common shares outstanding - diluted	27,440	27,373	27,327

Net income per common share - basic	$4.21	$4.45	$3.72
Net income per common share - diluted	$4.20	$4.44	$3.72
Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets – net income and other comprehensive income (loss). Included in other comprehensive income (loss) are pension and postretirement benefits adjustments.
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	2017	2016
Accumulated other comprehensive loss at beginning of year	$(11,350)	$(10,057)
Defined Benefit Pension Plan Items:
Net gain (loss) arising during the period	3,339	(4,409)
Amortization of unrecognized net loss (1)	715	539
Postretirement Benefit Plan Items:
Net (loss) gain arising during the period (2)	(5)	209
Prior service credit arising during the period (2)	—	1,770
Amortization of unrecognized net gain	(38)	(34)
Amortization of prior service credit	(182)	(126)
Total other comprehensive income (loss), before tax	3,829	(2,051)
Total tax (expense) benefit	(1,415)	758
Other comprehensive income (loss), net of tax	2,414	(1,293)
Accumulated other comprehensive loss at end of year	$(8,936)	$(11,350)

(1)	Included in the computation of net periodic benefit income/cost. See Note 12 for additional information.

(2)	Amounts for 2016 include a negative plan amendment and subsequent remeasurement. Additional disclosures for postretirement benefits are not included as they are not considered material.
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to simplify the accounting for stock-based compensation. The amendments include changes to the accounting for share-based payment transactions, including: the inclusion of the tax consequences related to stock-based compensation within the computation of income tax expense versus equity; the classification of awards as either equity or liabilities; and the classification of share-based activity on the statement of cash flows. We will adopt the new guidance on July 1, 2017 and will elect to continue to estimate forfeitures. The adoption may result in increased volatility to our income tax expense and resulting net income in future periods dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. The transition method that will be applied on adoption varies for each of the amendments.

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
In May 2014, the FASB issued new accounting guidance for the recognition of revenue and issued subsequent clarifications of this new guidance in 2016 and 2017. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This model is based on a control approach rather than the current risks and rewards model. The new guidance would also require expanded disclosures. Since we do not plan to early adopt this standard, the guidance will be effective for us in fiscal 2019 including interim periods and will require either retrospective application to each prior period presented or modified retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the method of adoption but believe that we will apply the modified retrospective approach. We are currently assessing the impact that this standard will have on our accounting policies, processes, system requirements, internal controls and disclosures using internal resources and the assistance of a third party. We have established a project plan, completed an initial review of selected customer contracts and are evaluating the impact of the new standard on certain common practices currently employed by us and by other manufacturers of consumer products. We have not yet determined the impact that this standard will have on our financial position and results of operations.
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
Recently Adopted Accounting Standards
In July 2015, the FASB issued new accounting guidance which requires entities to measure most inventory “at the lower of cost or net realizable value,” thereby simplifying current guidance. Under current guidance an entity must measure inventory at the lower of cost or market, where market is defined as one of three different measures, one of which is net realizable value. We adopted this guidance effective July 1, 2016 on a prospective basis, and it did not have a material impact on our consolidated financial statements.
In August 2016, the FASB issued new accounting guidance to reduce diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. Current guidance is either unclear or does not include specific requirements for the classification of these transactions. The majority of the new provisions are not currently applicable to us, and those that are applicable are consistent with our current practice. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 using a retrospective transition method for all periods presented. Early adoption is permitted provided that all amendments are adopted in the same period. We adopted this guidance effective July 1, 2016, and it did not have an impact on our Consolidated Statements of Cash Flows.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 2 – Acquisitions
Angelic Bakehouse, Inc.
On November 17, 2016, we acquired substantially all of the assets of Angelic Bakehouse, Inc. (“Angelic”). Angelic, a privately owned manufacturer and marketer of premium sprouted grain bakery products, is based near Milwaukee, Wisconsin. The purchase price of $35.5 million was funded by cash on hand and includes immaterial post-closing adjustments, which were paid in April 2017 and July 2017, but excludes contingent consideration relating to an additional earn-out payment which is tied to performance-based conditions. In general, the terms of the acquisition specify that the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic in fiscal 2021. We are unable to provide a range for the amount of this earn-out because it is based on the future adjusted EBITDA of Angelic, and the earn-out does not contain a minimum or maximum value. See further discussion of the earn-out in Note 3.
Angelic is reported in our Specialty Foods segment, and its results of operations have been included in our consolidated financial statements from the date of acquisition. Such results were not material.
The following table summarizes the consideration related to the acquisition and the final purchase price allocation based on the fair value of the net assets acquired, as adjusted for the final net working capital adjustment. The initial fair value of the contingent consideration is a noncash investing activity for the purposes of the Consolidated Statements of Cash Flows.

Consideration
Purchase price	$35,487
Contingent consideration - fair value of earn-out at date of closing	13,872
Fair value of total consideration	$49,359

Purchase Price Allocation
Trade receivables	$831
Other receivables	550
Inventories	430
Other current assets	19
Property, plant and equipment	5,083
Goodwill (tax deductible)	24,242
Other intangible assets	18,749
Current liabilities	(545)
Net assets acquired	$49,359
Further adjustments are not expected to the allocation above.
The goodwill recognized above arose because the purchase price for Angelic reflects a number of factors including the future earnings and cash flow potential of Angelic, as well as the impact of the inclusion of the initial fair value of the earn-out associated with the acquisition. Angelic is a fast growing, on-trend business with placement in the specialty bakery/deli section of the grocery store and provides innovation opportunities within and beyond our present product lines. Goodwill also resulted from the workforce acquired with Angelic.
We have determined the values and lives of the other intangible assets listed in the allocation above as: $15.8 million for the tradename with a 20-year life; $0.3 million for the customer relationships with a 10-year life; $2.4 million for the technology / know-how with a 10-year life and $0.2 million for the non-compete agreements with a 5-year life.
Pro forma results of operations have not been presented herein as the acquisition was not material to our results of operations.
Flatout Holdings, Inc.
In March 2015, we acquired all of the issued and outstanding capital stock of Flatout Holdings, Inc. (“Flatout”), a privately owned manufacturer and marketer of flatbread wraps and pizza crusts based in Saline, Michigan. The purchase price, net of cash acquired, was $92.2 million and was funded by cash on hand. Flatout is reported in our Specialty Foods segment, and its results of operations were included in our consolidated financial statements from the date of acquisition.

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
Our contingent consideration, which is measured at fair value on a recurring basis and did not have a balance at June 30, 2016, is included in Other Noncurrent Liabilities on the Consolidated Balance Sheets. The following table summarizes our contingent consideration as of June 30, 2017:

	Fair Value Measurements at June 30, 2017
	Level 1	Level 2	Level 3	Total
Acquisition-related contingent consideration	$—	$—	$15,028	$15,028
The contingent consideration resulted from the earn-out associated with our November 17, 2016 acquisition of Angelic. The purchase price of $35.5 million did not include the future earn-out payment which is tied to performance-based conditions. In general, the terms of the acquisition specify that the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic in fiscal 2021. The fair value of the contingent consideration was estimated using a present value approach, which incorporates factors such as business risks and projections, to estimate an expected value. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contingent consideration was determined to be $13.9 million at November 17, 2016.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

2017
Acquisition-related contingent consideration at beginning of year	$—
Additions	13,872
Changes in fair value included in Selling, General and Administrative Expenses	1,156
Acquisition-related contingent consideration at end of year	$15,028
See Note 12 for fair value disclosures related to our defined benefit pension plans.

Note 4 – Long-Term Debt
At June 30, 2017 and 2016, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 8, 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
At June 30, 2017 and 2016, we had no borrowings outstanding under the Facility. At June 30, 2017, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest in 2017 and 2016.

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

2018	$6,446
2019	$6,505
2020	$4,239
2021	$3,030
2022	$2,372
Thereafter	$4,617
Total rent expense, including short-term cancelable leases, during the years ended June 30 is summarized as follows:

	2017	2016	2015
Operating leases:
Minimum rentals	$6,529	$5,298	$5,036
Contingent rentals	4	11	6
Short-term cancelable leases	1,508	1,611	900
Total	$8,041	$6,920	$5,942

Note 6 – Contingencies
In addition to the items discussed below, at June 30, 2017, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
With our recent acquisition of Angelic, we have a contingent liability recorded for the earn-out associated with the transaction. See further discussion in Note 3.
19% of our employees are represented under various collective bargaining contracts. There are no employees represented under collective bargaining contracts that will expire within one year.

Note 7 – Goodwill and Other Intangible Assets
Goodwill attributable to the Specialty Foods segment was $168.0 million and $143.8 million at June 30, 2017 and 2016, respectively. The increase in goodwill is the result of the acquisition of Angelic in November 2016. See further discussion in Note 2.
The following table is a rollforward of goodwill from June 30, 2016 to June 30, 2017:

Carrying Value
Goodwill at beginning of year	$143,788
Goodwill acquired during the year	24,242
Goodwill at end of year	$168,030

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets, all included in the Specialty Foods segment, at June 30. The intangible asset values and lives related to the Angelic acquisition, which are included in the table below, are final. See further discussion in Note 2.

	2017	2016
Tradenames (20 to 30-year life)
Gross carrying value	$50,321	$34,500
Accumulated amortization	(3,130)	(1,485)
Net carrying value	$47,191	$33,015
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(241)	(232)
Net carrying value	$129	$138
Customer Relationships (10 to 15-year life)
Gross carrying value	$14,207	$18,020
Accumulated amortization	(7,160)	(10,148)
Net carrying value	$7,047	$7,872
Technology / Know-how (10-year life)
Gross carrying value	$6,350	$3,900
Accumulated amortization	(1,047)	(504)
Net carrying value	$5,303	$3,396
Non-compete Agreements (5-year life)
Gross carrying value	$791	$600
Accumulated amortization	(299)	(155)
Net carrying value	$492	$445
Total net carrying value	$60,162	$44,866
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows in each of the years ended June 30:

	2017	2016	2015
Amortization expense	$3,453	$2,905	$1,605
Total annual amortization expense for each of the next five years is estimated to be as follows:

2018	$3,867
2019	$3,867
2020	$3,832
2021	$3,747
2022	$3,673

Note 8 – Liabilities
Accrued liabilities at June 30 were composed of:

	2017	2016
Compensation and employee benefits	$21,864	$21,565
Distribution	7,711	4,450
Other taxes	1,266	1,266
Marketing	1,197	1,107
Other	3,232	4,684
Total accrued liabilities	$35,270	$33,072

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Other noncurrent liabilities at June 30 were composed of:

	2017	2016
Acquisition-related contingent consideration	$15,028	$—
Workers compensation	8,492	9,534
Deferred compensation and accrued interest	4,968	4,655
Pension benefit liability	4,344	8,613
Gross tax contingency reserve	1,241	1,599
Postretirement benefit liability	968	939
Other	3,557	1,358
Total other noncurrent liabilities	$38,598	$26,698

Note 9 – Income Taxes
We file a consolidated federal income tax return. Taxes based on income for the years ended June 30 have been provided as follows:

	2017	2016	2015
Currently payable:
Federal	$51,524	$57,116	$47,601
State and local	6,319	6,502	5,229
Total current provision	57,843	63,618	52,830
Deferred federal, state and local provision (benefit)	2,359	(749)	36
Total taxes based on income	$60,202	$62,869	$52,866
Certain tax benefits recorded directly to common stock for each of the years ended June 30 were as follows:

	2017	2016	2015
Tax benefits recorded directly to common stock	$1,123	$1,417	$563
For the years ended June 30, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes	2.4	2.3	2.2
ESOP dividend deduction	(0.1)	(0.4)	(0.2)
Domestic manufacturing deduction for qualified income	(2.8)	(3.0)	(3.0)
Other	(0.2)	0.2	0.2
Effective rate	34.3%	34.1%	34.2%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Our net deferred tax liability for all periods presented in the Consolidated Balance Sheets has been classified as noncurrent. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 were comprised of:

	2017	2016
Deferred tax assets:
Employee medical and other benefits	$10,349	$12,533
Receivable and other allowances	5,314	5,626
Inventories	1,041	1,034
Other accrued liabilities	1,905	1,740
Total deferred tax assets	18,609	20,933
Deferred tax liabilities:
Property, plant and equipment	(22,188)	(21,573)
Intangible assets	(14,070)	(14,555)
Goodwill	(7,092)	(6,117)
Other	(466)	(121)
Total deferred tax liabilities	(43,816)	(42,366)
Net deferred tax liability	$(25,207)	$(21,433)
Prepaid federal income taxes of $6.1 million and $4.3 million were included in Other Current Assets at June 30, 2017 and 2016, respectively. Prepaid state and local income taxes of $0.9 million and $0.5 million were included in Other Current Assets at June 30, 2017 and 2016, respectively.
Net cash payments for income taxes for each of the years ended June 30 were as follows:

	2017	2016	2015
Net cash payments for income taxes	$59,008	$62,901	$43,027
The gross tax contingency reserve at June 30, 2017 was $1.8 million and consisted of estimated tax liabilities of $1.1 million and interest and penalties of $0.7 million. The unrecognized tax benefits recorded as the gross tax contingency reserve noted in the following table for June 30, 2017 and 2016 would affect our effective tax rate, if recognized.
The following table sets forth changes in our total gross tax contingency reserve (including interest and penalties):

	2017	2016
Balance, beginning of year	$1,599	$1,487
Tax positions related to the current year:
Additions	82	54
Reductions	—	—
Tax positions related to prior years:
Additions	153	121
Reductions	(26)	(63)
Settlements	—	—
Balance, end of year	$1,808	$1,599
We included $0.6 million of the gross tax contingency reserve at June 30, 2017 in Accrued Liabilities as these amounts are expected to be resolved within the next 12 months. The remaining liability of $1.2 million was included in Other Noncurrent Liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations.
We recognize interest and penalties related to these tax liabilities in income tax expense. For each of the years ended June 30, we recognized the change in the accrual for net tax-related interest and penalties as follows:

	2017	2016
Expense recognized for net tax-related interest and penalties	$112	$92

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We had accrued interest and penalties at June 30 as follows:

	2017	2016
Accrued interest and penalties included in the gross tax contingency reserve	$683	$571
We file income tax returns in the U.S. and various state and local jurisdictions. With limited exceptions, we are no longer subject to examination of U.S. federal or state and local income taxes for years prior to 2014.
The American Jobs Creation Act provided a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. The deduction percentage for 2017 was 9%. In accordance with FASB guidance, this deduction is treated as a special deduction, as opposed to a tax rate reduction and is properly reflected in the effective tax rate table.

Note 10 – Business Segment Information
We operate our business in one reportable segment, “Specialty Foods.” Our management evaluates segment performance based on sales and operating income.
The following table sets forth net sales contributed by each class of similar products in each of the years ended June 30:

	2017	2016	2015
Specialty Foods
Non-frozen	$817,700	$818,716	$741,726
Frozen	384,142	372,393	362,788
Total	$1,201,842	$1,191,109	$1,104,514
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following sets forth certain additional financial segment information for the years ended June 30 and certain items retained at the corporate level:

	2017	2016	2015
Net Sales (1) (2)	$1,201,842	$1,191,109	$1,104,514
Operating Income (2)
Specialty Foods	$187,051	$196,592	$167,095
Corporate Expenses	(12,303)	(12,022)	(12,234)
Total	$174,748	$184,570	$154,861
Identifiable Assets (1) (3)
Specialty Foods	$577,509	$515,553	$514,605
Corporate	138,896	119,179	187,551
Total	$716,405	$634,732	$702,156
Capital Expenditures
Specialty Foods	$26,031	$16,652	$18,230
Corporate	974	19	68
Total	$27,005	$16,671	$18,298
Depreciation and Amortization
Specialty Foods	$24,752	$24,001	$20,929
Corporate	154	146	182
Total	$24,906	$24,147	$21,111

(1)	Net sales and long-lived assets are predominately domestic.

(2)	All intercompany transactions have been eliminated.

(3)
Segment identifiable assets include those assets used in its operations and other intangible assets allocated to purchased businesses. Corporate assets consist principally of cash and equivalents. The increase in Specialty Foods assets from June 30, 2016 to June 30, 2017 was due to the acquisition of Angelic. The decline in Corporate assets from June 30, 2015 to June 30, 2016 was due to the decrease in cash resulting from the payment of the December 2015 special dividend.

Net sales attributable to Wal-Mart Stores, Inc. (“Wal-Mart”) and McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., for each of the years ended June 30 were as follows:

	2017	2016	2015
Net sales to Wal-Mart	$201,484	$189,417	$177,354
As a percentage of consolidated net sales	17%	16%	16%
Net sales to McLane	$198,153	$232,241	$202,218
As a percentage of consolidated net sales	16%	19%	18%
Accounts receivable attributable to Wal-Mart and McLane at June 30 as a percentage of consolidated accounts receivable were as follows:

	2017	2016
Wal-Mart	26%	25%
McLane	12%	17%

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
In 2017, 2016 and 2015, we granted SSSARs to various employees under the terms of the plans. The following table summarizes information relating to these grants:

	2017	2016	2015
SSSARs granted	166	240	149
Weighted average grant date fair value per right	$17.59	$12.23	$9.94
Weighted average assumptions used in fair value calculations:
Risk-free interest rate	1.36%	0.86%	0.86%
Dividend yield	1.64%	1.93%	2.02%
Volatility factor of the expected market price of our common stock	22.41%	20.88%	19.62%
Expected life in years	2.47	2.69	2.71
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
The following table summarizes our SSSARs compensation expense and tax benefits recorded for each of the years ended June 30:

	2017	2016	2015
Compensation expense	$1,882	$1,472	$1,288
Tax benefits	$659	$515	$451
Intrinsic value of exercises	$2,281	$3,788	$1,162
Excess tax benefits	$798	$1,341	$410
The total fair values of SSSARs vested for each of the years ended June 30 were as follows:

	2017	2016	2015
Fair value of vested rights	$1,916	$1,192	$1,252

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

 The following table summarizes the activity relating to SSSARs granted under the plans for the year ended June 30, 2017:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	435	$97.01
Exercised	(74)	$89.52
Granted	166	$134.06
Forfeited	(6)	$110.77
Outstanding at end of year	521	$109.70	3.62	$8,603
Exercisable and vested at end of year	155	$95.25	2.73	$4,229
Vested and expected to vest at end of year	493	$109.81	3.61	$8,119
The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2017:

	Outstanding				Exercisable
			Weighted Average
Grant Years	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Exercise Price	Number Exercisable	Weighted Average Exercise Price
2017	$121.54-$138.96	164	4.67	$134.04	—	$—
2016	$101.70-$112.62	217	3.69	$104.10	60	$104.59
2015	$91.13	94	2.65	$91.13	49	$91.13
2014	$79.78-$89.29	41	1.64	$89.01	41	$89.01
2013	$72.67	5	0.66	$72.67	5	$72.67
At June 30, 2017, there was $4.0 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In 2017, 2016 and 2015, we granted shares of restricted stock to various employees under the terms of the plans. The following table summarizes information relating to these grants:

	2017	2016	2015
Employees
Restricted stock granted	12	28	9
Grant date fair value	$1,591	$2,923	$845
Weighted average grant date fair value per award	$134.07	$102.89	$91.13
The restricted stock under these employee grants vests on the third anniversary of the grant date. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status.
In 2017, 2016 and 2015, we also granted shares of restricted stock to our nonemployee directors under the terms of the plans. The following table summarizes information relating to each of these grants:

	2017	2016	2015
Nonemployee directors
Restricted stock granted	5	6	7
Grant date fair value	$759	$639	$639
Weighted average grant date fair value per award	$138.96	$112.05	$92.92
The 2017 grant vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our restricted stock compensation expense and tax benefits recorded for each of the years ended June 30:

	2017	2016	2015
Compensation expense	$2,366	$1,854	$1,752
Tax benefits	$828	$649	$613
Excess tax benefits	$325	$76	$153
The total fair values of restricted stock vested for each of the years ended June 30 were as follows:

	2017	2016	2015
Fair value of vested shares	$2,420	$1,124	$1,836
The following table summarizes the activity relating to restricted stock granted under the plans for the year ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of year	63	$97.71
Granted	17	$135.61
Vested	(26)	$94.32
Forfeited	(2)	$99.18
Unvested restricted stock at end of year	52	$111.87
At June 30, 2017, there was $3.3 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2017	2016
Weighted-average assumption as of June 30
Discount rate	3.68%	3.39%
The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2017	2016	2015
Discount rate	3.39%	4.12%	4.02%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The target and actual asset allocations for our plans at June 30 by asset category were as follows:

	Target Percentage of Plan Assets at June 30	Actual Percentage of Plan Assets
	2017	2017	2016
Cash and equivalents	0%-10%	3%	2%
Equity securities	30%-70%	49	50
Fixed income	30%-70%	48	48
Total		100%	100%
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
We categorize our plan assets within a three-level fair value hierarchy, as previously defined in Note 3. The following table summarizes the fair values and levels, within the fair value hierarchy, for our plan assets at June 30:

	June 30, 2017
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$472	$—	$—	$472
Money market funds	599	—	—	599
U.S. government obligations	—	3,598	—	3,598
Municipal obligations	—	36	—	36
Corporate obligations	—	3,805	—	3,805
Mortgage obligations	—	2,199	—	2,199
Mutual funds fixed income	8,109	—	—	8,109
Mutual funds equity	17,951	—	—	17,951
Total	$27,131	$9,638	$—	$36,769

	June 30, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$557	$—	$—	$557
Money market funds	267	—	—	267
U.S. government obligations	—	4,785	—	4,785
Municipal obligations	—	139	—	139
Corporate obligations	—	2,927	—	2,927
Mortgage obligations	—	1,998	—	1,998
Mutual funds fixed income	7,135	—	—	7,135
Mutual funds equity	17,874	—	—	17,874
Total	$25,833	$9,849	$—	$35,682
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$44,152	$42,042
Interest cost	1,457	1,685
Actuarial (gain) loss	(2,297)	2,683
Benefits paid	(2,371)	(2,258)
Benefit obligation at end of year	$40,941	$44,152

	2017	2016
Change in plan assets
Fair value of plan assets at beginning of year	$35,682	$37,146
Actual return on plan assets	3,458	794
Employer contributions	—	—
Benefits paid	(2,371)	(2,258)
Fair value of plan assets at end of year	$36,769	$35,682

	2017	2016
Reconciliation of funded status
Net accrued benefit cost	$(4,172)	$(8,470)

	2017	2016
Amounts recognized in the Consolidated Balance Sheets consist of
Prepaid benefit cost (Other Noncurrent Assets)	$172	$143
Accrued benefit liability (Other Noncurrent Liabilities)	(4,344)	(8,613)
Net amount recognized	$(4,172)	$(8,470)

	2017	2016
Accumulated benefit obligation	$40,941	$44,152
The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2017	2016
Benefit obligations	$38,236	$41,301
Fair value of plan assets at end of year	$33,892	$32,688
Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2017	2016
Net actuarial loss	$16,380	$20,434
Income taxes	(6,052)	(7,550)
Total	$10,328	$12,884
The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost during the next fiscal year is as follows:

2018
Net actuarial loss	$572

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the components of net periodic benefit income for our pension plans at June 30:

	2017	2016	2015
Components of net periodic benefit income
Interest cost	$1,457	$1,685	$1,612
Expected return on plan assets	(2,416)	(2,520)	(2,632)
Amortization of unrecognized net loss	715	539	429
Net periodic benefit income	$(244)	$(296)	$(591)
We have not yet finalized our anticipated funding level for 2018, but based on initial estimates, we do not expect our 2018 contributions to our pension plans to be material.
Benefit payments estimated for future years are as follows:

2018	$2,348
2019	$2,348
2020	$2,376
2021	$2,399
2022	$2,441
2023 - 2027	$12,394

Note 13 – Defined Contribution and Other Employee Plans
Company-Sponsored Defined Contribution Plans
We sponsored four defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code during 2017. Contributions are determined under various formulas, and we contributed to two of these plans in 2017. Costs related to such plans for each of the years ended June 30 were as follows:

	2017	2016	2015
Costs related to company-sponsored defined contribution plans	$1,111	$992	$888
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Our participation in these plans for the annual period ended June 30, 2017 is reflected in the following table. All information in the table is as of December 31 of the relevant year, except contributions which are based on our fiscal year, or except as otherwise noted. The EIN-PN column provides the Employer Identification Number (“EIN”) and the Plan Number (“PN”). The pension protection act zone status is based on information that we received from the plan. Among other factors, generally, plans in critical status (red zone) are less than 65 percent funded, plans in endangered or seriously endangered status (yellow zone or orange zone, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the green zone. The FIP/RP status pending/implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. Except as noted below regarding 2017 contributions to the Cleveland Bakers and Teamsters Pension Fund, there have been no significant changes that affect the comparability of 2017, 2016 or 2015 contributions.

		Pension Protection Act Zone Status			Fiscal Year Contributions (1) (3)
Plan Name	EIN/PN	2016	2015	FIP/RP Status Pending / Implemented	2017	2016	2015	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Cleveland Bakers and Teamsters Pension Fund (2)	34-0904419-001	Red 12/31/15	Red 12/31/14	Yes, Implemented	$2,098	$1,605	$1,501	No	n/a
Western Conference of Teamsters Pension Plan	91-6145047-001	Green 12/31/15	Green 12/31/14	No	409	420	440	No	12/15/2018
Total contributions to multiemployer plans					$2,507	$2,025	$1,941

(1)	Contributions do not include payments related to multiemployer pension withdrawals/settlements.

(2)
In January 2017 the employees at our Bedford Heights, Ohio plant voted to ratify a new collective bargaining agreement. Among other terms, the new agreement provided for our complete withdrawal from the underfunded multiemployer Cleveland Bakers and Teamsters Pension Fund. As settlement of our portion of underfunded pension benefits of the multiemployer plan, we paid $17.0 million in 2017 for a full withdrawal from the plan.

(3)	Our 2017 contributions to the Cleveland Bakers and Teamsters Pension Fund included amounts related to a new collective bargaining contract.
Our contributions to the Cleveland Bakers and Teamsters Pension Fund exceeded 5% of the total contributions to the plan in the plan year ended December 31, 2015.
In addition to pension benefits provided under these two multiemployer plans, we also contribute amounts for health and welfare benefits that are defined by each plan. These benefits are not vested. The contributions required by our participation in these plans for each of the years ended June 30 were as follows:

	2017	2016	2015
Multiemployer health and welfare plan contributions	$3,570	$3,559	$3,796
We also began to make non-elective contributions for the union employees at our Bedford Heights, Ohio plant into a union-sponsored multiemployer 401(k) plan following our withdrawal from the underfunded Cleveland Bakers and Teamsters Pension Fund in 2017. Our 2017 contributions were $0.8 million, including $0.6 million to initially fund this 401(k) plan.
Deferred Compensation Plan
We offer a deferred compensation plan for select employees who may elect to defer a certain percentage of annual compensation. We do not match any contributions. Each participant earns interest based upon the prime rate of interest, adjusted semi-annually, on their respective deferred compensation balance. Participants are paid out upon retirement or termination.
The following table summarizes our liability for total deferred compensation and accrued interest at June 30:

	2017	2016
Liability for deferred compensation and accrued interest	$4,968	$4,655

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Deferred compensation expense for each of the years ended June 30 was as follows:

	2017	2016	2015
Deferred compensation expense	$170	$151	$136

Note 14 – Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2017
Net Sales	$291,361	$326,773	$293,834	$289,874	$1,201,842
Gross Profit	$80,634	$93,739	$71,905	$72,486	$318,764
Net Income (1)	$33,400	$38,956	$14,471	$28,487	$115,314
Diluted Net Income Per Common Share (1) (2)	$1.22	$1.42	$0.53	$1.04	$4.20

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2016
Net Sales	$294,085	$324,769	$287,765	$284,490	$1,191,109
Gross Profit	$67,967	$83,594	$72,924	$75,144	$299,629
Net Income	$27,628	$34,511	$29,011	$30,614	$121,764
Diluted Net Income Per Common Share (2)	$1.01	$1.25	$1.06	$1.12	$4.44

(1)
Included in the third quarter and fiscal year net income is expense of $11.5 million, net of taxes, or approximately $0.42 per diluted share, related to a multiemployer pension settlement and other benefit-related costs.

(2)
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
REPORT OF MANAGEMENT
Internal control over financial reporting refers to the process designed by, or under the supervision of, our management, including our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Lancaster Colony Corporation
Westerville, Ohio
We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2017, of the Company and our report dated August 24, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 24, 2017

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our November 2017 Annual Meeting of Shareholders (“2017 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement.
The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2017 Proxy Statement.
The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2017 Proxy Statement.

Item 11. Executive Compensation
The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2017 Proxy Statement.
The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2017 and 2016 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2017 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2017 and 2016 and for each of the three years in the period ended June 30, 2017, together with the report thereon of Deloitte & Touche LLP dated August 24, 2017, are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2017 and 2016
Consolidated Statements of Income for the years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016 and 2015
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules. Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the related amounts are immaterial for all periods presented.
(a) (3) Exhibits Required by Item 601 of Regulation S-K and Item 15(b). See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)

By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director

Date:	August 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID A. CIESINSKI	President, Chief Executive Officer	August 24, 2017
David A. Ciesinski	and Director
(Principal Executive Officer)

/s/ JOHN B. GERLACH, JR.	Executive Chairman of the Board	August 24, 2017
John B. Gerlach, Jr.	and Director

/s/ DOUGLAS A. FELL	Treasurer, Vice President,	August 24, 2017
Douglas A. Fell	Assistant Secretary
and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ JAMES B. BACHMANN	Director	August 15, 2017
James B. Bachmann

/s/ NEELI BENDAPUDI	Director	August 15, 2017
Neeli Bendapudi

/s/ WILLIAM H. CARTER	Director	August 15, 2017
William H. Carter

/s/ KENNETH L. COOKE	Director	August 15, 2017
Kenneth L. Cooke

/s/ ROBERT L. FOX	Director	August 15, 2017
Robert L. Fox

/s/ ALAN F. HARRIS	Director	August 15, 2017
Alan F. Harris

/s/ ROBERT P. OSTRYNIEC	Director	August 15, 2017
Robert P. Ostryniec

/s/ ZUHEIR SOFIA	Director	August 15, 2017
Zuheir Sofia

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-K
JUNE 30, 2017
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

3.1
Certificate of Amendment to the Amended and Restated Articles of Incorporation of Lancaster Colony Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (000-04065), filed February 3, 2017).

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

10.10(a)	Description of Executive Bonus Arrangements (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (000-04065), filed September 10, 2004).

Exhibit Number	Description

10.11(a)
Employment Agreement, dated April 18, 2016, between Lancaster Colony Corporation and David A. Ciesinski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed April 19, 2016).

10.12(a)
First Amendment to Employment Agreement, dated October 27, 2016, between Lancaster Colony Corporation and David A. Ciesinski (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed October 31, 2016).

10.13(a)	Lancaster Colony Corporation Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed October 31, 2016).

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith

**	Furnished herewith