Form 10-Q
period 2017-09-30
LANCASTER COLONY CORP
filed 2017-11-08
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 19, 2017, there were 27,442,556 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	September 30, 2017	June 30, 2017
ASSETS
Current Assets:
Cash and equivalents	$157,178	$143,104
Receivables	82,944	69,922
Inventories:
Raw materials	32,973	28,447
Finished goods	52,293	47,929
Total inventories	85,266	76,376
Other current assets	5,704	11,744
Total current assets	331,092	301,146
Property, Plant and Equipment:
Land, buildings and improvements	125,792	124,673
Machinery and equipment	278,499	272,582
Total cost	404,291	397,255
Less accumulated depreciation	220,494	216,584
Property, plant and equipment-net	183,797	180,671
Other Assets:
Goodwill	168,030	168,030
Other intangible assets-net	59,195	60,162
Other noncurrent assets	7,049	6,396
Total	$749,163	$716,405
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$47,796	$41,353
Accrued liabilities	47,820	35,270
Total current liabilities	95,616	76,623
Other Noncurrent Liabilities	39,822	38,598
Deferred Income Taxes	23,179	25,207
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-September-27,442,147 shares; June-27,448,424 shares	116,242	115,174
Retained earnings	1,220,965	1,206,671
Accumulated other comprehensive loss	(8,880)	(8,936)
Common stock in treasury, at cost	(737,781)	(736,932)
Total shareholders’ equity	590,546	575,977
Total	$749,163	$716,405
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2017	2016
Net Sales	$298,916	$291,361
Cost of Sales	223,439	210,727
Gross Profit	75,477	80,634
Selling, General and Administrative Expenses	31,151	29,880
Operating Income	44,326	50,754
Other, Net	358	87
Income Before Income Taxes	44,684	50,841
Taxes Based on Income	15,298	17,441
Net Income	$29,386	$33,400
Net Income Per Common Share:
Basic and Diluted	$1.07	$1.22

Cash Dividends Per Common Share	$0.55	$0.50

Weighted Average Common Shares Outstanding:
Basic	27,396	27,363
Diluted	27,451	27,430
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2017	2016
Net Income	$29,386	$33,400
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	134	170
Amortization of prior service credit, before tax	(45)	(45)
Total Other Comprehensive Income, Before Tax	89	125
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(49)	(63)
Amortization of prior service credit, tax	16	16
Total Tax Expense	(33)	(47)
Other Comprehensive Income, Net of Tax	56	78
Comprehensive Income	$29,442	$33,478
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$29,386	$33,400
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	6,416	5,986
Change in acquisition-related contingent consideration	488	—
Deferred income taxes and other changes	(1,622)	(746)
Stock-based compensation expense	1,163	1,145
Pension plan activity	(134)	(61)
Changes in operating assets and liabilities:
Receivables	(13,026)	(4,679)
Inventories	(8,890)	(13,668)
Other current assets	5,971	3,573
Accounts payable and accrued liabilities	19,162	20,558
Net cash provided by operating activities	38,914	45,508
Cash Flows From Investing Activities:
Cash paid for acquisitions, net of cash acquired	(318)	—
Payments for property additions	(8,494)	(4,144)
Other-net	8	92
Net cash used in investing activities	(8,804)	(4,052)
Cash Flows From Financing Activities:
Payment of dividends	(15,092)	(13,710)
Purchase of treasury stock	(849)	(8)
Tax withholdings for stock-based compensation	(95)	(71)
Net cash used in financing activities	(16,036)	(13,789)
Net change in cash and equivalents	14,074	27,667
Cash and equivalents at beginning of year	143,104	118,080
Cash and equivalents at end of period	$157,178	$145,747
Supplemental Disclosure of Operating Cash Flows:
Cash paid during the period for income taxes	$620	$470
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant” or the “Company” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our 2017 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2018 refers to fiscal 2018, which is the period from July 1, 2017 to June 30, 2018.
Effective July 1, 2017, David A. Ciesinski, our President and Chief Operating Officer, succeeded John B. Gerlach, Jr. as Chief Executive Officer (“CEO”). As President and CEO, Mr. Ciesinski became our principal executive officer and chief operating decision maker (“CODM”). This change resulted in modifications to the CODM’s approach to managing the business, assessing performance and allocating resources. Consequently, our segment reporting structure has been amended to align with these changes, and our financial results will now be presented as two reportable segments: Retail and Foodservice. See Note 8 for additional details. All historical information has been retroactively conformed to the current presentation.
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

	September 30,
	2017	2016
Construction in progress in Accounts Payable	$590	$154
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended September 30,
	2017	2016
Net income	$29,386	$33,400
Net income available to participating securities	(47)	(66)
Net income available to common shareholders	$29,339	$33,334

Weighted average common shares outstanding – basic	27,396	27,363
Incremental share effect from:
Nonparticipating restricted stock	4	5
Stock-settled stock appreciation rights	51	62
Weighted average common shares outstanding – diluted	27,451	27,430

Net income per common share – basic and diluted	$1.07	$1.22
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended September 30,
	2017	2016
Accumulated other comprehensive loss at beginning of period	$(8,936)	$(11,350)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	143	179
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(9)	(9)
Amortization of prior service credit	(45)	(45)
Total other comprehensive income, before tax	89	125
Total tax expense	(33)	(47)
Other comprehensive income, net of tax	56	78
Accumulated other comprehensive loss at end of period	$(8,880)	$(11,272)
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2017 Annual Report on Form 10-K.
Recently Issued Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by disaggregating the service cost component from the other components of net periodic benefit cost. The amendments require an employer to present service cost in the same line item(s) as compensation costs for the pertinent employees whereas the other components of net periodic benefit cost must be reported separately from service cost and outside of income from operations. The amendments also allow only the service cost component to be eligible for capitalization. The amendments require retrospective application for the income statement presentation provisions and prospective application for the capitalization of the service cost component. However, as a result of prior years’ restructuring activities, we no longer have any active employees continuing to accrue service cost. Therefore, the service cost provisions are not applicable to us, and we expect only changes in classification on the income statement. The guidance will be effective for us in fiscal 2019 including interim periods.
In May 2014, the FASB issued new accounting guidance for the recognition of revenue and issued subsequent clarifications of this new guidance in 2016 and 2017. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

the entity expects to be entitled in exchange for those goods or services. This model is based on a control approach rather than the current risks and rewards model. The new guidance would also require expanded disclosures. Since we do not plan to early adopt this standard, the guidance will be effective for us in fiscal 2019 including interim periods and will require either retrospective application to each prior period presented or modified retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the method of adoption but believe that we will apply the modified retrospective approach. We are currently assessing the impact that this standard will have on our accounting policies, processes, system requirements, internal controls and disclosures using internal resources and the assistance of a third party. We have established a project plan, completed an initial review of selected customer contracts and are evaluating the impact of the new standard on certain common practices currently employed by us and by other manufacturers of consumer products. We have not yet determined the impact that this standard will have on our financial position, results of operations and the related notes to the consolidated financial statements.
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
Recently Adopted Accounting Standards
In March 2016, the FASB issued new accounting guidance to simplify the accounting for stock-based compensation. The amendments include changes to the accounting for share-based payment transactions, including: the inclusion of the tax consequences related to stock-based compensation within the computation of income tax expense versus equity; the classification of awards as either equity or liabilities; and the classification of share-based activity on the statement of cash flows. The adoption may result in increased volatility to our income tax expense and resulting net income in future periods dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. We adopted the new guidance on July 1, 2017 and elected to continue to estimate forfeitures. The adoption of this guidance resulted in 1) the prospective recognition of windfall tax benefits and shortfall tax deficiencies in income tax expense; 2) the retrospective reclassification of windfall tax benefits on the Condensed Consolidated Statements of Cash Flows from financing activities to operating activities; and 3) the retrospective reclassification of employee tax withholdings on the Condensed Consolidated Statements of Cash Flows from operating activities to financing activities. There was no material impact on our condensed consolidated financial statements as a result of this adoption.
Note 2 – Acquisition
On November 17, 2016, we acquired substantially all of the assets of Angelic Bakehouse, Inc. (“Angelic”). Angelic, a privately owned manufacturer and marketer of premium sprouted grain bakery products, is based near Milwaukee, Wisconsin. The purchase price of $35.5 million was funded by cash on hand and includes immaterial post-closing adjustments, which were paid in April 2017 and July 2017, but excludes contingent consideration relating to an additional earn-out payment which is tied to performance-based conditions. In general, the terms of the acquisition specify that the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic for fiscal 2021. We are unable to provide a range for the amount of this earn-out because it is based on the future adjusted EBITDA of Angelic, and the earn-out does not contain a minimum or maximum value. See further discussion of the earn-out in Note 3. Angelic is reported in our Retail segment, and its results of operations have been included in our condensed consolidated financial statements from the date of acquisition.

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
Our contingent consideration, which is measured at fair value on a recurring basis, is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes our contingent consideration:

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3	Total
Acquisition-related contingent consideration	$—	$—	$15,516	$15,516

	Fair Value Measurements at June 30, 2017
	Level 1	Level 2	Level 3	Total
Acquisition-related contingent consideration	$—	$—	$15,028	$15,028
The contingent consideration resulted from the earn-out associated with our November 17, 2016 acquisition of Angelic. The purchase price did not include the future earn-out payment which is tied to performance-based conditions. In general, the terms of the acquisition specify that the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic for fiscal 2021. The fair value of the contingent consideration was estimated using a present value approach, which incorporates factors such as business risks and projections, to estimate an expected value. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contingent consideration was determined to be $13.9 million at November 17, 2016.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

Three Months Ended September 30, 2017
Acquisition-related contingent consideration at beginning of period	$15,028
Additions	—
Changes in fair value included in Selling, General and Administrative Expenses	488
Acquisition-related contingent consideration at end of period	$15,516
Note 4 – Long-Term Debt
At September 30, 2017 and June 30, 2017, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 8, 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

At September 30, 2017 and June 30, 2017, we had no borrowings outstanding under the Facility. At September 30, 2017, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three months ended September 30, 2017 and 2016.
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
Note 5 – Commitments and Contingencies
At September 30, 2017, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
With our acquisition of Angelic, we have a contingent liability recorded for the earn-out associated with the transaction. See further discussion in Note 3.
Note 6 – Goodwill and Other Intangible Assets
As described in Notes 1 and 8, we changed our reportable segments as of July 1, 2017 when our organizational structure changed. Using a relative fair value approach, we reassigned our existing goodwill balance to the two new reporting units that directly align with our new Retail and Foodservice reportable segments. Based on this approach, goodwill attributable to the Retail and Foodservice segments was $119.3 million and $48.7 million, respectively, at September 30, 2017 and June 30, 2017.

The following table summarizes our identifiable other intangible assets.

	September 30, 2017	June 30, 2017
Tradenames (20 to 30-year life)
Gross carrying value	$50,321	$50,321
Accumulated amortization	(3,615)	(3,130)
Net carrying value	$46,706	$47,191
Trademarks (40-year life)
Gross carrying value	$370	$370
Accumulated amortization	(244)	(241)
Net carrying value	$126	$129
Customer Relationships (10 to 15-year life)
Gross carrying value	$14,207	$14,207
Accumulated amortization	(7,441)	(7,160)
Net carrying value	$6,766	$7,047
Technology / Know-how (10-year life)
Gross carrying value	$6,350	$6,350
Accumulated amortization	(1,206)	(1,047)
Net carrying value	$5,144	$5,303
Non-compete Agreements (5-year life)
Gross carrying value	$791	$791
Accumulated amortization	(338)	(299)
Net carrying value	$453	$492
Total net carrying value	$59,195	$60,162

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended September 30,
	2017	2016
Amortization expense	$967	$691
Total annual amortization expense for each of the next five years is estimated to be as follows:

2019	$3,867
2020	$3,832
2021	$3,747
2022	$3,673
2023	$3,114
Note 7 – Income Taxes
Accrued federal income taxes of $9.2 million and accrued state and local income taxes of $0.5 million were included in Accrued Liabilities at September 30, 2017. Prepaid federal income taxes of $6.1 million and prepaid state and local income taxes of $0.9 million were included in Other Current Assets at June 30, 2017.
Note 8 – Business Segment Information
Effective July 1, 2017, David A. Ciesinski, our President and Chief Operating Officer, succeeded John B. Gerlach, Jr. as CEO. As President and CEO, Mr. Ciesinski became our principal executive officer and CODM. This change resulted in modifications to the CODM’s approach to managing the business, assessing performance and allocating resources. Consequently, our segment reporting structure has been amended to align with these changes, and our financial results will now be presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. All historical information has been retroactively conformed to the current presentation. These segment changes had no effect on previously reported consolidated net sales, operating income, net income or earnings per share.
Retail - The vast majority of the products we sell in the Retail segment are sold through sales personnel, food brokers and distributors. We have placement of products in U.S. grocery produce departments through our refrigerated salad dressings, vegetable and fruit dips, and croutons. Our flatbread products and sprouted grain bakery products are generally placed in the specialty bakery/deli section of the grocery store. We also have products typically marketed in grocery aisles, which include shelf-stable salad dressing, slaw dressing, dry egg noodles and croutons. Within the frozen aisles of grocery retailers, we also have prominent market positions of frozen yeast rolls, garlic breads and egg noodles.
Foodservice - The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors. Products we sell in the Foodservice segment are often custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. The majority of our foodservice sales are products sold under branded and private label to distributors and restaurants primarily in the United States. Additionally, a portion of our sales are dressing packets, frozen specialty noodles, pasta and flatbreads sold to industrial customers for use as ingredients or components in their products.
Within our organization, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity, as many of our products are similar between the two segments. Consequently, we do not prepare, and the CODM does not review, separate balance sheets for the reportable segments. As such, our external reporting will not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at September 30, 2017 is generally consistent with that of June 30, 2017.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We continue to evaluate our segments based on net sales and operating income. The following summary of financial information has been realigned for all periods presented to reflect the results of the Retail and Foodservice segments:

	Three Months Ended September 30,
	2017	2016
Net Sales
Retail	$162,144	$152,662
Foodservice	136,772	138,699
Total	$298,916	$291,361
Operating Income
Retail	$32,867	$34,806
Foodservice	14,688	20,019
Corporate Expenses	(3,229)	(4,071)
Total	$44,326	$50,754
Note 9 – Stock-Based Compensation
There have been no changes to our stock-based compensation plans from those disclosed in our 2017 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.6 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively. At September 30, 2017, there was $3.5 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $0.6 million for the three months ended September 30, 2017 and 2016. At September 30, 2017, there was $2.7 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2018 refers to fiscal 2018, which is the period from July 1, 2017 to June 30, 2018.
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
Effective July 1, 2017, David A. Ciesinski, our President and Chief Operating Officer, succeeded John B. Gerlach, Jr. as our Chief Executive Officer (“CEO”). As President and CEO, Mr. Ciesinski became our principal executive officer and chief operating decision maker (“CODM”). This change resulted in modifications to the CODM’s approach to managing the business, assessing performance and allocating resources. Consequently, our segment reporting structure has been amended to align with these changes, and our financial results will now be presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. All historical information has been retroactively conformed to the current presentation. These segment changes had no effect on previously reported consolidated net sales, operating income, net income or earnings per share.
Our sales are predominately domestic.
Our business has the potential to achieve future growth in sales and profitability due to attributes such as:

•	leading Retail segment market positions in several product categories with a high-quality perception;

•	recognized innovation in Retail segment products;

•	a broad customer base in both Retail and Foodservice segment accounts;

•	well-regarded culinary expertise among Foodservice segment customers;

•	recognized leadership in Foodservice segment product development;

•	experience in integrating complementary business acquisitions; and

•	historically strong cash flow generation that supports growth opportunities.
Our goal is to grow both Retail and Foodservice segment sales over time by:

•	leveraging the strength of our Retail segment brands to increase current product sales;

•	introducing new Retail segment products and expanding distribution;

•	continuing to rely upon the strength of our reputation in Foodservice segment product development and quality; and

•	pursuing acquisitions that meet our strategic criteria.
Consistent with our current acquisition strategy, in November 2016 we acquired substantially all of the assets of Angelic Bakehouse, Inc. (“Angelic”), a manufacturer and marketer of premium sprouted grain bakery products based near Milwaukee, Wisconsin. This transaction is discussed in further detail in Note 2 to the condensed consolidated financial statements.
We have made substantial capital investments to support our existing food operations and future growth opportunities. For example, we recently started a project to expand processing and warehousing capacity at Angelic to help meet anticipated growth in demand for our sprouted grain bakery products. Based on our current plans and expectations, we believe our capital expenditures for 2018 could approximate $30 million. We anticipate we will be able to fund all of our capital needs in 2018 with cash generated from operations.

RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Profit

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016	Change
Net Sales
Retail	$162,144	$152,662	$9,482	6%
Foodservice	136,772	138,699	(1,927)	(1)%
Total	$298,916	$291,361	$7,555	3%
Gross Profit	$75,477	$80,634	$(5,157)	(6)%
Gross Margin	25.3%	27.7%
In November 2016, we acquired Angelic and its results of operations have been included in our condensed consolidated financial statements from the date of acquisition in the Retail segment.
Consolidated net sales for the three months ended September 30, 2017 increased 3% as higher Retail segment net sales were partially offset by a decline in Foodservice segment net sales. This increase was primarily driven by volume with minimal impact from pricing.
Consolidated gross margin declined for the three months ended September 30, 2017, driven by the impact of increased commodity costs, most notably soybean oil, dairy ingredients, eggs and garlic, in addition to higher freight costs. These costs were partially offset by supply chain savings realized from our lean six sigma program and modest inflationary pricing in our Foodservice segment. Excluding the impact of pricing, total raw-material costs were estimated to have negatively affected our gross margins by 1% of consolidated net sales for the quarter.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016	Change
SG&A Expenses	$31,151	$29,880	$1,271	4%
SG&A Expenses as a Percentage of Net Sales	10.4%	10.3%
Selling, general and administrative (“SG&A”) expenses increased 4% for the three months ended September 30, 2017, but were only slightly higher as a percentage of net sales for the comparative first quarter. The increase in these costs reflected investments in key leadership personnel and strategic business initiatives to support our future growth. Incremental amortization expense and other recurring noncash charges attributed to the Angelic business acquired in November 2016 also impacted SG&A expenses in the three months ended September 30, 2017. The reduction in corporate expenses within SG&A was primarily due to non-recurring costs incurred in the prior year related to closed business operations.
Operating Income
The foregoing factors contributed to consolidated operating income totaling $44.3 million for the three months ended September 30, 2017. Our operating income can be summarized as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016	Change
Operating Income
Retail	$32,867	$34,806	$(1,939)	(6)%
Foodservice	14,688	20,019	(5,331)	(27)%
Corporate Expenses	(3,229)	(4,071)	842	(21)%
Total	$44,326	$50,754	$(6,428)	(13)%
Operating Margin
Retail	20.3%	22.8%
Foodservice	10.7%	14.4%
Total	14.8%	17.4%
See discussion of operating results by segment following the discussion of “Net Income” below.

Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended September 30, 2017 decreased by $6.1 million to $44.7 million from the prior-year total of $50.8 million.
Taxes Based on Income
Our effective tax rate was 34.2% and 34.3% for the three months ended September 30, 2017 and 2016, respectively. Given the nature of our operations (predominately U.S. based for both sales and manufacturing), our effective tax rates typically stay within a fairly narrow range. On July 1, 2017, we adopted new accounting guidance for stock-based compensation that, among other things, requires the recognition of windfall tax benefits and shortfall tax deficiencies in our income tax expense, instead of equity. For the three months ended September 30, 2017, the impact of windfall tax benefits on our effective tax rate was 0.2%. Going forward, this adoption may result in increased volatility to our income tax expense and resulting net income, dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. This adoption is discussed in further detail in Note 1 to the condensed consolidated financial statements.
Net Income
First quarter net income for 2018 of $29.4 million decreased from the preceding year’s net income for the quarter of $33.4 million, as influenced by the factors noted above. Diluted weighted average common shares outstanding have remained relatively stable. As a result, and due to the change in net income for each year, net income per share for the first quarter of 2018 totaled $1.07 per diluted share, as compared to net income of $1.22 per diluted share in the prior year.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016	Change
Net Sales	$162,144	$152,662	$9,482	6%
Operating Income	$32,867	$34,806	$(1,939)	(6)%
Operating Margin	20.3%	22.8%
For the three months ended September 30, 2017, Retail segment net sales increased 6% as volume from organic sales advanced 4% and the sales from Angelic added 2%. The impact of pricing on net sales was minimal. Organic sales growth was led by volume gains from Sister Schubert's® frozen dinner rolls, Marzetti® caramel dips, Olive Garden® dressings and New York BRAND® Bakery frozen garlic bread products. Net sales of Marzetti produce dressings also showed a slight improvement in the quarter. Trade spending and coupon expenses as a percentage of net sales were flat compared to the prior-year quarter.
For the three months ended September 30, 2017, Retail segment operating income decreased 6%, and operating margin declined from 22.8% to 20.3%, driven by the impact of increased commodity and freight costs, recent investments in business initiatives and personnel to support continued growth and incremental amortization expense and other recurring noncash charges attributed to Angelic Bakehouse. These higher costs were partially offset by supply chain savings realized from our lean six sigma program.
Foodservice Segment

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016	Change
Net Sales	$136,772	$138,699	$(1,927)	(1)%
Operating Income	$14,688	$20,019	$(5,331)	(27)%
Operating Margin	10.7%	14.4%
For the three months ended September 30, 2017, Foodservice segment net sales decreased 1% reflecting continued overall softness in the restaurant industry resulting in a decline in sales to our national chain restaurant accounts as compared to the prior year. This decline was partially offset by a modest level of inflationary pricing.
For the three months ended September 30, 2017, Foodservice segment operating income decreased 27%, and operating margin declined from 14.4% to 10.7%, driven by the impact of increased commodity and freight costs and recent investments in business initiatives and personnel to support continued growth. These higher costs were partially offset by supply chain savings realized from our lean six sigma program. The prior-year operating margin reflected a significant benefit from lower ingredient costs that were only partially offset by deflationary pricing.
With regard to the impact of commodity costs on Foodservice segment operating income, most of our supply contracts with national chain restaurant accounts incorporate pricing adjustments to account for changes in ingredient costs. These supply contracts may vary by customer with regard to the time lapse between the actual change in ingredient costs we incur and the effective date of the associated price increase or decrease. As a result, the reported operating margins of the Foodservice segment are subject to increased volatility during periods of rapidly rising or falling ingredient costs because at least some portion of the change in ingredient costs is reflected in the segment’s results prior to the impact of any associated change in pricing. In addition, the Foodservice segment has an inherently higher degree of margin volatility from changes in ingredient costs when compared to the Retail segment due to its overall lower margin profile and higher ratio of ingredient pounds to net sales.
LOOKING FORWARD
Looking forward, our fiscal second quarter is typically our strongest sales quarter due to the impact of the holiday season. We expect volume-driven growth in our Retail segment with support from upcoming new product introductions and the incremental sales contributed by Angelic as we anniversary the mid-November acquisition date. Pricing initiatives in the Retail segment will be focused on net price realization as we leverage our recent investments in trade optimization tools and category management. In the Foodservice segment, we anticipate sales growth will remain challenged by continued sluggish sales throughout the restaurant industry. However, growth from select national chain restaurant accounts and a modest level of inflationary pricing are expected to partially offset industry headwinds. Based on current market conditions, we foresee increasingly unfavorable material cost comparisons in the second quarter, primarily from eggs, soybean oil, dairy and garlic. Higher freight expenses are also expected to persist throughout the second quarter due to industry capacity constraints. Supply chain efficiency gains and cost savings from our lean six sigma program are expected to partially offset these increased costs.
FINANCIAL CONDITION
For the three months ended September 30, 2017, net cash provided by operating activities totaled $38.9 million, as compared to $45.5 million in the prior-year period. The decrease was due to lower net income and higher working capital requirements, primarily in receivables, which resulted from the timing of shipments and related payment terms to major customers.
Cash used in investing activities for the three months ended September 30, 2017 was $8.8 million, as compared to $4.1 million in the prior year. This increase primarily reflects a higher level of capital expenditures in 2018, with the largest amounts spent on new equipment to increase capacity and/or improve operational efficiencies.
Cash used in financing activities for the three months ended September 30, 2017 of $16.0 million increased from the prior-year total of $13.8 million. This increase was primarily due to higher dividend payments in the current year. There was also an increase in share repurchases of $0.8 million in the three months ended September 30, 2017. At September 30, 2017, 1,404,320 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at September 30, 2017. At September 30, 2017, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2017, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At September 30, 2017, we were not aware of any event that would constitute a default under this facility.
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
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of September 30, 2017 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material costs associated with changes in product demand or pricing, there have been no significant changes to the contractual obligations disclosed in our 2017 Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those policies disclosed in our 2017 Annual Report on Form 10-K.
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
Items which could impact these forward-looking statements include, but are not limited to:

•	fluctuations in the cost and availability of ingredients and packaging;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	price and product competition;

•	the reaction of customers or consumers to price increases we may implement;

•	the impact of customer store brands on our branded retail volumes;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	dependence on contract manufacturers;

•	the success and cost of new product development efforts;

•	dependence on key personnel and changes in key personnel;

•	the effect of consolidation of customers within key market channels;

•	the lack of market acceptance of new products;

•	the ability to successfully grow recently acquired businesses;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	the potential for loss of larger programs or key customer relationships;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	efficiencies in plant operations;

•	the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;

•	stability of labor relations;

•	the outcome of any litigation or arbitration;

•	the impact, if any, of certain contingent liabilities associated with our withdrawal from a multiemployer pension plan;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	changes in estimates in critical accounting judgments; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2017 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2017 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2017 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which 1,404,320 shares remained authorized for future repurchases at September 30, 2017. This share repurchase authorization does not have a stated expiration date. In the first quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1-31, 2017	—	$—	—	1,411,680
August 1-31, 2017	7,360	$115.36	7,360	1,404,320
September 1-30, 2017	—	$—	—	1,404,320
Total	7,360	$115.36	7,360	1,404,320
Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	November 8, 2017	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	November 8, 2017	By:	/s/ DOUGLAS A. FELL
Douglas A. Fell
Treasurer, Vice President,
Assistant Secretary and
Chief Financial Officer
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2017
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