Form 10-Q
period 2017-12-31
LANCASTER COLONY CORP
filed 2018-01-30
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 18, 2018, there were 27,451,989 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	December 31, 2017	June 30, 2017
ASSETS
Current Assets:
Cash and equivalents	$178,767	$143,104
Receivables	68,360	69,922
Inventories:
Raw materials	34,679	28,447
Finished goods	42,980	47,929
Total inventories	77,659	76,376
Other current assets	18,311	11,744
Total current assets	343,097	301,146
Property, Plant and Equipment:
Land, buildings and improvements	127,419	124,673
Machinery and equipment	282,294	272,582
Total cost	409,713	397,255
Less accumulated depreciation	224,695	216,584
Property, plant and equipment-net	185,018	180,671
Other Assets:
Goodwill	168,030	168,030
Other intangible assets-net	58,189	60,162
Other noncurrent assets	10,142	6,396
Total	$764,476	$716,405
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$52,579	$41,353
Accrued liabilities	32,490	35,270
Total current liabilities	85,069	76,623
Other Noncurrent Liabilities	43,531	38,598
Deferred Income Taxes	14,867	25,207
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-December-27,450,957 shares; June-27,448,424 shares	117,203	115,174
Retained earnings	1,250,416	1,206,671
Accumulated other comprehensive loss	(8,825)	(8,936)
Common stock in treasury, at cost	(737,785)	(736,932)
Total shareholders’ equity	621,009	575,977
Total	$764,476	$716,405
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands, except per share data)	2017	2016	2017	2016
Net Sales	$319,665	$326,773	$618,581	$618,134
Cost of Sales	235,724	233,034	459,163	443,761
Gross Profit	83,941	93,739	159,418	174,373
Selling, General and Administrative Expenses	36,676	34,381	67,827	64,261
Operating Income	47,265	59,358	91,591	110,112
Other, Net	412	206	770	293
Income Before Income Taxes	47,677	59,564	92,361	110,405
Taxes Based on Income	1,757	20,608	17,055	38,049
Net Income	$45,920	$38,956	$75,306	$72,356
Net Income Per Common Share:
Basic	$1.67	$1.42	$2.74	$2.64
Diluted	$1.67	$1.42	$2.74	$2.63

Cash Dividends Per Common Share	$0.60	$0.55	$1.15	$1.05

Weighted Average Common Shares Outstanding:
Basic	27,396	27,366	27,396	27,364
Diluted	27,460	27,441	27,456	27,435
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands)	2017	2016	2017	2016
Net Income	$45,920	$38,956	$75,306	$72,356
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	134	168	268	338
Amortization of prior service credit, before tax	(46)	(45)	(91)	(90)
Total Other Comprehensive Income, Before Tax	88	123	177	248
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(50)	(62)	(99)	(125)
Amortization of prior service credit, tax	17	17	33	33
Total Tax Expense	(33)	(45)	(66)	(92)
Other Comprehensive Income, Net of Tax	55	78	111	156
Comprehensive Income	$45,975	$39,034	$75,417	$72,512
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
(Amounts in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$75,306	$72,356
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	13,030	11,943
Change in acquisition-related contingent consideration	993	224
Deferred income taxes and other changes	(9,732)	(153)
Stock-based compensation expense	2,313	2,155
Pension plan activity	(248)	(122)
Changes in operating assets and liabilities:
Receivables	1,561	(3,931)
Inventories	(1,283)	(3,589)
Other current assets	(6,705)	918
Accounts payable and accrued liabilities	8,720	(3,679)
Net cash provided by operating activities	83,955	76,122
Cash Flows From Investing Activities:
Cash paid for acquisitions, net of cash acquired	(318)	(34,997)
Payments for property additions	(15,287)	(11,838)
Other-net	11	94
Net cash used in investing activities	(15,594)	(46,741)
Cash Flows From Financing Activities:
Payment of dividends	(31,561)	(28,794)
Purchase of treasury stock	(853)	(8)
Tax withholdings for stock-based compensation	(284)	(152)
Net cash used in financing activities	(32,698)	(28,954)
Net change in cash and equivalents	35,663	427
Cash and equivalents at beginning of year	143,104	118,080
Cash and equivalents at end of period	$178,767	$118,507
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$32,457	$37,383
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
Effective July 1, 2017, David A. Ciesinski, our President and Chief Operating Officer, succeeded John B. Gerlach, Jr. as Chief Executive Officer (“CEO”). As President and CEO, Mr. Ciesinski became our principal executive officer and chief operating decision maker (“CODM”). This change resulted in modifications to the CODM’s approach to managing the business, assessing performance and allocating resources. Consequently, beginning on July 1, 2017, our segment reporting structure was amended to align with these changes, and our financial results are now presented as two reportable segments: Retail and Foodservice. See Note 8 for additional details. All historical information was retroactively conformed to the current presentation.
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

	December 31,
	2017	2016
Construction in progress in Accounts Payable	$446	$1,298
Accrued Workers Compensation - Noncurrent
Accrued workers compensation included in Other Noncurrent Liabilities was $12.6 million and $8.5 million at December 31, 2017 and June 30, 2017, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net income	$45,920	$38,956	$75,306	$72,356
Net income available to participating securities	(73)	(77)	(119)	(142)
Net income available to common shareholders	$45,847	$38,879	$75,187	$72,214

Weighted average common shares outstanding – basic	27,396	27,366	27,396	27,364
Incremental share effect from:
Nonparticipating restricted stock	3	3	4	4
Stock-settled stock appreciation rights	61	72	56	67
Weighted average common shares outstanding – diluted	27,460	27,441	27,456	27,435

Net income per common share – basic	$1.67	$1.42	$2.74	$2.64
Net income per common share – diluted	$1.67	$1.42	$2.74	$2.63
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Accumulated other comprehensive loss at beginning of period	$(8,880)	$(11,272)	$(8,936)	$(11,350)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	143	178	286	357
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(9)	(10)	(18)	(19)
Amortization of prior service credit	(46)	(45)	(91)	(90)
Total other comprehensive income, before tax	88	123	177	248
Total tax expense	(33)	(45)	(66)	(92)
Other comprehensive income, net of tax	55	78	111	156
Accumulated other comprehensive loss at end of period	$(8,825)	$(11,194)	$(8,825)	$(11,194)
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
Our contingent consideration, which is measured at fair value on a recurring basis, is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes our contingent consideration:

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Acquisition-related contingent consideration	$—	$—	$16,021	$16,021

	Fair Value Measurements at June 30, 2017
	Level 1	Level 2	Level 3	Total
Acquisition-related contingent consideration	$—	$—	$15,028	$15,028
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
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Acquisition-related contingent consideration at beginning of period	$15,516	$—	$15,028	$—
Additions	—	13,872	—	13,872
Changes in fair value included in Selling, General and Administrative Expenses	505	224	993	224
Acquisition-related contingent consideration at end of period	$16,021	$14,096	$16,021	$14,096
Note 4 – Long-Term Debt
At December 31, 2017 and June 30, 2017, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 8, 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

At December 31, 2017 and June 30, 2017, we had no borrowings outstanding under the Facility. At December 31, 2017, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three and six months ended December 31, 2017 and 2016.
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
Note 5 – Commitments and Contingencies
At December 31, 2017, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
With our acquisition of Angelic, we have a contingent liability recorded for the earn-out associated with the transaction. See further discussion in Note 3.
Note 6 – Goodwill and Other Intangible Assets
As described in Notes 1 and 8, we changed our reportable segments as of July 1, 2017 when our organizational structure changed. Using a relative fair value approach, we reassigned our existing goodwill balance to the two new reporting units that directly align with our new Retail and Foodservice reportable segments. Based on this approach, goodwill attributable to the Retail and Foodservice segments was $119.3 million and $48.7 million, respectively, at December 31, 2017 and June 30, 2017.

The following table summarizes our identifiable other intangible assets.

	December 31, 2017	June 30, 2017
Tradenames (20 to 30-year life)
Gross carrying value	$50,321	$50,321
Accumulated amortization	(4,100)	(3,130)
Net carrying value	$46,221	$47,191
Trademarks (27-year life)
Gross carrying value	$370	$370
Accumulated amortization	(286)	(241)
Net carrying value	$84	$129
Customer Relationships (10 to 15-year life)
Gross carrying value	$14,207	$14,207
Accumulated amortization	(7,722)	(7,160)
Net carrying value	$6,485	$7,047
Technology / Know-how (10-year life)
Gross carrying value	$6,350	$6,350
Accumulated amortization	(1,364)	(1,047)
Net carrying value	$4,986	$5,303
Non-compete Agreements (5-year life)
Gross carrying value	$791	$791
Accumulated amortization	(378)	(299)
Net carrying value	$413	$492
Total net carrying value	$58,189	$60,162

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Amortization expense	$1,006	$846	$1,973	$1,537
Total annual amortization expense for each of the next five years is estimated to be as follows:

2019	$3,858
2020	$3,823
2021	$3,738
2022	$3,664
2023	$3,105
Note 7 – Income Taxes
The Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law on December 22, 2017 with an effective date of January 1, 2018. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. Since we file our tax return based on our fiscal year, the statutory tax rate for our 2018 tax return will be a blended rate of approximately 28.1%. In addition to the effect of the lower overall federal tax rate, the Tax Act resulted in a $9 million one-time benefit for the preliminary re-measurement of our net deferred tax liability in the quarter ended December 31, 2017.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allows for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. We have recorded an estimate of the impact of the Tax Act within our December 31, 2017 financial statements, including the impact of items recorded within accumulated other comprehensive loss and do not expect material changes to the amounts initially recorded. However, we will continue to evaluate the impacts of the Tax Act and record adjustments, as needed, based on changes to our estimates. The FASB has proposed new accounting guidance regarding the treatment of the impact of the Tax Act on those items recorded within accumulated other comprehensive loss, but this guidance has not been finalized.
Prepaid federal income taxes of $10.9 million and $6.1 million were included in Other Current Assets at December 31, 2017 and June 30, 2017, respectively. Prepaid state and local income taxes of $1.1 million and $0.9 million were included in Other Current Assets at December 31, 2017 and June 30, 2017, respectively.
Note 8 – Business Segment Information
Effective July 1, 2017, David A. Ciesinski, our President and Chief Operating Officer, succeeded John B. Gerlach, Jr. as CEO. As President and CEO, Mr. Ciesinski became our principal executive officer and CODM. This change resulted in modifications to the CODM’s approach to managing the business, assessing performance and allocating resources. Consequently, beginning on July 1, 2017, our segment reporting structure was amended to align with these changes, and our financial results are now presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. All historical information was retroactively conformed to the current presentation. These segment changes had no effect on previously reported consolidated net sales, operating income, net income or earnings per share.
Retail - The vast majority of the products we sell in the Retail segment are sold through sales personnel, food brokers and distributors. We have placement of products in U.S. grocery produce departments through our refrigerated salad dressings, vegetable and fruit dips, and croutons. Our flatbread products and sprouted grain bakery products are generally placed in the specialty bakery/deli section of the grocery store. We also have products typically marketed in the shelf-stable section of the grocery store, which include salad dressing, slaw dressing, dry egg noodles and croutons. Within the frozen food section of the grocery store, we also have prominent market positions of frozen yeast rolls, garlic breads and egg noodles.

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
Within our organization, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity, as many of our products are similar between the two segments. Consequently, we do not prepare, and the CODM does not review, separate balance sheets for the reportable segments. As such, our external reporting will not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at December 31, 2017 is generally consistent with that of June 30, 2017.
We continue to evaluate our segments based on net sales and operating income. The following summary of financial information reflects the results of the Retail and Foodservice segments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net Sales
Retail	$179,286	$182,794	$341,430	$335,456
Foodservice	140,379	143,979	277,151	282,678
Total	$319,665	$326,773	$618,581	$618,134
Operating Income
Retail	$37,316	$42,905	$70,183	$77,711
Foodservice	13,409	19,147	28,097	39,166
Corporate Expenses	(3,460)	(2,694)	(6,689)	(6,765)
Total	$47,265	$59,358	$91,591	$110,112
Note 9 – Stock-Based Compensation
There have been no changes to our stock-based compensation plans from those disclosed in our 2017 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.5 million and $0.4 million for the three months ended December 31, 2017 and 2016, respectively. Year-to-date SSSARs compensation expense was $1.1 million for the current-year period compared to $0.9 million for the prior-year period. At December 31, 2017, there was $3.0 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $0.6 million for the three months ended December 31, 2017 and 2016 and $1.2 million for the six months ended December 31, 2017 and 2016. At December 31, 2017, there was $2.9 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
Effective July 1, 2017, David A. Ciesinski, our President and Chief Operating Officer, succeeded John B. Gerlach, Jr. as our Chief Executive Officer (“CEO”). As President and CEO, Mr. Ciesinski became our principal executive officer and chief operating decision maker (“CODM”). This change resulted in modifications to the CODM’s approach to managing the business, assessing performance and allocating resources. Consequently, beginning on July 1, 2017, our segment reporting structure was amended to align with these changes, and our financial results are now presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. All historical information was retroactively conformed to the current presentation. These segment changes had no effect on previously reported consolidated net sales, operating income, net income or earnings per share. See Note 8 to the condensed consolidated financial statements for further information about our segments.
Our sales are predominately domestic.
Our business has the potential to achieve future growth in sales and profitability due to attributes such as:

•	leading Retail market positions in several product categories with a high-quality perception;

•	recognized innovation in Retail products;

•	a broad customer base in both Retail and Foodservice accounts;

•	well-regarded culinary expertise among Foodservice customers;

•	recognized leadership in Foodservice product development;

•	experience in integrating complementary business acquisitions; and

•	historically strong cash flow generation that supports growth opportunities.
Our goal is to grow both Retail and Foodservice segment sales over time by:

•	leveraging the strength of our Retail brands to increase current product sales;

•	introducing new products and expanding distribution; and

•	continuing to rely upon the strength of our reputation in Foodservice product development and quality.
Part of our future growth may result from acquisitions. We continue to review potential acquisitions that we believe will complement our existing product lines, enhance our profitability and/or offer good expansion opportunities in a manner that fits our overall strategic goals.
Consistent with this acquisition strategy, in November 2016 we acquired substantially all of the assets of Angelic Bakehouse, Inc. (“Angelic”), a manufacturer and marketer of premium sprouted grain bakery products based near Milwaukee, Wisconsin. This transaction is discussed in further detail in Note 2 to the condensed consolidated financial statements.
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

RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Profit

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Net Sales
Retail	$179,286	$182,794	$(3,508)	(2)%	$341,430	$335,456	$5,974	2%
Foodservice	140,379	143,979	(3,600)	(3)%	277,151	282,678	(5,527)	(2)%
Total	$319,665	$326,773	$(7,108)	(2)%	$618,581	$618,134	$447	—%
Gross Profit	$83,941	$93,739	$(9,798)	(10)%	$159,418	$174,373	$(14,955)	(9)%
Gross Margin	26.3%	28.7%			25.8%	28.2%
In November 2016, we acquired Angelic and its results of operations have been included in our condensed consolidated financial statements from the date of acquisition in the Retail segment.
Consolidated net sales for the three months ended December 31, 2017 decreased 2% as both the Retail and Foodservice segments experienced net sales declines. Consolidated net sales for the six months ended December 31, 2017 were flat as compared to the prior year-to-date period as higher Retail segment net sales were largely offset by a decline in Foodservice segment net sales.
Consolidated gross profit and related margins declined for the three and six months ended December 31, 2017, driven by the impact of increased commodity costs, most notably eggs, soybean oil, dairy ingredients and garlic, in addition to higher freight costs and the lower second quarter sales volume. These costs were partially offset by supply chain savings realized from our lean six sigma program and modest inflationary pricing in our Foodservice segment. Excluding the impact of pricing, total raw-material costs were estimated to have negatively affected our gross margins by 2% and less than 2% of consolidated net sales for the three and six months ended December 31, 2017, respectively. Higher freight costs were estimated to have negatively affected our gross margins by less than 1% of net sales for both the three and six months ended December 31, 2017. The prior-year results for both the quarter and year-to-date periods reflected a notable benefit from significantly lower ingredient costs with only a modest offset of deflationary pricing.
Selling, General and Administrative Expenses

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
SG&A Expenses	$36,676	$34,381	$2,295	7%	$67,827	$64,261	$3,566	6%
SG&A Expenses as a Percentage of Net Sales	11.5%	10.5%			11.0%	10.4%
Selling, general and administrative (“SG&A”) expenses increased 7% and 6% for the three and six months ended December 31, 2017, respectively. The increase in these costs reflected continued investments in personnel and strategic business initiatives to support our future growth and incremental amortization expense and other recurring noncash charges attributed to Angelic. These increases were partially offset by a lower level of promotional spending. Additionally, the prior-year’s second quarter corporate expenses included a favorable non-recurring item related to closed business operations.

Operating Income
The foregoing factors contributed to consolidated operating income totaling $47.3 million and $91.6 million for the three and six months ended December 31, 2017, respectively. Our operating income can be summarized as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Operating Income
Retail	$37,316	$42,905	$(5,589)	(13)%	$70,183	$77,711	$(7,528)	(10)%
Foodservice	13,409	19,147	(5,738)	(30)%	28,097	39,166	(11,069)	(28)%
Corporate Expenses	(3,460)	(2,694)	(766)	28%	(6,689)	(6,765)	76	(1)%
Total	$47,265	$59,358	$(12,093)	(20)%	$91,591	$110,112	$(18,521)	(17)%
Operating Margin
Retail	20.8%	23.5%			20.6%	23.2%
Foodservice	9.6%	13.3%			10.1%	13.9%
Total	14.8%	18.2%			14.8%	17.8%
See discussion of operating results by segment following the discussion of “Net Income” below.
Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for the three months ended December 31, 2017 decreased by $11.9 million to $47.7 million from the prior-year total of $59.6 million. Income before income taxes for the six months ended December 31, 2017 and 2016 was $92.4 million and $110.4 million, respectively.
Taxes Based on Income
Our effective tax rate was 18.5% and 34.5% for the six months ended December 31, 2017 and 2016, respectively. The current-year rate was impacted by the Tax Cuts and Jobs Act of 2017 (“Tax Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. Since we file our tax return based on our fiscal year, the statutory tax rate for our 2018 tax return will be a blended rate of approximately 28.1%. In addition to the effect of the lower overall federal tax rate, the Tax Act resulted in a $9 million one-time benefit for the preliminary re-measurement of our net deferred tax liability in the quarter ended December 31, 2017. Excluding the impact of this one-time benefit, our effective tax rate was 28.3% for the six months ended December 31, 2017, and we expect our effective tax rate to remain at approximately 28.3% for the remainder of our fiscal year. Looking ahead to 2019, we expect an effective tax rate of approximately 24%.
Our taxes based on income for the current year consist of the following components:

(Dollars in thousands)	Three Months Ended December 31, 2017		Six Months Ended December 31, 2017
One-time benefit on preliminary re-measurement of net deferred tax liability	$(8,878)	(18.6)%	$(8,878)	(9.6)%
Net windfall tax benefits - stock-based compensation	(101)	(0.2)%	(180)	(0.2)%
Federal, state and local provision	10,736	22.5%	26,113	28.3%
Taxes Based on Income	$1,757	3.7%	$17,055	18.5%
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allows for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. We have recorded an estimate of the impact of the Tax Act within our December 31, 2017 financial statements, including the impact of items recorded within accumulated other comprehensive loss and do not expect material changes to the amounts initially recorded. However, we will continue to evaluate the impacts of the Tax Act and record adjustments, as needed, based on changes to our estimates. The Financial Accounting Standards Board has proposed new accounting guidance regarding the treatment of the impact of the Tax Act on those items recorded within accumulated other comprehensive loss, but this guidance has not been finalized.

On July 1, 2017, we adopted new accounting guidance for stock-based compensation that, among other things, requires the recognition of windfall tax benefits and shortfall tax deficiencies in our income tax expense, instead of equity. For the six months ended December 31, 2017, the impact of net windfall tax benefits reduced our effective tax rate by 0.2%. Going forward, this adoption may result in increased volatility to our income tax expense and resulting net income, dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. This adoption is discussed in further detail in Note 1 to the condensed consolidated financial statements.
Net Income
As influenced by the factors noted above, particularly the impact of the Tax Act, second quarter net income for 2018 of $45.9 million increased from the preceding year’s net income for the quarter of $39.0 million and year-to-date net income of $75.3 million was higher than the prior year-to-date total of $72.4 million. Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended December 31. As a result, and due to the change in net income for each year, net income per share for the second quarter of 2018 totaled $1.67 per diluted share, as compared to net income of $1.42 per diluted share in the prior year. Year-to-date net income per share was $2.74 per diluted share, as compared to $2.63 per diluted share for the prior-year period. The estimated favorable impact of the Tax Act on second quarter and year-to-date net income was $14.5 million, or $.53 per diluted share, which includes the cumulative effect of a lower federal income tax rate and a $9 million one-time benefit from the preliminary re-measurement of our net deferred tax liability.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Net Sales	$179,286	$182,794	$(3,508)	(2)%	$341,430	$335,456	$5,974	2%
Operating Income	$37,316	$42,905	$(5,589)	(13)%	$70,183	$77,711	$(7,528)	(10)%
Operating Margin	20.8%	23.5%			20.6%	23.2%
For the three months ended December 31, 2017, Retail segment net sales decreased 2% as growth from Olive Garden® dressings, a full quarter contribution from Angelic, reduced trade spending and lower coupon redemptions were more than offset by disruptions in the production and supply of our New York BRAND® Bakery frozen garlic bread products and a slowdown in late-December outbound shipments due to insufficient freight capacity. The impact of pricing on Retail net sales was minimal.
Year-to-date net sales for the Retail segment reached $341.4 million, a 2% increase from the prior-year total of $335.5 million driven by growth from our Olive Garden® dressings and Sister Schubert’s® frozen dinner rolls and incremental sales from Angelic.
For the three and six months ended December 31, 2017, Retail segment operating income and related margins decreased due to the impact of lower second quarter sales, increased commodity and freight costs, recent investments in personnel and business growth initiatives and incremental amortization expense and other recurring noncash charges attributed to Angelic. These higher costs were partially offset by supply chain savings realized from our lean six sigma program and lower consumer promotional spending. The prior-year operating income and related margins reflected a significant benefit from lower ingredient costs.
Foodservice Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2017	2016	Change		2017	2016	Change
Net Sales	$140,379	$143,979	$(3,600)	(3)%	$277,151	$282,678	$(5,527)	(2)%
Operating Income	$13,409	$19,147	$(5,738)	(30)%	$28,097	$39,166	$(11,069)	(28)%
Operating Margin	9.6%	13.3%			10.1%	13.9%
For the three and six months ended December 31, 2017, Foodservice segment net sales decreased 3% and 2%, respectively, reflecting continued overall softness in the restaurant industry resulting in a decline in sales to our national chain restaurant accounts, including limited-time-offer programs, as compared to the prior year. As discussed in the Retail segment, a slowdown in late-December outbound shipments due to insufficient freight capacity also hindered sales. These declines were partially offset by a modest level of inflationary pricing totaling less than 1% of net sales for both the three and six months ended December 31, 2017.
For the three and six months ended December 31, 2017, the declines in Foodservice segment operating income and related margins were driven by the impact of lower sales volumes, increased commodity and freight costs and recent investments in personnel and business growth initiatives. These higher costs were partially offset by supply chain savings realized from our lean six sigma program and inflationary pricing. The prior-year operating income and related margins reflected a significant benefit from lower ingredient costs that was only partially offset by deflationary pricing.
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
LOOKING FORWARD
Looking forward, we expect our fiscal third quarter net sales to be favorably impacted by the earlier Easter holiday in the current year. We expect volume-driven growth in our Retail segment with support from recent and upcoming new product introductions. Price increases were taken in the Retail segment early in the third quarter as we try to recover the increases in commodity and freight costs we have seen in the first half of the year. To address the disruptions in the production and supply of our frozen garlic bread products, we are implementing corrective actions to recover and meet demand, but expect these sales to remain constrained through the third quarter. In the Foodservice segment, we anticipate sales growth will remain challenged by continued sluggish sales throughout the restaurant industry. However, projected volume growth from select national chain restaurant accounts, a modest level of inflationary pricing and additional Foodservice segment price increases implemented early in the third quarter in response to higher commodity and freight costs should help to overcome industry headwinds.
Based on current market conditions, we foresee some abatement in commodity and freight costs starting in the third quarter, but still expect these costs to remain above last year’s level for the balance of the fiscal year. Supply chain efficiency gains, cost savings from our lean six sigma program and our pricing actions will help offset these higher costs.
FINANCIAL CONDITION
For the six months ended December 31, 2017, net cash provided by operating activities totaled $84.0 million, as compared to $76.1 million in the prior-year period. This increase was due to higher net income, increases in noncash charges for depreciation and amortization, an increase in the noncash acquisition-related contingent consideration and lower working capital requirements, partially offset by the decrease in deferred income taxes as a result of the Tax Act. The lower level of working capital requirements occurred primarily within accounts payable and accrued liabilities, due to extended payment terms, and receivables, as a result of the timing of shipments and related payment terms to major customers, offset somewhat by other current assets due to the timing of estimated tax payments and the favorable impact of the Tax Act.
Cash used in investing activities for the six months ended December 31, 2017 was $15.6 million, as compared to $46.7 million in the prior year. This decrease reflects cash paid for the acquisition of Angelic in November 2016, as partially offset by a higher level of capital expenditures in 2018, with the largest amounts spent on new equipment to increase capacity and/or improve operational efficiencies.
Cash used in financing activities for the six months ended December 31, 2017 of $32.7 million increased from the prior-year total of $29.0 million. This increase was primarily due to higher dividend payments in the current year. There was also an increase in share repurchases of $0.8 million in the six months ended December 31, 2017. At December 31, 2017, 1,404,289 shares remained authorized for future buyback under the existing share repurchase program.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at December 31, 2017. At December 31, 2017, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.

The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2017, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At December 31, 2017, we were not aware of any event that would constitute a default under this facility.
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
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of December 31, 2017 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material costs associated with changes in product demand or pricing, there have been no significant changes to the contractual obligations disclosed in our 2017 Annual Report on Form 10-K.
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
Items which could impact these forward-looking statements include, but are not limited to:

•	the reaction of customers or consumers to price increases we may implement;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	dependence on contract manufacturers, distributors and freight transporters;

•	fluctuations in the cost and availability of ingredients and packaging;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	price and product competition;

•	the impact of customer store brands on our branded retail volumes;

•	the success and cost of new product development efforts;

•	dependence on key personnel and changes in key personnel;

•	the effect of consolidation of customers within key market channels;

•	the lack of market acceptance of new products;

•	the ability to successfully grow recently acquired businesses;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	the potential for loss of larger programs or key customer relationships;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	efficiencies in plant operations;

•	the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;

•	stability of labor relations;

•	the outcome of any litigation or arbitration;

•	the impact, if any, of certain contingent liabilities associated with our withdrawal from a multiemployer pension plan;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	changes in estimates in critical accounting judgments; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2017 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2017 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which 1,404,289 shares remained authorized for future repurchases at December 31, 2017. This share repurchase authorization does not have a stated expiration date. In the second quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1-31, 2017	—	$—	—	1,404,320
November 1-30, 2017	—	$—	—	1,404,320
December 1-31, 2017 (1)	31	$133.37	31	1,404,289
Total	31	$133.37	31	1,404,289

(1)
Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.

Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	January 30, 2018	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	January 30, 2018	By:	/s/ DOUGLAS A. FELL
Douglas A. Fell
Treasurer, Vice President,
Assistant Secretary and
Chief Financial Officer
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2017
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