Form 10-Q
period 2018-03-31
LANCASTER COLONY CORP
filed 2018-05-01
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 19, 2018, there were 27,478,263 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	March 31, 2018	June 30, 2017
ASSETS
Current Assets:
Cash and equivalents	$187,330	$143,104
Receivables	76,731	69,922
Inventories:
Raw materials	34,452	28,447
Finished goods	53,662	47,929
Total inventories	88,114	76,376
Other current assets	11,840	11,744
Total current assets	364,015	301,146
Property, Plant and Equipment:
Land, buildings and improvements	128,378	124,673
Machinery and equipment	288,351	272,582
Total cost	416,729	397,255
Less accumulated depreciation	229,316	216,584
Property, plant and equipment-net	187,413	180,671
Other Assets:
Goodwill	168,030	168,030
Other intangible assets-net	57,182	60,162
Other noncurrent assets	9,925	6,396
Total	$786,565	$716,405
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$58,187	$41,353
Accrued liabilities	36,329	35,270
Total current liabilities	94,516	76,623
Other Noncurrent Liabilities	43,446	38,598
Deferred Income Taxes	15,740	25,207
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-March-27,478,232 shares; June-27,448,424 shares	118,106	115,174
Retained earnings	1,263,443	1,206,671
Accumulated other comprehensive loss	(10,652)	(8,936)
Common stock in treasury, at cost	(738,034)	(736,932)
Total shareholders’ equity	632,863	575,977
Total	$786,565	$716,405
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands, except per share data)	2018	2017	2018	2017
Net Sales	$296,174	$293,834	$914,755	$911,968
Cost of Sales	228,261	221,929	687,424	665,690
Gross Profit	67,913	71,905	227,331	246,278
Selling, General and Administrative Expenses	30,248	32,253	98,075	96,514
Multiemployer Pension Settlement and Related Costs	—	17,639	—	17,639
Operating Income	37,665	22,013	129,256	132,125
Other, Net	375	144	1,145	437
Income Before Income Taxes	38,040	22,157	130,401	132,562
Taxes Based on Income	10,419	7,686	27,474	45,735
Net Income	$27,621	$14,471	$102,927	$86,827
Net Income Per Common Share:
Basic	$1.01	$0.53	$3.75	$3.17
Diluted	$1.00	$0.53	$3.74	$3.16

Cash Dividends Per Common Share	$0.60	$0.55	$1.75	$1.60

Weighted Average Common Shares Outstanding:
Basic	27,405	27,379	27,399	27,369
Diluted	27,458	27,442	27,456	27,438
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands)	2018	2017	2018	2017
Net Income	$27,621	$14,471	$102,927	$86,827
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	134	170	402	508
Amortization of prior service credit, before tax	(45)	(46)	(136)	(136)
Total Other Comprehensive Income, Before Tax	89	124	266	372
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(41)	(63)	(140)	(188)
Amortization of prior service credit, tax	14	17	47	50
Total Tax Expense	(27)	(46)	(93)	(138)
Other Comprehensive Income, Net of Tax	62	78	173	234
Comprehensive Income	$27,683	$14,549	$103,100	$87,061
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
(Amounts in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$102,927	$86,827
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	19,899	18,350
Change in acquisition-related contingent consideration	1,514	682
Deferred income taxes and other changes	(8,633)	(3,576)
Stock-based compensation expense	3,484	3,110
Pension plan activity	(362)	(183)
Changes in operating assets and liabilities:
Receivables	(6,828)	(6,934)
Inventories	(11,738)	(3,107)
Other current assets	(303)	(6,527)
Accounts payable and accrued liabilities	16,879	18,569
Net cash provided by operating activities	116,839	107,211
Cash Flows From Investing Activities:
Cash paid for acquisitions, net of cash acquired	(318)	(34,997)
Payments for property additions	(22,561)	(20,059)
Other-net	(36)	88
Net cash used in investing activities	(22,915)	(54,968)
Cash Flows From Financing Activities:
Payment of dividends	(48,044)	(43,886)
Purchase of treasury stock	(1,102)	(866)
Tax withholdings for stock-based compensation	(552)	(820)
Net cash used in financing activities	(49,698)	(45,572)
Net change in cash and equivalents	44,226	6,671
Cash and equivalents at beginning of year	143,104	118,080
Cash and equivalents at end of period	$187,330	$124,751
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$37,196	$55,913
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

	March 31,
	2018	2017
Construction in progress in Accounts Payable	$1,279	$1,887
Accrued Workers Compensation - Noncurrent
Accrued workers compensation included in Other Noncurrent Liabilities was $12.5 million and $8.5 million at March 31, 2018 and June 30, 2017, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net income	$27,621	$14,471	$102,927	$86,827
Net income available to participating securities	(58)	(23)	(206)	(149)
Net income available to common shareholders	$27,563	$14,448	$102,721	$86,678

Weighted average common shares outstanding – basic	27,405	27,379	27,399	27,369
Incremental share effect from:
Nonparticipating restricted stock	2	1	3	3
Stock-settled stock appreciation rights	51	62	54	66
Weighted average common shares outstanding – diluted	27,458	27,442	27,456	27,438

Net income per common share – basic	$1.01	$0.53	$3.75	$3.17
Net income per common share – diluted	$1.00	$0.53	$3.74	$3.16
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Accumulated other comprehensive loss at beginning of period	$(8,825)	$(11,194)	$(8,936)	$(11,350)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	143	179	429	536
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(9)	(9)	(27)	(28)
Amortization of prior service credit	(45)	(46)	(136)	(136)
Total other comprehensive income, before tax	89	124	266	372
Total tax expense	(27)	(46)	(93)	(138)
Other comprehensive income, net of tax	62	78	173	234
Tax Cuts and Jobs Act of 2017, Reclassification from accumulated other comprehensive loss to retained earnings (1)	(1,889)	—	(1,889)	—
Accumulated other comprehensive loss at end of period	$(10,652)	$(11,116)	$(10,652)	$(11,116)
(1) See further discussion of this reclassification under the caption “Recently Adopted Accounting Standards” within Note 1.
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
In May 2014, the FASB issued new accounting guidance for the recognition of revenue and issued subsequent clarifications of this new guidance in 2016 and 2017. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This model is based on a control approach rather than the current risks and rewards model. The new guidance would also require expanded disclosures. Since we did not early adopt this standard, the guidance will be effective for us in fiscal 2019 including interim periods and will require either retrospective application to each prior period presented or modified retrospective application with the cumulative effect of initially applying the standard recognized at the date of adoption. We are currently evaluating the method of adoption but believe that we will apply the modified retrospective approach. We are finalizing our assessment of the impact that this standard will have on our accounting policies, processes, system requirements, internal controls and disclosures using internal resources and the assistance of a third party. We have completed a review of selected customer contracts and are evaluating the impact of the new standard on certain common practices currently employed by us and by other manufacturers of consumer products. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations. However, there will be additional required disclosures in the notes to the consolidated financial statements upon adoption.
In February 2016, the FASB issued new accounting guidance to require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months and issued subsequent clarifications of this new guidance in 2018. This guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease). Both lease classifications require the lessee to record a right-of-use asset and a lease liability based upon the present value of the lease payments. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the consolidated financial statements. The guidance will be effective for us in fiscal 2020 including interim periods using a modified retrospective approach. We are currently evaluating the impact of this guidance.
Recently Adopted Accounting Standards
In February 2018, the FASB issued new accounting guidance to allow a reclassification from accumulated other comprehensive income/loss to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Act”). GAAP requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax rates with the effect of the change included in income from continuing operations even when the related income tax effects of items in accumulated other comprehensive income/loss were originally recognized in other comprehensive income rather than in income from continuing operations. We adopted the new guidance on a prospective basis in the quarter ended March 31, 2018 and elected to reclassify these stranded tax effects resulting from the Tax Act from accumulated other comprehensive loss to retained earnings in the period of adoption. These tax effects related to the impact of the change in the federal income tax rate on pension and postretirement benefit amounts remaining in accumulated other comprehensive loss, and the reclassification resulted in a net increase in accumulated other comprehensive loss of $1.9 million and a corresponding increase in retained earnings. Our accounting policy is to release stranded tax effects from accumulated other comprehensive loss. As this guidance only relates to balance sheet classification, there was no impact on the Condensed Consolidated Statements of Income.
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
Our contingent consideration, which is measured at fair value on a recurring basis, is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes our contingent consideration:

	Fair Value Measurements at March 31, 2018
	Level 1	Level 2	Level 3	Total
Acquisition-related contingent consideration	$—	$—	$16,542	$16,542

	Fair Value Measurements at June 30, 2017
	Level 1	Level 2	Level 3	Total
Acquisition-related contingent consideration	$—	$—	$15,028	$15,028
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table represents our Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Acquisition-related contingent consideration at beginning of period	$16,021	$14,096	$15,028	$—
Additions	—	—	—	13,872
Changes in fair value included in Selling, General and Administrative Expenses	521	458	1,514	682
Acquisition-related contingent consideration at end of period	$16,542	$14,554	$16,542	$14,554
Note 4 – Long-Term Debt
At March 31, 2018 and June 30, 2017, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 8, 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
At March 31, 2018 and June 30, 2017, we had no borrowings outstanding under the Facility. At March 31, 2018, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three and nine months ended March 31, 2018 and 2017.
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
Note 5 – Commitments and Contingencies
At March 31, 2018, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
With our acquisition of Angelic, we have a contingent liability recorded for the earn-out associated with the transaction. See further discussion in Note 3.
Note 6 – Goodwill and Other Intangible Assets
As described in Notes 1 and 8, we changed our reportable segments as of July 1, 2017 when our organizational structure changed. Using a relative fair value approach, we reassigned our existing goodwill balance to the two new reporting units that directly align with our new Retail and Foodservice reportable segments. Based on this approach, goodwill attributable to the Retail and Foodservice segments was $119.3 million and $48.7 million, respectively, at March 31, 2018 and June 30, 2017.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets.

	March 31, 2018	June 30, 2017
Tradenames (20 to 30-year life)
Gross carrying value	$50,321	$50,321
Accumulated amortization	(4,586)	(3,130)
Net carrying value	$45,735	$47,191
Trademarks (27-year life)
Gross carrying value	$370	$370
Accumulated amortization	(328)	(241)
Net carrying value	$42	$129
Customer Relationships (10 to 15-year life)
Gross carrying value	$14,207	$14,207
Accumulated amortization	(8,002)	(7,160)
Net carrying value	$6,205	$7,047
Technology / Know-how (10-year life)
Gross carrying value	$6,350	$6,350
Accumulated amortization	(1,523)	(1,047)
Net carrying value	$4,827	$5,303
Non-compete Agreements (5-year life)
Gross carrying value	$791	$791
Accumulated amortization	(418)	(299)
Net carrying value	$373	$492
Total net carrying value	$57,182	$60,162
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Amortization expense	$1,007	$1,001	$2,980	$2,538
Total annual amortization expense for each of the next five years is estimated to be as follows:

2019	$3,858
2020	$3,823
2021	$3,738
2022	$3,664
2023	$3,105
Note 7 – Income Taxes
The Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law on December 22, 2017 with an effective date of January 1, 2018. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. Since we file our tax return based on our fiscal year, the statutory federal income tax rate for our 2018 tax return will be a blended rate of 28.1%. In addition to the effect of the lower overall federal tax rate, the Tax Act resulted in a $9 million one-time benefit for the preliminary re-measurement of our net deferred tax liability in the quarter ended December 31, 2017.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allows for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. We recorded an estimate of the impact of the Tax Act within our December 31, 2017 financial statements, including the impact of items recorded within accumulated

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

other comprehensive loss. There were no material changes to these estimates in the quarter ended March 31, 2018. We will continue to evaluate the impacts of the Tax Act and record adjustments, as needed, but do not expect material changes to the amounts recorded. In February 2018, the FASB issued new accounting guidance to allow a reclassification from accumulated other comprehensive income/loss to retained earnings for stranded tax effects resulting from the Tax Act. We recorded this reclassification in the quarter ended March 31, 2018. See further discussion under the caption “Recently Adopted Accounting Standards” in Note 1.
Prepaid federal income taxes of $5.9 million and $6.1 million were included in Other Current Assets at March 31, 2018 and June 30, 2017, respectively. Prepaid state and local income taxes of $0.6 million and $0.9 million were included in Other Current Assets at March 31, 2018 and June 30, 2017, respectively.
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
Retail - The vast majority of the products we sell in the Retail segment are sold through sales personnel, food brokers and distributors. We have placement of products in U.S. grocery produce departments through our refrigerated salad dressings, vegetable dips and fruit dips. Our flatbread products and sprouted grain bakery products are generally placed in the specialty bakery/deli section of the grocery store. We also have products typically marketed in the shelf-stable section of the grocery store, which include salad dressing, slaw dressing, dry egg noodles and croutons. Within the frozen food section of the grocery store, we also have prominent market positions of frozen yeast rolls, garlic breads and egg noodles.
Foodservice - The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors. Products we sell in the Foodservice segment are often custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. The majority of our Foodservice sales are products sold under branded and private label to distributors and restaurants primarily in the United States. Additionally, a portion of our sales are frozen specialty noodles, pasta and flatbreads sold to industrial customers for use as ingredients or components in their products.
Within our organization, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity, as many of our products are similar between the two segments. Consequently, we do not prepare, and the CODM does not review, separate balance sheets for the reportable segments. As such, our external reporting will not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at March 31, 2018 is generally consistent with that of June 30, 2017.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We continue to evaluate our segments based on net sales and operating income. The following summary of financial information reflects the results of the Retail and Foodservice segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net Sales
Retail	$152,011	$151,782	$493,441	$487,238
Foodservice	144,163	142,052	421,314	424,730
Total	$296,174	$293,834	$914,755	$911,968
Operating Income
Retail	$26,321	$29,129	$96,504	$106,840
Foodservice	14,296	13,590	42,393	52,756
Multiemployer Pension Settlement and Related Costs	—	(17,639)	—	(17,639)
Corporate Expenses	(2,952)	(3,067)	(9,641)	(9,832)
Total	$37,665	$22,013	$129,256	$132,125
Note 9 – Stock-Based Compensation
There have been no changes to our stock-based compensation plans from those disclosed in our 2017 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.6 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Year-to-date SSSARs compensation expense was $1.7 million for the current-year period compared to $1.3 million for the prior-year period. At March 31, 2018, there was $5.4 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $0.6 million for the three months ended March 31, 2018 and 2017 and $1.8 million for the nine months ended March 31, 2018 and 2017. At March 31, 2018, there was $5.0 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
We have made substantial capital investments to support our existing operations and future growth opportunities. For example, we recently expanded our warehousing capacity at Angelic to help meet anticipated growth in demand for our sprouted grain bakery products. Based on our current plans and expectations, we believe our capital expenditures for 2018 will approximate $30 million. We will fund our remaining capital needs in 2018 with cash generated from operations.

RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Profit

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Net Sales
Retail	$152,011	$151,782	$229	—%	$493,441	$487,238	$6,203	1%
Foodservice	144,163	142,052	2,111	1%	421,314	424,730	(3,416)	(1)%
Total	$296,174	$293,834	$2,340	1%	$914,755	$911,968	$2,787	—%
Gross Profit	$67,913	$71,905	$(3,992)	(6)%	$227,331	$246,278	$(18,947)	(8)%
Gross Margin	22.9%	24.5%			24.9%	27.0%
In November 2016, we acquired Angelic and its results of operations have been included in our condensed consolidated financial statements from the date of acquisition in the Retail segment.
Consolidated net sales for the three months ended March 31, 2018 increased 1% as Foodservice net sales improved while Retail net sales were essentially flat. Consolidated net sales for the nine months ended March 31, 2018 were nearly flat compared to the prior year-to-date period as the 1% increase in Retail segment net sales was largely offset by a decline in Foodservice segment net sales.
Consolidated gross profit and related margins declined for the three and nine months ended March 31, 2018, driven by the impact of increased commodity costs, most notably eggs for the quarter and year-to-date periods, as well as soybean oil, dairy ingredients and garlic for the year-to-date period. Higher freight costs also impacted both comparative periods. These increased costs were partially offset by supply chain savings realized from our lean six sigma program and pricing actions taken in our Foodservice segment in the quarter ended March 31, 2018. Excluding the impact of pricing, total raw-material costs were estimated to have negatively affected our gross margins by nearly 1% and more than 1% of consolidated net sales for the three and nine months ended March 31, 2018, respectively. Higher freight costs were estimated to have negatively affected our gross margins by nearly 1% and less than 1% of net sales for the three and nine months ended March 31, 2018, respectively. The prior-year quarterly results reflected the net impact of deflationary foodservice pricing and flat commodity costs. The prior-year results for the year-to-date period reflected a notable benefit from significantly lower ingredient costs with only a modest offset from deflationary pricing.
Selling, General and Administrative Expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
SG&A Expenses	$30,248	$32,253	$(2,005)	(6)%	$98,075	$96,514	$1,561	2%
SG&A Expenses as a Percentage of Net Sales	10.2%	11.0%			10.7%	10.6%
Selling, general and administrative (“SG&A”) expenses decreased 6% for the quarter and increased 2% for the year-to-date period. The decline in SG&A expenses for the quarter was due to reduced spending for consumer promotions and cost savings gained through the realignment of our retail broker network. The year-to-date increase in these costs reflected incremental amortization expense and other recurring noncash charges attributed to Angelic during the first half of 2018 as well as a higher level of investments in personnel and business growth initiatives. These increases were partially offset by a lower level of promotional spending.
Multiemployer Pension Settlement and Related Costs
In January 2017 the employees at our Bedford Heights, Ohio plant voted to ratify a new collective bargaining agreement. Among other terms, the new agreement provided for our complete withdrawal from the underfunded multiemployer Cleveland Bakers and Teamsters Pension Fund. In lieu of contributions to the pension fund, we are making non-elective contributions for the union employees at the Bedford Heights, Ohio plant into a union-sponsored 401(k) plan. We initially funded the new 401(k) plan and paid a withdrawal liability as settlement of our portion of underfunded pension benefits of the multiemployer plan. We recorded a one-time charge of $17.6 million for the multiemployer pension settlement and other benefit-related costs in the quarter ended March 31, 2017. Given the unusual nature of these significant indirect costs, this charge was not allocated to our two reportable segments.

Operating Income
The foregoing factors contributed to consolidated operating income totaling $37.7 million and $129.3 million for the three and nine months ended March 31, 2018, respectively. Our operating income can be summarized as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Operating Income
Retail	$26,321	$29,129	$(2,808)	(10)%	$96,504	$106,840	$(10,336)	(10)%
Foodservice	14,296	13,590	706	5%	42,393	52,756	(10,363)	(20)%
Multiemployer Pension Settlement and Related Costs	—	(17,639)	17,639	(100)%	—	(17,639)	17,639	(100)%
Corporate Expenses	(2,952)	(3,067)	115	(4)%	(9,641)	(9,832)	191	(2)%
Total	$37,665	$22,013	$15,652	71%	$129,256	$132,125	$(2,869)	(2)%
Operating Margin
Retail	17.3%	19.2%			19.6%	21.9%
Foodservice	9.9%	9.6%			10.1%	12.4%
Total	12.7%	7.5%			14.1%	14.5%
See discussion of operating results by segment following the discussion of “Net Income” below.
Income Before Income Taxes
As impacted by the factors discussed above, most notably the one-time charge of $17.6 million in the prior-year third quarter for the multiemployer pension settlement and related costs, income before income taxes for the three months ended March 31, 2018 increased by $15.8 million to $38.0 million from the prior-year total of $22.2 million. Income before income taxes for the nine months ended March 31, 2018 and 2017 was $130.4 million and $132.6 million, respectively.
Taxes Based on Income
Our effective tax rate was 21.1% and 34.5% for the nine months ended March 31, 2018 and 2017, respectively. The current-year rate was impacted by the Tax Cuts and Jobs Act of 2017 (“Tax Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. Since we file our tax return based on our fiscal year, the statutory federal income tax rate for our 2018 tax return will be a blended rate of 28.1%. In addition to the effect of the lower overall federal tax rate, the Tax Act resulted in a $9 million one-time benefit for the preliminary re-measurement of our net deferred tax liability in the quarter ended December 31, 2017. Excluding the impact of this one-time benefit, our effective tax rate was 28.5% for the nine months ended March 31, 2018, and we expect our effective tax rate to remain at approximately 28.5% for the final quarter of our fiscal year. Looking ahead to 2019, we expect an effective tax rate of approximately 24%.
Our taxes based on income for the current year consist of the following components:

(Dollars in thousands)	Three Months Ended March 31, 2018		Nine Months Ended March 31, 2018
One-time benefit on preliminary re-measurement of net deferred tax liability	$(330)	(0.9)%	$(9,208)	(7.1)%
Net windfall tax benefits - stock-based compensation	(209)	(0.5)%	(389)	(0.3)%
Federal, state and local provision	10,958	28.8%	37,071	28.5%
Taxes Based on Income	$10,419	27.4%	$27,474	21.1%
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allows for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. We recorded an estimate of the impact of the Tax Act within our December 31, 2017 financial statements, including the impact of items recorded within accumulated other comprehensive loss. As noted in the table above, there were no material changes to these estimates in the quarter ended March 31, 2018. We will continue to evaluate the impacts of the Tax Act and record adjustments, as needed, but do not expect material changes to the amounts recorded. In February 2018, the Financial Accounting Standards Board issued new accounting guidance to allow a reclassification from accumulated other comprehensive income/loss to retained earnings for stranded tax effects resulting from the Tax Act. We recorded this reclassification in the quarter ended March 31, 2018. See further discussion under the caption “Recently Adopted Accounting Standards” in Note 1 to the condensed consolidated financial statements.
On July 1, 2017, we adopted new accounting guidance for stock-based compensation that, among other things, requires the recognition of windfall tax benefits and shortfall tax deficiencies in our income tax expense, instead of equity. For the nine months ended March 31, 2018, the impact of net windfall tax benefits reduced our effective tax rate by 0.3%. This adoption may result in increased volatility to our income tax expense and resulting net income, dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. This adoption is discussed in further detail under the caption “Recently Adopted Accounting Standards” in Note 1 to the condensed consolidated financial statements.
Net Income
As influenced by the factors noted above, particularly the impact of the Tax Act and the prior-year multiemployer pension charge, third quarter net income for 2018 of $27.6 million increased from the preceding year’s net income for the quarter of $14.5 million and year-to-date net income of $102.9 million was higher than the prior year-to-date total of $86.8 million. Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended March 31. As a result, and due to the change in net income for each year, net income per share for the third quarter of 2018 totaled $1.00 per diluted share, as compared to net income of $0.53 per diluted share in the prior year. Year-to-date net income per share was $3.74 per diluted share, as compared to $3.16 per diluted share for the prior-year period.
In the nine months ended March 31, 2018, the Tax Act resulted in a one-time deferred tax benefit of $9 million or $.33 per diluted share. For the three and nine months ended March 31, 2017, the estimated impact of the multiemployer pension charge was $0.42 per diluted share.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Net Sales	$152,011	$151,782	$229	—%	$493,441	$487,238	$6,203	1%
Operating Income	$26,321	$29,129	$(2,808)	(10)%	$96,504	$106,840	$(10,336)	(10)%
Operating Margin	17.3%	19.2%			19.6%	21.9%
For the three months ended March 31, 2018, Retail segment net sales were essentially flat as sales of shelf-stable dressings and sauces under license agreements remained a growth driver while frozen bread sales volumes declined from the prior-year quarter as we recovered from the disruptions in the supply of our garlic toast products. We implemented pricing actions for our primary refrigerated produce dressings and dips as planned, but our net price realization for the quarter was marginalized by offsetting trade spend, including our previous commitments to retailer promotional activities.
Year-to-date net sales for the Retail segment reached $493.4 million, a 1% increase from the prior-year total of $487.2 million driven by growth from our shelf-stable licensed dressings and sauces, increased volumes for frozen dinner rolls and incremental sales from Angelic. The impact of pricing on Retail net sales was minimal for the year-to-date period.
For the three and nine months ended March 31, 2018, Retail segment operating income and related margins decreased due to the impact of increased commodity and freight costs. Year-to-date results were also impacted by incremental amortization expense and other recurring noncash charges attributed to Angelic during the first half of 2018 as well as our investments in personnel and business growth initiatives. These higher costs were partially offset by supply chain savings realized from our lean six sigma program, lower consumer promotional and other trade spending and lower brokerage costs due to the realignment of our retail broker network. The prior-year operating income and related margins reflected a significant benefit from lower ingredient costs for the year-to-date period.
Foodservice Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Net Sales	$144,163	$142,052	$2,111	1%	$421,314	$424,730	$(3,416)	(1)%
Operating Income	$14,296	$13,590	$706	5%	$42,393	$52,756	$(10,363)	(20)%
Operating Margin	9.9%	9.6%			10.1%	12.4%

For the three months ended March 31, 2018, Foodservice segment net sales increased 1% as driven by pricing actions taken to help offset higher freight and commodity costs as well as volume increases for frozen yeast rolls and frozen pasta. For the nine months ended March 31, 2018, Foodservice segment net sales decreased 1% as improvements due to pricing actions that were taken in the third quarter and higher volumes for frozen yeast rolls were more than offset by the continued overall softness in the restaurant industry resulting in a decline in sales to our national chain restaurant accounts, including limited-time-offer programs, as compared to the prior year. Inflationary pricing totaled more than 1% and 1% of net sales for the three and nine months ended March 31, 2018, respectively.
The increase in Foodservice operating income and related margins for the three months ended March 31, 2018 was mainly due to the pricing actions taken to help offset increased freight and commodity costs. For the nine months ended March 31, 2018, the decline in Foodservice segment operating income and related margins was driven by the impact of the year-to-date lower sales volumes, increased commodity and freight costs and our investments in personnel and business growth initiatives. These higher costs were partially offset by supply chain savings realized from our lean six sigma program and inflationary pricing. The prior-year operating income and related margins reflected a significant benefit from lower ingredient costs for the year-to-date period.
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
LOOKING FORWARD
Looking forward to our fiscal fourth quarter, based on current market conditions we foresee continued challenges coming from commodity and freight costs as these costs are expected to remain above last year’s level. We have initiatives in place or planned for both the short- and long-term to address these higher freight and commodity costs including pricing actions, a more optimized distribution network and tactical procurement.
We expect volume-driven growth in our Retail segment with support from recent and upcoming new product introductions. We also expect improved net price realization for price increases that began in the third quarter in the Retail segment and incremental benefit from further Retail pricing actions planned for the fourth quarter. In the Foodservice segment, we anticipate projected volume growth from select national chain restaurant accounts and distributors of our branded products, as well as continued benefits from Foodservice segment price increases that were implemented early in the third quarter.
If successful, we expect our planned pricing actions for both segments to significantly offset the higher commodity and freight costs mentioned above.
FINANCIAL CONDITION
For the nine months ended March 31, 2018, net cash provided by operating activities totaled $116.8 million, as compared to $107.2 million in the prior-year period. This increase was due to higher net income as partially offset by the decrease in deferred income taxes as a result of the Tax Act.
Cash used in investing activities for the nine months ended March 31, 2018 was $22.9 million, as compared to $55.0 million in the prior year. This decrease reflects cash paid for the acquisition of Angelic in November 2016, as partially offset by a higher level of capital expenditures in 2018, with the largest amounts spent on warehousing and new equipment to increase capacity and/or improve operational efficiencies.
Cash used in financing activities for the nine months ended March 31, 2018 of $49.7 million increased from the prior-year total of $45.6 million. This increase was primarily due to higher dividend payments in the current year.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at March 31, 2018. At March 31, 2018, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.

The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2018, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At March 31, 2018, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our cash requirements through 2018 and 2019. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of March 31, 2018 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material costs associated with changes in product demand or pricing, there have been no significant changes to the contractual obligations disclosed in our 2017 Annual Report on Form 10-K.
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
Items which could impact these forward-looking statements include, but are not limited to:

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	fluctuations in the cost and availability of ingredients and packaging;

•	the reaction of customers or consumers to price increases we may implement;

•	price and product competition;

•	the impact of customer store brands on our branded retail volumes;

•	dependence on contract manufacturers, distributors and freight transporters;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	dependence on key personnel and changes in key personnel;

•	the effect of consolidation of customers within key market channels;

•	the ability to successfully grow recently acquired businesses;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	the potential for loss of larger programs or key customer relationships;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	efficiencies in plant operations;

•	the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;

•	stability of labor relations;

•	the outcome of any litigation or arbitration;

•	the impact, if any, of certain contingent liabilities associated with our withdrawal from a multiemployer pension plan;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	changes in estimates in critical accounting judgments; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2017 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2017 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 shares, of which 1,402,219 shares remained authorized for future repurchases at March 31, 2018. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1-31, 2018	—	$—	—	1,404,289
February 1-28, 2018 (1)	2,070	$120.47	2,070	1,402,219
March 1-31, 2018	—	$—	—	1,402,219
Total	2,070	$120.47	2,070	1,402,219

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

LANCASTER COLONY CORPORATION
(Registrant)
Date:	May 1, 2018	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	May 1, 2018	By:	/s/ DOUGLAS A. FELL
Douglas A. Fell
Treasurer, Vice President,
Assistant Secretary and
Chief Financial Officer
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2018
INDEX TO EXHIBITS

Exhibit Number	Description	Located at

10.1*	Form of Restricted Stock Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan	Filed herewith

10.2*	Form of Stock Appreciation Rights Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan	Filed herewith

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.