Form 10-K
period 2018-06-30
LANCASTER COLONY CORP
filed 2018-08-27
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price at which such Common Stock was last sold as of December 31, 2017 was $2,415.3 million.
As of August 2, 2018, there were 27,490,006 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its November 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
Effective July 1, 2017, David A. Ciesinski, our President and Chief Operating Officer, succeeded John B. Gerlach, Jr. as our Chief Executive Officer (“CEO”). As President and CEO, Mr. Ciesinski became our principal executive officer and chief operating decision maker (“CODM”). This change resulted in modifications to the CODM’s approach to managing the business, assessing performance and allocating resources. Consequently, beginning on July 1, 2017, our segment reporting structure was amended to align with these changes, and our financial results are now presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. All historical information was retroactively conformed to the current presentation. These segment changes had no effect on previously reported consolidated net sales, operating income, net income or earnings per share. The financial information relating to our business segments for the three years ended June 30, 2018, 2017 and 2016 is included in Note 10 to the consolidated financial statements, and located in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.
Retail Segment
The following table presents the primary Retail products we manufacture and sell under our brand names:

Products	Brand Names
Frozen Breads
Frozen garlic breads	New York BRAND Bakery
Frozen Parkerhouse style yeast rolls and dinner rolls	Sister Schubert’s
Refrigerated Dressings, Dips and Other
Salad dressings	Marzetti, Simply Dressed, Simply 60
Vegetable dips and fruit dips	Marzetti
Flatbread wraps and pizza crusts	Flatout
Sprouted grain bakery products	Angelic Bakehouse
Shelf-Stable Dressings and Croutons
Salad dressings	Marzetti, Cardini’s, Girard’s
Croutons and salad toppings	New York BRAND Bakery, Chatham Village, Marzetti
We also manufacture and sell other products pursuant to brand license agreements including Olive Garden® dressings and Buffalo Wild Wings® sauces. Additionally, a small portion of our Retail sales are products sold under private label to retailers.

The vast majority of the products we sell in the Retail segment are sold through sales personnel, food brokers and distributors in the United States. We have placement of products in grocery produce departments through our refrigerated salad dressings, vegetable dips and fruit dips. Our flatbread products and sprouted grain bakery products are generally placed in the specialty bakery/deli section of the grocery store. We also have products typically marketed in the shelf-stable section of the grocery store, which include salad dressing, slaw dressing and croutons. Within the frozen food section of the grocery store, we have prominent market positions of frozen yeast rolls and garlic breads.
Our top five Retail customers accounted for 55%, 54% and 54% of this segment’s total net sales in 2018, 2017 and 2016, respectively.
We continue to rely upon our strong retail brands, innovation expertise, geographic and channel expansion and customer relationships for future growth. Our category-leading retail brands and commitment to new product development help drive increased consumer demand in our Retail segment. Strategic acquisitions are also part of our future growth plans, with a focus on fit and value.
Our quarterly Retail sales are affected by seasonal fluctuations, primarily in the fiscal second quarter and the Easter holiday season when sales of certain frozen retail products tend to be most pronounced. Our quarterly Retail sales can also be affected by the timing of seasonal shipments of certain fruit dips between the first and second quarters. The impacts on working capital are not significant. We do not utilize any franchises or concessions. In addition to the owned and licensed trademarked brands discussed above, we also own and operate under innumerable other intellectual property rights, including patents, copyrights, formulas, proprietary trade secrets, technologies, know-how processes and other unregistered rights. We consider our owned and licensed intellectual property rights to be essential to our Retail business.
Foodservice Segment
The majority of our Foodservice sales are products sold under private label to restaurants.
The following table presents the primary Foodservice products we manufacture and sell under our brand names:

Products	Brand Names
Dressings and Sauces
Salad dressings	Marzetti, Simply Dressed
Frozen Breads and Other
Frozen garlic breads	New York BRAND Bakery
Frozen Parkerhouse style yeast rolls and dinner rolls	Sister Schubert’s
Frozen pasta	Marzetti Frozen Pasta
The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls.
Our top five Foodservice direct customers accounted for 64%, 68% and 69% of this segment’s total net sales in 2018, 2017 and 2016, respectively. Within our Foodservice segment, typically our largest direct customers are distributors that distribute our products primarily to foodservice national chain restaurant accounts.
In the Foodservice segment, sales growth results from general volume gains or geographic expansion of our established customer base, and we also grow our business with existing and new customers by leveraging our culinary skills and experience to support the development of new products and menu offerings.
The operations of this segment are not affected to any material extent by seasonal fluctuations. We do not utilize any franchises or concessions. We own and operate under innumerable intellectual property rights, including patents, copyrights, formulas, proprietary trade secrets, technologies, know-how processes and other unregistered rights. We consider our owned intellectual property rights to be essential to our Foodservice business.

NET SALES BY CLASS OF PRODUCTS
The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products that account for at least 10% of our consolidated net sales in any year from 2016 through 2018:

	2018	2017	2016
Retail Segment:
Frozen breads	21%	21%	20%
Refrigerated dressings, dips and other	18%	18%	18%
Shelf-stable dressings and croutons	14%	14%	14%
Foodservice Segment:
Dressings and sauces	35%	36%	37%
Frozen breads and other	12%	11%	11%
Net sales attributable to Walmart Inc. (“Walmart”) totaled 17%, 17% and 16% of consolidated net sales for 2018, 2017 and 2016, respectively. Net sales attributable to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., totaled 15%, 16% and 19% of consolidated net sales for 2018, 2017 and 2016, respectively. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain restaurant accounts, principally in the quick service, fast casual and casual dining channels. In general, these national chain restaurants have direct relationships with us for culinary research and development, menu development and production needs, but choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these national chain restaurants, and we invoice McLane for these sales. The decline in net sales to McLane in both 2018 and 2017 was primarily attributed to the choice of certain national chain restaurants to switch to a different distributor. The decline for 2017 was also influenced by our targeted business rationalization efforts with certain national chain restaurants that began in mid-2016. No other direct customer accounted for more than 10% of consolidated net sales during these years.
MANUFACTURING
The majority of our products are manufactured and packaged at our 16 food plants located throughout the United States. Most of these plants produce products for both the Retail and Foodservice segments. Efficient and cost-effective production remains a key focus as evidenced by our lean six sigma initiative. Certain items are also manufactured and packaged by third parties located in the United States, Canada and Europe.
BACKLOG
Orders are generally filled in five to ten days. We do not view the amount of backlog at any particular point in time as a meaningful indicator of longer-term shipments.
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
ENVIRONMENTAL MATTERS
Our operations are subject to various federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations did not have a material effect upon the level of capital expenditures, earnings or our competitive position in 2018 and is not expected to have a material impact in 2019.
EMPLOYEES AND LABOR RELATIONS
As of June 30, 2018 we had 2,900 employees, 20% of which are represented under various collective bargaining contracts. 4% of our employees are represented under a collective bargaining contract that will expire within one year. While we believe that labor relations with all our employees are satisfactory, a prolonged labor dispute or an organizing attempt could have a material adverse effect on our business and results of operations.

FOREIGN OPERATIONS AND EXPORT SALES
Over 95% of our products are sold in the United States. Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations. We do not have any fixed assets located outside of the United States.
RAW MATERIALS
During 2018, we obtained adequate supplies of raw materials and packaging. We rely on a variety of raw materials and packaging for the day-to-day production of our products, including soybean oil, various sweeteners, eggs, dairy-related products, flour, various films and plastic and paper packaging materials.
We purchase the majority of these materials on the open market to meet current requirements, but we also have some fixed-price contracts with terms generally one year or less. See further discussion in our “Risk Factors” section below and our contractual obligations disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Although the availability and price of certain of these materials are influenced by weather, disease and the level of global demand, we anticipate that future sources of supply for 2019 will generally be available and adequate for our needs.

Item 1A. Risk Factors
An investment in our common stock is subject to certain risks inherent in our business. Before making an investment decision, investors should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K.
If any of the following risks occur, our business, results of operations, financial condition and cash flows could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly.
We may be subject to business disruptions, product recalls or other claims for real or perceived safety issues regarding our food products.
We can be impacted by both real and unfounded claims regarding the safety of our operations, or concerns regarding mislabeled, adulterated, contaminated or spoiled food products. Any of these circumstances could necessitate a voluntary or mandatory recall due to a substantial product hazard, a need to change a product’s labeling or other consumer safety concerns. A pervasive product recall may result in significant loss due to the costs of a recall, related legal claims, including claims arising from bodily injury or illness caused by our products, the destruction of product inventory, or lost sales due to product unavailability. A highly publicized product recall, whether involving us or any related products made by third parties, also could result in a loss of customers or an unfavorable change in consumer sentiment regarding our products or any category in which we operate. In addition an allegation of noncompliance with federal or state food laws and regulations could force us to cease production, stop selling our products or create significant adverse publicity that could harm our credibility and decrease market acceptance of our products. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows. While we believe our insurance related to these matters is consistent with industry practice, any potential claim under our policies may exceed our insurance coverage, may be subject to certain exceptions or may not be honored fully, in a timely manner, or at all.
We may be subject to a loss of sales or increased costs due to adverse publicity or consumer concern regarding the safety, quality or healthfulness of food products, whether with our products, competing products or other related food products.
We are highly dependent upon consumers’ perception of the safety, quality and possible dietary attributes of our products. As a result, substantial negative publicity concerning one or more of our products, or other foods similar to or in the same food group as our products, could lead to lower demand for our products and/or reduced prices and lost sales. Substantial negative publicity, even when false or unfounded, could also hurt the image of our brands or cause consumers to choose other products or avoid categories in which we operate. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Certain negative publicity regarding the food industry or our products could also increase our cost of operations. The food industry has been subject to negative publicity concerning the health implications of genetically modified organisms, added sugars, trans fat, salt, artificial growth hormones, ingredients sourced from foreign suppliers and other supply chain concerns. Consumers may increasingly require that our products and processes meet stricter standards than are required by applicable governmental agencies, thereby increasing the cost of manufacturing our products. If we fail to adequately respond to any such consumer concerns, we could suffer lost sales and damage our brand image or our reputation. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

A disruption of production at certain manufacturing facilities could result in an inability to provide adequate levels of customer service.
Because we source certain products from single manufacturing sites and use third party manufacturers for significant portions of our production needs for certain products, it is possible that we could experience a production disruption that results in a reduction or elimination of the availability of some of our products. If we are not able to obtain alternate production capability in a timely manner, or on favorable terms, it could have a negative impact on our business, results of operations, financial condition and cash flows, including the potential for long-term loss of product placement with various customers.
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
Competitive conditions within our Retail and Foodservice markets could impact our sales volumes and operating profits.
Competition within all of our markets is expected to remain intense. Numerous competitors exist, many of which are larger than us in size. These competitive conditions could lead to significant downward pressure on the prices of our products, which could have a material adverse effect on our sales and profitability.
Competitive considerations in the various product categories in which we sell are numerous and include price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to remain relevant to consumer preferences and trends. In order to maintain our existing market share or capture increased market share among our retail and foodservice channels, we may decide to increase our spending on marketing and promotional costs, advertising and new product innovation. The success of marketing, advertising and new product innovation is subject to risks, including uncertainties about trade and consumer acceptance. As a result, any such increased expenditures may not maintain or enhance market share and could result in lower profitability.
Walmart is our largest Retail customer. The loss of, or a significant reduction in, Walmart’s business, or an adverse change in the financial condition of Walmart, could result in a material adverse effect on our business, results of operations, financial condition and cash flows.
Our net sales to Walmart represented 17% of consolidated net sales for the year ended June 30, 2018. Our accounts receivable balance from Walmart as of June 30, 2018 was $20.1 million. While our relationship with Walmart has been long-standing and is believed to be good, it is important to recognize that we may not be able to maintain this relationship and Walmart is not contractually obligated to purchase from us. In addition, changes in Walmart’s general business model, such as reducing the shelf space devoted to the branded products we market, or devoting more shelf space to competing products, could adversely affect the profitability of our business with Walmart, even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Walmart’s financial condition or other disruptions to Walmart, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
McLane is our largest Foodservice customer. An adverse change in the financial condition of McLane could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our net sales to McLane represented 15% of consolidated net sales for the year ended June 30, 2018. Our accounts receivable balance from McLane as of June 30, 2018 was $7.8 million. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain restaurant accounts, principally in the quick service, fast casual and casual dining channels. In general, these national chain restaurants have direct relationships with us for culinary research and development, menu development and production needs, but choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these national chain restaurants, and we invoice McLane for these sales. Thus, unfavorable changes in the financial condition of McLane could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the loss of, or significant reduction in our business with the underlying national chain restaurants, or other disruptions, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows. We believe that our relationship with McLane and the underlying national chain restaurants is good, but we cannot ensure that we will be able to maintain these relationships. McLane and the underlying national chain restaurants are not typically committed to long-term contractual obligations with us, and they may switch to other suppliers that offer lower prices, differentiated products or customer service that McLane and/or the underlying national chain restaurants perceive to be more favorable. In addition, changes in the general business model of McLane, or the underlying national chain restaurants, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

A single indirect national chain restaurant account represents a significant portion of our Foodservice segment sales. The loss of, or a significant reduction in this national chain restaurant’s business, or an adverse change in the financial condition of this national chain restaurant, could result in a material adverse effect on our business, results of operations, financial condition and cash flows.
Our net sales to a single national chain restaurant account, which are made indirectly through several foodservice distributors, represented 13% of consolidated net sales for the year ended June 30, 2018. While our relationship has been long-standing and is believed to be very good, it is recognized that we may not be able to maintain this relationship in the future. We do not have any long-term purchase commitments, and we may be unable to continue to sell our products in the same quantities or on the same terms as in the past. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Further, unfavorable changes in this national chain restaurant’s financial condition or other disruptions, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
We rely on the performance of major retailers, mass merchants, wholesalers, food brokers, distributors and foodservice customers for the success of our business and, should they perform poorly or give higher priority to other brands or products, our business could be adversely affected.
Within our Retail and Foodservice segments, we sell our products principally to retail and foodservice channels, including traditional supermarkets, mass merchants, warehouse clubs, specialty food distributors, foodservice distributors and national chain restaurants. Poor performance by our customers or our inability to collect accounts receivable from our customers, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, our future growth and profitability may be unfavorably impacted by recent changes in the competitive landscape for our Retail segment customers. As consolidation in the retail grocery industry continues and our retail customers also grow larger and become more sophisticated, they may demand improved efficiency, lower pricing, increased promotional programs, or specifically tailored products. Further, these customers are reducing their inventories and increasing their emphasis on private label products and other products holding top market positions. Traditional retail grocers are also being pressured by the growing presence of deep discount retailers that emphasize private label product offerings and lower price points. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our business, results of operations, financial condition and cash flows could be adversely affected.
Furthermore, within our Retail segment, many of our customers offer competitor branded products and their own store branded products that compete directly with our products for shelf space and consumer purchases. Accordingly, there is a risk that these customers give higher priority or promotional support to their store branded products or to the products of our competitors or discontinue the use of our products in favor of their store branded products or other competing products. Failure to maintain our retail shelf space or priority with these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows. Likewise, our foodservice distributors often offer their own branded products that compete directly with our products.
Emerging channels such as online retailers and home meal kit delivery services also continue to evolve and impact both the retail and foodservice industries. Our presence in these emerging channels is currently underdeveloped and while we have plans to pursue future opportunities in these emerging channels, our ultimate success and the resulting impacts to our financial results is uncertain.
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
We manufacture and sell numerous products pursuant to brand license agreements including Olive Garden® dressings and Buffalo Wild Wings® sauces. We believe that our relationships with our brand licensors are good, but we cannot ensure that we will maintain those relationships. Many of our brand license agreements can be terminated or not renewed at the option of the licensor upon short notice to us. The termination of our brand license agreements, the failure to renew our brand license agreements on terms favorable to us, or the impairment of our relationship with our brand licensors could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, we increasingly rely on electronic marketing, such as social media platforms and the use of online marketing strategies, to support and enhance our brands. This “e-commerce” marketplace is growing and evolving quickly and allows for the rapid dissemination of information regarding our brands by us and consumers. We may not be able to successfully adapt our marketing efforts to this rapidly changing marketplace, which could have a material adverse impact on our business, financial condition and results of operations. Further, negative opinions or commentary posted online regarding our brands, regardless of their underlying merits or accuracy, could diminish the value of our brands and have a material adverse effect on our business, results of operations, financial condition and cash flows.
Increases in the costs or limitations to the availability of raw materials we use to produce and package our products could adversely affect our business by increasing our costs to produce goods.
Our principal raw-material needs include soybean oil, various sweeteners, eggs, dairy-related products, flour, water and various films, plastic and paper packaging materials. Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing or distribution capabilities, or to the capabilities of our suppliers or contract manufacturers, due to factors that are hard to predict or beyond our control, such as adverse weather conditions, natural disasters, fire, terrorism, pandemics, strikes or other events. Production of the agricultural commodities used in our business may also be adversely affected by drought, water scarcity, temperature extremes, scarcity of suitable agricultural land, worldwide demand, changes in international trade arrangements, livestock disease (for example, avian influenza), crop disease and/or crop pests.
We purchase a majority of our key raw materials on the open market. Our ability to avoid the adverse effects of a pronounced, sustained price increase in our raw materials is limited. We have observed increased volatility in the costs of many of these raw materials in recent years, including 2018. In general, eggs have been our most volatile raw material over the past three years, principally due to an outbreak of avian influenza in late 2015 in the United States and certain issues affecting egg production in Europe beginning in our second quarter of 2018.
Similarly, fluctuating petroleum prices and transportation capacity have, from time to time, impacted our costs of resin-based packaging and our costs of inbound freight on all purchased materials. In 2018, we experienced dramatic changes in our freight costs due to several factors that placed constraints on our transportation capacity in the United States.
We try to limit our exposure to price fluctuations for raw materials by periodically entering into longer-term, fixed-price contracts for certain raw materials, but we cannot ensure success in limiting our exposure. We may experience further increases in the costs of raw materials, and we may try to offset such cost increases with higher prices or other measures. However, we may be unable to successfully implement offsetting measures or unable to do so in a timely manner. Such cost increases, as well as an inability to effectively implement additional measures to offset higher costs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The availability and cost of transportation for our products is vital to our success, and the loss of availability or increase in the cost of transportation could have an unfavorable impact on our business, results of operations, financial condition and cash flows.
Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products, including refrigerated trailers for many of our products, is a key factor to our success. Delays in transportation, including weather-related delays, could have a material adverse effect on our business and results of operations. Further, higher fuel costs and increased line haul costs due to industry capacity constraints, customer delivery requirements and a more restrictive regulatory environment could also negatively impact our financial results. We are often required to pay fuel surcharges that fluctuate with the price of diesel fuel to third-party transporters of our products, and such surcharges can be substantial. Any sudden or dramatic increases in the price of diesel fuel would serve to increase our fuel surcharges and our cost of goods sold. If we were unable to pass higher freight costs to our customers in the form of price increases, those higher costs could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We are subject to federal, state and local government regulations that could adversely affect our business and results of operations.
Our business operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations promulgated under the Federal Food, Drug and Cosmetic Act and the Food Safety Modernization Act. We cannot predict whether future regulation by various federal, state and local governmental entities and agencies would adversely affect our business, results of operations, financial condition and cash flows.

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
We may require significant capital expenditures to maintain, improve or replace aging infrastructure and facilities, which could adversely affect our cash flows.
Much of our infrastructure and facilities have been in service for many years, which may result in a higher level of future maintenance costs and unscheduled repairs. Further, our infrastructure and facilities may need to be improved or replaced to maintain or increase operational efficiency, sustain production capacity, or meet changing regulatory requirements. A significant increase in maintenance costs and capital expenditures could adversely affect our financial condition, results of operations and cash flows. In addition, a failure to operate our facilities optimally could result in declining customer service capabilities, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We increasingly rely on information technology systems to conduct and manage our business operations, including the processing, transmitting, and storing of electronic information. For example, our sales group and our production and distribution facilities utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology and an uninterrupted and functioning infrastructure, including telecommunications. Our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures and other security issues. If we are unable to adequately protect against these vulnerabilities, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information.
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
Our inability to successfully renegotiate collective bargaining contracts and any prolonged work stoppages could have an adverse effect on our business, results of operations, financial condition and cash flows.
We believe that our labor relations with employees under collective bargaining contracts are satisfactory, but our inability to negotiate the renewal of any collective bargaining agreements, including the agreement at our Milpitas, California facility, which is currently scheduled to expire in December 2018, or any prolonged work stoppages could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may incur liabilities related to multiemployer pension plans which could adversely affect our financial results.
Through 2017, we contributed to two multiemployer pension plans under certain collective bargaining agreements that provide pension benefits to employees and retired employees who are part of the plans. On January 21, 2017, the employees at our Bedford Heights, Ohio plant voted to ratify a new collective bargaining agreement that provided for our complete withdrawal from the multiemployer pension plan associated with that facility. At this time, we still contribute to a multiemployer pension plan related to our facility in Milpitas, California.
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
We are subject to volatility in energy-related costs that affect the cost of producing and distributing our products, including our petroleum-derived packaging materials. Furthermore, any sudden and dramatic increases in electricity or natural gas costs could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We limit our exposure to price fluctuations in energy-related costs by periodically entering into longer-term, fixed-price contracts for natural gas and electricity supply to some of our manufacturing facilities. However, due to the inherent variability of contractual terms and end dates, in addition to the extent to which the energy markets in which we operate have been deregulated to allow for contracted supply, we will retain some level of exposure to future price fluctuations for our energy-related costs.
The loss of the services of one or more members of our senior management team could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
As of June 30, 2018, Mr. Gerlach owned or controlled 30% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power may also have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We use 1.9 million square feet of space for our operations. Of this space, 0.6 million square feet are leased. These amounts exclude facilities operated by third-party service providers.
The following table summarizes our principal manufacturing locations (including aggregation of multiple facilities):

Location	Principal Products Produced	Business Segment(s)	Terms of Occupancy
Altoona, IA	Frozen pasta	Retail and Foodservice	Owned
Bedford Heights, OH	Frozen breads	Retail and Foodservice	Owned
Columbus, OH	Sauces, dressings, dips	Retail and Foodservice	Owned
Cudahy, WI	Sprouted grain bakery products	Retail	Owned
Horse Cave, KY	Sauces, dressings, frozen rolls	Retail and Foodservice	Owned
Luverne, AL	Frozen rolls	Retail and Foodservice	Owned
Milpitas, CA	Sauces and dressings	Retail and Foodservice	Owned
Saline, MI	Flatbread products	Retail and Foodservice	Owned
Wareham, MA (1)	Croutons	Retail and Foodservice	Leased

(1)	Fully leased for terms expiring in fiscal 2019 and fiscal 2024.

The following table summarizes our principal warehouses, which are used to distribute products to our customers:

Location	Business Segment(s)	Terms of Occupancy
Altoona, IA (1)	Retail and Foodservice	Leased
Attalla, AL	Retail and Foodservice	Third-party service
Columbus, OH (2)	Retail and Foodservice	Leased
Grove City, OH	Retail and Foodservice	Owned
Horse Cave, KY	Retail and Foodservice	Owned
Milpitas, CA (3)	Retail and Foodservice	Leased

(1)	Fully leased for term expiring in fiscal 2020.

(2)	Fully leased for term expiring in fiscal 2022.

(3)	Fully leased for term expiring in fiscal 2021.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on The NASDAQ Global Select Market under the symbol LANC. The following table sets forth the high and low prices for Lancaster Colony Corporation common stock and the dividends paid for each quarter of 2018 and 2017. Stock prices were provided by The NASDAQ Stock Market LLC.

	Stock Prices		Dividends Paid Per Share
	High	Low
2018
First Quarter	$127.90	$113.34	$0.55
Second Quarter	$135.86	$116.25	0.60
Third Quarter	$132.35	$115.81	0.60
Fourth Quarter	$141.58	$118.91	0.60
Year			$2.35

2017
First Quarter	$137.71	$117.50	$0.50
Second Quarter	$143.67	$125.71	0.55
Third Quarter	$149.30	$125.82	0.55
Fourth Quarter	$131.79	$119.38	0.55
Year			$2.15
The number of shareholders of record as of August 2, 2018 was approximately 770. This is not the actual number of beneficial owners of our common stock, as shares are held in “street name” by brokers and others on behalf of individual owners. The highest and lowest prices for our common stock from July 1, 2018 to August 2, 2018 were $147.59 and $137.97.
We have increased our regular cash dividends for 55 consecutive years. Future dividends will depend on our earnings, financial condition and other factors.
Issuer Purchases of Equity Securities
In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,402,219 common shares remained authorized for future repurchases at June 30, 2018. This share repurchase authorization does not have a stated expiration date. In the fourth quarter, we did not repurchase any of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1-30, 2018	—	$—	—	1,402,219
May 1-31, 2018	—	$—	—	1,402,219
June 1-30, 2018	—	$—	—	1,402,219
Total	—	$—	—	1,402,219

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
OF LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX
AND THE DOW JONES U.S. FOOD PRODUCERS INDEX

The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2013 in each of our Common Stock, the S&P Midcap 400 Index and the Dow Jones U.S. Food Producers Index. The total return calculation assumes that all dividends are reinvested, including any special dividends.

Cumulative Total Return (Dollars)
	6/13	6/14	6/15	6/16	6/17	6/18
Lancaster Colony Corporation	100.00	124.48	121.26	181.08	176.86	203.43
S&P Midcap 400	100.00	125.24	133.25	135.02	160.09	181.71
Dow Jones U.S. Food Producers	100.00	120.27	134.23	159.55	153.11	150.01
There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the above graph.

Item 6. Selected Financial Data
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY

	Years Ended June 30,
(Thousands Except Per Share Figures)	2018	2017	2016	2015	2014
Operations
Net Sales (1)	$1,222,925	$1,201,842	$1,191,109	$1,104,514	$1,041,075
Gross Profit (1)	$303,513	$318,764	$299,629	$257,692	$248,568
Percent of Net Sales	24.8%	26.5%	25.2%	23.3%	23.9%
Multiemployer Pension Settlement and Related Costs	$—	$17,635	$—	$—	$—
Income From Continuing Operations Before Income Taxes (1)	$174,203	$175,516	$184,633	$154,552	$153,279
Percent of Net Sales	14.2%	14.6%	15.5%	14.0%	14.7%
Taxes Based on Income (1) (4)	$38,889	$60,202	$62,869	$52,866	$52,293
Income From Continuing Operations (1) (4)	$135,314	$115,314	$121,764	$101,686	$100,986
Percent of Net Sales	11.1%	9.6%	10.2%	9.2%	9.7%
Continuing Operations Diluted Net Income Per Common Share (1) (4)	$4.92	$4.20	$4.44	$3.72	$3.69
Cash Dividends Per Common Share - Regular	$2.35	$2.15	$1.96	$1.82	$1.72
Cash Dividends Per Common Share - Special	$—	$—	$5.00	$—	$—

Financial Position
Total Assets (2)	$804,491	$716,405	$634,732	$702,156	$627,301
Property, Plant and Equipment-Net (1)	$190,813	$180,671	$169,595	$172,311	$168,674
Property Additions (1) (3)	$31,025	$27,005	$16,671	$18,298	$15,645
Depreciation and Amortization (1)	$26,896	$24,906	$24,147	$21,111	$18,993
Long-Term Debt	$—	$—	$—	$—	$—
Shareholders’ Equity (4)	$652,282	$575,977	$513,598	$580,918	$528,597
Per Common Share	$23.73	$20.98	$18.73	$21.23	$19.33
Weighted Average Common Shares Outstanding-Diluted (4)	27,459	27,440	27,373	27,327	27,308

(1)	Amounts for 2014 exclude the impact of the discontinued Glassware & Candles segment operations.

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

(4)
Amounts for 2018 reflect the impact of the adoption of new accounting guidance for stock-based compensation, including the following provisions that were applied on a prospective basis: (a) the inclusion of the tax consequences related to stock-based compensation within the computation of income tax expense versus equity and (b) assumed proceeds used in the calculation of weighted average shares no longer include the amount of excess tax benefits. As a result, the amounts for 2018 may not be comparable to amounts for prior years.

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
Effective July 1, 2017, David A. Ciesinski, our President and Chief Operating Officer, succeeded John B. Gerlach, Jr. as our CEO. As President and CEO, Mr. Ciesinski became our principal executive officer and CODM. This change resulted in modifications to the CODM’s approach to managing the business, assessing performance and allocating resources. Consequently, beginning on July 1, 2017, our segment reporting structure was amended to align with these changes, and our financial results are now presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. All historical information was retroactively conformed to the current presentation. These segment changes had no effect on previously reported consolidated net sales, operating income, net income or earnings per share. See Note 10 to the consolidated financial statements for further information about our segments.
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
We have made substantial capital investments to support our existing operations and future growth opportunities. For example, we recently expanded our warehousing capacity at Angelic to help meet anticipated growth in demand for our sprouted grain bakery products. Based on our current plans and expectations, we believe our capital expenditures for 2019 could total between $60 and $80 million, which includes a substantial investment for a frozen dinner roll capacity expansion project that we expect to complete in mid-2020. We anticipate we will be able to fund all of our capital needs in 2019 with cash generated from operations and cash on hand.

Summary of 2018 Results
Consolidated net sales reached a record $1,223 million during 2018, increasing by 2% as compared to prior-year net sales of $1,202 million, with both the Retail and Foodservice segments contributing to this growth.
Gross profit decreased 5% to $303.5 million from the prior-year total of $318.8 million. This decline resulted from considerably higher commodity and freight costs, partially offset by supply chain savings realized from our lean six sigma program and pricing actions taken beginning in the third quarter of 2018 in response to the cost increases. The prior-year results reflected a notable benefit from significantly lower ingredient costs in the first half of 2017 with only a modest offset from deflationary pricing.
In 2018, net income totaled $135.3 million, or $4.92 per diluted share, including a one-time benefit of $9.5 million, or $0.35 per diluted share, for the re-measurement of our net deferred tax liability due to the Tax Cuts and Jobs Act of 2017 (“Tax Act”). In 2017, net income totaled $115.3 million, or $4.20 per diluted share, including the multiemployer pension after-tax charge of $11.5 million, or $0.42 per diluted share, compared to $121.8 million, or $4.44 per diluted share, in 2016.
Looking Forward
For 2019, we expect volume-driven growth in our Retail segment with support from recent and upcoming new product introductions. We also anticipate continued progress with net price realization from the price increases that began in the second half of 2018 and better-optimized trade spending in the Retail segment. In the Foodservice segment, we anticipate volume growth from select national chain restaurant accounts and distributors of our branded products, as well as continued benefits from Foodservice segment price increases that were implemented early in the third quarter of 2018.
We will also continue to consider acquisition opportunities that are consistent with our growth strategy and represent good value or otherwise provide significant strategic benefits.
Among the many factors that may impact our ability to improve sales and operating margins in the coming year are the success of our continued investment in innovation and new products, growth from existing product lines, the level of net price realization in the Retail segment and the extent of efficiency gains and cost savings resulting from our lean six sigma program and other supply chain initiatives.
Based on current market conditions, commodity costs are projected to remain unfavorable in fiscal 2019, although to a lesser extent than we experienced in fiscal 2018. Freight costs are also expected to persist as a headwind through the first half of the fiscal year. We have initiatives in place or planned for both the short- and long-term to address these higher freight and commodity costs including pricing actions, a more optimized distribution network and tactical procurement. Future changes in ingredient costs, as well as other material costs, will be influenced by the size of agricultural harvests in both the United States and other parts of the world and related global demand, economic conditions, tariffs and the regulatory environment.
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
The Tax Act was signed into law on December 22, 2017 with an effective date of January 1, 2018. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. The statutory federal income tax rate for our 2019 tax return will be 21%, a reduction from the blended rate of 28.1% for our 2018 federal tax return. We expect an overall effective tax rate of approximately 24% for 2019.
We will adopt new accounting guidance for revenue recognition on July 1, 2018. The adoption of this standard will not have a material impact on our financial position or results of operations. However, there will be additional required disclosures in the notes to the consolidated financial statements upon adoption. See further discussion in Note 1 to the consolidated financial statements.
We will adopt new accounting guidance for changes in the presentation of net periodic pension cost and net periodic postretirement benefit cost on July 1, 2018. The amendments will require retrospective application for the income statement presentation provisions. We expect only changes in classification on the income statement. See further discussion in Note 1 to the consolidated financial statements.
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

RESULTS OF CONSOLIDATED OPERATIONS
Segment Sales Mix
The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2018	2017	2016
Segment Sales Mix:
Retail	53%	53%	52%
Foodservice	47%	47%	48%
Net Sales and Gross Profit

	Year Ended June 30,			Change
(Dollars in thousands)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Net Sales
Retail	$650,234	$641,417	$619,384	$8,817	1%	$22,033	4%
Foodservice	572,691	560,425	571,725	12,266	2%	(11,300)	(2)%
Total	$1,222,925	$1,201,842	$1,191,109	$21,083	2%	$10,733	1%
Gross Profit	$303,513	$318,764	$299,629	$(15,251)	(5)%	$19,135	6%
Gross Margin	24.8%	26.5%	25.2%
In November 2016, we acquired Angelic and its results of operations have been included in the Retail segment within our consolidated financial statements from the date of acquisition.
2018 to 2017
Consolidated net sales for the year ended June 30, 2018 increased 2% to a new record of $1,223 million from the prior-year record total of $1,202 million. This growth was driven by increases in both Retail and Foodservice net sales and resulted from pricing actions, which were taken during the second half of 2018 in response to higher freight and commodity costs, as well as reduced retail trade spending and lower coupon expense. Our sales volume, as measured by pounds shipped, was essentially flat. Retail net sales represented 53% of total net sales in both 2018 and 2017.
Our gross margin declined to 24.8% in 2018 compared to 26.5% in 2017 due to the impact of increased commodity costs, most notably eggs, as well as soybean oil, flour and dairy ingredients, and higher freight costs. The increase in freight costs resulted from several factors adversely affecting transportation capacity within the United States, including severe weather, rising diesel fuel costs, new regulations, driver availability and a growing U.S. economy. These increased costs were partially offset by supply chain savings realized from our lean six sigma program and pricing actions taken in our Retail and Foodservice segments primarily in the second half of 2018. Excluding the impact of pricing, total raw-material costs were estimated to have negatively affected our gross margins by 1% of net sales. We estimate higher freight costs to have negatively affected our gross margins by nearly 1% of net sales. The prior-year results reflected a notable benefit from significantly lower ingredient costs in the first half of 2017 with only a modest offset from deflationary pricing.
2017 to 2016
Consolidated net sales for the year ended June 30, 2017 increased 1% to a then record of $1,202 million from the prior-year record total of $1,191 million. This growth was driven by higher Retail net sales as partially offset by lower Foodservice net sales. Excluding Angelic, our overall sales volume, as measured by pounds shipped, improved by 1%. Pricing had a net deflationary impact of nearly 1% of net sales for 2017. As a percentage of total net sales, Retail net sales increased slightly to 53% from 52% in 2016.
Our gross margin increased to 26.5% in 2017 compared with 25.2% in 2016 due to the influence of overall lower raw-material costs, primarily for eggs, but also for flour, honey and certain packaging materials. Margins also benefited from a more favorable sales mix, partially offset by higher retail trade spending and deflationary pricing in the Foodservice segment. Excluding pricing actions, total raw-material costs were estimated to have positively affected our gross margins by 2% of net sales.

Selling, General and Administrative Expenses

	Year Ended June 30,			Change
(Dollars in thousands)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
SG&A Expenses	$131,406	$126,381	$115,059	$5,025	4%	$11,322	10%
SG&A Expenses as a Percentage of Net Sales	10.7%	10.5%	9.7%
The 2018 increase in selling, general and administrative (“SG&A”) expenses reflected a higher level of investments in personnel and business growth initiatives, incremental amortization expense and other recurring noncash charges attributed to Angelic during the first half of 2018, and the impact of a prior-year one-time benefit from the full settlement of a class-action lawsuit related to a provider of in-store promotional advertising. The higher level of SG&A expenses was partially offset by lower promotional spending and savings gained through the realignment of our retail broker network beginning in the second half of 2018. The 2017 increase in SG&A expenses reflected investments in key leadership personnel and strategic business initiatives during the second half of 2017 to support future growth. Transaction costs, incremental amortization expense and other recurring noncash charges attributed to the Angelic business acquired in November 2016 also impacted SG&A expenses in 2017.
Multiemployer Pension Settlement and Related Costs
In 2017 the employees at our Bedford Heights, Ohio plant voted to ratify a new collective bargaining agreement. Among other terms, the new agreement provided for our complete withdrawal from the underfunded multiemployer Cleveland Bakers and Teamsters Pension Fund. In lieu of contributions to the pension fund, we are making non-elective contributions for the union employees at the Bedford Heights, Ohio plant into a union-sponsored 401(k) plan. We initially funded the new 401(k) plan and paid a withdrawal liability as settlement of our portion of underfunded pension benefits of the multiemployer plan. We recorded a one-time charge of $17.6 million in 2017 for the multiemployer pension settlement and other benefit-related costs. Given the unusual nature of these significant indirect costs, this charge was not allocated to our two reportable segments.
Operating Income

	Year Ended June 30,			Change
(Dollars in thousands)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Operating Income
Retail	$126,391	$138,470	$134,900	$(12,079)	(9)%	$3,570	3%
Foodservice	58,432	66,216	61,692	(7,784)	(12)%	4,524	7%
Multiemployer Pension Settlement and Related Costs	—	(17,635)	—	17,635	(100)%	(17,635)	N/M
Corporate Expenses	(12,716)	(12,303)	(12,022)	(413)	3%	(281)	2%
Total	$172,107	$174,748	$184,570	$(2,641)	(2)%	$(9,822)	(5)%
Operating Margin
Retail	19.4%	21.6%	21.8%
Foodservice	10.2%	11.8%	10.8%
Total	14.1%	14.5%	15.5%
See discussion of operating results by segment following the discussion of “Net Income” below.
The level of the 2018 corporate expenses presented above was consistent with our expectations and was similar to those of 2017 and 2016.
Income Before Income Taxes
As impacted by the factors discussed above, income before income taxes for 2018 of $174.2 million decreased 1% from the 2017 total of $175.5 million. The 2016 income before income taxes was $184.6 million.
Taxes Based on Income
Our effective tax rate was 22.3%, 34.3% and 34.1% in 2018, 2017 and 2016, respectively. The current-year rate was impacted by the Tax Act, which was signed into law on December 22, 2017 with an effective date of January 1, 2018. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. Since we file our tax return based on our fiscal year, the statutory federal income tax rate for our 2018 tax return will be a blended rate of 28.1%. In addition to the effect of the lower overall federal tax rate, the Tax Act resulted in a $9.5 million one-time benefit for the re-

measurement of our net deferred tax liability in 2018. Looking ahead to 2019, we expect an overall effective tax rate of approximately 24%. See Note 9 to the consolidated financial statements for a reconciliation of the statutory rate to the effective rate for 2018, 2017 and 2016.
Our taxes based on income for the year ended June 30, 2018 consisted of the following components:

(Dollars in thousands)	2018
Federal, state and local provision	$49,186	28.2%
One-time benefit on re-measurement of net deferred tax liability	(9,542)	(5.5)%
Net windfall tax benefits - stock-based compensation	(755)	(0.4)%
Taxes Based on Income	$38,889	22.3%
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allows for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. We recorded an estimate of the impact of the Tax Act within our December 31, 2017 financial statements, including the impact of items recorded within accumulated other comprehensive loss. There were no material changes to these estimates in the six months ended June 30, 2018. We will continue to evaluate the impacts of the Tax Act and record adjustments, as needed, including adjustments related to the filing of our 2018 federal tax return, but do not expect material changes to the amounts recorded. In February 2018, the Financial Accounting Standards Board issued new accounting guidance to allow a reclassification from accumulated other comprehensive income/loss to retained earnings for stranded tax effects resulting from the Tax Act. We recorded this reclassification in the quarter ended March 31, 2018. See further discussion under the caption “Recently Adopted Accounting Standards” in Note 1 to the consolidated financial statements.
On July 1, 2017, we adopted new accounting guidance for stock-based compensation that, among other things, requires the recognition of windfall tax benefits and shortfall tax deficiencies in our income tax expense, instead of equity. For 2018, the impact of net windfall tax benefits reduced our effective tax rate by 0.4%. This adoption may result in increased volatility to our quarterly and annual income tax expense and resulting net income, dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. This adoption is discussed in further detail under the caption “Recently Adopted Accounting Standards” in Note 1 to the consolidated financial statements.
Net Income
As influenced by the factors discussed above, particularly the impact of the Tax Act in 2018 and the multiemployer pension charge in 2017, net income for 2018 of $135.3 million increased from the 2017 net income of $115.3 million, which had decreased from 2016 net income of $121.8 million. Diluted weighted average common shares outstanding for each of the years ended June 30, 2018, 2017 and 2016 have remained relatively stable. As a result, and due to the change in net income for each year, diluted net income per share totaled $4.92 in 2018, an increase from the 2017 total of $4.20 per diluted share. The 2016 net income per share totaled $4.44 per diluted share.
In 2018, the Tax Act resulted in a one-time deferred tax benefit of $0.35 per diluted share. In 2017, the estimated impact of the multiemployer pension charge was $0.42 per diluted share.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Net Sales	$650,234	$641,417	$619,384	$8,817	1%	$22,033	4%
Operating Income	$126,391	$138,470	$134,900	$(12,079)	(9)%	$3,570	3%
Operating Margin	19.4%	21.6%	21.8%
2018 to 2017
In 2018, net sales for the Retail segment reached $650.2 million, a 1% increase from the prior-year total of $641.4 million. This increase was driven by increased sales volumes for shelf-stable dressings and sauces sold under license agreements, the incremental sales from the Angelic Bakehouse business acquired in November 2016, pricing actions, reduced trade spending and lower coupon expense, partially offset by reduced sales of frozen garlic bread products in the second and third quarters of 2018 due to a supply disruption. Pricing actions were implemented starting in the second half of 2018 with a resulting net impact of less than 1% of Retail net sales for 2018.
In 2018, Retail segment operating income and related margins decreased due to the impact of increased commodity and freight costs, investments in personnel and business growth initiatives and incremental amortization expense and other recurring noncash charges attributed to Angelic during the first half of the year. These higher costs were partially offset by supply chain savings realized from our lean six sigma program, some net price realization, lower consumer promotional and other trade spending and lower brokerage costs due to the mid-year realignment of our retail broker network. The prior-year operating income and related margins reflected a significant benefit from lower ingredient costs in the first half of the year.
2017 to 2016
In 2017, net sales for the Retail segment reached $641.4 million, a 4% increase from the 2016 total of $619.4 million with sprouted grain bakery products, shelf-stable dressings sold under license agreements and frozen bread products among the most notable contributing product lines. Higher trade promotion costs served to limit Retail sales growth. The impact of pricing on Retail net sales was minimal for 2017.
In 2017, Retail segment operating income increased while related margins were essentially flat as the influence of overall lower raw-material costs, primarily for eggs, but also for flour, honey and certain packaging materials, were partially offset by higher retail trade spending, investments in key leadership personnel and strategic business initiatives during the second half of 2017 and the transaction costs, incremental amortization expense and other recurring noncash charges attributed to the Angelic business.
Foodservice Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Net Sales	$572,691	$560,425	$571,725	$12,266	2%	$(11,300)	(2)%
Operating Income	$58,432	$66,216	$61,692	$(7,784)	(12)%	$4,524	7%
Operating Margin	10.2%	11.8%	10.8%
2018 to 2017
In 2018, Foodservice net sales increased 2% to $572.7 million from the 2017 total of $560.4 million reflecting improvements due to pricing actions that were taken beginning in the third quarter and higher volumes for frozen breads and frozen pasta. This increase was partially offset by the impact of general softness in the restaurant industry in the first half of 2018. Inflationary pricing totaled 1% of Foodservice net sales for 2018.
In 2018, the decline in Foodservice segment operating income and related margins was driven by increased commodity and freight costs and our investments in personnel and business growth initiatives. These higher costs were partially offset by supply chain savings realized from our lean six sigma program and inflationary pricing. The 2017 operating income and related margins reflected a significant benefit from lower ingredient costs in the first half of the year.
With regard to the impact of commodity and freight costs on Foodservice segment operating income, most of our supply contracts with national chain restaurant accounts incorporate pricing adjustments to account for changes in ingredient and freight costs. These supply contracts may vary by account with regard to the time lapse between the actual change in ingredient and freight costs we incur and the effective date of the associated price increase or decrease. As a result, the reported operating margins of the Foodservice segment are subject to increased volatility during periods of rapidly rising or falling ingredient and/or freight costs because at least some portion of the change in ingredient and/or freight costs is reflected in the segment’s results prior to the impact of any associated change in pricing. In addition, the Foodservice segment has an inherently higher degree of margin volatility from changes in ingredient costs when compared to the Retail segment due to its overall lower margin profile and higher ratio of ingredient pounds to net sales.
2017 to 2016
In 2017, net sales for the Foodservice segment reached $560.4 million, a 2% decrease from the 2016 total of $571.7 million as influenced by our targeted business rationalization efforts with certain national chain restaurants that began in the third quarter of 2016 and deflationary pricing, primarily from lower egg costs.
In 2017, Foodservice segment operating income and related margins increased due to the influence of overall lower raw-material costs, primarily for eggs, but also for flour, honey and certain packaging materials, partially offset by deflationary pricing and investments in key leadership personnel and strategic business initiatives during the second half of 2017.

FINANCIAL CONDITION
Liquidity and Capital Resources
We maintain sufficient flexibility in our capital structure to ensure our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and opportunistic share repurchases. Our balance sheet maintained fundamental financial strength during 2018 as we ended the year with $206 million in cash and equivalents, along with shareholders’ equity of $652 million and no debt.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at June 30, 2018. At June 30, 2018, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2018, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At June 30, 2018, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our cash requirements through 2019. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.
Cash Flows

	Year Ended June 30,			Change
(Dollars in thousands)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Provided By Operating Activities	$160,714	$146,385	$145,903	$14,329	10%	$482	—%
Used In Investing Activities	$(31,452)	$(60,608)	$(17,423)	$29,156	48%	$(43,185)	N/M
Used In Financing Activities	$(66,614)	$(60,753)	$(192,602)	$(5,861)	(10)%	$131,849	68%
Cash provided by operating activities remains the primary source for funding our investing and financing activities, as well as financing our organic growth initiatives.
Cash provided by operating activities in 2018 totaled $160.7 million, an increase of 10% as compared with the 2017 total of $146.4 million, which increased less than 1% as compared to the 2016 total of $145.9 million. The 2018 increase was primarily due to higher net income, including the benefit from the lower tax rate resulting from the Tax Act. The 2017 increase reflected lower working capital requirements, primarily in accounts payable and accrued liabilities, an increase in deferred tax liabilities related to property and increases in noncash charges for depreciation and amortization and the noncash change in acquisition-related contingent consideration. These changes were largely offset by lower net income in 2017, which included the one-time multiemployer pension charge. The increase in amortization and the change in acquisition-related contingent consideration were the result of the November 2016 acquisition of Angelic.
Cash used in investing activities totaled $31.5 million in 2018 as compared to $60.6 million in 2017 and $17.4 million in 2016. The 2018 decrease in cash used in investing activities was due to the $35.2 million paid for the acquisition of Angelic in November 2016, as partially offset by a higher level of capital expenditures in 2018, with the largest amounts spent on warehousing and new equipment to increase capacity and/or improve operational efficiencies. The 2017 increase in cash used in investing activities primarily reflected the cash paid for the acquisition of Angelic in November 2016, as well as a higher level of capital expenditures in 2017, with the largest amounts spent on packaging equipment to accommodate growth and build-out costs related to our corporate office relocation. Capital expenditures totaled $31.0 million in 2018, compared to $27.0 million in 2017 and $16.7 million in 2016.

Financing activities used net cash totaling $66.6 million, $60.8 million and $192.6 million in 2018, 2017 and 2016, respectively. In general, cash used in financing activities reflects the payment of dividends. The regular dividend payout rate for 2018 was $2.35 per share, as compared to $2.15 per share in 2017 and $1.96 per share in 2016. This past fiscal year marked the 55th consecutive year in which our dividend rate was increased. A $5.00 per share special dividend was paid in December 2015, which totaled $136.7 million.
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
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of June 30, 2018 and future minimum lease payments for the use of property and equipment under operating lease agreements.
The following table summarizes our contractual obligations as of June 30, 2018 (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations (1)	$23,152	$6,839	$8,211	$4,274	$3,828
Purchase Obligations (2)	199,737	180,944	17,472	971	350
Other Noncurrent Liabilities (as reflected on Consolidated Balance Sheet) (3)	17,720	—	640	17,080	—
Total	$240,609	$187,783	$26,323	$22,325	$4,178

(1)	Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 5 to the consolidated financial statements for further information.

(2)	Purchase obligations represent purchase orders and longer-term purchase arrangements related to the procurement of raw materials, supplies, services, and property, plant and equipment.

(3)
This amount does not include $23.9 million of other noncurrent liabilities recorded on the balance sheet, which largely consist of the underfunded defined benefit pension liability, other post employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation. These items are excluded, as it is not certain when these liabilities will become due. See Notes 9, 12 and 13 to the consolidated financial statements for further information.

IMPACT OF INFLATION
Our business results can be influenced by significant changes in the costs of our raw materials. We attempt to mitigate the impact of inflation on our raw materials by entering into longer-term fixed-price contracts for a portion of our most significant commodities, soybean oil and flour. As we enter 2019, we will begin to implement a new procurement strategy for a portion of our egg needs through the use of grain-based pricing contracts to reduce our exposure to egg market spot prices. However, we remain exposed to events and trends in the marketplace for our other raw-material and packaging costs. While we attempt to pass through sustained increases in raw-material costs via price adjustments on our retail and foodservice products, such price adjustments will often lag the changes in the related input costs.

As we transitioned from 2015 to 2016, we saw a significant increase in the price of egg-based ingredients due to a major outbreak of avian influenza in the United States. Due to timing and the degree of the increase in egg costs, we lagged obtaining cost recovery during the first half of 2016, but we had largely recovered such costs as we exited our then third fiscal quarter. During the first half of 2017, we experienced a deflationary pricing environment within our foodservice channel as the cost of eggs had retreated to historical prices, and we adjusted pricing charged to our foodservice national chain restaurant accounts to reflect the lower input cost of eggs and other key ingredients. Consequently, while the deflationary pricing was more than offset by lower egg costs during the first half of 2017, the deflationary pricing negatively impacted net sales growth from our foodservice channel during the period. During the second half of 2017, the net impact of inflation was not significant, but some residual deflationary pricing did impact Foodservice net sales and gross profit in the period.
In 2018, we experienced increased commodity costs across many ingredient and packaging materials, most notably for eggs. The increase in egg costs was principally due to egg-producing issues in Europe which resulted in significantly higher exports from the United States. Additionally, freight costs increased significantly due to capacity constraints in the transportation industry. We implemented pricing actions in both our Retail and Foodservice segments in the second half of 2018. Entering 2019, under current market conditions, we foresee unfavorable material and freight cost comparisons, although to a lesser extent than in 2018. We expect net price realization in 2019 to offset the impact of material and freight cost inflation.
Although typically less notable, we are also exposed to the impacts of general inflation beyond material costs, especially in the areas of annual wage adjustments and benefit costs. Over time, we attempt to minimize the exposure to such cost increases through greater manufacturing and distribution efficiencies via our lean six sigma program and strategic investments in plant equipment.
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
Revenue Recognition
We recognize revenue upon transfer of title and risk of loss, provided that evidence of an arrangement exists, pricing is fixed or determinable, and collectability is probable. Net sales are recorded net of estimated sales discounts, returns, trade promotions and certain other sales incentives, including coupon redemptions and rebates. See discussion of new accounting guidance for revenue recognition, which will be applicable for us beginning on July 1, 2018, under the caption “Recently Issued Accounting Standards” in Note 1 to the consolidated financial statements.
Receivables and Related Allowances
We evaluate the adequacy of our allowances for customer deductions considering several factors including historical experience, specific trade programs and existing customer relationships.
Goodwill and Other Intangible Assets
Goodwill is not amortized. It is evaluated annually at April 30 by applying impairment testing procedures. Other intangible assets are amortized on a straight-line basis over their estimated useful lives to Selling, General and Administrative Expenses. We evaluate the future economic benefit of the recorded goodwill and other intangible assets when events or circumstances indicate potential recoverability concerns. Carrying amounts are adjusted appropriately when determined to have been impaired.

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
Items which could impact these forward-looking statements include, but are not limited to, those risk factors identified in Item 1A and:

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	fluctuations in the cost and availability of ingredients and packaging;

•	the reaction of customers or consumers to price increases we may implement;

•	price and product competition;

•	the impact of customer store brands on our branded retail volumes;

•	the lack of market acceptance of new products;

•	dependence on contract manufacturers, distributors and freight transporters;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	the success and cost of new product development efforts;

•	dependence on key personnel and changes in key personnel;

•	the effect of consolidation of customers within key market channels;

•	the ability to successfully grow recently acquired businesses;

•	the extent to which future business acquisitions are completed and acceptably integrated;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	the potential for loss of larger programs or key customer relationships;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	efficiencies in plant operations;

•	the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;

•	stability of labor relations;

•	the outcome of any litigation or arbitration;

•	the impact, if any, of certain contingent liabilities associated with our withdrawal from a multiemployer pension plan;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	changes in estimates in critical accounting judgments; and

•	certain other risk factors, including those discussed in other filings we have submitted to the Securities and Exchange Commission.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Lancaster Colony Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and Subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 27, 2018

We have served as the Company’s auditor since 1961.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(Amounts in thousands, except share data)	2018	2017
ASSETS
Current Assets:
Cash and equivalents	$205,752	$143,104
Receivables	72,960	69,922
Inventories:
Raw materials	32,673	28,447
Finished goods	58,188	47,929
Total inventories	90,861	76,376
Other current assets	9,304	11,744
Total current assets	378,877	301,146
Property, Plant and Equipment:
Land, buildings and improvements	132,318	124,673
Machinery and equipment	293,409	272,582
Total cost	425,727	397,255
Less accumulated depreciation	234,914	216,584
Property, plant and equipment-net	190,813	180,671
Other Assets:
Goodwill	168,030	168,030
Other intangible assets-net	56,176	60,162
Other noncurrent assets	10,595	6,396
Total	$804,491	$716,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$57,978	$41,353
Accrued liabilities	35,789	35,270
Total current liabilities	93,767	76,623
Other Noncurrent Liabilities	41,638	38,598
Deferred Income Taxes	16,804	25,207
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-2018-27,487,989 shares; 2017-27,448,424 shares	119,232	115,174
Retained earnings	1,279,343	1,206,671
Accumulated other comprehensive loss	(8,259)	(8,936)
Common stock in treasury, at cost	(738,034)	(736,932)
Total shareholders’ equity	652,282	575,977
Total	$804,491	$716,405
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
(Amounts in thousands, except per share data)	2018	2017	2016
Net Sales	$1,222,925	$1,201,842	$1,191,109
Cost of Sales	919,412	883,078	891,480
Gross Profit	303,513	318,764	299,629
Selling, General and Administrative Expenses	131,406	126,381	115,059
Multiemployer Pension Settlement and Related Costs	—	17,635	—
Operating Income	172,107	174,748	184,570
Other, Net	2,096	768	63
Income Before Income Taxes	174,203	175,516	184,633
Taxes Based on Income	38,889	60,202	62,869
Net Income	$135,314	$115,314	$121,764
Net Income Per Common Share:
Basic	$4.93	$4.21	$4.45
Diluted	$4.92	$4.20	$4.44
Weighted Average Common Shares Outstanding:
Basic	27,403	27,376	27,336
Diluted	27,459	27,440	27,373
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
(Amounts in thousands)	2018	2017	2016
Net Income	$135,314	$115,314	$121,764
Other Comprehensive Income (Loss):
Defined Benefit Pension and Postretirement Benefit Plans:
Net gain (loss) arising during the period, before tax	3,041	3,334	(4,200)
Prior service credit arising during the period, before tax	—	—	1,770
Amortization of loss, before tax	536	677	505
Amortization of prior service credit, before tax	(182)	(182)	(126)
Total Other Comprehensive Income (Loss), Before Tax	3,395	3,829	(2,051)
Tax Attributes of Items in Other Comprehensive Income (Loss):
Net gain (loss) arising during the period, tax	(710)	(1,231)	1,551
Prior service credit arising during the period, tax	—	—	(654)
Amortization of loss, tax	(180)	(250)	(186)
Amortization of prior service credit, tax	61	66	47
Total Tax (Expense) Benefit	(829)	(1,415)	758
Other Comprehensive Income (Loss), Net of Tax	2,566	2,414	(1,293)
Comprehensive Income	$137,880	$117,728	$120,471
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
(Amounts in thousands)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$135,314	$115,314	$121,764
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	26,896	24,906	24,147
Change in acquisition-related contingent consideration	2,052	1,156	—
Deferred income taxes and other changes	(8,502)	2,347	(525)
Stock-based compensation expense	5,039	4,248	3,326
Gain on sale of property	(10)	(629)	—
Pension plan activity	(434)	(244)	(296)
Changes in operating assets and liabilities:
Receivables	(3,040)	(2,598)	(3,547)
Inventories	(14,485)	150	1,802
Other current assets	2,164	(2,958)	1,445
Accounts payable and accrued liabilities	15,720	4,693	(2,213)
Net cash provided by operating activities	160,714	146,385	145,903
Cash Flows From Investing Activities:
Cash paid for acquisitions, net of cash acquired	(318)	(35,169)	(12)
Payments for property additions	(31,025)	(27,005)	(16,671)
Proceeds from sale of property	38	1,475	—
Other-net	(147)	91	(740)
Net cash used in investing activities	(31,452)	(60,608)	(17,423)
Cash Flows From Financing Activities:
Purchase of treasury stock	(1,102)	(866)	(155)
Payment of dividends (including special dividend payment, 2018-$0; 2017-$0; 2016-$136,677)	(64,531)	(58,980)	(190,546)
Tax withholdings for stock-based compensation	(981)	(907)	(1,901)
Net cash used in financing activities	(66,614)	(60,753)	(192,602)
Net change in cash and equivalents	62,648	25,024	(64,122)
Cash and equivalents at beginning of year	143,104	118,080	182,202
Cash and equivalents at end of year	$205,752	$143,104	$118,080
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2015	27,361	$107,767	$1,219,119	$(10,057)	$(735,911)	$580,918
Net income			121,764			121,764
Net pension and postretirement benefit losses, net of ($758) tax effect				(1,293)		(1,293)
Cash dividends - common stock ($6.96 per share)			(190,546)			(190,546)
Purchase of treasury stock	(2)				(155)	(155)
Stock-based plans, including excess tax benefits	65	(416)				(416)
Stock-based compensation expense		3,326				3,326
Balance, June 30, 2016	27,424	110,677	1,150,337	(11,350)	(736,066)	513,598
Net income			115,314			115,314
Net pension and postretirement benefit gains, net of $1,415 tax effect				2,414		2,414
Cash dividends - common stock ($2.15 per share)			(58,980)			(58,980)
Purchase of treasury stock	(6)				(866)	(866)
Stock-based plans, including excess tax benefits	30	249				249
Stock-based compensation expense		4,248				4,248
Balance, June 30, 2017	27,448	115,174	1,206,671	(8,936)	(736,932)	575,977
Net income			135,314			135,314
Net pension and postretirement benefit gains, net of $829 tax effect				2,566		2,566
Tax Cuts and Jobs Act of 2017, Reclassification from accumulated other comprehensive loss to retained earnings			1,889	(1,889)		—
Cash dividends - common stock ($2.35 per share)			(64,531)			(64,531)
Purchase of treasury stock	(9)				(1,102)	(1,102)
Stock-based plans	49	(981)				(981)
Stock-based compensation expense		5,039				5,039
Balance, June 30, 2018	27,488	$119,232	$1,279,343	$(8,259)	$(738,034)	$652,282
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
Effective July 1, 2017, David A. Ciesinski, our President and Chief Operating Officer, succeeded John B. Gerlach, Jr. as Chief Executive Officer (“CEO”). As President and CEO, Mr. Ciesinski became our principal executive officer and chief operating decision maker (“CODM”). This change resulted in modifications to the CODM’s approach to managing the business, assessing performance and allocating resources. Consequently, beginning on July 1, 2017, our segment reporting structure was amended to align with these changes, and our financial results are now presented as two reportable segments: Retail and Foodservice. See Note 10 for additional details. All historical information was retroactively conformed to the current presentation.
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
Cash and Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amounts of our cash and equivalents approximate fair value due to their short maturities and are considered level 1 investments, which have quoted market prices in active markets for identical assets. As a result of our cash management system, checks issued but not presented to the banks for payment may create negative book cash balances. When such negative balances exist, they are included in Accrued Liabilities.
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
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. By policy, we limit the amount of credit exposure to any one institution or issuer. Our concentration of credit risk with respect to trade accounts receivable is mitigated by our credit evaluation process and by having a large and diverse customer base. However, see Note 10 with respect to our accounts receivable with Walmart Inc. and McLane Company, Inc., a wholesale distribution subsidiary of Berkshire Hathaway, Inc.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Property, Plant and Equipment
Property, plant and equipment are recorded at cost, except for those acquired as part of a business combination, which are recorded at fair value at the time of purchase. We use the straight-line method of computing depreciation for financial reporting purposes based on the estimated useful lives of the corresponding assets. Estimated useful lives for buildings and improvements range generally from 10 to 40 years, machinery and equipment, excluding technology-related equipment, range generally from 3 to 15 years and technology-related equipment range generally from 3 to 5 years. For tax purposes, we generally compute depreciation using accelerated methods.
Purchases of property, plant and equipment included in Accounts Payable and excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows at June 30 were as follows:

	2018	2017	2016
Construction in progress in Accounts Payable	$2,070	$622	$1,000
The following table sets forth depreciation expense in each of the years ended June 30:

	2018	2017	2016
Depreciation expense	$22,168	$20,430	$20,114
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
Goodwill and Other Intangible Assets
Goodwill is not amortized. It is evaluated annually at April 30 by applying impairment testing procedures. Other intangible assets are amortized on a straight-line basis over their estimated useful lives to Selling, General and Administrative Expenses. We evaluate the future economic benefit of the recorded goodwill and other intangible assets when events or circumstances indicate potential recoverability concerns. Carrying amounts are adjusted appropriately when determined to have been impaired. See further discussion regarding goodwill and other intangible assets in Note 7.
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
Shareholders’ Equity
We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock without par value and 1,150,000 shares of Class C Nonvoting Preferred Stock without par value. Our Board of Directors approved a share repurchase authorization of 2,000,000 common shares in November 2010. At June 30, 2018, 1,402,219 common shares remained authorized for future purchase.
Revenue Recognition
We recognize revenue upon transfer of title and risk of loss, provided that evidence of an arrangement exists, pricing is fixed or determinable, and collectability is probable. Net sales are recorded net of estimated sales discounts, returns, trade promotions and certain other sales incentives, including coupon redemptions and rebates. See discussion of new accounting guidance for revenue recognition, which will be applicable for us beginning on July 1, 2018, under the caption “Recently Issued Accounting Standards” below.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Advertising Expense
We expense advertising as it is incurred. The following table summarizes advertising expense as a percentage of net sales in each of the years ended June 30:

	2018	2017	2016
Advertising expense as a percentage of net sales	2%	3%	3%
Research and Development Costs
We expense research and development costs as they are incurred. The estimated amount spent during each of the last three years on research and development activities was less than 1% of net sales.
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
Our annual effective tax rate is determined based on our income, statutory tax rates and the permanent tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. See further discussion in Note 9.
Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets will be realized and thus we have not recorded any valuation allowance for the years ended June 30, 2018 or 2017.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	2018	2017	2016
Net income	$135,314	$115,314	$121,764
Net income available to participating securities	(271)	(196)	(242)
Net income available to common shareholders	$135,043	$115,118	$121,522

Weighted average common shares outstanding - basic	27,403	27,376	27,336
Incremental share effect from:
Nonparticipating restricted stock	3	3	3
Stock-settled stock appreciation rights	53	61	34
Weighted average common shares outstanding - diluted	27,459	27,440	27,373

Net income per common share - basic	$4.93	$4.21	$4.45
Net income per common share - diluted	$4.92	$4.20	$4.44
Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets – net income and other comprehensive income (loss). Included in other comprehensive income (loss) are pension and postretirement benefits adjustments.
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	2018	2017
Accumulated other comprehensive loss at beginning of year	$(8,936)	$(11,350)
Defined Benefit Pension Plan Items:
Net gain arising during the period	2,987	3,339
Amortization of unrecognized net loss (1)	572	715
Postretirement Benefit Plan Items: (2)
Net gain (loss) arising during the period	54	(5)
Amortization of unrecognized net gain	(36)	(38)
Amortization of prior service credit	(182)	(182)
Total other comprehensive income, before tax	3,395	3,829
Total tax expense	(829)	(1,415)
Other comprehensive income, net of tax	2,566	2,414
Tax Cuts and Jobs Act of 2017, Reclassification from accumulated other comprehensive loss to retained earnings (3)	(1,889)	—
Accumulated other comprehensive loss at end of year	$(8,259)	$(8,936)

(1)	Included in the computation of net periodic benefit income/cost. See Note 12 for additional information.

(2)	Additional disclosures for postretirement benefits are not included as they are not considered material.

(3)	See further discussion of this reclassification under the caption “Recently Adopted Accounting Standards” within Note 1.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Therefore, the service cost provisions are not applicable to us, and we expect only changes in classification on the income statement. We will adopt the new guidance on July 1, 2018.
In May 2014, the FASB issued new accounting guidance for the recognition of revenue and issued subsequent clarifications of this new guidance in 2016 and 2017. The core principle of the new guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This model is based on a control approach rather than the current risks and rewards model. We have completed a review of selected customer contracts and evaluated the impact of the new standard on certain common practices currently employed by us and by other manufacturers of consumer products. We have also finalized our assessment of the impact this standard will have on our accounting policies, processes, system requirements, internal controls and disclosures using internal resources and the assistance of a third party. We will adopt the new guidance on July 1, 2018 using a modified retrospective approach, but we will not record a cumulative-effect adjustment from initially applying the standard as the adoption will not have a material impact on our financial position or results of operations. There will be additional required disclosures in the notes to the consolidated financial statements upon adoption.
In February 2016, the FASB issued new accounting guidance to require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months and issued subsequent clarifications of this new guidance in 2018. This guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease). Both lease classifications require the lessee to record a right-of-use asset and a lease liability based upon the present value of the lease payments. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the consolidated financial statements. The guidance will be effective for us in fiscal 2020 including interim periods. In July 2018, the FASB issued guidance that allows for an alternate transition method whereby companies can recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than restating comparative periods. We are currently evaluating the impact of this guidance.
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
In March 2016, the FASB issued new accounting guidance to simplify the accounting for stock-based compensation. The amendments include changes to the accounting for share-based payment transactions, including: the inclusion of the tax consequences related to stock-based compensation within the computation of income tax expense versus equity; the classification of awards as either equity or liabilities; and the classification of share-based activity on the statement of cash flows. The adoption may result in increased volatility to our quarterly and annual income tax expense and resulting net income in future periods dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. We adopted the new guidance on July 1, 2017 and elected to continue to estimate forfeitures. The adoption of this guidance resulted in 1) the prospective recognition of windfall tax benefits and shortfall tax deficiencies in income tax expense; 2) the retrospective reclassification of windfall tax benefits on the Consolidated Statements of Cash Flows from financing activities to operating activities; and 3) the retrospective reclassification of employee tax withholdings on the Consolidated Statements of Cash Flows from operating activities to financing activities. There was no material impact on our consolidated financial statements as a result of this adoption.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 2 – Acquisition
On November 17, 2016, we acquired substantially all of the assets of Angelic Bakehouse, Inc. (“Angelic”). Angelic, a privately owned manufacturer and marketer of premium sprouted grain bakery products, is based near Milwaukee, Wisconsin. The purchase price of $35.5 million was funded by cash on hand and includes immaterial post-closing adjustments, which were paid in April 2017 and July 2017, but excludes contingent consideration relating to an additional earn-out payment which is tied to performance-based conditions. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic for fiscal 2021. We are unable to provide a range for the amount of this earn-out because it is based on the future adjusted EBITDA of Angelic, and the earn-out does not contain a minimum or maximum value. See further discussion of the earn-out in Note 3. Angelic is reported in our Retail segment, and its results of operations have been included in our consolidated financial statements from the date of acquisition.
The following table summarizes the consideration related to the acquisition and the final purchase price allocation based on the fair value of the net assets acquired:

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
Our financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and equivalents, accounts receivable, accounts payable, contingent consideration payable and defined benefit pension plan assets. The estimated fair value of cash and equivalents, accounts receivable and accounts payable approximates their carrying value. See Note 12 for fair value disclosures related to our defined benefit pension plan assets.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Our contingent consideration, which is measured at fair value on a recurring basis, is included in Other Noncurrent Liabilities on the Consolidated Balance Sheets. The following table summarizes our contingent consideration as of June 30:

	Fair Value Measurements at June 30, 2018
	Level 1	Level 2	Level 3	Total
Acquisition-related contingent consideration	$—	$—	$17,080	$17,080

	Fair Value Measurements at June 30, 2017
	Level 1	Level 2	Level 3	Total
Acquisition-related contingent consideration	$—	$—	$15,028	$15,028
The contingent consideration resulted from the earn-out associated with our November 17, 2016 acquisition of Angelic. The purchase price did not include the future earn-out payment which is tied to performance-based conditions. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic for fiscal 2021. The fair value of the contingent consideration was estimated using a present value approach, which incorporates factors such as business risks and projections, to estimate an expected value. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contingent consideration was determined to be $13.9 million at November 17, 2016.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

	2018	2017
Acquisition-related contingent consideration at beginning of year	$15,028	$—
Additions	—	13,872
Changes in fair value included in Selling, General and Administrative Expenses	2,052	1,156
Acquisition-related contingent consideration at end of year	$17,080	$15,028

Note 4 – Long-Term Debt
At June 30, 2018 and 2017, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 8, 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
At June 30, 2018 and 2017, we had no borrowings outstanding under the Facility. At June 30, 2018, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest in 2018 and 2017.
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

2019	$6,839
2020	$4,736
2021	$3,475
2022	$2,781
2023	$1,493
Thereafter	$3,828
Total rent expense, including short-term cancelable leases, during the years ended June 30 is summarized as follows:

	2018	2017	2016
Operating leases:
Minimum rentals	$6,663	$6,529	$5,298
Contingent rentals	—	4	11
Short-term cancelable leases	1,257	1,508	1,611
Total	$7,920	$8,041	$6,920

Note 6 – Contingencies
In addition to the items discussed below, at June 30, 2018, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
With our acquisition of Angelic, we have a contingent liability recorded for the earn-out associated with the transaction. See further discussion in Note 3.
20% of our employees are represented under various collective bargaining contracts. The labor contract for our Milpitas, California plant facility, which produces various sauce and dressing products, will expire on December 15, 2018. 4% of our employees are represented under this collective bargaining contract. None of our other collective bargaining contracts will expire within one year.

Note 7 – Goodwill and Other Intangible Assets
As described in Notes 1 and 10, we changed our reportable segments as of July 1, 2017 when our organizational structure changed. Using a relative fair value approach, we reassigned our existing goodwill balance to the two new reporting units that directly align with our new Retail and Foodservice reportable segments. Based on this approach, goodwill attributable to the Retail and Foodservice segments was $119.3 million and $48.7 million, respectively, at June 30, 2018 and 2017.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets at June 30:

	2018	2017
Tradenames (20 to 30-year life)
Gross carrying value	$50,321	$50,321
Accumulated amortization	(5,071)	(3,130)
Net carrying value	$45,250	$47,191
Trademarks (27-year life)
Gross carrying value	$370	$370
Accumulated amortization	(370)	(241)
Net carrying value	$—	$129
Customer Relationships (10 to 15-year life)
Gross carrying value	$14,207	$14,207
Accumulated amortization	(8,283)	(7,160)
Net carrying value	$5,924	$7,047
Technology / Know-how (10-year life)
Gross carrying value	$6,350	$6,350
Accumulated amortization	(1,682)	(1,047)
Net carrying value	$4,668	$5,303
Non-compete Agreements (5-year life)
Gross carrying value	$791	$791
Accumulated amortization	(457)	(299)
Net carrying value	$334	$492
Total net carrying value	$56,176	$60,162
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows in each of the years ended June 30:

	2018	2017	2016
Amortization expense	$3,986	$3,453	$2,905
Total annual amortization expense for each of the next five years is estimated to be as follows:

2019	$3,858
2020	$3,823
2021	$3,738
2022	$3,664
2023	$3,105

Note 8 – Liabilities
Accrued liabilities at June 30 were composed of:

	2018	2017
Compensation and employee benefits	$23,135	$21,864
Distribution	8,579	7,711
Other taxes	1,306	1,266
Marketing	485	1,197
Other	2,284	3,232
Total accrued liabilities	$35,789	$35,270

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Other noncurrent liabilities at June 30 were composed of:

	2018	2017
Acquisition-related contingent consideration	$17,080	$15,028
Workers compensation	12,850	8,492
Deferred compensation and accrued interest	4,611	4,968
Pension benefit liability	1,312	4,344
Gross tax contingency reserve	1,298	1,241
Postretirement benefit liability	926	968
Other	3,561	3,557
Total other noncurrent liabilities	$41,638	$38,598

Note 9 – Income Taxes
The Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law on December 22, 2017 with an effective date of January 1, 2018. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. Since we file our tax return based on our fiscal year, the statutory federal income tax rate for our 2018 tax return will be a blended rate of 28.1%. In addition to the effect of the lower overall federal tax rate, the Tax Act resulted in a $9.5 million one-time benefit for the re-measurement of our net deferred tax liability in 2018.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allows for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. We recorded an estimate of the impact of the Tax Act within our December 31, 2017 financial statements, including the impact of items recorded within accumulated other comprehensive loss. There were no material changes to these estimates in the six months ended June 30, 2018. We will continue to evaluate the impacts of the Tax Act and record adjustments, as needed, including adjustments related to the filing of our 2018 federal tax return, but do not expect material changes to the amounts recorded. In February 2018, the FASB issued new accounting guidance to allow a reclassification from accumulated other comprehensive income/loss to retained earnings for stranded tax effects resulting from the Tax Act. We recorded this reclassification in the quarter ended March 31, 2018. See further discussion under the caption “Recently Adopted Accounting Standards” in Note 1.
We file a consolidated federal income tax return. Taxes based on income for the years ended June 30 have been provided as follows:

	2018	2017	2016
Currently payable:
Federal	$40,766	$51,524	$57,116
State and local	7,355	6,319	6,502
Total current provision	48,121	57,843	63,618
Deferred federal, state and local (benefit) provision	(9,232)	2,359	(749)
Total taxes based on income	$38,889	$60,202	$62,869
In 2018, we adopted new accounting guidance for stock-based compensation. One of the changes resulting from this new guidance is the inclusion of the tax consequences related to stock-based compensation within the computation of income tax expense versus equity. We adopted this provision on a prospective basis. Prior to 2018, certain tax benefits were recorded directly to common stock, and these amounts totaled $1.1 million and $1.4 million for 2017 and 2016, respectively.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

For the years ended June 30, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2018	2017	2016
Statutory rate	28.1%	35.0%	35.0%
State and local income taxes	3.0	2.4	2.3
One-time benefit on re-measurement of net deferred tax liability	(5.5)	—	—
Domestic manufacturing deduction for qualified income	(2.3)	(2.8)	(3.0)
Net windfall tax benefits - stock-based compensation	(0.4)	—	—
ESOP dividend deduction	(0.1)	(0.1)	(0.4)
Other	(0.5)	(0.2)	0.2
Effective rate	22.3%	34.3%	34.1%
Our net deferred tax liability for all periods presented in the Consolidated Balance Sheets has been classified as noncurrent. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 were comprised of:

	2018	2017
Deferred tax assets:
Employee medical and other benefits	$6,407	$10,349
Receivables	3,992	5,314
Inventories	1,112	1,041
Other accrued liabilities	1,029	1,905
Total deferred tax assets	12,540	18,609
Deferred tax liabilities:
Property, plant and equipment	(15,551)	(22,188)
Intangible assets	(8,518)	(14,070)
Goodwill	(5,044)	(7,092)
Other	(231)	(466)
Total deferred tax liabilities	(29,344)	(43,816)
Net deferred tax liability	$(16,804)	$(25,207)
Prepaid federal income taxes of $3.6 million and $6.1 million were included in Other Current Assets at June 30, 2018 and 2017, respectively. Prepaid state and local income taxes of $0.9 million were included in Other Current Assets at June 30, 2018 and 2017.
Net cash payments for income taxes for each of the years ended June 30 were as follows:

	2018	2017	2016
Net cash payments for income taxes	$46,198	$59,008	$62,901
The gross tax contingency reserve at June 30, 2018 was $1.3 million and consisted of estimated tax liabilities of $0.7 million and interest and penalties of $0.6 million. The unrecognized tax benefits recorded as the gross tax contingency reserve noted in the following table for June 30, 2018 and 2017 would affect our effective tax rate, if recognized.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth changes in our total gross tax contingency reserve (including interest and penalties):

	2018	2017
Balance, beginning of year	$1,808	$1,599
Tax positions related to the current year:
Additions	12	82
Reductions	—	—
Tax positions related to prior years:
Additions	86	153
Reductions	(41)	(26)
Lapse of statute of limitations	(567)	—
Settlements	—	—
Balance, end of year	$1,298	$1,808
We have not classified any of the gross tax contingency reserve at June 30, 2018 in Accrued Liabilities as none of these amounts are expected to be resolved within the next 12 months. Consequently, the entire liability of $1.3 million was included in Other Noncurrent Liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations.
We recognize interest and penalties related to these tax liabilities in income tax expense. For each of the years ended June 30, we recognized the change in the accrual for net tax-related interest and penalties as follows:

	2018	2017
(Benefit) expense recognized for net tax-related interest and penalties	$(78)	$112
We had accrued interest and penalties at June 30 as follows:

	2018	2017
Accrued interest and penalties included in the gross tax contingency reserve	$605	$683
We file federal and various state and local income tax returns in the United States. With limited exceptions, we are no longer subject to examination of U.S. federal or state and local income taxes for years prior to 2015.
The American Jobs Creation Act provided a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. The deduction percentage for 2018 was 9%. In accordance with FASB guidance, this deduction is treated as a special deduction, as opposed to a tax rate reduction and is properly reflected in the effective tax rate table. This deduction was repealed by the Tax Act. Therefore, 2018 is the final year that we will be able to claim this deduction.

Note 10 – Business Segment Information
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
Retail - The vast majority of the products we sell in the Retail segment are sold through sales personnel, food brokers and distributors in the United States. We have placement of products in grocery produce departments through our refrigerated salad dressings, vegetable dips and fruit dips. Our flatbread products and sprouted grain bakery products are generally placed in the specialty bakery/deli section of the grocery store. We also have products typically marketed in the shelf-stable section of the grocery store, which include salad dressing, slaw dressing and croutons. Within the frozen food section of the grocery store, we have prominent market positions of frozen yeast rolls and garlic breads.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Foodservice - The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. The majority of our Foodservice sales are products sold under private label to restaurants. We also manufacture and sell various branded Foodservice products.
Within our organization, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity, as many of our products are similar between the two segments. Consequently, we do not prepare, and the CODM does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets, capital expenditures or depreciation and amortization by reportable segment.
The following table sets forth net sales contributed by each class of similar products in each of the years ended June 30:

	2018	2017	2016
Retail
Frozen breads	$252,186	$253,965	$240,799
Refrigerated dressings, dips and other	226,276	221,422	212,640
Shelf-stable dressings and croutons	171,772	166,030	165,945
Total Retail net sales	$650,234	$641,417	$619,384
Foodservice
Dressings and sauces	$430,944	$427,017	$435,747
Frozen breads and other	141,747	133,408	135,978
Total Foodservice net sales	$572,691	$560,425	$571,725
Total net sales	$1,222,925	$1,201,842	$1,191,109

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following sets forth certain additional financial information attributable to our reportable segments, certain amounts not allocated among our reportable segments and amounts retained at the corporate level for the years ended June 30:

	2018	2017	2016
Net Sales (1) (2)
Retail	$650,234	$641,417	$619,384
Foodservice	572,691	560,425	571,725
Total	$1,222,925	$1,201,842	$1,191,109
Operating Income (2)
Retail	$126,391	$138,470	$134,900
Foodservice	58,432	66,216	61,692
Multiemployer Pension Settlement and Related Costs	—	(17,635)	—
Corporate Expenses (3)	(12,716)	(12,303)	(12,022)
Total	$172,107	$174,748	$184,570
Identifiable Assets (1) (4)
Retail & Foodservice (5)	$589,509	$577,509	$515,553
Corporate	214,982	138,896	119,179
Total	$804,491	$716,405	$634,732
Capital Expenditures
Retail & Foodservice (5)	$31,025	$26,031	$16,652
Corporate	—	974	19
Total	$31,025	$27,005	$16,671
Depreciation and Amortization
Retail & Foodservice (5)	$26,685	$24,752	$24,001
Corporate	211	154	146
Total	$26,896	$24,906	$24,147

(1)	Net sales and long-lived assets are predominately domestic.

(2)	All intercompany transactions have been eliminated.

(3)
Our Corporate Expenses include various expenses of a general corporate nature, as well as costs related to certain divested or closed nonfood operations, including the expense associated with retirement plans applicable to those closed units. By their very nature, these costs have not been allocated to the Retail and Foodservice segments.

(4)
Retail and Foodservice identifiable assets include those assets used in our operations and other intangible assets allocated to purchased businesses. Corporate assets consist principally of cash and equivalents. The increase in Corporate identifiable assets from June 30, 2017 to June 30, 2018 was primarily due to the increase in cash and equivalents. The increase in Retail and Foodservice identifiable assets from June 30, 2016 to June 30, 2017 was due to the acquisition of Angelic.

(5)	As discussed above, we do not present identifiable assets, capital expenditures or depreciation and amortization by reportable segment.
Retail segment net sales attributable to Walmart Inc. (“Walmart”) and Foodservice segment net sales attributable to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., for each of the years ended June 30 were as follows:

	2018	2017	2016
Net sales to Walmart	$209,860	$201,484	$189,417
As a percentage of consolidated net sales	17%	17%	16%
Net sales to McLane	$185,226	$198,153	$232,241
As a percentage of consolidated net sales	15%	16%	19%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Accounts receivable attributable to Walmart and McLane at June 30 as a percentage of consolidated accounts receivable were as follows:

	2018	2017
Walmart	28%	26%
McLane	11%	12%

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
We adopted new accounting guidance for stock-based compensation on July 1, 2017. See further discussion in Note 1. We recognize compensation expense over the requisite service period of the grant. Compensation expense is reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification. We record tax benefits and excess tax benefits related to stock-settled stock appreciation rights (“SSSARs”) and restricted stock awards. These excess tax benefits are included in the operating section of the Consolidated Statements of Cash Flows. We estimate a forfeiture rate for our SSSARs and restricted stock grants based on historical experience.
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
In 2018, 2017 and 2016, we granted SSSARs to various employees under the terms of the plans. The following table summarizes information relating to these grants:

	2018	2017	2016
SSSARs granted	185	166	240
Weighted average grant date fair value per right	$17.85	$17.59	$12.23
Weighted average assumptions used in fair value calculations:
Risk-free interest rate	2.39%	1.36%	0.86%
Dividend yield	1.98%	1.64%	1.93%
Volatility factor of the expected market price of our common stock	22.57%	22.41%	20.88%
Expected life in years	2.85	2.47	2.69
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
The following table summarizes our SSSARs compensation expense and tax benefits recorded for each of the years ended June 30:

	2018	2017	2016
Compensation expense	$2,455	$1,882	$1,472
Tax benefits	$690	$659	$515
Intrinsic value of exercises	$2,381	$2,281	$3,788
Excess tax benefits	$669	$798	$1,341

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The total fair values of SSSARs vested for each of the years ended June 30 were as follows:

	2018	2017	2016
Fair value of vested rights	$2,330	$1,916	$1,192
 The following table summarizes the activity relating to SSSARs granted under the plans for the year ended June 30, 2018:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	521	$109.70
Exercised	(105)	$93.67
Granted	185	$121.09
Forfeited	(15)	$115.85
Outstanding at end of year	586	$115.99	3.42	$13,156
Exercisable and vested at end of year	225	$107.41	2.54	$6,986
Vested and expected to vest at end of year	562	$116.31	3.42	$12,423
The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2018:

	Outstanding				Exercisable
			Weighted Average
Grant Years	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Exercise Price	Number Exercisable	Weighted Average Exercise Price
2018	$117.76-$124.29	181	4.65	$121.09	—	$—
2017	$121.54-$138.96	159	3.67	$134.01	54	$134.03
2016	$101.70-$112.62	172	2.70	$104.73	97	$105.26
2015	$91.13	63	1.65	$91.13	63	$91.13
2014	$89.29	11	0.66	$89.29	11	$89.29
At June 30, 2018, there was $4.7 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In 2018, 2017 and 2016, we granted shares of restricted stock to various employees under the terms of the plans. The following table summarizes information relating to these grants:

	2018	2017	2016
Employees
Restricted stock granted	27	12	28
Grant date fair value	$3,218	$1,591	$2,923
Weighted average grant date fair value per award	$121.09	$134.07	$102.89
The restricted stock under these employee grants vests on the third anniversary of the grant date. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In 2018, 2017 and 2016, we also granted shares of restricted stock to our nonemployee directors under the terms of the plans. The following table summarizes information relating to each of these grants:

	2018	2017	2016
Nonemployee directors
Restricted stock granted	6	5	6
Grant date fair value	$759	$759	$639
Weighted average grant date fair value per award	$123.11	$138.96	$112.05
The 2018 grant vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests.
The following table summarizes our restricted stock compensation expense and tax benefits recorded for each of the years ended June 30:

	2018	2017	2016
Compensation expense	$2,584	$2,366	$1,854
Tax benefits	$726	$828	$649
Excess tax benefits	$92	$325	$76
The total fair values of restricted stock vested for each of the years ended June 30 were as follows:

	2018	2017	2016
Fair value of vested shares	$1,508	$2,420	$1,124
The following table summarizes the activity relating to restricted stock granted under the plans for the year ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of year	52	$111.87
Granted	33	$121.47
Vested	(13)	$110.60
Forfeited	(4)	$107.86
Unvested restricted stock at end of year	68	$116.99
At June 30, 2018, there was $4.2 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2018	2017
Weighted-average assumption as of June 30
Discount rate	4.07%	3.68%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2018	2017	2016
Discount rate	3.68%	3.39%	4.12%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
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
The target and actual asset allocations for our plans at June 30 by asset category were as follows:

	Target Percentage of Plan Assets at June 30	Actual Percentage of Plan Assets
	2018	2018	2017
Cash and equivalents	0%-10%	5%	3%
Equity securities	30%-70%	51	49
Fixed income	30%-70%	44	48
Total		100%	100%
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
We categorize our plan assets within a three-level fair value hierarchy, as previously defined in Note 3. The following table summarizes the fair values and levels, within the fair value hierarchy, for our plan assets at June 30:

	June 30, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$547	$—	$—	$547
Money market funds	1,331	—	—	1,331
U.S. government obligations	—	3,344	—	3,344
Municipal obligations	—	36	—	36
Corporate obligations	—	3,176	—	3,176
Mortgage obligations	—	2,354	—	2,354
Mutual funds fixed income	7,044	—	—	7,044
Mutual funds equity	18,881	—	—	18,881
Total	$27,803	$8,910	$—	$36,713

	June 30, 2017
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$472	$—	$—	$472
Money market funds	599	—	—	599
U.S. government obligations	—	3,598	—	3,598
Municipal obligations	—	36	—	36
Corporate obligations	—	3,805	—	3,805
Mortgage obligations	—	2,199	—	2,199
Mutual funds fixed income	8,109	—	—	8,109
Mutual funds equity	17,951	—	—	17,951
Total	$27,131	$9,638	$—	$36,769

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
Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$40,941	$44,152
Interest cost	1,463	1,457
Actuarial gain	(3,070)	(2,297)
Benefits paid	(2,442)	(2,371)
Benefit obligation at end of year	$36,892	$40,941

	2018	2017
Change in plan assets
Fair value of plan assets at beginning of year	$36,769	$35,682
Actual return on plan assets	2,366	3,458
Employer contributions	20	—
Benefits paid	(2,442)	(2,371)
Fair value of plan assets at end of year	$36,713	$36,769

	2018	2017
Reconciliation of funded status
Net accrued benefit cost	$(179)	$(4,172)

	2018	2017
Amounts recognized in the Consolidated Balance Sheets consist of
Prepaid benefit cost (Other Noncurrent Assets)	$1,133	$172
Accrued benefit liability (Other Noncurrent Liabilities)	(1,312)	(4,344)
Net amount recognized	$(179)	$(4,172)

	2018	2017
Accumulated benefit obligation	$36,892	$40,941
The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2018	2017
Benefit obligations	$6,012	$38,236
Fair value of plan assets at end of year	$4,700	$33,892

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2018	2017
Net actuarial loss	$12,821	$16,380
Income taxes	(2,996)	(6,052)
Total	$9,825	$10,328
The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost during the next fiscal year is as follows:

2019
Net actuarial loss	$447
The following table summarizes the components of net periodic benefit income for our pension plans at June 30:

	2018	2017	2016
Components of net periodic benefit income
Interest cost	$1,463	$1,457	$1,685
Expected return on plan assets	(2,491)	(2,416)	(2,520)
Amortization of unrecognized net loss	572	715	539
Settlement charge	42	—	—
Net periodic benefit income	$(414)	$(244)	$(296)
We have not yet finalized our anticipated funding level for 2019, but based on initial estimates, we do not expect our 2019 contributions to our pension plans to be material.
Benefit payments estimated for future years are as follows:

2019	$2,364
2020	$2,383
2021	$2,389
2022	$2,401
2023	$2,396
2024 - 2028	$12,057

Note 13 – Defined Contribution and Other Employee Plans
Company-Sponsored Defined Contribution Plans
We sponsored four defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code during 2018. Contributions are determined under various formulas, and we contributed to two of these plans in 2018. Costs related to such plans for each of the years ended June 30 were as follows:

	2018	2017	2016
Costs related to company-sponsored defined contribution plans	$1,352	$1,111	$992
Multiemployer Plans
In the three years ended June 30, 2018, certain of our subsidiaries participated in multiemployer plans that provide pension benefits to retiree workers under collective bargaining contracts at such locations. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining contract, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if a participating employer chooses to stop participating in the multiemployer plan, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In 2017 the employees at our Bedford Heights, Ohio plant voted to ratify a new collective bargaining agreement. Among other terms, the new agreement provided for our complete withdrawal from the underfunded multiemployer Cleveland Bakers and Teamsters Pension Fund. As settlement of our portion of underfunded pension benefits of the multiemployer plan, we paid $17.0 million in 2017 for a full withdrawal from the plan.
Our participation in multiemployer pension plans for the three years ended June 30, 2018 is reflected in the following table. All information in the table is as of December 31 of the relevant year, except contributions which are based on our fiscal year, or except as otherwise noted. The EIN-PN column provides the Employer Identification Number (“EIN”) and the Plan Number (“PN”). The pension protection act zone status is based on information that we received from the plan. Among other factors, generally, plans in critical status (red zone) are less than 65 percent funded, plans in endangered or seriously endangered status (yellow zone or orange zone, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the green zone. The FIP/RP status pending/implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. Except as noted below regarding contributions to the Cleveland Bakers and Teamsters Pension Fund, there have been no significant changes that affect the comparability of 2018, 2017 or 2016 contributions.

		Pension Protection Act Zone Status			Fiscal Year Contributions (1)
Plan Name	EIN/PN	2017	2016	FIP/RP Status Pending / Implemented	2018	2017	2016	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Cleveland Bakers and Teamsters Pension Fund (2)	34-0904419-001	Red 12/31/16	Red 12/31/15	Yes, Implemented	$—	$2,098	$1,605	No	n/a
Western Conference of Teamsters Pension Plan	91-6145047-001	Green 12/31/16	Green 12/31/15	No	356	409	420	No	12/15/2018
Total contributions to multiemployer plans					$356	$2,507	$2,025

(1)	Contributions do not include payments related to multiemployer pension withdrawals/settlements.

(2)	As discussed above, we withdrew from this plan in 2017 and did not make any contributions in 2018. Our 2017 contributions included amounts related to a new collective bargaining contract.
Our contributions to the Cleveland Bakers and Teamsters Pension Fund exceeded 5% of the total contributions to the plan in the plan year ended December 31, 2016.
Under these two multiemployer plans, we also contribute amounts for health and welfare benefits that are defined by each plan. These benefits are not vested. The contributions required by our participation in these plans for each of the years ended June 30 were as follows:

	2018	2017	2016
Multiemployer health and welfare plan contributions	$3,167	$3,570	$3,559
We also began to make non-elective contributions for the union employees at our Bedford Heights, Ohio plant into a union-sponsored multiemployer 401(k) plan following our withdrawal from the underfunded Cleveland Bakers and Teamsters Pension Fund in 2017. Our contributions totaled $0.7 million and $0.8 million in 2018 and 2017, respectively, including $0.6 million to initially fund this 401(k) plan in 2017.
Deferred Compensation Plan
We offer a deferred compensation plan for select employees who may elect to defer a certain percentage of annual compensation. We do not match any contributions. Each participant earns interest based upon the prime rate of interest, adjusted semi-annually, on their respective deferred compensation balance. Participants are paid out upon retirement or termination in accordance with their annual election.
The following table summarizes our liability for total deferred compensation and accrued interest at June 30:

	2018	2017
Liability for deferred compensation and accrued interest	$4,611	$4,968

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Deferred compensation expense for each of the years ended June 30 was as follows:

	2018	2017	2016
Deferred compensation expense	$210	$170	$151

Note 14 – Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2018
Net Sales	$298,916	$319,665	$296,174	$308,170	$1,222,925
Gross Profit	$75,477	$83,941	$67,913	$76,182	$303,513
Net Income (1)	$29,386	$45,920	$27,621	$32,387	$135,314
Diluted Net Income Per Common Share (1) (3)	$1.07	$1.67	$1.00	$1.18	$4.92

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2017
Net Sales	$291,361	$326,773	$293,834	$289,874	$1,201,842
Gross Profit	$80,634	$93,739	$71,905	$72,486	$318,764
Net Income (2)	$33,400	$38,956	$14,471	$28,487	$115,314
Diluted Net Income Per Common Share (2) (3)	$1.22	$1.42	$0.53	$1.04	$4.20

(1)
Included in the second quarter net income was the one-time preliminary deferred tax benefit of $8.9 million, or approximately $0.32 per diluted share, resulting from the Tax Act. The fiscal year impact was $9.5 million, or approximately $0.35 per diluted share.

(2)
Included in the third quarter and fiscal year net income was expense of $11.5 million, net of taxes, or approximately $0.42 per diluted share, related to a multiemployer pension settlement and other benefit-related costs.

(3)
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Lancaster Colony Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2018, of the Company and our report dated August 27, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 27, 2018

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our November 2018 Annual Meeting of Shareholders (“2018 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
The information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement.
The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2018 Proxy Statement.
The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2018 Proxy Statement.

Item 11. Executive Compensation
The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2018 Proxy Statement.
The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2018 Proxy Statement.

Item 14. Principal Accounting Fees and Services
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2018 and 2017 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2018 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2018 and 2017 and for each of the three years in the period ended June 30, 2018, together with the report thereon of Deloitte & Touche LLP dated August 27, 2018, are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2018 and 2017
Consolidated Statements of Income for the years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended June 30, 2018, 2017 and 2016
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
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

LANCASTER COLONY CORPORATION
(Registrant)

By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director

Date:	August 27, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID A. CIESINSKI	President, Chief Executive Officer	August 27, 2018
David A. Ciesinski	and Director
(Principal Executive Officer)

/s/ JOHN B. GERLACH, JR.	Executive Chairman of the Board	August 27, 2018
John B. Gerlach, Jr.	and Director

/s/ DOUGLAS A. FELL	Vice President, Assistant Secretary	August 27, 2018
Douglas A. Fell	and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ JAMES B. BACHMANN	Director	August 22, 2018
James B. Bachmann

/s/ NEELI BENDAPUDI	Director	August 22, 2018
Neeli Bendapudi

/s/ WILLIAM H. CARTER	Director	August 22, 2018
William H. Carter

/s/ KENNETH L. COOKE	Director	August 22, 2018
Kenneth L. Cooke

/s/ ROBERT L. FOX	Director	August 22, 2018
Robert L. Fox

/s/ ALAN F. HARRIS	Director	August 22, 2018
Alan F. Harris

/s/ ROBERT P. OSTRYNIEC	Director	August 22, 2018
Robert P. Ostryniec

/s/ ZUHEIR SOFIA	Director	August 22, 2018
Zuheir Sofia

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-K
JUNE 30, 2018
INDEX TO EXHIBITS

Exhibit Number	Description

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

4.1*	Specimen Certificate of Common Stock.

4.2	Description of Common Stock (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (000-04065), filed October 29, 2015).

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

10.8(a)
Form of Stock Appreciation Rights Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed May 1, 2018).

10.9(a)
Form of Restricted Stock Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed May 1, 2018).

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

10.13(a)	Lancaster Colony Corporation Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed October 31, 2016).

Exhibit Number	Description

21*	Significant Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith

**	Furnished herewith