Form 10-Q
period 2018-09-30
LANCASTER COLONY CORP
filed 2018-11-01
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 18, 2018, there were 27,489,456 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	September 30, 2018	June 30, 2018
ASSETS
Current Assets:
Cash and equivalents	$217,935	$205,752
Receivables	83,398	72,960
Inventories:
Raw materials	37,568	32,673
Finished goods	65,254	58,188
Total inventories	102,822	90,861
Other current assets	6,315	9,304
Total current assets	410,470	378,877
Property, Plant and Equipment:
Land, buildings and improvements	133,409	132,318
Machinery and equipment	302,911	293,409
Total cost	436,320	425,727
Less accumulated depreciation	240,548	234,914
Property, plant and equipment-net	195,772	190,813
Other Assets:
Goodwill	168,030	168,030
Other intangible assets-net	55,211	56,176
Other noncurrent assets	10,700	10,595
Total	$840,183	$804,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67,483	$57,978
Accrued liabilities	40,018	35,789
Total current liabilities	107,501	93,767
Other Noncurrent Liabilities	41,298	41,638
Deferred Income Taxes	17,365	16,804
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-September-27,489,554 shares; June-27,487,989 shares	119,985	119,232
Retained earnings	1,301,876	1,279,343
Accumulated other comprehensive loss	(8,215)	(8,259)
Common stock in treasury, at cost	(739,627)	(738,034)
Total shareholders’ equity	674,019	652,282
Total	$840,183	$804,491
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2018	2017
Net Sales	$316,654	$298,916
Cost of Sales	235,455	223,441
Gross Profit	81,199	75,475
Selling, General and Administrative Expenses	32,079	31,299
Operating Income	49,120	44,176
Other, Net	1,314	508
Income Before Income Taxes	50,434	44,684
Taxes Based on Income	11,406	15,298
Net Income	$39,028	$29,386
Net Income Per Common Share:
Basic and diluted	$1.42	$1.07

Cash Dividends Per Common Share	$0.60	$0.55

Weighted Average Common Shares Outstanding:
Basic	27,424	27,396
Diluted	27,514	27,451
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2018	2017
Net Income	$39,028	$29,386
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	103	134
Amortization of prior service credit, before tax	(46)	(45)
Total Other Comprehensive Income, Before Tax	57	89
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(24)	(49)
Amortization of prior service credit, tax	11	16
Total Tax Expense	(13)	(33)
Other Comprehensive Income, Net of Tax	44	56
Comprehensive Income	$39,072	$29,442
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$39,028	$29,386
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	6,944	6,416
Change in acquisition-related contingent consideration	—	488
Deferred income taxes and other changes	879	(1,622)
Stock-based compensation expense	1,531	1,163
Pension plan activity	(309)	(134)
Changes in operating assets and liabilities:
Receivables	(10,325)	(13,026)
Inventories	(11,961)	(8,890)
Other current assets	2,763	5,971
Accounts payable and accrued liabilities	12,310	19,162
Net cash provided by operating activities	40,860	38,914
Cash Flows From Investing Activities:
Cash paid for acquisitions, net of cash acquired	—	(318)
Payments for property additions	(9,740)	(8,494)
Other-net	(71)	8
Net cash used in investing activities	(9,811)	(8,804)
Cash Flows From Financing Activities:
Payment of dividends	(16,495)	(15,092)
Purchase of treasury stock	(1,593)	(849)
Tax withholdings for stock-based compensation	(778)	(95)
Net cash used in financing activities	(18,866)	(16,036)
Net change in cash and equivalents	12,183	14,074
Cash and equivalents at beginning of year	205,752	143,104
Cash and equivalents at end of period	$217,935	$157,178
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$229	$620
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant” or the “Company” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our 2018 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2019 refers to fiscal 2019, which is the period from July 1, 2018 to June 30, 2019.
Subsequent Event
On October 19, 2018, our wholly-owned subsidiary, T. Marzetti Company, acquired all the assets of Bantam Bagels, LLC (“Bantam Bagels”). Located in New York, New York, Bantam Bagels is a producer and marketer of frozen mini stuffed bagels and mini stuffed pancakes sold to both the retail and foodservice channels. In addition to the base purchase price of $34 million, which is subject to post-closing adjustments, the transaction also includes an additional earn-out payment that is tied to the future financial performance of the business. The acquisition was funded internally with cash on hand and is not significant to our financial position or results of operations. Given the date of the acquisition, the purchase accounting for the acquisition is incomplete.
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

	September 30,
	2018	2017
Construction in progress in Accounts Payable	$3,219	$590
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended September 30,
	2018	2017
Net income	$39,028	$29,386
Net income available to participating securities	(82)	(47)
Net income available to common shareholders	$38,946	$29,339

Weighted average common shares outstanding – basic	27,424	27,396
Incremental share effect from:
Nonparticipating restricted stock	5	4
Stock-settled stock appreciation rights	85	51
Weighted average common shares outstanding – diluted	27,514	27,451

Net income per common share – basic and diluted	$1.42	$1.07
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended September 30,
	2018	2017
Accumulated other comprehensive loss at beginning of period	$(8,259)	$(8,936)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	112	143
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(9)	(9)
Amortization of prior service credit	(46)	(45)
Total other comprehensive income, before tax	57	89
Total tax expense	(13)	(33)
Other comprehensive income, net of tax	44	56
Accumulated other comprehensive loss at end of period	$(8,215)	$(8,880)
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2018 Annual Report on Form 10-K. See expanded disclosure of revenue recognition policies in Note 2.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months and issued subsequent clarifications of this new guidance in 2018. This guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease). Both lease classifications require the lessee to record a right-of-use asset and a lease liability based upon the present value of the lease payments. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the consolidated financial statements. The guidance will be effective for us in fiscal 2020, including interim periods. In July 2018, the FASB issued guidance that allows for an alternate transition method whereby companies can recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than restating comparative periods. We are currently evaluating the impact of this guidance.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In August 2018, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements. The guidance removes, modifies and adds disclosures related to fair value. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance will be effective for us in fiscal 2021, including interim periods. As the guidance only relates to disclosures, there will be no impact on our financial position or results of operations.
Recently Adopted Accounting Standards
In May 2014, the FASB issued new accounting guidance for the recognition of revenue and issued subsequent clarifications of this new guidance in 2016 and 2017. The core principle of the new guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This model is based on a control approach. We completed a review of customer contracts and evaluated the impact of the new standard on certain common practices currently employed by us. We also finalized our assessment of the impact on our accounting policies, processes, system requirements, internal controls and disclosures using internal resources and the assistance of a qualified third party expert. We adopted the new guidance on July 1, 2018 using a modified retrospective approach; however, we did not record a cumulative-effect adjustment from initially applying the standard as the adoption did not have a material impact on our financial position or results of operations. See additional revenue recognition disclosures in Note 2.
In March 2017, the FASB issued new accounting guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost by disaggregating the service cost component from the other components of net periodic benefit cost. The amendments require an employer to present service cost in the same line item(s) as compensation costs for the pertinent employees whereas the other components of net periodic benefit cost must be reported separately from service cost and outside of income from operations. The amendments also allow only the service cost component to be eligible for capitalization. The amendments require retrospective application for the income statement presentation provisions and prospective application for the capitalization of the service cost component. However, as a result of prior years’ restructuring activities, we no longer have any active employees continuing to accrue service cost. Therefore, the service cost provisions are not applicable to us. We adopted the new guidance on July 1, 2018, and this adoption resulted in changes in classification on the income statement for all periods presented. The changes were not material.
In August 2018, the FASB issued new accounting guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and postimplementation stages are expensed as the activities are performed. The guidance also requires such capitalized implementation costs to be expensed over the term of the hosting arrangement and advises on related presentation within the statement of financial position, the statement of income and statement of cash flows. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. We adopted this guidance in the first quarter of fiscal 2019 on a prospective basis. The adoption resulted in a change in accounting principle, to capitalize certain costs instead of expensing them immediately. The costs capitalized under this new guidance were not material to our condensed consolidated financial statements.
In August 2018, the FASB issued new accounting guidance related to the disclosure requirements for defined benefit plans. The guidance removes, adds and clarifies disclosure requirements related to defined benefit pension or other postretirement plans. The guidance will be effective for fiscal years ending after December 15, 2020 and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We adopted this guidance in the first quarter of fiscal 2019. As the guidance only relates to disclosures, there was no impact on our financial position or results of operations. Changes to our annual disclosures for defined benefit pension plans will be included in our 2019 Annual Report on Form 10-K.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 2 – Revenue Recognition
We adopted the new revenue recognition guidance on July 1, 2018 using a modified retrospective approach; however, we did not record a cumulative-effect adjustment from initially applying the standard as the adoption did not have a material impact on our financial position or results of operations. We completed a review of customer contracts and evaluated the impact of the new standard on certain common practices currently employed by us. We also finalized our assessment of the impact on our accounting policies, processes, system requirements, internal controls and disclosures using internal resources and the assistance of a qualified third party expert.
When Performance Obligations Are Satisfied
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The singular performance obligation of our customer contracts is determined by each individual purchase order and the respective food products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to our customer. Specifically, control transfers to our customers when the product is delivered to or picked up by our customers based upon applicable shipping terms, as our customers can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. The performance obligations in our customer contracts are generally satisfied within 30 days. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of September 30, 2018.
Significant Payment Terms
In general, within our customer contracts, the purchase order identifies the product, quantity, price, pick-up allowances, payment terms and final delivery terms. Payment terms usually include early pay discounts. We grant payment terms consistent with industry standards. Although some payment terms may be more extended, presently the majority of our payment terms are less than 60 days. As a result, we have used the available practical expedient and, consequently, do not adjust our revenues for the effects of a significant financing component.
Shipping
All shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in our cost of sales; this includes shipping and handling costs incurred after control over a product has transferred to a customer, as we have chosen to use the available practical expedient to account for these costs within our cost of sales.
Variable Consideration
In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, returns, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use either the expected value or most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience and any recent changes in the market.
Warranties & Returns
We provide all customers with a standard or assurance type warranty. Either stated or implied, we provide assurance the related products will comply with all agreed-upon specifications and other warranties provided under the law. No services beyond an assurance warranty are provided to our customers.
We do not grant a general right of return. However, customers may return defective or non-conforming products. Customer remedies may include either a cash refund or an exchange of the product. As a result, the right of return and related refund liability is estimated and recorded as a reduction in revenue. This return estimate is reviewed and updated each period and is based on historical sales and return experience.
Contract Balances
We do not have deferred revenue or unbilled receivable balances and thus do not have any related contract asset and liability balances as of September 30, 2018.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Contract Costs
We have identified sales commissions as an incremental cost incurred to obtain a customer contract. These costs are required to be capitalized under the new revenue recognition standard. We have chosen to use the available practical expedient to continue to expense these costs as incurred as the amortization period for such costs is one year or less. We do not incur significant fulfillment costs related to customer contracts which would require capitalization.
Disaggregation of Revenue
See Note 8 for disaggregation of our net sales by class of similar product and type of customer.
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

	Fair Value Measurements at September 30, 2018
	Level 1	Level 2	Level 3	Total
Acquisition-related contingent consideration	$—	$—	$17,080	$17,080

	Fair Value Measurements at June 30, 2018
	Level 1	Level 2	Level 3	Total
Acquisition-related contingent consideration	$—	$—	$17,080	$17,080
The contingent consideration resulted from the earn-out associated with our November 17, 2016 acquisition of Angelic Bakehouse, Inc. (“Angelic”). The purchase price did not include the future earn-out payment which is tied to performance-based conditions. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic for fiscal 2021. The fair value of the contingent consideration was estimated using a present value approach, which incorporates factors such as business risks and projections, to estimate an expected value. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Using this valuation technique, the fair value of the contingent consideration was determined to be $13.9 million at November 17, 2016.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for acquisition-related contingent consideration:

	Three Months Ended September 30,
	2018	2017
Acquisition-related contingent consideration at beginning of period	$17,080	$15,028
Additions	—	—
Changes in fair value included in Selling, General and Administrative Expenses	—	488
Acquisition-related contingent consideration at end of period	$17,080	$15,516

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 4 – Long-Term Debt
At September 30, 2018 and June 30, 2018, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 8, 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
At September 30, 2018 and June 30, 2018, we had no borrowings outstanding under the Facility. At September 30, 2018 and June 30, 2018, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three months ended September 30, 2018 and 2017.
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
Note 5 – Commitments and Contingencies
At September 30, 2018, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
With our acquisition of Angelic, we have a contingent liability recorded for the earn-out associated with the transaction. See further discussion in Note 3.
Note 6 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $119.3 million and $48.7 million, respectively, at September 30, 2018 and June 30, 2018.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets:

	September 30, 2018	June 30, 2018
Tradenames (20 to 30-year life)
Gross carrying value	$50,321	$50,321
Accumulated amortization	(5,556)	(5,071)
Net carrying value	$44,765	$45,250
Trademarks (27-year life)
Gross carrying value	$—	$370
Accumulated amortization	—	(370)
Net carrying value	$—	$—
Customer Relationships (10 to 15-year life)
Gross carrying value	$14,207	$14,207
Accumulated amortization	(8,564)	(8,283)
Net carrying value	$5,643	$5,924
Technology / Know-how (10-year life)
Gross carrying value	$6,350	$6,350
Accumulated amortization	(1,841)	(1,682)
Net carrying value	$4,509	$4,668
Non-compete Agreements (5-year life)
Gross carrying value	$791	$791
Accumulated amortization	(497)	(457)
Net carrying value	$294	$334
Total net carrying value	$55,211	$56,176
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended September 30,
	2018	2017
Amortization expense	$965	$967
Total annual amortization expense for each of the next five years is estimated to be as follows:

2020	$3,823
2021	$3,738
2022	$3,664
2023	$3,105
2024	$3,105
Note 7 – Income Taxes
The Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law on December 22, 2017 with an effective date of January 1, 2018. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. The statutory federal income tax rate for our 2019 tax return will be 21%.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allows for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. We recorded an initial estimate of the impact of the Tax Act within our December 31, 2017 financial statements, and the adjustments recorded in the second half of 2018 were not material. We will continue to evaluate the impacts of the Tax Act and record adjustments, as needed, resulting from the filing of our 2018 federal tax return, but we do not expect such adjustments to be material.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Accrued federal income taxes of $5.7 million and accrued state and local income taxes of $0.4 million were included in Accrued Liabilities at September 30, 2018. Prepaid federal income taxes of $3.6 million and prepaid state and local income taxes of $0.9 million were included in Other Current Assets at June 30, 2018.
Note 8 – Business Segment Information
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied.
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
Within our organization, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity, as many of our products are similar between the two segments. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at September 30, 2018 is generally consistent with that of June 30, 2018.
We continue to evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended September 30,
	2018	2017
Net Sales
Retail	$162,748	$162,144
Foodservice	153,906	136,772
Total	$316,654	$298,916
Operating Income
Retail	$33,948	$32,869
Foodservice	18,861	14,690
Corporate Expenses	(3,689)	(3,383)
Total	$49,120	$44,176

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended September 30,
	2018	2017
Retail
Frozen breads	$57,508	$58,620
Refrigerated dressings, dips and other	61,869	63,400
Shelf-stable dressings and croutons	43,371	40,124
Total Retail net sales	$162,748	$162,144
Foodservice
Dressings and sauces	$115,912	$103,059
Frozen breads and other	37,994	33,713
Total Foodservice net sales	$153,906	$136,772
Total net sales	$316,654	$298,916
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended September 30,
	2018	2017
Foodservice
National accounts	$115,575	$100,412
Branded and other	38,331	36,360
Total Foodservice net sales	$153,906	$136,772
Note 9 – Stock-Based Compensation
There have been no changes to our stock-based compensation plans from those disclosed in our 2018 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.7 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was $3.9 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $0.8 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was $3.4 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2019 refers to fiscal 2019, which is the period from July 1, 2018 to June 30, 2019.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto, all included elsewhere in this report, and our 2018 Annual Report on Form 10-K. The forward-looking statements in this section and other parts of this report involve risks, uncertainties and other factors, including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements due to these factors. For more information, see the section below entitled “Forward-Looking Statements.”
OVERVIEW
Business Overview
Lancaster Colony Corporation is a manufacturer and marketer of specialty food products for the retail and foodservice channels.
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied.
Over 95% of our products are sold in the United States. Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations. We do not have any fixed assets located outside of the United States.
Our business has the potential to achieve future growth in sales and profitability due to attributes such as:

•	leading Retail market positions in several product categories with a high-quality perception;

•	recognized innovation in Retail products;

•	a broad customer base in both Retail and Foodservice accounts;

•	well-regarded culinary expertise among Foodservice customers;

•	recognized leadership in Foodservice product development;

•	experience in integrating complementary business acquisitions; and

•	historically strong cash flow generation that supports growth opportunities.
Our goal is to grow both Retail and Foodservice segment sales over time by:

•	introducing new products and expanding distribution;

•	leveraging the strength of our Retail brands to increase current product sales;

•	continuing to rely upon the strength of our reputation in Foodservice product development and quality; and

•	acquiring complementary businesses.
We continue to review potential acquisitions that we believe will complement our existing product lines, enhance our profitability and/or offer good expansion opportunities in a manner that fits our overall strategic goals.
Consistent with this acquisition strategy, in October 2018 we acquired, using available cash on hand, all the assets of Bantam Bagels, LLC (“Bantam Bagels”), a producer and marketer of frozen mini stuffed bagels and mini stuffed pancakes sold to both the retail and foodservice channels. See further discussion under the caption “Subsequent Event” in Note 1 to the condensed consolidated financial statements.
We have made substantial capital investments to support our existing operations and future growth opportunities. For example, we recently expanded our warehousing capacity at Angelic Bakehouse, Inc. (“Angelic”) to help meet anticipated growth in demand for our sprouted grain bakery products. Based on our current plans and expectations, we believe our capital expenditures for 2019 could total between $60 and $80 million, which includes a substantial investment for a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky that we expect to complete in mid-2020. We anticipate we will be able to fund all of our capital needs in 2019 with cash generated from operations and cash on hand.

RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Profit

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017	Change
Net Sales
Retail	$162,748	$162,144	$604	—%
Foodservice	153,906	136,772	17,134	13%
Total	$316,654	$298,916	$17,738	6%
Gross Profit	$81,199	$75,475	$5,724	8%
Gross Margin	25.6%	25.2%
Consolidated net sales for the three months ended September 30, 2018 increased 6% as Foodservice net sales grew 13% while Retail net sales were essentially flat.
Consolidated gross profit and related margins increased for the three months ended September 30, 2018, as improved sales volumes, realization of pricing actions, lower trade spending and coupon expenses, continued cost savings from our lean six sigma program and improved operating efficiencies more than offset higher freight and commodity costs. Excluding the impact of pricing, total freight and commodity costs were estimated to have negatively affected our gross margins by 1% of consolidated net sales for the three months ended September 30, 2018.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017	Change
SG&A Expenses	$32,079	$31,299	$780	2%
SG&A Expenses as a Percentage of Net Sales	10.1%	10.5%
Selling, general and administrative (“SG&A”) expenses increased 2% for the quarter. The increase in SG&A expenses primarily reflected incremental investments in salaried personnel to support our continued growth, partially offset by reduced spending for digital advertising and lower brokerage costs.
Operating Income
The foregoing factors contributed to consolidated operating income totaling $49.1 million for the three months ended September 30, 2018. Our operating income by segment was as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017	Change
Operating Income
Retail	$33,948	$32,869	$1,079	3%
Foodservice	18,861	14,690	4,171	28%
Corporate Expenses	(3,689)	(3,383)	(306)	9%
Total	$49,120	$44,176	$4,944	11%
Operating Margin
Retail	20.9%	20.3%
Foodservice	12.3%	10.7%
Total	15.5%	14.8%
See discussion of operating results by segment following the discussion of “Net Income” below.
Income Before Income Taxes
As impacted by the factors discussed above, coupled with higher levels of interest income reflected within Other, Net, income before income taxes for the three months ended September 30, 2018 increased by $5.7 million to $50.4 million from the prior-year total of $44.7 million.

Taxes Based on Income
Taxes based on income declined to $11.4 million for the three months ended September 30, 2018 from the prior-year total of $15.3 million. Our effective tax rate was 22.6% and 34.2% for the three months ended September 30, 2018 and 2017, respectively. The current-year income tax expense and rate were favorably impacted by the Tax Cuts and Jobs Act of 2017 (“Tax Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. The statutory federal income tax rate for our 2019 tax return will be 21%. For the three months ended September 30, 2018 and 2017, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Three Months Ended September 30,
	2018	2017
Statutory rate	21.0%	35.0%
State and local income taxes	2.5	2.9
Domestic manufacturing deduction for qualified income	—	(3.4)
Net windfall tax benefits - stock-based compensation	(0.8)	(0.2)
Other	(0.1)	(0.1)
Effective rate	22.6%	34.2%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the three months ended September 30, 2018, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.8%.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allows for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. We recorded an initial estimate of the impact of the Tax Act within our December 31, 2017 financial statements, and the adjustments recorded in the second half of 2018 were not material. We will continue to evaluate the impacts of the Tax Act and record adjustments, as needed, resulting from the filing of our 2018 federal tax return, but we do not expect such adjustments to be material.
Net Income
As influenced by the factors noted above, including the notable impact of the Tax Act, first quarter net income for 2019 of $39.0 million increased $9.6 million from the preceding year’s net income for the quarter of $29.4 million. Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended September 30. As a result, and due to the change in net income for each year, net income per share for the first quarter of 2019 totaled $1.42 per diluted share, as compared to net income of $1.07 per diluted share in the prior year.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017	Change
Net Sales	$162,748	$162,144	$604	—%
Operating Income	$33,948	$32,869	$1,079	3%
Operating Margin	20.9%	20.3%
For the three months ended September 30, 2018, Retail segment net sales were essentially flat. The impact of price increases taken in response to higher freight and commodity costs and continued volume gains for shelf-stable dressings and sauces sold under license agreements were nearly offset by overall lower sales volumes. The Retail net sales also reflect a reduced level of trade spending and coupon expenses. The prior-year quarter included some benefit from the timing of seasonal shipments of caramel dips and frozen dinner rolls that did not recur this year.

For the three months ended September 30, 2018, Retail segment operating income and related margins increased due to supply chain savings realized from our lean six sigma program, lower consumer promotional and other trade spending, and reduced coupon expenses and brokerage costs. These benefits were partially offset by the impact of increased commodity and freight costs.
Foodservice Segment

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017	Change
Net Sales	$153,906	$136,772	$17,134	13%
Operating Income	$18,861	$14,690	$4,171	28%
Operating Margin	12.3%	10.7%
For the three months ended September 30, 2018, Foodservice segment net sales increased 13% as driven by higher sales volumes from existing business, additional sales from new business, incremental sales resulting from temporary supply and service issues experienced by some of our foodservice competitors and pricing actions taken to help offset higher freight and commodity costs.
The increase in Foodservice operating income and related margins for the three months ended September 30, 2018 was mainly due to increased sales volumes, but also a result of the pricing actions taken to help offset increased freight and commodity costs in addition to supply chain savings realized from our lean six sigma program.
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
LOOKING FORWARD
Looking forward, our second fiscal quarter is typically our strongest sales quarter due to the impact of the holiday season. We expect Retail segment sales will benefit from recent and upcoming new product introductions. We also anticipate the continued positive impact of net price realization from the price increases that began in the second half of 2018 and better-optimized trade spending in the Retail segment. In the Foodservice segment, we anticipate volume growth from select national chain restaurant accounts and distributors of our branded products, as well as the ongoing benefits from Foodservice segment price increases that were implemented early in the third quarter of 2018. In addition, we expect the overall U.S. restaurant industry to continue to be positively influenced by the stronger U.S. economy. Based on current market conditions, commodity costs are projected to become more neutral beginning in the second quarter while freight costs are expected to persist as a headwind.
FINANCIAL CONDITION
For the three months ended September 30, 2018, net cash provided by operating activities totaled $40.9 million, as compared to $38.9 million in the prior-year period. This increase was due to higher net income, reflecting the benefit from the lower tax rate resulting from the Tax Act, as offset by the year-over-year change in net working capital.
Cash used in investing activities for the three months ended September 30, 2018 was $9.8 million, as compared to $8.8 million in the prior year. This increase reflects a slightly higher level of capital expenditures paid in 2019.
Cash used in financing activities for the three months ended September 30, 2018 of $18.9 million increased from the prior-year total of $16.0 million. This increase was primarily due to the higher dividend payments and purchases of treasury stock, as well as increased tax withholdings related to stock-based compensation.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at September 30, 2018. At September 30, 2018, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2018, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At September 30, 2018, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents should be adequate to meet our cash requirements through 2019 including our projected higher levels of capital expenditures, the October 2018 acquisition of Bantam Bagels and our historic trend for annual dividend payments. At this point, we do not expect to borrow against our Facility during 2019. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of September 30, 2018 and future minimum lease payments for the use of property and equipment under operating lease agreements. Aside from expected changes in raw-material costs associated with changes in product demand or pricing, there have been no significant changes to the contractual obligations disclosed in our 2018 Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those policies disclosed in our 2018 Annual Report on Form 10-K. We adopted the new revenue recognition guidance on July 1, 2018. See expanded disclosure of revenue recognition policies in Note 2 to the condensed consolidated financial statements.
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
Items which could impact these forward-looking statements include, but are not limited to:

•	the ability to successfully grow recently acquired businesses;

•	the extent to which recent and future business acquisitions are completed and acceptably integrated;

•	stability of labor relations;

•	fluctuations in the cost and availability of ingredients and packaging;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	price and product competition;

•	the reaction of customers or consumers to price increases we may implement;

•	the potential for loss of larger programs or key customer relationships;

•	the impact of customer store brands on our branded retail volumes;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	dependence on contract manufacturers, distributors and freight transporters;

•	changes in estimates in critical accounting judgments;

•	the success and cost of new product development efforts;

•	the lack of market acceptance of new products;

•	dependence on key personnel and changes in key personnel;

•	the effect of consolidation of customers within key market channels;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	efficiencies in plant operations;

•	the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;

•	the outcome of any litigation or arbitration;

•	the impact, if any, of certain contingent liabilities associated with our withdrawal from a multiemployer pension plan;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2018 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2018 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2018 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,392,219 common shares remained authorized for future repurchases at September 30, 2018. This share repurchase authorization does not have a stated expiration date. In the first quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1-31, 2018	—	$—	—	1,402,219
August 1-31, 2018	—	$—	—	1,402,219
September 1-30, 2018	10,000	$159.31	10,000	1,392,219
Total	10,000	$159.31	10,000	1,392,219
Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	November 1, 2018	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	November 1, 2018	By:	/s/ DOUGLAS A. FELL
Douglas A. Fell
Vice President, Assistant Secretary
and Chief Financial Officer
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2018
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