Form 10-Q
period 2018-12-31
LANCASTER COLONY CORP
filed 2019-02-06
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 24, 2019, there were 27,507,995 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	December 31, 2018	June 30, 2018
ASSETS
Current Assets:
Cash and equivalents	$194,531	$205,752
Receivables	72,069	72,960
Inventories:
Raw materials	37,549	32,673
Finished goods	54,778	58,188
Total inventories	92,327	90,861
Other current assets	6,586	9,304
Total current assets	365,513	378,877
Property, Plant and Equipment:
Land, buildings and improvements	146,376	132,318
Machinery and equipment	314,639	293,409
Total cost	461,015	425,727
Less accumulated depreciation	245,980	234,914
Property, plant and equipment-net	215,035	190,813
Other Assets:
Goodwill	211,347	168,030
Other intangible assets-net	72,824	56,176
Other noncurrent assets	10,739	10,595
Total	$875,458	$804,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$73,891	$57,978
Accrued liabilities	35,965	35,789
Total current liabilities	109,856	93,767
Other Noncurrent Liabilities	41,549	41,638
Deferred Income Taxes	19,282	16,804
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-December-27,505,463 shares; June-27,487,989 shares	120,828	119,232
Retained earnings	1,331,908	1,279,343
Accumulated other comprehensive loss	(8,172)	(8,259)
Common stock in treasury, at cost	(739,793)	(738,034)
Total shareholders’ equity	704,771	652,282
Total	$875,458	$804,491
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands, except per share data)	2018	2017	2018	2017
Net Sales	$349,581	$319,665	$666,235	$618,581
Cost of Sales	258,189	235,726	493,644	459,167
Gross Profit	91,392	83,939	172,591	159,414
Selling, General and Administrative Expenses	39,842	36,319	71,921	67,130
Change in Contingent Consideration	(9,605)	505	(9,605)	993
Operating Income	61,155	47,115	110,275	91,291
Other, Net	1,039	562	2,353	1,070
Income Before Income Taxes	62,194	47,677	112,628	92,361
Taxes Based on Income	14,287	1,757	25,693	17,055
Net Income	$47,907	$45,920	$86,935	$75,306
Net Income Per Common Share:
Basic	$1.74	$1.67	$3.16	$2.74
Diluted	$1.73	$1.67	$3.15	$2.74

Cash Dividends Per Common Share	$0.65	$0.60	$1.25	$1.15

Weighted Average Common Shares Outstanding:
Basic	27,435	27,396	27,429	27,396
Diluted	27,566	27,460	27,540	27,456
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands)	2018	2017	2018	2017
Net Income	$47,907	$45,920	$86,935	$75,306
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	102	134	205	268
Amortization of prior service credit, before tax	(45)	(46)	(91)	(91)
Total Other Comprehensive Income, Before Tax	57	88	114	177
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(24)	(50)	(48)	(99)
Amortization of prior service credit, tax	10	17	21	33
Total Tax Expense	(14)	(33)	(27)	(66)
Other Comprehensive Income, Net of Tax	43	55	87	111
Comprehensive Income	$47,950	$45,975	$87,022	$75,417
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
(Amounts in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$86,935	$75,306
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	14,458	13,030
Change in contingent consideration	(9,605)	993
Deferred income taxes and other changes	2,885	(9,732)
Stock-based compensation expense	3,362	2,313
Pension plan activity	(455)	(248)
Changes in operating assets and liabilities:
Receivables	2,985	1,561
Inventories	27	(1,283)
Other current assets	2,291	(6,705)
Accounts payable and accrued liabilities	10,332	8,720
Net cash provided by operating activities	113,215	83,955
Cash Flows From Investing Activities:
Cash paid for acquisitions, net of cash acquired	(58,191)	(318)
Payments for property additions	(27,938)	(15,287)
Other-net	(324)	11
Net cash used in investing activities	(86,453)	(15,594)
Cash Flows From Financing Activities:
Payment of dividends	(34,370)	(31,561)
Purchase of treasury stock	(1,759)	(853)
Tax withholdings for stock-based compensation	(1,766)	(284)
Other-net	(88)	—
Net cash used in financing activities	(37,983)	(32,698)
Net change in cash and equivalents	(11,221)	35,663
Cash and equivalents at beginning of year	205,752	143,104
Cash and equivalents at end of period	$194,531	$178,767
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$19,987	$32,457
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

	December 31,
	2018	2017
Construction in progress in Accounts Payable	$2,376	$446
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income	$47,907	$45,920	$86,935	$75,306
Net income available to participating securities	(96)	(73)	(176)	(119)
Net income available to common shareholders	$47,811	$45,847	$86,759	$75,187

Weighted average common shares outstanding – basic	27,435	27,396	27,429	27,396
Incremental share effect from:
Nonparticipating restricted stock	2	3	4	4
Stock-settled stock appreciation rights	129	61	107	56
Weighted average common shares outstanding – diluted	27,566	27,460	27,540	27,456

Net income per common share – basic	$1.74	$1.67	$3.16	$2.74
Net income per common share – diluted	$1.73	$1.67	$3.15	$2.74
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Accumulated other comprehensive loss at beginning of period	$(8,215)	$(8,880)	$(8,259)	$(8,936)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	112	143	224	286
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(10)	(9)	(19)	(18)
Amortization of prior service credit	(45)	(46)	(91)	(91)
Total other comprehensive income, before tax	57	88	114	177
Total tax expense	(14)	(33)	(27)	(66)
Other comprehensive income, net of tax	43	55	87	111
Accumulated other comprehensive loss at end of period	$(8,172)	$(8,825)	$(8,172)	$(8,825)
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2018 Annual Report on Form 10-K. See expanded disclosure of revenue recognition policies in Note 3.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months and issued subsequent clarifications of this new guidance. This guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease). Both lease classifications require the lessee to record a right-of-use asset and a lease liability based upon the present value of the lease payments. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the consolidated financial statements. The guidance will be effective for us in fiscal 2020, including interim periods. In July 2018, the FASB issued guidance that allows for an alternate transition method whereby companies can recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than restating comparative periods. We expect to elect this alternate transition method and recognize the cumulative impact of

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

adoption in the opening balance of retained earnings as of July 1, 2019. While the adoption of this guidance will result in a significant increase in the balances of right-of-use assets and lease liabilities on our Consolidated Balance Sheet, we do not expect the adoption to impact our results of operations or cash flows. We are currently assessing the impact that this standard will have on our accounting policies, processes, system requirements, internal controls and disclosures. We have completed an initial review of our leases and have selected lease accounting software. We are currently implementing the lease accounting software, including collecting certain required information from our leases.
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
Recently Adopted Accounting Standards
In May 2014, the FASB issued new accounting guidance for the recognition of revenue and issued subsequent clarifications of this new guidance in 2016 and 2017. The core principle of the new guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This model is based on a control approach. We completed a review of customer contracts and evaluated the impact of the new standard on certain common practices employed by us. We also finalized our assessment of the impact on our accounting policies, processes, system requirements, internal controls and disclosures using internal resources and the assistance of a qualified third party expert. We adopted the new guidance on July 1, 2018 using a modified retrospective approach; however, we did not record a cumulative-effect adjustment from initially applying the standard as the adoption did not have a material impact on our financial position or results of operations. See additional revenue recognition disclosures in Note 3.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 2 – Acquisitions
Bantam Bagels, LLC
On October 19, 2018, we acquired all the assets of Bantam Bagels, LLC (“Bantam”). Bantam, a producer and marketer of frozen mini stuffed bagels and mini stuffed pancakes sold to both the retail and foodservice channels, is based in New York, New York. The base purchase price of $33.8 million, which is subject to post-closing adjustments, was funded with cash on hand. This purchase price excludes contingent consideration relating to an additional earn-out payment which is tied to performance-based conditions. In general, the terms of the acquisition specify that the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Bantam for the twelve months ending December 31, 2023. We are unable to provide a range for the amount of this earn-out because it is based on the future adjusted EBITDA of Bantam, and the earn-out does not contain a minimum or maximum value. See further discussion of the earn-out in Note 4. Bantam’s results of operations are allocated between our Retail and Foodservice segments in a manner consistent with our current segment allocations. These results have been included in our condensed consolidated financial statements from the date of acquisition. This acquisition is not significant to our financial position or results of operations.
The following table summarizes the consideration related to the acquisition and the preliminary purchase price allocation based on the fair value of the net assets acquired. The initial fair value of the contingent consideration is a noncash investing activity.

Consideration
Cash paid for acquisition	$33,762
Contingent consideration - fair value of earn-out at date of closing	8,900
Fair value of total consideration	$42,662

Preliminary Purchase Price Allocation
Receivables	$2,109
Inventories	684
Other current assets	95
Machinery and equipment	1,896
Goodwill (tax deductible)	22,131
Other intangible assets	18,700
Current liabilities	(2,331)
Other noncurrent liabilities	(622)
Net assets acquired	$42,662
Further adjustments may occur to the allocation above as certain aspects of the transaction are finalized during the measurement period, including the post-closing working capital adjustment.
The goodwill recognized above arose because the purchase price for Bantam reflects a number of factors including the future earnings and cash flow potential of Bantam, as well as the impact of the inclusion of the initial fair value of the earn-out associated with the acquisition. Bantam is a fast growing, on-trend business with distribution in traditional grocery, club stores, e-commerce and foodservice. Notably, in the foodservice channel, Bantam Bagels® bagel bites are available at corporate-owned Starbucks® cafes nationwide. Bantam also provides innovation opportunities within and beyond our present product lines. A small amount of goodwill also resulted from the workforce acquired with Bantam.
We have determined preliminary values and lives of the other intangible assets listed in the allocation above as: $12.8 million for the tradename with a 20-year life; $3.3 million for the customer relationships with a 10-year life and $2.6 million for the technology / know-how with a 10-year life.
Pro forma results of operations have not been presented herein as the acquisition was not material to our results of operations.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Omni Baking Company LLC
On November 16, 2018, we acquired all the assets of Omni Baking Company LLC (“Omni”). Omni has been a long-time supplier of products to our frozen garlic bread operations and is based in Vineland, New Jersey. The purchase price of $24.4 million, which is subject to post-closing adjustments, was funded with cash on hand. Omni’s results of operations are allocated between our Retail and Foodservice segments in a manner consistent with our current segment allocations. These results have been included in our condensed consolidated financial statements from the date of acquisition. This acquisition is not significant to our financial position or results of operations.
The following table summarizes the preliminary purchase price allocation based on the fair value of the net assets acquired.

Preliminary Purchase Price Allocation
Inventories	$809
Other current assets	86
Machinery and equipment	4,777
Goodwill (tax deductible)	21,186
Current liabilities	(2,429)
Net assets acquired	$24,429
Further adjustments may occur to the allocation above as certain aspects of the transaction are finalized during the measurement period, including the post-closing working capital adjustment. In addition to the machinery and equipment acquired, we also assumed an operating lease for Omni’s production facility with future minimum rental commitments totaling $7.2 million as of the date of acquisition. This lease continues through December 2026.
The goodwill recognized above arose because the purchase price for Omni reflects a number of factors including the production capabilities of the leased facility and the ability to expand production in the future. Goodwill also resulted from the workforce acquired with Omni. Due to the transitional nature of the foodservice operations, which are related to an interim supply agreement, no goodwill was allocated to the Foodservice segment.
Due to the unique nature of this acquisition, we did not identify any intangible assets apart from goodwill.
Pro forma results of operations have not been presented herein as the acquisition was not material to our results of operations.
Note 3 – Revenue Recognition
We adopted the new revenue recognition guidance on July 1, 2018 using a modified retrospective approach; however, we did not record a cumulative-effect adjustment from initially applying the standard as the adoption did not have a material impact on our financial position or results of operations. We completed a review of customer contracts and evaluated the impact of the new standard on certain common practices employed by us. We also finalized our assessment of the impact on our accounting policies, processes, system requirements, internal controls and disclosures using internal resources and the assistance of a qualified third party expert.
When Performance Obligations Are Satisfied
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The singular performance obligation of our customer contracts is determined by each individual purchase order and the respective food products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to our customer. Specifically, control transfers to our customers when the product is delivered to or picked up by our customers based upon applicable shipping terms, as our customers can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. The performance obligations in our customer contracts are generally satisfied within 30 days. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of December 31, 2018.

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
Contract Balances
We do not have deferred revenue or unbilled receivable balances and thus do not have any related contract asset and liability balances as of December 31, 2018.
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
Disaggregation of Revenue
See Note 9 for disaggregation of our net sales by class of similar product and type of customer.
Note 4 – Fair Value
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
Our contingent consideration, which resulted from the earn-outs associated with our acquisitions of Bantam and Angelic Bakehouse, Inc. (“Angelic”), is measured at fair value on a recurring basis and is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes our contingent consideration:

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$8,995	$8,995
Contingent consideration - Angelic	—	—	7,380	7,380
Total contingent consideration	$—	$—	$16,375	$16,375

	Fair Value Measurements at June 30, 2018
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$—	$—
Contingent consideration - Angelic	—	—	17,080	17,080
Total contingent consideration	$—	$—	$17,080	$17,080
Bantam Contingent Consideration
This contingent consideration resulted from the earn-out associated with our October 19, 2018 acquisition of Bantam. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Bantam for the twelve months ending December 31, 2023. The fair value of the contingent consideration was determined to be $8.9 million at October 19, 2018. The fair value is measured on a recurring basis using a Monte Carlo simulation that randomly changes revenue, EBITDA and other uncertain variables to estimate an expected value. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Contingent consideration at beginning of period	$—	$—	$—	$—
Additions	8,900	—	8,900	—
Change in contingent consideration	95	—	95	—
Contingent consideration at end of period	$8,995	$—	$8,995	$—
Angelic Contingent Consideration
This contingent consideration resulted from the earn-out associated with our November 17, 2016 acquisition of Angelic. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic for fiscal 2021. The fair value of the contingent consideration was determined to be $13.9 million at November 17, 2016. The fair value is measured on a recurring basis using a present value approach, which incorporates factors such as business risks and projections, to estimate an expected value. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Our December 31, 2018 fair value measurement resulted in a $9.7 million reduction in the fair value of Angelic’s contingent consideration based on a change in Angelic’s forecasted adjusted EBITDA for fiscal 2021. This adjustment was recorded in our Retail segment.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Angelic’s contingent consideration:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Contingent consideration at beginning of period	$17,080	$15,516	$17,080	$15,028
Additions	—	—	—	—
Change in contingent consideration	(9,700)	505	(9,700)	993
Contingent consideration at end of period	$7,380	$16,021	$7,380	$16,021
Note 5 – Long-Term Debt
At December 31, 2018 and June 30, 2018, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 8, 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
At December 31, 2018 and June 30, 2018, we had no borrowings outstanding under the Facility. At December 31, 2018 and June 30, 2018, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three and six months ended December 31, 2018 and 2017.
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
Note 6 – Commitments and Contingencies
At December 31, 2018, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
We have a significant commitment related to a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky. See further discussion under the caption “Contractual Obligations” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.
With our acquisitions of Angelic and Bantam, we have contingent liabilities recorded for the earn-outs associated with these transactions. See further discussion in Note 4.
Note 7 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $160.3 million and $51.0 million, respectively, at December 31, 2018 compared to $119.3 million and $48.7 million, respectively, at June 30, 2018. The increase in goodwill is the result of the acquisitions of Bantam in October 2018 and Omni in November 2018. See further discussion in Note 2.
The following table is a rollforward of goodwill by reportable segment from June 30, 2018 to December 31, 2018:

	Retail	Foodservice	Total
Goodwill at beginning of year	$119,301	$48,729	$168,030
Goodwill acquired during the period - Bantam	19,844	2,287	22,131
Goodwill acquired during the period - Omni	21,186	—	21,186
Goodwill at end of period	$160,331	$51,016	$211,347

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets. The intangible asset values and lives related to the acquisition of Bantam, which are included in the table below, are preliminary and subject to further review over the measurement period. See further discussion in Note 2.

	December 31, 2018	June 30, 2018
Tradenames (20 to 30-year life)
Gross carrying value	$63,121	$50,321
Accumulated amortization	(6,041)	(5,071)
Net carrying value	$57,080	$45,250
Customer Relationships (10 to 15-year life)
Gross carrying value	$17,507	$14,207
Accumulated amortization	(8,914)	(8,283)
Net carrying value	$8,593	$5,924
Technology / Know-how (10-year life)
Gross carrying value	$8,950	$6,350
Accumulated amortization	(2,054)	(1,682)
Net carrying value	$6,896	$4,668
Non-compete Agreements (5-year life)
Gross carrying value	$791	$791
Accumulated amortization	(536)	(457)
Net carrying value	$255	$334
Total net carrying value	$72,824	$56,176
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Amortization expense	$1,087	$1,006	$2,052	$1,973
Total annual amortization expense for each of the next five years is estimated to be as follows:

2020	$5,053
2021	$4,968
2022	$4,894
2023	$4,335
2024	$4,335
Note 8 – Income Taxes
The Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law on December 22, 2017 with an effective date of January 1, 2018. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. The statutory federal income tax rate for our 2019 tax return will be 21%.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allows for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. We recorded an initial estimate of the impact of the Tax Act within our December 31, 2017 financial statements, and the adjustments recorded in the second half of 2018 were not material. The measurement period has ended, and we have completed the accounting for all the impacts of the Tax Act.
Prepaid federal income taxes of $0.5 million and $3.6 million were included in Other Current Assets at December 31, 2018 and June 30, 2018, respectively. Prepaid state and local income taxes of $0.4 million and $0.9 million were included in Other Current Assets at December 31, 2018 and June 30, 2018, respectively.

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
Retail - The vast majority of the products we sell in the Retail segment are sold through sales personnel, food brokers and distributors in the United States. We have placement of products in grocery produce departments through our refrigerated salad dressings, vegetable dips and fruit dips. Our flatbread products and sprouted grain bakery products are generally placed in the specialty bakery/deli section of the grocery store. We also have products typically marketed in the shelf-stable section of the grocery store, which include salad dressing, slaw dressing and croutons. Within the frozen food section of the grocery store, we sell yeast rolls, garlic breads and mini stuffed bagels.
Foodservice - The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. The majority of our Foodservice sales are products sold under private label to restaurants. We also manufacture and sell various branded Foodservice products to distributors. Finally, within this segment, we sell other roll products under a transitional co-packing arrangement resulting from the Omni acquisition.
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at December 31, 2018 is generally consistent with that of June 30, 2018. However, due to the acquisitions of Bantam in October 2018 and Omni in November 2018, the amount of Retail and Foodservice assets increased as compared to June 30, 2018.
We continue to evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net Sales
Retail	$186,302	$179,286	$349,050	$341,430
Foodservice	163,279	140,379	317,185	277,151
Total	$349,581	$319,665	$666,235	$618,581
Operating Income
Retail	$44,785	$37,318	$78,733	$70,187
Foodservice	19,405	13,411	38,266	28,101
Corporate Expenses	(3,035)	(3,614)	(6,724)	(6,997)
Total	$61,155	$47,115	$110,275	$91,291

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Retail
Frozen breads	$89,902	$87,863	$147,410	$146,483
Refrigerated dressings, dips and other	55,204	51,058	117,073	114,458
Shelf-stable dressings and croutons	41,196	40,365	84,567	80,489
Total Retail net sales	$186,302	$179,286	$349,050	$341,430
Foodservice
Dressings and sauces	$115,925	$104,386	$231,837	$207,445
Frozen breads and other	43,518	35,993	81,512	69,706
Other roll products	3,836	—	3,836	—
Total Foodservice net sales	$163,279	$140,379	$317,185	$277,151
Total net sales	$349,581	$319,665	$666,235	$618,581
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Foodservice
National accounts	$120,652	$105,362	$236,227	$205,774
Branded and other	38,791	35,017	77,122	71,377
Other roll products	3,836	—	3,836	—
Total Foodservice net sales	$163,279	$140,379	$317,185	$277,151
Note 10 – Stock-Based Compensation
There have been no changes to our stock-based compensation plans from those disclosed in our 2018 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.9 million and $0.5 million for the three months ended December 31, 2018 and 2017, respectively. Year-to-date SSSARs compensation expense was $1.6 million for the current-year period compared to $1.1 million for the prior-year period. At December 31, 2018, there was $3.1 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $0.9 million and $0.6 million for the three months ended December 31, 2018 and 2017, respectively. Year-to-date restricted stock compensation expense was $1.7 million for the current-year period compared to $1.2 million for the prior-year period. At December 31, 2018, there was $3.3 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
Consistent with this acquisition strategy, in October 2018 we acquired, using available cash on hand, all the assets of Bantam Bagels, LLC (“Bantam”), a producer and marketer of frozen mini stuffed bagels and mini stuffed pancakes sold to both the retail and foodservice channels. Also, in November 2018 we acquired, using available cash on hand, all the assets of Omni Baking Company LLC (“Omni”), a long-time supplier of products to our frozen garlic bread operations. See further discussion of these acquisitions in Note 2 to the condensed consolidated financial statements.
We have made substantial capital investments to support our existing operations and future growth opportunities. Based on our current plans and expectations, we believe our capital expenditures for 2019 will total between $60 and $80 million, which includes a substantial investment for a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky that we expect to complete in mid-2020. We are also in the process of constructing a dedicated R&D center that will benefit both the Retail and Foodservice segments, and we are also investing in production capacity and increased automation at Angelic Bakehouse, Inc. (“Angelic”) to improve efficiencies in production. During the second half of 2019 we plan to commence several projects to expand packaging capacity and end-of-line automation for both segments. We anticipate we will be able to fund all of our capital needs in 2019 with cash generated from operations and cash on hand.

RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Profit

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Net Sales
Retail	$186,302	$179,286	$7,016	4%	$349,050	$341,430	$7,620	2%
Foodservice	163,279	140,379	22,900	16%	317,185	277,151	40,034	14%
Total	$349,581	$319,665	$29,916	9%	$666,235	$618,581	$47,654	8%
Gross Profit	$91,392	$83,939	$7,453	9%	$172,591	$159,414	$13,177	8%
Gross Margin	26.1%	26.3%			25.9%	25.8%
Consolidated net sales for the three months ended December 31, 2018 increased 9% to a second quarter record $349.6 million versus $319.7 million last year. Excluding net sales attributed to the acquisitions of Bantam and Omni, consolidated net sales increased 7% for the quarter. Consolidated net sales for the six months ended December 31, 2018 increased 8%. Excluding net sales attributed to the acquisitions of Bantam and Omni, consolidated net sales increased 7% for the year-to-date period.
Consolidated gross margins for the three and six months ended December 31, 2018 were comparable to the prior-year periods, as improved sales volumes, the impact of pricing actions, continued cost savings from our lean six sigma program and improved operating efficiencies offset higher freight and warehousing costs and expenses resulting from our discontinuation of the Marzetti® Simple Harvest® line of refrigerated dips.
Selling, General and Administrative Expenses

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
SG&A Expenses	$39,842	$36,319	$3,523	10%	$71,921	$67,130	$4,791	7%
SG&A Expenses as a Percentage of Net Sales	11.4%	11.4%			10.8%	10.9%
Selling, general and administrative (“SG&A”) expenses increased 10% and 7% for the three and six months ended December 31, 2018, respectively. The increase in these costs reflected transaction costs attributed to the recent acquisitions of Bantam and Omni and higher severance costs.
Change in Contingent Consideration
The change in contingent consideration resulted in a net benefit of $9.6 million for the three and six months ended December 31, 2018. The net benefit reflects a $9.7 million benefit due to a reduction in the fair value of Angelic’s contingent consideration liability as a result of our December 31, 2018 fair value measurement. See further discussion in Note 4 to the condensed consolidated financial statements. The change in contingent consideration resulted in expense of $0.5 million and $1.0 million for the three and six months ended December 31, 2017, respectively.
Given the nature of Angelic’s sales and historical accounting treatment, the entire adjustment related to Angelic’s contingent consideration was reflected within the Retail segment.
As a result of the reduction in the fair value of Angelic’s contingent consideration liability at December 31, 2018, we reviewed Angelic’s intangible assets for impairment. We concluded that there was no impairment of these assets in the current period as the estimated undiscounted cash flows exceeded the carrying value.

Operating Income
The foregoing factors contributed to consolidated operating income totaling $61.2 million and $110.3 million for the three and six months ended December 31, 2018, respectively. Our operating income by segment was as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Operating Income
Retail	$44,785	$37,318	$7,467	20%	$78,733	$70,187	$8,546	12%
Foodservice	19,405	13,411	5,994	45%	38,266	28,101	10,165	36%
Corporate Expenses	(3,035)	(3,614)	579	(16)%	(6,724)	(6,997)	273	(4)%
Total	$61,155	$47,115	$14,040	30%	$110,275	$91,291	$18,984	21%
Operating Margin
Retail	24.0%	20.8%			22.6%	20.6%
Foodservice	11.9%	9.6%			12.1%	10.1%
Total	17.5%	14.7%			16.6%	14.8%
See discussion of operating results by segment following the discussion of “Net Income” below.
Income Before Income Taxes
As impacted by the factors discussed above, coupled with higher levels of interest income, income before income taxes for the three months ended December 31, 2018 increased by $14.5 million to $62.2 million from the prior-year total of $47.7 million. Income before income taxes for the six months ended December 31, 2018 and 2017 was $112.6 million and $92.4 million, respectively.
Taxes Based on Income
Taxes based on income increased to $25.7 million for the six months ended December 31, 2018 from the prior-year total of $17.1 million. Our effective tax rate was 22.8% and 18.5% for the six months ended December 31, 2018 and 2017, respectively. The current-year and prior-year income tax expense and rate were favorably impacted by the Tax Cuts and Jobs Act of 2017 (“Tax Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. The statutory federal income tax rate for our 2019 tax return will be 21% as compared to a blended rate of 28.1% for our 2018 tax return. For the six months ended December 31, 2018 and 2017, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Six Months Ended December 31,
	2018	2017
Statutory rate	21.0%	28.1%
State and local income taxes	2.7	2.4
One-time benefit on re-measurement of net deferred tax liability	—	(9.6)
Domestic manufacturing deduction for qualified income	—	(2.6)
Net windfall tax benefits - stock-based compensation	(0.9)	(0.2)
Other	—	0.4
Effective rate	22.8%	18.5%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the six months ended December 31, 2018, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.9%.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allows for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. We recorded an initial estimate of the impact of the Tax Act within our December 31, 2017 financial statements, and the adjustments recorded in the second half of 2018 were not material. The measurement period has ended, and we have completed the accounting for all the impacts of the Tax Act.
Net Income
As influenced by the factors noted above, second quarter net income for 2019 of $47.9 million increased $2.0 million from the preceding year’s net income for the quarter of $45.9 million and year-to-date net income of $86.9 million was higher than the prior year-to-date total of $75.3 million. Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended December 31. As a result, and due to the change in net income for each year, net income per share for the second quarter of 2019 totaled $1.73 per diluted share, as compared to net income of $1.67 per diluted share in the prior year. Year-to-date net income per share was $3.15 per diluted share, as compared to $2.74 per diluted share for the prior-year period.
For the three and six months ended December 31, 2018, the after-tax benefit from the reduction in the fair value of Angelic’s contingent consideration liability was $7.4 million, or $.27 per diluted share. For the three and six months ended December 31, 2017, the Tax Act resulted in a one-time benefit of $8.9 million, or $.32 per diluted share, from the re-measurement of our net deferred tax liability.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Net Sales	$186,302	$179,286	$7,016	4%	$349,050	$341,430	$7,620	2%
Operating Income	$44,785	$37,318	$7,467	20%	$78,733	$70,187	$8,546	12%
Operating Margin	24.0%	20.8%			22.6%	20.6%
For the three months ended December 31, 2018, Retail segment net sales increased 4% as impacted by continued volume gains for shelf-stable dressings and sauces sold under license agreements, as well as increased sales of caramel dips and frozen garlic bread, benefits from higher pricing and incremental sales from our Bantam acquisition. Excluding Bantam’s net sales, Retail net sales increased 3%.
Year-to-date net sales for the Retail segment reached $349.1 million, a 2% increase from the prior-year total of $341.4 million driven by continued volume gains for shelf-stable dressings and sauces sold under license agreements.
For the three months ended December 31, 2018, Retail segment operating income was favorably impacted by the $9.7 million reduction in the fair value of Angelic’s contingent consideration liability. Excluding this fair value adjustment, Retail segment operating margin declined to 18.8% as impacted by inventory-related costs resulting from our discontinuation of the Marzetti Simple Harvest line of refrigerated dips, severance costs and increased trade spending and product placement costs in support of expanded distribution for Bantam.
For the six months ended December 31, 2018, excluding the fair value adjustment, Retail segment operating margin declined to 19.8% as influenced by the unfavorable factors referenced above that impacted Retail margins in the fiscal second quarter in addition to higher freight and warehousing costs partially offset by supply chain savings realized from our lean six sigma program.
Foodservice Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2018	2017	Change		2018	2017	Change
Net Sales	$163,279	$140,379	$22,900	16%	$317,185	$277,151	$40,034	14%
Operating Income	$19,405	$13,411	$5,994	45%	$38,266	$28,101	$10,165	36%
Operating Margin	11.9%	9.6%			12.1%	10.1%
For the three and six months ended December 31, 2018, Foodservice segment net sales grew 16% and 14%, respectively, driven by higher demand from our national chain restaurant accounts, incremental sales from the Bantam and Omni acquisitions, added volume resulting from temporary supply and service issues experienced by some of our foodservice competitors and pricing actions implemented in early January 2018 to help offset higher freight and commodity costs. As a result of the Omni acquisition, for an interim period of approximately two years, we will be a supplier of bread products to an affiliated party of the seller. For the quarter ended December 31, the total net sales attributed to products sold under the interim supply agreement were $3.8 million. Incremental Foodservice net sales from Bantam totaled $1.9 million for the three and six months ended December 31, 2018.
The increase in Foodservice operating income and related margins for the three and six months ended December 31, 2018 was mainly due to increased sales volumes, but also a result of the pricing actions taken to help offset increased freight and commodity costs and the benefit from supply chain savings realized from our lean six sigma program.
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
LOOKING FORWARD
Looking forward to our fiscal third quarter, we expect Retail segment sales will benefit from the incremental Bantam sales, continued growth from shelf-stable dressings and sauces sold under license agreements and some pricing that was implemented in last year’s fiscal fourth quarter. The later Easter holiday will shift some sales to our fiscal fourth quarter this year. In the Foodservice segment, we anticipate continued volume growth from select national chain restaurant accounts and distributors of our branded products along with the added sales from the Omni acquisition. However, we will begin to lap last year’s price increases and also do not expect any continued benefit from the temporary supply and service issues experienced by some of our foodservice competitors in the first half of this fiscal year. Based on current market conditions, commodity and freight costs are projected to be slightly unfavorable. With regard to the Omni acquisition, we have identified the opportunity for some meaningful operational improvements at the facility in Vineland, New Jersey. We will begin implementing these improvements over the second half of our fiscal year. As a result, we expect some modest near-term headwinds to our financial results as our supply chain team works to fully integrate this facility.
FINANCIAL CONDITION
For the six months ended December 31, 2018, net cash provided by operating activities totaled $113.2 million, as compared to $84.0 million in the prior-year period. This increase was due to higher net income, a benefit from the change in deferred income taxes as a result of the prior-year impact of the Tax Act, and the year-over-year change in net working capital as offset by the reduction in the fair value of Angelic’s contingent consideration liability.
Cash used in investing activities for the six months ended December 31, 2018 was $86.5 million, as compared to $15.6 million in the prior year. This increase primarily reflects cash paid for the October 2018 acquisition of Bantam and the November 2018 acquisition of Omni, as well as a higher level of capital expenditures paid in 2019.
Cash used in financing activities for the six months ended December 31, 2018 of $38.0 million increased from the prior-year total of $32.7 million. This increase was primarily due to the higher dividend payments and purchases of treasury stock, as well as increased tax withholdings related to stock-based compensation.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at December 31, 2018. At December 31, 2018, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2018, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At December 31, 2018, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents should be adequate to meet our cash requirements through 2019, including our completed acquisitions, projected higher levels of capital expenditures and our historic trend for annual dividend payments. At this point, we do not expect to borrow against our Facility during 2019. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of December 31, 2018 and future minimum lease payments for the use of property and equipment under operating lease agreements. There have been no significant changes to the contractual obligations disclosed in our 2018 Annual Report on Form 10-K aside from expected changes in raw-material costs associated with changes in product demand or pricing and our obligation related to a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky as further discussed below.
In November 2018, Sister Schubert’s Homemade Rolls, Inc. (“SSHR”), an indirect wholly-owned subsidiary of ours, entered into a Design/Build Agreement (the “Agreement”) with Shambaugh and Son, LP (“Shambaugh”) under which Shambaugh will design, coordinate and build additional frozen roll manufacturing and warehousing capacity for the SSHR facility in Hart County, Kentucky (the “Project”). The Project will result in an expansion of the current facility footprint and freezer space. Subject to certain conditions in the Agreement, SSHR will pay Shambaugh no more than the guaranteed maximum price of approximately $40 million for the Project. The Agreement contains other terms and conditions that are customary for this type of project. The Project is expected to be completed in mid-2020. As the project has just started, we are still obligated for the majority of this amount as well as an additional $22 million for equipment related to the Project. See the Agreement included herein as Exhibit 10.1.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those policies disclosed in our 2018 Annual Report on Form 10-K. We adopted the new revenue recognition guidance on July 1, 2018. See expanded disclosure of revenue recognition policies in Note 3 to the condensed consolidated financial statements.
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
Items which could impact these forward-looking statements include, but are not limited to:

•	the ability to successfully grow recently acquired businesses;

•	the extent to which recent and future business acquisitions are completed and acceptably integrated;

•	changes in estimates in critical accounting judgments;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	price and product competition;

•	the reaction of customers or consumers to price increases we may implement;

•	fluctuations in the cost and availability of ingredients and packaging;

•	the impact of customer store brands on our branded retail volumes;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	dependence on contract manufacturers, distributors and freight transporters;

•	the success and cost of new product development efforts;

•	dependence on key personnel and changes in key personnel;

•	the effect of consolidation of customers within key market channels;

•	the lack of market acceptance of new products;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	the potential for loss of larger programs or key customer relationships;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	maintenance of competitive position with respect to other manufacturers;

•	efficiencies in plant operations;

•	adequate supply of skilled labor;

•	stability of labor relations;

•	the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;

•	the outcome of any litigation or arbitration;

•	the impact, if any, of certain contingent liabilities associated with our withdrawal from a multiemployer pension plan;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2018 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2018 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,391,260 common shares remained authorized for future repurchases at December 31, 2018. This share repurchase authorization does not have a stated expiration date. In the second quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1-31, 2018 (1)	868	$171.38	868	1,391,351
November 1-30, 2018 (1)	91	$182.82	91	1,391,260
December 1-31, 2018	—	$—	—	1,391,260
Total	959	$172.47	959	1,391,260

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

LANCASTER COLONY CORPORATION
(Registrant)
Date:	February 6, 2019	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	February 6, 2019	By:	/s/ DOUGLAS A. FELL
Douglas A. Fell
Vice President, Assistant Secretary
and Chief Financial Officer
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2018
INDEX TO EXHIBITS

Exhibit Number	Description	Located at

10.1(a)	Design/Build Agreement between Sister Schubert’s Homemade Rolls, Inc. and Shambaugh & Son, LP	Filed herewith

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(a) Portions of this exhibit that have been marked by [***] have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.