Form 10-Q
period 2019-03-31
LANCASTER COLONY CORP
filed 2019-04-30
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 18, 2019, there were approximately 27,505,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	March 31, 2019	June 30, 2018
ASSETS
Current Assets:
Cash and equivalents	$187,389	$205,752
Receivables	81,156	72,960
Inventories:
Raw materials	36,407	32,673
Finished goods	56,713	58,188
Total inventories	93,120	90,861
Other current assets	5,640	9,304
Total current assets	367,305	378,877
Property, Plant and Equipment:
Land, buildings and improvements	147,497	132,318
Machinery and equipment	326,061	293,409
Total cost	473,558	425,727
Less accumulated depreciation	249,060	234,914
Property, plant and equipment-net	224,498	190,813
Other Assets:
Goodwill	210,429	168,030
Other intangible assets-net	71,551	56,176
Other noncurrent assets	12,502	10,595
Total	$886,285	$804,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$70,390	$57,978
Accrued liabilities	38,407	35,789
Total current liabilities	108,797	93,767
Other Noncurrent Liabilities	42,464	41,638
Deferred Income Taxes	20,016	16,804
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-March-27,504,669 shares; June-27,487,989 shares	121,565	119,232
Retained earnings	1,344,638	1,279,343
Accumulated other comprehensive loss	(8,129)	(8,259)
Common stock in treasury, at cost	(743,066)	(738,034)
Total shareholders’ equity	715,008	652,282
Total	$886,285	$804,491
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands, except per share data)	2019	2018	2019	2018
Net Sales	$317,882	$296,174	$984,117	$914,755
Cost of Sales	242,485	228,263	736,129	687,430
Gross Profit	75,397	67,911	247,988	227,325
Selling, General and Administrative Expenses	37,981	29,875	109,902	97,005
Change in Contingent Consideration	88	521	(9,517)	1,514
Operating Income	37,328	37,515	147,603	128,806
Other, Net	1,329	525	3,682	1,595
Income Before Income Taxes	38,657	38,040	151,285	130,401
Taxes Based on Income	8,053	10,419	33,746	27,474
Net Income	$30,604	$27,621	$117,539	$102,927
Net Income Per Common Share:
Basic	$1.11	$1.01	$4.28	$3.75
Diluted	$1.11	$1.00	$4.26	$3.74

Weighted Average Common Shares Outstanding:
Basic	27,448	27,405	27,436	27,399
Diluted	27,549	27,458	27,543	27,456
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands)	2019	2018	2019	2018
Net Income	$30,604	$27,621	$117,539	$102,927
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	102	134	307	402
Amortization of prior service credit, before tax	(46)	(45)	(137)	(136)
Total Other Comprehensive Income, Before Tax	56	89	170	266
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(24)	(41)	(72)	(140)
Amortization of prior service credit, tax	11	14	32	47
Total Tax Expense	(13)	(27)	(40)	(93)
Other Comprehensive Income, Net of Tax	43	62	130	173
Comprehensive Income	$30,647	$27,683	$117,669	$103,100
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
(Amounts in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$117,539	$102,927
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	22,677	19,899
Change in contingent consideration	(9,517)	1,514
Deferred income taxes and other changes	3,910	(8,633)
Stock-based compensation expense	4,542	3,484
Pension plan activity	(602)	(362)
Changes in operating assets and liabilities:
Receivables	(6,220)	(6,828)
Inventories	(766)	(11,738)
Other current assets	3,080	(303)
Accounts payable and accrued liabilities	8,780	16,879
Net cash provided by operating activities	143,423	116,839
Cash Flows From Investing Activities:
Cash paid for acquisitions, net of cash acquired	(57,540)	(318)
Payments for property additions	(43,966)	(22,561)
Other-net	(592)	(36)
Net cash used in investing activities	(102,098)	(22,915)
Cash Flows From Financing Activities:
Payment of dividends	(52,244)	(48,044)
Purchase of treasury stock	(5,032)	(1,102)
Tax withholdings for stock-based compensation	(2,209)	(552)
Other-net	(203)	—
Net cash used in financing activities	(59,688)	(49,698)
Net change in cash and equivalents	(18,363)	44,226
Cash and equivalents at beginning of year	205,752	143,104
Cash and equivalents at end of period	$187,389	$187,330
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$25,373	$37,196
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended March 31, 2019
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2018	27,488	$119,232	$1,279,343	$(8,259)	$(738,034)	$652,282
Net income			39,028			39,028
Net pension and postretirement benefit gains, net of $13 tax effect				44		44
Cash dividends - common stock ($0.60 per share)			(16,495)			(16,495)
Purchase of treasury stock	(10)				(1,593)	(1,593)
Stock-based plans	12	(778)				(778)
Stock-based compensation expense		1,531				1,531
Balance, September 30, 2018	27,490	119,985	1,301,876	(8,215)	(739,627)	674,019
Net income			47,907			47,907
Net pension and postretirement benefit gains, net of $14 tax effect				43		43
Cash dividends - common stock ($0.65 per share)			(17,875)			(17,875)
Purchase of treasury stock	(1)				(166)	(166)
Stock-based plans	16	(988)				(988)
Stock-based compensation expense		1,831				1,831
Balance, December 31, 2018	27,505	120,828	1,331,908	(8,172)	(739,793)	704,771
Net income			30,604			30,604
Net pension and postretirement benefit gains, net of $13 tax effect				43		43
Cash dividends - common stock ($0.65 per share)			(17,874)			(17,874)
Purchase of treasury stock	(21)				(3,273)	(3,273)
Stock-based plans	21	(443)				(443)
Stock-based compensation expense		1,180				1,180
Balance, March 31, 2019	27,505	$121,565	$1,344,638	$(8,129)	$(743,066)	$715,008
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(UNAUDITED)

	Nine Months Ended March 31, 2018
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2017	27,448	$115,174	$1,206,671	$(8,936)	$(736,932)	$575,977
Net income			29,386			29,386
Net pension and postretirement benefit gains, net of $33 tax effect				56		56
Cash dividends - common stock ($0.55 per share)			(15,092)			(15,092)
Purchase of treasury stock	(7)				(849)	(849)
Stock-based plans	1	(95)				(95)
Stock-based compensation expense		1,163				1,163
Balance, September 30, 2017	27,442	116,242	1,220,965	(8,880)	(737,781)	590,546
Net income			45,920			45,920
Net pension and postretirement benefit gains, net of $33 tax effect				55		55
Cash dividends - common stock ($0.60 per share)			(16,469)			(16,469)
Purchase of treasury stock	—				(4)	(4)
Stock-based plans	9	(189)				(189)
Stock-based compensation expense		1,150				1,150
Balance, December 31, 2017	27,451	117,203	1,250,416	(8,825)	(737,785)	621,009
Net income			27,621			27,621
Net pension and postretirement benefit gains, net of $27 tax effect				62		62
Tax Cuts and Jobs Act of 2017, Reclassification from accumulated other comprehensive loss to retained earnings			1,889	(1,889)		—
Cash dividends - common stock ($0.60 per share)			(16,483)			(16,483)
Purchase of treasury stock	(2)				(249)	(249)
Stock-based plans	29	(268)				(268)
Stock-based compensation expense		1,171				1,171
Balance, March 31, 2018	27,478	$118,106	$1,263,443	$(10,652)	$(738,034)	$632,863
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

	March 31,
	2019	2018
Construction in progress in Accounts Payable	$3,131	$1,279
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net income	$30,604	$27,621	$117,539	$102,927
Net income available to participating securities	(52)	(58)	(212)	(206)
Net income available to common shareholders	$30,552	$27,563	$117,327	$102,721

Weighted average common shares outstanding – basic	27,448	27,405	27,436	27,399
Incremental share effect from:
Nonparticipating restricted stock	1	2	3	3
Stock-settled stock appreciation rights	100	51	104	54
Weighted average common shares outstanding – diluted	27,549	27,458	27,543	27,456

Net income per common share – basic	$1.11	$1.01	$4.28	$3.75
Net income per common share – diluted	$1.11	$1.00	$4.26	$3.74
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Accumulated other comprehensive loss at beginning of period	$(8,172)	$(8,825)	$(8,259)	$(8,936)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	111	143	335	429
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(9)	(9)	(28)	(27)
Amortization of prior service credit	(46)	(45)	(137)	(136)
Total other comprehensive income, before tax	56	89	170	266
Total tax expense	(13)	(27)	(40)	(93)
Other comprehensive income, net of tax	43	62	130	173
Tax Cuts and Jobs Act of 2017, Reclassification from accumulated other comprehensive loss to retained earnings	—	(1,889)	—	(1,889)
Accumulated other comprehensive loss at end of period	$(8,129)	$(10,652)	$(8,129)	$(10,652)
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2018 Annual Report on Form 10-K. See expanded disclosure of revenue recognition policies in Note 3.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months and issued subsequent clarifications of this new guidance. This guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease). Both lease classifications require the lessee to record a right-of-use asset and a lease liability based upon the present value of the lease payments. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the consolidated financial statements. The guidance will be effective for us in fiscal 2020, including interim periods. In July 2018, the FASB issued guidance that allows for an alternate transition method whereby companies can

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than restating comparative periods. We expect to elect this alternate transition method. While the adoption of this guidance will result in a significant increase in the balances of right-of-use assets and lease liabilities on our Consolidated Balance Sheet, we do not expect the adoption to impact our results of operations or cash flows. We are currently assessing the impact that this standard will have on our accounting policies, processes, system requirements, internal controls and disclosures. We have completed an initial review of our leases and have implemented lease accounting software, and we are preparing to calculate the adoption impact on our financial statements.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 2 – Acquisitions
Bantam Bagels, LLC
On October 19, 2018, we acquired all the assets of Bantam Bagels, LLC (“Bantam”). Bantam, a producer and marketer of frozen mini stuffed bagels and mini stuffed pancakes sold to both the retail and foodservice channels, is based in New York, New York. The base purchase price of $33.1 million, which includes the post-closing working capital adjustment, was funded with cash on hand. This purchase price excludes contingent consideration relating to an additional earn-out payment which is tied to performance-based conditions. In general, the terms of the acquisition specify that the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Bantam for the twelve months ending December 31, 2023. We are unable to provide a range for the amount of this earn-out because it is based on the future adjusted EBITDA of Bantam, and the earn-out does not contain a minimum or maximum value. See further discussion of the earn-out in Note 4. Bantam’s results of operations are allocated between our Retail and Foodservice segments in a manner consistent with our current segment allocations. These results have been included in our condensed consolidated financial statements from the date of acquisition. This acquisition is not significant to our financial position or results of operations.
The following table summarizes the consideration related to the acquisition and the purchase price allocation based on the fair value of the net assets acquired. The initial fair value of the contingent consideration is a noncash investing activity.

Consideration
Cash paid for acquisition	$33,111
Contingent consideration - fair value of earn-out at date of closing	8,000
Fair value of total consideration	$41,111

Purchase Price Allocation
Receivables	$1,937
Inventories	684
Other current assets	95
Machinery and equipment	1,896
Goodwill (tax deductible)	20,677
Other intangible assets	18,700
Current liabilities	(2,256)
Other noncurrent liabilities	(622)
Net assets acquired	$41,111
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
We have determined values and lives of the other intangible assets listed in the allocation above as: $12.8 million for the tradename with a 20-year life; $3.3 million for the customer relationships with a 10-year life and $2.6 million for the technology / know-how with a 10-year life.
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
The following table summarizes the preliminary purchase price allocation based on the fair value of the net assets acquired.

Preliminary Purchase Price Allocation
Inventories	$809
Other current assets	180
Machinery and equipment	4,777
Goodwill (tax deductible)	21,722
Current liabilities	(3,059)
Net assets acquired	$24,429
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
When Performance Obligations Are Satisfied
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The singular performance obligation of our customer contracts is determined by each individual purchase order and the respective food products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to our customer. Specifically, control transfers to our customers when the product is delivered to or picked up by our customers based upon applicable shipping terms, as our customers can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. The performance obligations in our customer contracts are generally satisfied within 30 days. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of March 31, 2019.

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
Contract Balances
We do not have deferred revenue or unbilled receivable balances and thus do not have any related contract asset and liability balances as of March 31, 2019.
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
Our contingent consideration, which resulted from the earn-outs associated with our acquisitions of Bantam and Angelic Bakehouse, Inc. (“Angelic”), is measured at fair value on a recurring basis and is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes our contingent consideration:

	Fair Value Measurements at March 31, 2019
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$8,183	$8,183
Contingent consideration - Angelic	—	—	7,380	7,380
Total contingent consideration	$—	$—	$15,563	$15,563

	Fair Value Measurements at June 30, 2018
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$—	$—
Contingent consideration - Angelic	—	—	17,080	17,080
Total contingent consideration	$—	$—	$17,080	$17,080
Bantam Contingent Consideration
This contingent consideration resulted from the earn-out associated with our October 19, 2018 acquisition of Bantam. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Bantam for the twelve months ending December 31, 2023. The initial fair value of the contingent consideration was determined to be $8.0 million, which includes a refinement to the purchase price allocation in the current quarter related to a change in assumptions. The fair value is measured on a recurring basis using a Monte Carlo simulation that randomly changes revenue, EBITDA and other uncertain variables to estimate an expected value. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Contingent consideration at beginning of period	$8,995	$—	$—	$—
Initial fair value - (reductions)/additions	(900)	—	8,000	—
Change in contingent consideration included in operating income	88	—	183	—
Contingent consideration at end of period	$8,183	$—	$8,183	$—
Angelic Contingent Consideration
This contingent consideration resulted from the earn-out associated with our November 17, 2016 acquisition of Angelic. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic for fiscal 2021. The initial fair value of the contingent consideration was determined to be $13.9 million. The fair value is measured on a recurring basis using a present value approach, which incorporates factors such as business risks and projections, to estimate an expected value. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. Our December 31, 2018 fair value measurement resulted in a $9.7 million reduction in the fair value of Angelic’s contingent consideration based on a change in Angelic’s forecasted adjusted EBITDA for fiscal 2021. This adjustment was recorded in our Retail segment.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Angelic’s contingent consideration:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Contingent consideration at beginning of period	$7,380	$16,021	$17,080	$15,028
Change in contingent consideration included in operating income	—	521	(9,700)	1,514
Contingent consideration at end of period	$7,380	$16,542	$7,380	$16,542
Note 5 – Long-Term Debt
At March 31, 2019 and June 30, 2018, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 8, 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
At March 31, 2019 and June 30, 2018, we had no borrowings outstanding under the Facility. At March 31, 2019 and June 30, 2018, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three and nine months ended March 31, 2019 and 2018.
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
Note 6 – Commitments and Contingencies
At March 31, 2019, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
We have a significant commitment of approximately $40 million related to a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky.
With our acquisitions of Angelic and Bantam, we have contingent liabilities recorded for the earn-outs associated with these transactions. See further discussion in Note 4.
Note 7 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $159.5 million and $51.0 million, respectively, at March 31, 2019 compared to $119.3 million and $48.7 million, respectively, at June 30, 2018. The increase in goodwill is the result of the acquisitions of Bantam in October 2018 and Omni in November 2018. See further discussion in Note 2.
The following table is a rollforward of goodwill by reportable segment from June 30, 2018 to March 31, 2019:

	Retail	Foodservice	Total
Goodwill at beginning of year	$119,301	$48,729	$168,030
Goodwill acquired during the period - Bantam	18,431	2,246	20,677
Goodwill acquired during the period - Omni	21,722	—	21,722
Goodwill at end of period	$159,454	$50,975	$210,429

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets. The intangible asset values and lives related to the acquisition of Bantam are included in the table below. See further discussion in Note 2.

	March 31, 2019	June 30, 2018
Tradenames (20 to 30-year life)
Gross carrying value	$63,121	$50,321
Accumulated amortization	(6,688)	(5,071)
Net carrying value	$56,433	$45,250
Customer Relationships (10 to 15-year life)
Gross carrying value	$17,507	$14,207
Accumulated amortization	(9,277)	(8,283)
Net carrying value	$8,230	$5,924
Technology / Know-how (10-year life)
Gross carrying value	$8,950	$6,350
Accumulated amortization	(2,277)	(1,682)
Net carrying value	$6,673	$4,668
Non-compete Agreements (5-year life)
Gross carrying value	$791	$791
Accumulated amortization	(576)	(457)
Net carrying value	$215	$334
Total net carrying value	$71,551	$56,176
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Amortization expense	$1,273	$1,007	$3,325	$2,980
Total annual amortization expense for each of the next five years is estimated to be as follows:

2020	$5,061
2021	$4,976
2022	$4,902
2023	$4,343
2024	$4,343
Note 8 – Income Taxes
The Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law on December 22, 2017 with an effective date of January 1, 2018. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. The statutory federal income tax rate for our 2019 tax return will be 21%.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allowed for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. We recorded an initial estimate of the impact of the Tax Act within our December 31, 2017 financial statements, and the adjustments recorded in the second half of 2018 were not material. The measurement period has ended, and we have completed the accounting for all the impacts of the Tax Act.
Accrued federal income taxes of $1.1 million were included in Accrued Liabilities at March 31, 2019. Prepaid federal income taxes of $3.6 million and prepaid state and local income taxes of $0.9 million were included in Other Current Assets at June 30, 2018. Prepaid state and local income taxes were an immaterial amount at March 31, 2019.

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
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at March 31, 2019 is generally consistent with that of June 30, 2018. However, due to the acquisitions of Bantam in October 2018 and Omni in November 2018, the amount of Retail and Foodservice assets increased as compared to June 30, 2018.
We continue to evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net Sales
Retail	$153,038	$152,011	$502,088	$493,441
Foodservice	164,844	144,163	482,029	421,314
Total	$317,882	$296,174	$984,117	$914,755
Operating Income
Retail	$24,082	$26,324	$102,815	$96,511
Foodservice	17,124	14,297	55,390	42,398
Corporate Expenses	(3,878)	(3,106)	(10,602)	(10,103)
Total	$37,328	$37,515	$147,603	$128,806

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Retail
Frozen breads	$59,846	$56,360	$207,256	$202,843
Refrigerated dressings, dips and other	47,900	50,327	164,973	164,785
Shelf-stable dressings and croutons	45,292	45,324	129,859	125,813
Total Retail net sales	$153,038	$152,011	$502,088	$493,441
Foodservice
Dressings and sauces	$115,746	$108,757	$347,583	$316,202
Frozen breads and other	41,230	35,406	122,742	105,112
Other roll products	7,868	—	11,704	—
Total Foodservice net sales	$164,844	$144,163	$482,029	$421,314
Total net sales	$317,882	$296,174	$984,117	$914,755
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Foodservice
National accounts	$119,875	$108,406	$356,102	$314,180
Branded and other	37,101	35,757	114,223	107,134
Other roll products	7,868	—	11,704	—
Total Foodservice net sales	$164,844	$144,163	$482,029	$421,314
Note 10 – Stock-Based Compensation
There have been no changes to our stock-based compensation plans from those disclosed in our 2018 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.7 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. Year-to-date SSSARs compensation expense was $2.3 million for the current-year period compared to $1.7 million for the prior-year period. At March 31, 2019, there was $5.5 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $0.5 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. Year-to-date restricted stock compensation expense was $2.2 million for the current-year period compared to $1.8 million for the prior-year period. At March 31, 2019, there was $4.2 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
We have made substantial capital investments to support our existing operations and future growth opportunities. Based on our current plans and expectations, we believe our capital expenditures for 2019 will total approximately $70 million, which includes a substantial investment for a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky that we expect to complete in mid-2020. We are nearing the completion of a dedicated R&D center in central Ohio that will benefit both the Retail and Foodservice segments, and we are also investing in production capacity and increased automation at Angelic Bakehouse, Inc. (“Angelic”) to improve efficiencies in production. We have recently commenced several projects to expand packaging capacity and end-of-line automation for both segments. We will fund our remaining capital needs in 2019 with cash generated from operations and cash on hand.

RESULTS OF CONSOLIDATED OPERATIONS
Net Sales and Gross Profit

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2019	2018	Change		2019	2018	Change
Net Sales
Retail	$153,038	$152,011	$1,027	1%	$502,088	$493,441	$8,647	2%
Foodservice	164,844	144,163	20,681	14%	482,029	421,314	60,715	14%
Total	$317,882	$296,174	$21,708	7%	$984,117	$914,755	$69,362	8%
Gross Profit	$75,397	$67,911	$7,486	11%	$247,988	$227,325	$20,663	9%
Gross Margin	23.7%	22.9%			25.2%	24.9%
Consolidated net sales for the three months ended March 31, 2019 increased 7% to a third quarter record $317.9 million versus $296.2 million last year. Excluding net sales attributed to the acquisitions of Bantam and Omni, consolidated net sales increased 3% for the quarter. Consolidated net sales for the nine months ended March 31, 2019 increased 8%. Excluding net sales attributed to the acquisitions of Bantam and Omni, consolidated net sales increased 6% for the year-to-date period.
Consolidated gross margins for the three and nine months ended March 31, 2019 increased compared to the prior-year periods. The increases were driven by higher sales volumes, the impact of pricing actions and continued cost savings in manufacturing and procurement attributed to our lean six sigma program partially offset by integration costs associated with the Omni operations, investments to support expanding retail distribution of Bantam and higher warehousing costs. Consolidated gross margins for the nine months ended March 31, 2019 also reflect expenses resulting from our discontinuation of the Marzetti® Simple Harvest® line of refrigerated dips and increased freight costs.
Selling, General and Administrative Expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2019	2018	Change		2019	2018	Change
SG&A Expenses	$37,981	$29,875	$8,106	27%	$109,902	$97,005	$12,897	13%
SG&A Expenses as a Percentage of Net Sales	11.9%	10.1%			11.2%	10.6%
Selling, general and administrative (“SG&A”) expenses increased 27% for the three months ended March 31, 2019. The increase in these costs was driven by a higher level of investment in retail brand marketing, most notably for New York BRAND Bakery® as we withheld spending behind that brand in the prior year due to disruptions in the supply of our frozen garlic bread products. SG&A expenses also reflect increased investments in personnel and the impact of recent acquisitions, including salaries, consumer spending and amortization.
SG&A expenses increased 13% for the nine months ended March 31, 2019 and also include the impact of transaction expenses for the Bantam and Omni acquisitions in addition to severance costs incurred during our fiscal second quarter.
Change in Contingent Consideration
The change in contingent consideration resulted in expense of $0.1 million for the three months ended March 31, 2019 and a net benefit of $9.5 million for the nine months ended March 31, 2019. The net benefit for the current year-to-date period reflects a $9.7 million reduction in the fair value of Angelic’s contingent consideration liability as a result of our December 31, 2018 fair value measurement. See further discussion in Note 4 to the condensed consolidated financial statements.
Given the nature of Angelic’s sales and historical accounting treatment, the entire adjustment related to Angelic’s contingent consideration was reflected within the Retail segment.

Operating Income
The foregoing factors contributed to consolidated operating income totaling $37.3 million and $147.6 million for the three and nine months ended March 31, 2019, respectively. Our operating income by segment was as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2019	2018	Change		2019	2018	Change
Operating Income
Retail	$24,082	$26,324	$(2,242)	(9)%	$102,815	$96,511	$6,304	7%
Foodservice	17,124	14,297	2,827	20%	55,390	42,398	12,992	31%
Corporate Expenses	(3,878)	(3,106)	(772)	25%	(10,602)	(10,103)	(499)	5%
Total	$37,328	$37,515	$(187)	—%	$147,603	$128,806	$18,797	15%
Operating Margin
Retail	15.7%	17.3%			20.5%	19.6%
Foodservice	10.4%	9.9%			11.5%	10.1%
Total	11.7%	12.7%			15.0%	14.1%
See discussion of operating results by segment following the discussion of “Net Income” below.
Income Before Income Taxes
As impacted by the factors discussed above, coupled with higher levels of interest income, income before income taxes for the three months ended March 31, 2019 increased by $0.7 million to $38.7 million from the prior-year total of $38.0 million. Income before income taxes for the nine months ended March 31, 2019 and 2018 was $151.3 million and $130.4 million, respectively.
Taxes Based on Income
Taxes based on income increased to $33.7 million for the nine months ended March 31, 2019 from the prior-year total of $27.5 million. Our effective tax rate was 22.3% and 21.1% for the nine months ended March 31, 2019 and 2018, respectively. The current-year and prior-year income tax expense and rate were favorably impacted by the Tax Cuts and Jobs Act of 2017 (“Tax Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. The statutory federal income tax rate for our 2019 tax return will be 21% as compared to a blended rate of 28.1% for our 2018 tax return. For the nine months ended March 31, 2019 and 2018, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Nine Months Ended March 31,
	2019	2018
Statutory rate	21.0%	28.1%
State and local income taxes	2.5	3.2
One-time benefit on re-measurement of net deferred tax liability	—	(7.1)
Domestic manufacturing deduction for qualified income	—	(2.4)
Net windfall tax benefits - stock-based compensation	(1.0)	(0.3)
Other	(0.2)	(0.4)
Effective rate	22.3%	21.1%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the nine months ended March 31, 2019, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 1.0%.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allowed for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. We recorded an initial estimate of the impact of the Tax Act within our December 31, 2017 financial statements, and the adjustments recorded in the second half of

2018 were not material. The measurement period has ended, and we have completed the accounting for all the impacts of the Tax Act.
Net Income
As influenced by the factors noted above, third quarter net income for 2019 of $30.6 million increased $3.0 million from the preceding year’s net income for the quarter of $27.6 million and year-to-date net income of $117.5 million was higher than the prior year-to-date total of $102.9 million. Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended March 31. As a result, and due to the change in net income for each year, net income per share for the third quarter of 2019 totaled $1.11 per diluted share, as compared to net income of $1.00 per diluted share in the prior year. Year-to-date net income per share was $4.26 per diluted share, as compared to $3.74 per diluted share for the prior-year period.
For the nine months ended March 31, 2019, the after-tax benefit from the reduction in the fair value of Angelic’s contingent consideration liability was $7.4 million, or $.27 per diluted share. For the nine months ended March 31, 2018, the Tax Act resulted in a one-time benefit of $9.2 million, or $.33 per diluted share, from the re-measurement of our net deferred tax liability.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2019	2018	Change		2019	2018	Change
Net Sales	$153,038	$152,011	$1,027	1%	$502,088	$493,441	$8,647	2%
Operating Income	$24,082	$26,324	$(2,242)	(9)%	$102,815	$96,511	$6,304	7%
Operating Margin	15.7%	17.3%			20.5%	19.6%
For the three months ended March 31, 2019, Retail segment net sales increased 1% due to continued volume gains for shelf-stable dressings and sauces sold under license agreements, increased sales of frozen garlic bread, higher pricing, reduced trade spending and lower coupon expense, as well as incremental net sales attributed to Bantam. Offsets to these gains included reduced sales resulting from the impact of this year’s later Easter holiday, lower flatbread sales and our decision to selectively exit some low-margin private-label business.
Year-to-date net sales for the Retail segment reached $502.1 million, a 2% increase from the prior-year total of $493.4 million driven by continued volume gains for shelf-stable dressings and sauces sold under license agreements, increased sales of frozen garlic bread and the incremental net sales attributed to Bantam.
For the three months ended March 31, 2019, Retail segment operating margin declined to 15.7% as impacted by integration costs associated with the Omni operations, increased consumer spending in support of expanded distribution for Bantam and higher warehousing costs partially offset by continued cost savings in manufacturing and procurement attributed to our lean six sigma program.
For the nine months ended March 31, 2019, Retail segment operating income was favorably impacted by the $9.7 million reduction in the fair value of Angelic’s contingent consideration liability. Excluding this fair value adjustment, Retail segment operating margin declined to 18.5% as influenced by integration costs associated with the Omni operations, higher freight and warehousing costs, expenses resulting from our discontinuation of the Marzetti Simple Harvest line of refrigerated dips and severance costs, as partially offset by cost savings generated by our lean six sigma program.
Foodservice Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2019	2018	Change		2019	2018	Change
Net Sales	$164,844	$144,163	$20,681	14%	$482,029	$421,314	$60,715	14%
Operating Income	$17,124	$14,297	$2,827	20%	$55,390	$42,398	$12,992	31%
Operating Margin	10.4%	9.9%			11.5%	10.1%
For the three and nine months ended March 31, 2019, Foodservice segment net sales grew 14% for both comparative periods driven by higher demand from our national chain restaurant accounts, increased sales of our frozen pasta products and incremental net sales attributed to Bantam and Omni. The nine months ended March 31, 2019 also benefited from added volume resulting from temporary supply and service issues experienced by some of our foodservice competitors and pricing actions implemented in early January 2018 to help offset higher freight and commodity costs. As a result of the Omni acquisition, for an interim period of up to two years post-closing, we will be a supplier of bread products to an affiliated party of the seller. For the three and nine months ended March 31, 2019, the total net sales attributed to products sold under the interim supply agreement were $7.9 million and $11.7 million, respectively. Incremental Foodservice net sales from Bantam totaled $2.6 million and $4.5 million for the three and nine months ended March 31, 2019, respectively.
The increase in Foodservice operating income and related margins for the three and nine months ended March 31, 2019 was mainly due to increased sales volumes and the benefit from continued costs savings in manufacturing and procurement attributed to our lean six sigma program, as partially offset by higher warehousing costs. The nine months ended March 31, 2019 also reflected pricing actions and higher freight costs.
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
LOOKING FORWARD
Looking forward to our fiscal fourth quarter, we expect Retail segment sales will benefit from the incremental Bantam sales, continued growth from shelf-stable dressings and sauces sold under license agreements and the sales shift due to the later Easter holiday. In the Foodservice segment, we anticipate continued volume growth from select national chain restaurant accounts and distributors of our branded products along with the added sales from the Omni and Bantam acquisitions. Based on current market conditions, we foresee packaging costs and certain commodity costs to be modestly inflationary. With regard to the Omni acquisition, we expect to incur some ongoing incremental costs related to operational improvements at the facility in Vineland, New Jersey as our supply chain team works to fully integrate that facility. We also anticipate continued incremental investments in SG&A in support of our strategic initiatives.
FINANCIAL CONDITION
For the nine months ended March 31, 2019, net cash provided by operating activities totaled $143.4 million, as compared to $116.8 million in the prior-year period. This increase was due to higher net income, a benefit from the change in deferred income taxes as a result of the prior-year impact of the Tax Act, and the year-over-year change in net working capital as offset by the reduction in the fair value of Angelic’s contingent consideration liability.
Cash used in investing activities for the nine months ended March 31, 2019 was $102.1 million, as compared to $22.9 million in the prior year. This increase primarily reflects cash paid for the October 2018 acquisition of Bantam and the November 2018 acquisition of Omni, as well as a higher level of capital expenditures paid in 2019.
Cash used in financing activities for the nine months ended March 31, 2019 of $59.7 million increased from the prior-year total of $49.7 million. This increase was primarily due to the higher dividend payments and purchases of treasury stock, as well as increased tax withholdings related to stock-based compensation.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at March 31, 2019. At March 31, 2019, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2019, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At March 31, 2019, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents should be adequate to meet our cash requirements, including projected higher levels of capital expenditures and our historic trend for annual dividend payments, through 2019 and the first half of 2020. At this point, we do not expect to borrow against our Facility during 2019. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of March 31, 2019 and future minimum lease payments for the use of property and equipment under operating lease agreements. There have been no significant changes to the contractual obligations disclosed in our 2018 Annual Report on Form 10-K aside from expected changes in raw-material costs associated with changes in product demand or pricing and our obligation related to a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky as further discussed below.
In November 2018, Sister Schubert’s Homemade Rolls, Inc. (“SSHR”), an indirect wholly-owned subsidiary of ours, entered into a Design/Build Agreement (the “Agreement”) with Shambaugh and Son, LP (“Shambaugh”) under which Shambaugh will design, coordinate and build additional frozen roll manufacturing and warehousing capacity for the SSHR facility in Hart County, Kentucky (the “Project”). The Project will result in an expansion of the current facility footprint and freezer space. Subject to certain conditions in the Agreement, SSHR will pay Shambaugh no more than the guaranteed maximum price of approximately $40 million for the Project. The Agreement contains other terms and conditions that are customary for this type of project. Expected to be completed in mid-2020, the Project is in its early stages, thus we are still obligated for the majority of the guaranteed maximum price as well as an additional $14 million for equipment related to the Project.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,370,400 common shares remained authorized for future repurchases at March 31, 2019. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1-31, 2019 (1)	120	$172.76	120	1,391,140
February 1-28, 2019 (1)	20,740	$156.83	20,740	1,370,400
March 1-31, 2019	—	$—	—	1,370,400
Total	20,860	$156.92	20,860	1,370,400

(1)
Includes 120 shares in January 2019 and 5,740 shares in February 2019 that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.

Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	April 30, 2019	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	April 30, 2019	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2019
INDEX TO EXHIBITS

Exhibit Number	Description	Located at

10.1	Form of Stock Appreciation Rights Agreement for Service Providers under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan	Filed herewith

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith