Form 10-K
period 2019-06-30
LANCASTER COLONY CORP
filed 2019-08-27
CIK 57515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-04065

Lancaster Colony Corporation
(Exact name of registrant as specified in its charter)

Ohio	13-1955943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

380 Polaris Parkway, Suite 400 Westerville, Ohio	43082
(Address of principal executive offices)	(Zip Code)

614-224-7141
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without par value	LANC	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price at which such Common Stock was last sold as of December 31, 2018 was $3,315.5 million.
As of August 1, 2019, there were approximately 27,492,000 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its November 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Available Information
Our Internet website address is http://www.lancastercolony.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The information contained on our website or connected to it is not incorporated into this Annual Report on Form 10-K.
The SEC also maintains a website, http://www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. The financial information relating to our business segments for the three years ended June 30, 2019, 2018 and 2017 is included in Note 10 to the consolidated financial statements, and located in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.
Retail Segment
The following table presents the primary Retail products we manufacture and sell under our brand names:

Products	Brand Names
Frozen Breads
Frozen garlic breads	New York BRAND Bakery
Frozen Parkerhouse style yeast rolls and dinner rolls	Sister Schubert’s
Frozen mini stuffed bagels	Bantam Bagels
Refrigerated Dressings, Dips and Other
Salad dressings	Marzetti, Simply Dressed, Simply 60
Vegetable dips and fruit dips	Marzetti
Flatbread wraps and pizza crusts	Flatout
Sprouted grain bakery products	Angelic Bakehouse
Shelf-Stable Dressings and Croutons
Salad dressings	Marzetti, Cardini’s, Girard’s
Croutons and salad toppings	New York BRAND Bakery, Chatham Village, Marzetti
We also manufacture and sell other shelf-stable products pursuant to brand license agreements including Olive Garden® dressings and Buffalo Wild Wings® sauces. Additionally, a small portion of our Retail sales are products sold under private label to retailers.

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
Our top five Retail customers accounted for 56%, 55% and 54% of this segment’s total net sales in 2019, 2018 and 2017, respectively.
We continue to rely upon our strong retail brands, innovation expertise, geographic and channel expansion and customer relationships for future growth. Our category-leading retail brands and commitment to new product development help drive increased consumer demand in our Retail segment. Strategic acquisitions are also part of our future growth plans, with a focus on fit and value.
Our quarterly Retail sales are affected by seasonal fluctuations, primarily in the fiscal second quarter and the Easter holiday season when sales of certain frozen retail products tend to be most pronounced. Our quarterly Retail sales can also be affected by the timing of seasonal shipments of certain fruit dips between the first and second quarters. The resulting impacts on working capital are not significant. We do not utilize any franchises or concessions. In addition to the owned and licensed trademarked brands discussed above, we also own and operate under innumerable other intellectual property rights, including patents, copyrights, formulas, proprietary trade secrets, technologies, know-how processes and other unregistered rights. We consider our owned and licensed intellectual property rights to be essential to our Retail business.
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
The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. Finally, within this segment, we sell other roll products under a transitional co-packing arrangement resulting from the November 2018 acquisition of Omni Baking Company LLC.
Our top five Foodservice direct customers accounted for 59%, 64% and 68% of this segment’s total net sales in 2019, 2018 and 2017, respectively. Within our Foodservice segment, typically our largest direct customers are distributors that distribute our products primarily to foodservice national chain restaurant accounts.
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

NET SALES BY CLASS OF PRODUCTS
The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products that account for at least 10% of our consolidated net sales in any year from 2017 through 2019:

	2019	2018	2017
Retail Segment:
Frozen breads	20%	21%	21%
Refrigerated dressings, dips and other	17%	18%	18%
Shelf-stable dressings and croutons	13%	14%	14%
Foodservice Segment:
Dressings and sauces	36%	35%	36%
Frozen breads and other	13%	12%	11%
Net sales attributable to Walmart Inc. (“Walmart”) totaled 17% of consolidated net sales for 2019, 2018 and 2017. Net sales attributable to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., totaled 15%, 15% and 16% of consolidated net sales for 2019, 2018 and 2017, respectively. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain restaurant accounts, principally in the quick service, fast casual and casual dining channels. In general, these national chain restaurants have direct relationships with us for culinary research and development, menu development and production needs, but choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these national chain restaurants, and we invoice McLane for these sales. No other direct customer accounted for more than 10% of consolidated net sales during these years.
MANUFACTURING
As of June 30, 2019, the majority of our products were manufactured and packaged at our 17 food plants located throughout the United States. Most of these plants produce products for both the Retail and Foodservice segments. Efficient and cost-effective production remains a key focus as evidenced by our lean six sigma initiative. Certain items are also manufactured and packaged by third parties located in the United States, Canada and Europe.
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
ENVIRONMENTAL MATTERS
Our operations are subject to various federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations did not have a material effect upon the level of capital expenditures, earnings or our competitive position in 2019 and is not expected to have a material impact in 2020.
EMPLOYEES AND LABOR RELATIONS
As of June 30, 2019 we had 3,200 employees, 27% of which are represented under various collective bargaining contracts. 5% of our employees are represented under a collective bargaining contract that will expire within one year. While we believe that labor relations with all our employees are satisfactory, a prolonged labor dispute or an organizing attempt could have a material adverse effect on our business and results of operations.
RAW MATERIALS
During 2019, we obtained adequate supplies of raw materials and packaging. We rely on a variety of raw materials and packaging for the day-to-day production of our products, including soybean oil, various sweeteners, eggs, dairy-related products, flour, various films and plastic and paper packaging materials.

We purchase the majority of these materials on the open market to meet current requirements, but we also have some fixed-price contracts with terms generally one year or less. See further discussion in our “Risk Factors” section below and our contractual obligations disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Although the availability and price of certain of these materials are influenced by weather, disease and the level of global demand, we anticipate that future sources of supply for 2020 will generally be available and adequate for our needs.

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
We can be impacted by both real and unfounded claims regarding the safety of our operations, or concerns regarding mislabeled, adulterated, contaminated or spoiled food products. Any of these circumstances could necessitate a voluntary or mandatory recall due to a substantial product hazard, a need to change a product’s labeling or other consumer safety concerns. A pervasive product recall may result in significant loss due to the costs of a recall, related legal claims, including claims arising from bodily injury or illness caused by our products, the destruction of product inventory, or lost sales due to product unavailability. A highly publicized product recall, whether involving us or any related products made by third parties, also could result in a loss of customers or an unfavorable change in consumer sentiment regarding our products or any category in which we operate. In addition, an allegation of noncompliance with federal or state food laws and regulations could force us to cease production, stop selling our products or create significant adverse publicity that could harm our credibility and decrease market acceptance of our products. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows. While we believe our insurance related to these matters is consistent with industry practice, any potential claim under our policies may exceed our insurance coverage, may be subject to certain exceptions or may not be honored fully, in a timely manner, or at all.
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
A disruption of production at certain manufacturing facilities could result in an inability to meet our customers’ demands for certain products, which could also negatively impact our ability to maintain adequate levels of product placement with our customers on a long-term basis.
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
We are also subject to risks of other business disruptions associated with our dependence on production facilities and distribution systems. Natural disasters, terrorist activity, cyber attacks or other unforeseen events could interrupt production or distribution and have a material adverse effect on our business, results of operations, financial condition and cash flows, including the potential for long-term loss of product placement with our customers.
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
Our net sales to Walmart represented 17% of consolidated net sales for the year ended June 30, 2019. Our accounts receivable balance from Walmart as of June 30, 2019 was $20.9 million. While our relationship with Walmart has been long-standing and is believed to be good, it is important to recognize that we may not be able to maintain this relationship and Walmart is not contractually obligated to purchase from us. In addition, changes in Walmart’s general business model, such as reducing the shelf space devoted to the branded products we market, or devoting more shelf space to competing products, could adversely affect the profitability of our business with Walmart, even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Walmart’s financial condition or other disruptions to Walmart’s business, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
McLane is our largest Foodservice customer. An adverse change in the financial condition of McLane could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our net sales to McLane represented 15% of consolidated net sales for the year ended June 30, 2019. Our accounts receivable balance from McLane as of June 30, 2019 was $6.9 million. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain restaurant accounts, principally in the quick service, fast casual and casual dining channels. In general, these national chain restaurants have direct relationships with us for culinary research and development, menu development and production needs, but choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these national chain restaurants, and we invoice McLane for these sales. Thus, unfavorable changes in the financial condition of McLane could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the loss of, or significant reduction in, our business with the underlying national chain restaurants, or other disruptions, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows. We believe that our relationship with McLane and the underlying national chain restaurants is good, but we cannot ensure that we will be able to maintain these relationships. McLane and the underlying national chain restaurants are not typically committed to long-term contractual obligations with us, and they may switch to other suppliers that offer lower prices, differentiated products or customer service that McLane and/or the underlying national chain restaurants perceive to be more favorable. In addition, changes in the general business model of McLane, or the underlying national chain restaurants, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
A single indirect national chain restaurant account represents a significant portion of our Foodservice segment sales. The loss of, or a significant reduction in, this national chain restaurant’s business, or an adverse change in the financial condition of this national chain restaurant, could result in a material adverse effect on our business, results of operations, financial condition and cash flows.
Our net sales to a single national chain restaurant account, which are made indirectly through several foodservice distributors, represented 14% of consolidated net sales for the year ended June 30, 2019. While our relationship has been long-standing and is believed to be very good, it is recognized that we may not be able to maintain this relationship in the future. We do not have any long-term purchase commitments, and we may be unable to continue to sell our products in the same quantities or on the same terms as in the past. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Further, unfavorable changes in this national chain restaurant’s financial condition or other disruptions to its business, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
We rely on the performance of major retailers, mass merchants, wholesalers, food brokers, distributors and foodservice customers for the success of our business and, should they perform poorly or give higher priority to other brands or products, our business could be adversely affected.
Within our Retail and Foodservice segments, we sell our products principally to retail and foodservice channels, including traditional supermarkets, mass merchants, warehouse clubs, specialty food distributors, foodservice distributors and national chain restaurants. Poor performance by our customers, or our inability to collect accounts receivable from our customers, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Furthermore, within our Retail segment, many of our customers offer competitor branded products and their own store branded products that compete directly with our products for shelf space and consumer purchases. Accordingly, there is a risk that these customers give higher priority or promotional support to their store branded products or to our competitors’ products or discontinue the use of our products in favor of their store branded products or other competing products. Likewise, our foodservice distributors often offer their own branded products that compete directly with our products. Failure to maintain our retail shelf space or priority with these customers and foodservice distributors could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We purchase a majority of our key raw materials on the open market. Our ability to avoid the adverse effects of a pronounced, sustained price increase in our raw materials is limited. We have observed increased volatility in the costs of many of these raw materials, including eggs, in recent years. Similarly, fluctuating petroleum prices and transportation capacity have, from time to time, impacted our costs of resin-based packaging and our costs of inbound freight on all purchased materials.
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
Our business operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations promulgated under the Federal Food, Drug and Cosmetic Act and the Food Safety Modernization Act. We cannot predict whether future regulation by various federal, state and local government entities and agencies would adversely affect our business, results of operations, financial condition and cash flows.
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
We cannot be certain that environmental issues relating to presently known matters or identified sites, or to other unknown matters or sites, will not require additional, currently unanticipated investigation, assessment or expenditures. If we do incur or discover any material environmental liabilities or potential environmental liabilities in the future, we may face significant remediation costs and find it difficult to sell or lease any affected properties.

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
We may experience difficulties in designing and implementing our new enterprise resource planning system.
We are in the early stages of a multi-year implementation of a new enterprise resource planning system (“ERP”), which will replace our existing financial and operating systems. The ERP will be designed to accurately maintain our financial records, enhance our operational functionality and provide timely information to our management team related to the operations of the business. The design and implementation of this new ERP requires an investment of significant personnel and financial resources, including substantial expenditures for outside consultants, system hardware and software in addition to other expenses in connection with the transformation of our organizational structure and financial and operating processes. We may not be able to implement the ERP successfully without experiencing delays, increased costs and other difficulties, including potential design defects, miscalculations, testing requirements, re-work due to changes in business plans or reporting standards, and the diversion of management’s attention from day-to-day business operations. If we are unable to design and implement the new ERP as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our business, results of operations, financial condition and cash flows could be negatively impacted.
Technology failures could disrupt our operations and negatively impact our business.
We increasingly rely on information technology systems to conduct and manage our business operations, including the processing, transmitting, and storing of electronic information. For example, our sales group and our production and distribution facilities utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology and an uninterrupted and functioning infrastructure, including telecommunications. Our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, cyber attacks and other security issues. If we are unable to adequately protect against these vulnerabilities, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information.
Cyber attacks, data breaches or other breaches of our information security systems could have an adverse effect on our business, results of operations, financial condition and cash flows.
Cyber attacks, data breaches or other breaches of our information security systems may cause equipment failures or disruptions to our operations. Our inability to operate our networks and information security systems as a result of such events, even for a limited period of time, may result in significant expenses. Cyber attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While we have been subject to cyber attacks, none of these events has been material to our operations or financial condition. While we believe we take reasonable steps to protect the security of our information relative to our perceived risks, our preventative actions may be insufficient to defend against a major cyber attack in the future. The costs associated with a major cyber attack could include increased expenditures on cyber security measures, lost revenues from business interruption, litigation, regulatory fines and penalties and damage to our reputation. The cost and effort involved with attempting to prevent cyber security attacks and data breaches could also be significant, and our efforts to prevent these attacks may not be successful. If we fail to prevent the theft of valuable information such as financial data, sensitive information about the Company and intellectual property, or if we fail to protect the privacy of customers’, consumers’ and employees’ confidential data against breaches of network or information technology security, it could result in damage to our reputation and brand image, which could adversely impact our employee, customer and investor relations. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and cash flows. While we believe our insurance related to these matters is consistent with industry practice, any potential claim under our policies may be subject to certain exceptions; may not be honored fully, in a timely manner, or at all; and we may not have purchased sufficient insurance to cover all material losses.
We may not be able to successfully consummate proposed acquisitions or divestitures, and integrating acquired businesses may present financial, managerial and operational challenges.
We continually evaluate the acquisition of other businesses that would strategically fit within our operations. If we are unable to consummate, successfully integrate and grow these acquisitions or realize contemplated revenue growth, synergies and cost savings, our financial results could be adversely affected. In addition, we may, from time to time, divest businesses, product lines or other operations that are less of a strategic fit within our portfolio or do not meet our growth or profitability targets. As a result, our profitability may be adversely affected by losses on the sales of divested assets or lost operating income or cash flows from those businesses.
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
We believe that our labor relations with employees under collective bargaining contracts are satisfactory, but our inability to negotiate the renewal of any collective bargaining agreements, including the agreement at our Bedford Heights, Ohio facility, which is currently scheduled to expire in April 2020, or any prolonged work stoppages could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may incur liabilities related to multiemployer pension plans which could adversely affect our financial results.
Through 2017, we contributed to two multiemployer pension plans under certain collective bargaining agreements that provide pension benefits to employees and retired employees participating in the plans. On January 21, 2017, the employees at our Bedford Heights, Ohio plant voted to ratify a new collective bargaining agreement that provided for our complete withdrawal from the multiemployer pension plan associated with that facility. At this time, we still contribute to a multiemployer pension plan related to our facility in Milpitas, California.
As a contributor to the multiemployer pension plan associated with our Milpitas, California facility, we are responsible for making periodic contributions to this plan. Our required contributions to this plan could increase; however, any increase would be dependent upon a number of factors, including our ability to renegotiate the collective bargaining contract successfully, current and future regulatory requirements, the performance of the pension plan’s investments, the number of participants who are entitled to receive benefits from the plan, the contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to this plan, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates and other funding deficiencies. We may also be required to pay a withdrawal liability if we exit from this plan. While we cannot determine whether and to what extent our contributions may increase or what our withdrawal liability may be, payments related to this plan could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
As of June 30, 2019, Mr. Gerlach owned or controlled 30% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power may also have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We use 2.2 million square feet of space for our operations. Of this space, 0.8 million square feet are leased. These amounts exclude facilities operated by third-party service providers.
The following table summarizes our principal manufacturing locations (including aggregation of multiple facilities):

Location	Principal Products Produced	Business Segment(s)	Terms of Occupancy
Altoona, IA	Frozen pasta	Retail and Foodservice	Owned
Bedford Heights, OH	Frozen breads	Retail and Foodservice	Owned
Columbus, OH	Sauces, dressings, dips	Retail and Foodservice	Owned
Cudahy, WI	Sprouted grain bakery products	Retail	Owned
Horse Cave, KY	Sauces, dressings, frozen rolls	Retail and Foodservice	Owned
Luverne, AL	Frozen rolls	Retail and Foodservice	Owned
Milpitas, CA	Sauces and dressings	Retail and Foodservice	Owned
Saline, MI	Flatbread products	Retail and Foodservice	Owned
Vineland, NJ (1)	Frozen breads	Retail and Foodservice	Leased
Wareham, MA (2)	Croutons	Retail and Foodservice	Leased

(1)	Fully leased for term expiring in fiscal 2027.

(2)	Fully leased for term expiring in fiscal 2024.
The following table summarizes our principal warehouses (including aggregation of multiple facilities), which are used to distribute products to our customers:

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
The number of shareholders of record as of August 1, 2019 was approximately 740. This is not the actual number of beneficial owners of our common stock, as shares are held in “street name” by brokers and others on behalf of individual owners.
We have increased our regular cash dividends for 56 consecutive years. Future dividends will depend on our earnings, financial condition and other factors.
Issuer Purchases of Equity Securities
In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,354,423 common shares remained authorized for future repurchases at June 30, 2019. This share repurchase authorization does not have a stated expiration date. In the fourth quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1-30, 2019 (1)	927	$155.25	927	1,369,473
May 1-31, 2019 (1)	15,050	$148.52	15,050	1,354,423
June 1-30, 2019	—	$—	—	1,354,423
Total	15,977	$148.91	15,977	1,354,423

(1)
Includes 927 shares in April 2019 and 50 shares in May 2019 that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
OF LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX
AND THE DOW JONES U.S. FOOD PRODUCERS INDEX

The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2014 in each of our Common Stock, the S&P Midcap 400 Index and the Dow Jones U.S. Food Producers Index. The total return calculation assumes that all dividends are reinvested, including any special dividends.

Cumulative Total Return (Dollars)
	6/14	6/15	6/16	6/17	6/18	6/19
Lancaster Colony Corporation	100.00	97.41	145.47	142.07	163.42	178.28
S&P Midcap 400	100.00	106.40	107.81	127.83	145.09	147.07
Dow Jones U.S. Food Producers	100.00	111.61	132.65	127.30	124.72	129.37
There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the above graph.

Item 6. Selected Financial Data
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY

	Years Ended June 30,
(Thousands Except Per Share Figures)	2019	2018	2017	2016	2015
Operations
Net Sales	$1,307,787	$1,222,925	$1,201,842	$1,191,109	$1,104,514
Gross Profit (1)	$326,198	$303,506	$318,780	$299,633	$257,667
Percent of Net Sales	24.9%	24.8%	26.5%	25.2%	23.3%
Change in Contingent Consideration	$(16,180)	$2,052	$1,156	$—	$—
Multiemployer Pension Settlement and Related Costs	$—	$—	$17,635	$—	$—
Income Before Income Taxes	$195,542	$174,203	$175,516	$184,633	$154,552
Percent of Net Sales	15.0%	14.2%	14.6%	15.5%	14.0%
Taxes Based on Income (2)	$44,993	$38,889	$60,202	$62,869	$52,866
Net Income (2)	$150,549	$135,314	$115,314	$121,764	$101,686
Percent of Net Sales	11.5%	11.1%	9.6%	10.2%	9.2%
Diluted Net Income Per Common Share (2)	$5.46	$4.92	$4.20	$4.44	$3.72
Cash Dividends Per Common Share - Regular	$2.55	$2.35	$2.15	$1.96	$1.82
Cash Dividends Per Common Share - Special	$—	$—	$—	$5.00	$—

Financial Position
Total Assets (3)	$905,399	$804,491	$716,405	$634,732	$702,156
Property, Plant and Equipment-Net (4)	$247,044	$190,813	$180,671	$169,595	$172,311
Property Additions (5)	$70,880	$31,025	$27,005	$16,671	$18,298
Depreciation and Amortization	$31,848	$26,896	$24,906	$24,147	$21,111
Long-Term Debt	$—	$—	$—	$—	$—
Shareholders’ Equity (2)	$726,873	$652,282	$575,977	$513,598	$580,918
Per Common Share	$26.44	$23.73	$20.98	$18.73	$21.23
Weighted Average Common Shares Outstanding-Diluted (2)	27,537	27,459	27,440	27,373	27,327

(1)
Certain prior-year amounts were reclassified in 2019 to reflect the impact of the adoption of new accounting guidance for the presentation of net periodic pension cost and net periodic postretirement benefit cost. This adoption resulted in changes in classification on the income statement such that net periodic pension cost and net periodic postretirement benefit cost are reported outside of income from operations for all periods presented.

(2)
In 2018, we adopted new accounting guidance for stock-based compensation, including the following provisions that were applied on a prospective basis: (a) the inclusion of the tax consequences related to stock-based compensation within the computation of income tax expense versus equity and (b) assumed proceeds used in the calculation of weighted average shares no longer include the amount of excess tax benefits.

(3)
Certain prior-year balances were reclassified in 2016 to reflect the impact of the adoption of new accounting guidance about the presentation of deferred tax assets and liabilities. With the adoption, our net deferred tax liability for all periods presented has been classified as noncurrent.

(4)	Amount for 2019 includes capital leases of $2.1 million. The related liability is $2.0 million.

(5)
Amounts for 2019, 2017 and 2015 exclude property obtained in acquisitions ($4.8 million in the 2019 acquisition of Omni Baking Company; $1.9 million in the 2019 acquisition of Bantam Bagels; $5.1 million in the 2017 acquisition of Angelic Bakehouse; and $6.9 million in the 2015 acquisition of Flatout).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2019 refers to fiscal 2019, which is the period from July 1, 2018 to June 30, 2019.
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this Annual Report on Form 10-K. The forward-looking statements in this section and other parts of this report involve risks, uncertainties and other factors, including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under the caption “Forward-Looking Statements” and those set forth in Item 1A of this Annual Report on Form 10-K.
Our discussion of results for 2019 compared to 2018 is included herein. For discussion of results for 2018 compared to 2017, see our 2018 Annual Report on Form 10-K.
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
Our business has the potential to achieve future growth in sales and profitability due to attributes such as:

•	leading Retail market positions in several product categories with a high-quality perception;

•	recognized innovation in Retail products;

•	a broad customer base in both Retail and Foodservice accounts;

•	well-regarded culinary expertise among Foodservice customers;

•	recognized leadership in Foodservice product development;

•	experience in integrating complementary business acquisitions; and

•	historically strong cash flow generation that supports growth opportunities.
Our goal is to grow both Retail and Foodservice segment sales over time by:

•	introducing new products and expanding distribution;

•	leveraging the strength of our Retail brands to increase current product sales;

•	expanding Retail growth through strategic licensing agreements;

•	continuing to rely upon the strength of our reputation in Foodservice product development and quality; and

•	acquiring complementary businesses.
With respect to long-term growth, we continually evaluate the future opportunities and needs for our business specific to our plant infrastructure, IT platforms and other initiatives to support and strengthen our operations. Recent examples of resulting investments include a significant capacity expansion project for our Sister Schubert’s frozen dinner roll facility in Horse Cave, Kentucky that we expect to complete in mid-2020; a new R&D center that was completed near the end of 2019; and the establishment of a Transformation Program Office in 2019 that will serve to coordinate our various capital and integration efforts, including our enterprise resource planning system (“ERP”) that is now underway.
We also continue to review potential acquisitions that we believe will complement our existing product lines, enhance our profitability and/or offer good expansion opportunities in a manner that fits our overall strategic goals. Consistent with this acquisition strategy, in November 2018 we acquired, using available cash on hand, substantially all of the assets of Omni Baking Company LLC (“Omni”), a long-time supplier of products to our frozen garlic bread operations. In October 2018 we acquired, using available cash on hand, all the assets of Bantam Bagels, LLC (“Bantam”), a producer and marketer of frozen mini stuffed bagels and mini stuffed pancakes sold to both the retail and foodservice channels. In November 2016 we acquired substantially all of the assets of Angelic Bakehouse, Inc. (“Angelic”), a manufacturer and marketer of premium sprouted grain bakery products based near Milwaukee, Wisconsin. See further discussion of these acquisitions in Note 2 to the consolidated financial statements.

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Years Ended June 30,			Change
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Net Sales	$1,307,787	$1,222,925	$1,201,842	$84,862	7%	$21,083	2%
Cost of Sales	981,589	919,419	883,062	62,170	7%	36,357	4%
Gross Profit	326,198	303,506	318,780	22,692	7%	(15,274)	(5)%
Gross Margin	24.9%	24.8%	26.5%
Selling, General and Administrative Expenses	149,811	129,906	125,635	19,905	15%	4,271	3%
Change in Contingent Consideration	(16,180)	2,052	1,156	(18,232)	N/M	896	78%
Restructuring and Impairment Charges	1,643	—	—	1,643	N/M	—	N/M
Multiemployer Pension Settlement and Related Costs	—	—	17,635	—	N/M	(17,635)	N/M
Operating Income	190,924	171,548	174,354	19,376	11%	(2,806)	(2)%
Operating Margin	14.6%	14.0%	14.5%
Other, Net	4,618	2,655	1,162	1,963	74%	1,493	128%
Income Before Income Taxes	195,542	174,203	175,516	21,339	12%	(1,313)	(1)%
Taxes Based on Income	44,993	38,889	60,202	6,104	16%	(21,313)	(35)%
Effective Tax Rate	23.0%	22.3%	34.3%
Net Income	$150,549	$135,314	$115,314	$15,235	11%	$20,000	17%
Diluted Net Income Per Common Share	$5.46	$4.92	$4.20	$0.54	11%	$0.72	17%
Net Sales
Consolidated net sales for the year ended June 30, 2019 increased 7% to a new record of $1,308 million from the prior-year record total of $1,223 million. This growth was driven by increases in both Retail and Foodservice net sales. Excluding net sales attributed to the acquisitions of Bantam and Omni, consolidated net sales increased 5% for the year.
The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2019	2018	2017
Segment Sales Mix:
Retail	50%	53%	53%
Foodservice	50%	47%	47%
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit increased to $326.2 million in 2019 compared to $303.5 million in 2018 driven by increased sales volumes in Foodservice, cost savings from our lean six sigma program and improved net price realization. These benefits were partially offset by incremental costs, including facility upgrades, associated with the Omni operations, investments to support expanding retail distribution of Bantam, and higher warehousing costs.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 15% in 2019. The increase in these costs was driven by increased investments in personnel and business initiatives to support future growth, including ERP expenses, and the impact of our two acquisitions. ERP expenses are included within Corporate Expenses.

	Year Ended June 30,			Change
(Dollars in thousands)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
SG&A Expenses - Excluding ERP	$148,031	$129,906	$125,635	$18,125	14%	$4,271	3%
ERP Expenses	1,780	—	—	1,780	N/M	—	N/M
Total SG&A Expenses	$149,811	$129,906	$125,635	$19,905	15%	$4,271	3%

Change in Contingent Consideration
The change in contingent consideration resulted in a net benefit of $16.2 million in 2019, which reflects a $17.1 million reduction in the fair value of Angelic’s contingent consideration liability as a result of our 2019 fair value measurements. See further discussion in Note 3 to the consolidated financial statements.
Given the nature of Angelic’s sales and historical accounting treatment, the entire adjustment related to Angelic’s contingent consideration was reflected within the Retail segment.
Restructuring and Impairment Charges
In the fourth quarter of 2019, we committed to a plan to close our frozen bread manufacturing plant located in Saraland, Alabama. This decision is intended to provide greater production efficiency by consolidating most of this facility’s operations into other existing plants, outsourcing certain requirements and discontinuing less profitable frozen bread products. Production at the plant ceased in July 2019. Certain plant clean-up and closure activities are expected to continue into August 2019. The Saraland plant is a leased facility with the lease term ending in November 2020. The operations of this plant have not been classified as discontinued operations as the closure does not represent a strategic shift that would have a major effect on our operations or financial results.
During 2019, we recorded restructuring and impairment charges of $1.6 million, as well as $0.2 million recorded in Cost of Sales for the write-down of inventories. The restructuring and impairment charges, which consisted of one-time termination benefits, fixed asset impairment charges and other closing costs, were not allocated to our two reportable segments due to their unusual nature.
Operating Income
Operating income increased 11% in 2019 driven by gross profit growth and the change in contingent consideration, as partially offset by the increase in SG&A expenses and restructuring and impairment charges. See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on Income
Our effective tax rate was 23.0% and 22.3% in 2019 and 2018, respectively. The current-year and prior-year rates were favorably impacted by the Tax Cuts and Jobs Act of 2017 (“Tax Act”), which was signed into law on December 22, 2017 with an effective date of January 1, 2018. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. Since we file our tax return based on our fiscal year, the statutory federal income tax rate for our 2018 tax return was a blended rate of 28.1%. In addition to the effect of the lower overall federal tax rate, the Tax Act resulted in a $9.5 million one-time benefit for the re-measurement of our net deferred tax liability in 2018. The statutory federal income tax rate for our 2019 tax return will be 21%. See Note 9 to the consolidated financial statements for a reconciliation of the statutory rate to the effective rate for 2019, 2018 and 2017.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allowed for a measurement period in which companies could either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates could not be determined at the time of the preparation of the financial statements until the actual impacts could be determined. We recorded an initial estimate of the impact of the Tax Act within our December 31, 2017 financial statements, and the adjustments recorded in the second half of 2018 were not material. The measurement period has ended, and we have completed the accounting for all the impacts of the Tax Act.
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income, dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For 2019 and 2018, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.8% and 0.4%, respectively.
Earnings Per Share
As influenced by the factors discussed above, particularly the impact of the reduction in fair value of Angelic’s contingent consideration in 2019 and the Tax Act in 2018, diluted net income per share totaled $5.46 in 2019, an increase from the 2018 total of $4.92 per diluted share. Diluted weighted average common shares outstanding for each of the years ended June 30, 2019, 2018 and 2017 have remained relatively stable.
In 2019, the after-tax benefit from the reduction in the fair value of Angelic’s contingent consideration liability was $0.48 per diluted share while spend for the ERP reduced diluted earnings per share by $0.05 and the restructuring and impairment charge had an unfavorable impact of $0.05 per diluted share. In 2018, the Tax Act resulted in a one-time deferred tax benefit of $0.35 per diluted share from the re-measurement of our net deferred tax liability.

RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Net Sales	$656,621	$650,234	$641,417	$6,387	1%	$8,817	1%
Operating Income	$135,093	$126,400	$138,489	$8,693	7%	$(12,089)	(9)%
Operating Margin	20.6%	19.4%	21.6%
In 2019, net sales for the Retail segment reached $656.6 million, a 1% increase from the prior-year total of $650.2 million. Excluding the incremental sales from Bantam, Retail net sales improved 0.5% as influenced by volume gains for shelf-stable dressings and sauces sold under license agreements, improved net price realization and lower coupon expense. Notable offsets to Retail sales growth included volume declines in flatbread wraps and our decision to selectively exit some low-margin private-label business.
In 2019, Retail segment operating income was favorably impacted by the $17.1 million reduction in the fair value of Angelic’s contingent consideration liability. Excluding this fair value reduction, Retail segment operating income declined to $118.0 million as influenced by incremental costs, including facility upgrades, associated with the Omni operations, investments to strengthen the Retail leadership team and incremental spending to expand distribution for Bantam.
Foodservice Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Net Sales	$651,166	$572,691	$560,425	$78,475	14%	$12,266	2%
Operating Income	$73,828	$58,440	$66,234	$15,388	26%	$(7,794)	(12)%
Operating Margin	11.3%	10.2%	11.8%
In 2019, Foodservice net sales increased 14% to $651.2 million from the 2018 total of $572.7 million. Excluding incremental contributions of $7.3 million from Bantam and $19.4 million from Omni, Foodservice sales growth of 9% was widespread throughout the segment with national chain restaurant accounts, branded products and frozen pasta products all contributing to growth. The higher level of branded product sales was attributed in part to new product introductions and expanded distribution with colleges and universities. Note that all of the Omni sales are due to an interim agreement whereby, for a period of up to two years post-closing, we will be a supplier of bread products to an affiliated party of the seller.
In 2019, the increase in Foodservice segment operating income and related margins was driven by increased sales volumes, the benefit from continued cost savings in manufacturing and procurement attributed to our lean six sigma program and inflationary pricing as partially offset by higher costs for packaging materials and warehousing.
Corporate Expenses
The 2019 corporate expenses totaled $16.4 million as compared to $13.3 million in 2018. The increase was driven by ERP expenses, professional fees and increased investments in personnel.
LOOKING FORWARD
For 2020, we expect Retail segment sales will benefit from the incremental Bantam sales and continued growth from shelf-stable dressings and sauces sold under license agreements along with several new product introductions planned for launch throughout the year. In the Foodservice segment, we anticipate continued volume growth from select national chain restaurant accounts and sales of our branded products along with the added sales from the Omni and Bantam acquisitions. We expect to incur some incremental costs attributed to the Omni acquisition for ongoing operational improvements and upgrades to the facility in Vineland, New Jersey through the first half of the fiscal year as our supply chain team works to fully integrate that facility. In addition, SG&A expenses will continue to reflect incremental investments in our strategic initiatives, including ERP.
We will continue to consider acquisition opportunities that represent good value and are consistent with our growth strategy or otherwise provide significant strategic benefits.
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
Based on current market conditions, following a year in which commodity costs were generally flat, we anticipate an uptick in commodity costs in 2020. Pricing initiatives, in addition to ongoing savings from our lean six sigma program and other cost-out projects planned by our supply chain team, will help to offset these increased costs.

Overall, we continue to limit some of our exposure to volatile swings in food commodity costs through a strategic forward purchasing program for certain key materials such as soybean oil and flour. For a more-detailed discussion of the effect of commodity costs, see the “Impact of Inflation” section of this MD&A below. Changes in other notable recurring costs, such as marketing, transportation, production costs and introductory costs for new products, may also impact our overall results.
We will adopt new accounting guidance for leases on July 1, 2019. While the adoption of this guidance will result in a significant increase in the balances of right-of-use assets and lease liabilities on our Consolidated Balance Sheet, we do not expect the adoption to impact our results of operations or cash flows. See further discussion in Note 1 to the consolidated financial statements.
We will continue to periodically reassess our allocation of capital to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders.
FINANCIAL CONDITION
Liquidity and Capital Resources
We maintain sufficient flexibility in our capital structure to ensure our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and opportunistic share repurchases. Our balance sheet maintained fundamental financial strength during 2019 as we ended the year with $196 million in cash and equivalents, along with shareholders’ equity of $727 million and no debt.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at June 30, 2019. At June 30, 2019, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2019, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At June 30, 2019, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our cash requirements through 2020, including the projected levels of capital expenditures and our historic trend of increasing annual dividend payments. Based on our current plans and expectations, we believe our capital expenditures for 2020 could total between $80 and $100 million, which includes estimated remaining payments of $33 million for a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky that we expect to complete in mid-2020. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase significantly and have an adverse effect on our results of operations.
Cash Flows

	Year Ended June 30,			Change
(Dollars in thousands)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Provided By Operating Activities	$197,598	$160,714	$146,385	$36,884	23%	$14,329	10%
Used In Investing Activities	$(126,861)	$(31,452)	$(60,608)	$(95,409)	N/M	$29,156	48%
Used In Financing Activities	$(80,201)	$(66,614)	$(60,753)	$(13,587)	(20)%	$(5,861)	(10)%
Cash provided by operating activities remains the primary source for funding our investing and financing activities, as well as financing our organic growth initiatives.
Cash provided by operating activities in 2019 totaled $197.6 million, an increase of 23% as compared with the 2018 total of $160.7 million. The 2019 increase was due to higher net income, a benefit from the change in deferred income taxes as a result of the prior-year impact of the Tax Act, and the year-over-year change in net working capital as offset by the reduction in the fair value of Angelic’s contingent consideration liability.

Cash used in investing activities totaled $126.9 million in 2019 as compared to $31.5 million in 2018. The 2019 increase in cash used in investing activities primarily reflects cash paid for the October 2018 acquisition of Bantam and the November 2018 acquisition of Omni, as well as a higher level of capital expenditures in 2019. Our 2019 capital expenditures include a substantial investment for a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky that we expect to complete in mid-2020. We have recently completed a dedicated R&D center in central Ohio that will benefit both the Retail and Foodservice segments, and we are also investing in production capacity and increased automation at Angelic to improve efficiencies in production. We also continue to invest in projects to expand packaging capacity and end-of-line automation for both segments. Payments for property additions totaled $70.9 million in 2019 compared to $31.0 million in 2018.
Financing activities used net cash totaling $80.2 million and $66.6 million in 2019 and 2018, respectively. In general, cash used in financing activities reflects the payment of dividends and share repurchases. The regular dividend payout rate for 2019 was $2.55 per share, as compared to $2.35 per share in 2018. This past fiscal year marked the 56th consecutive year in which our dividend rate was increased.
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
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of June 30, 2019 and future minimum lease payments for the use of property and equipment under operating lease agreements.
The following table summarizes our contractual obligations as of June 30, 2019 (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations (1)	$2,129	$505	$1,010	$614	$—
Operating Lease Obligations (1)	38,254	8,261	13,481	9,611	6,901
Purchase Obligations (2)	239,014	218,848	15,238	4,498	430
Other Noncurrent Liabilities (as reflected on Consolidated Balance Sheet) (3)	11,317	—	2,314	9,003	—
Total	$290,714	$227,614	$32,043	$23,726	$7,331

(1)
Capital leases are primarily entered into for certain equipment. Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 5 to the consolidated financial statements for further information.

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

IMPACT OF INFLATION
Our business results can be influenced by significant changes in the costs of our raw materials, packaging and freight. We attempt to mitigate the impact of inflation on our raw materials by entering into longer-term fixed-price contracts for a portion of our most significant commodities, soybean oil and flour. We also recently implemented a procurement strategy for a portion of our egg needs through the use of grain-based pricing contracts to reduce our exposure to egg market spot prices. With regard to freight costs, during 2019 we added more dedicated carriers to our overall transportation network to help reduce our exposure to spot freight rates. In 2019 we also implemented a transportation management system which improved the efficiency of our internal freight management processes and also allowed us to secure more competitive freight rates. Nonetheless, we remain exposed to events and trends in the marketplace for our other raw-material, packaging and freight costs. While we attempt to pass through sustained increases in raw-material costs, any such price adjustments will often lag the changes in the related input costs.
In 2018, we experienced increased commodity costs across many ingredient and packaging materials, most notably for eggs. The increase in egg costs was principally due to egg-producing issues in Europe which resulted in significantly higher exports from the United States. Additionally, freight costs increased significantly due to capacity constraints in the transportation industry. We implemented pricing actions in both our Retail and Foodservice segments in the second half of 2018. In 2019, commodity cost inflation moderated to nearly flat compared to 2018 while packaging and freight costs were modestly inflationary.
Looking ahead to 2020, under current market conditions we foresee inflation in commodities, packaging and freight with commodities and packaging imposing the greatest headwind. Net price realization in 2020 will help to offset these inflationary costs along with the cost savings from our lean six sigma program, including our strategic procurement initiatives and the beneficial impact of our new transportation management system.
Although typically less notable, we are also exposed to the unfavorable effects of general inflation beyond material and freight costs, especially in the areas of annual wage adjustments and benefit costs. Over time, we attempt to minimize the exposure to such cost increases through ongoing improvements and greater efficiencies throughout our manufacturing operations, including benefits gained through our lean six sigma program and strategic investments in plant equipment.
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
Items which could impact these forward-looking statements include, but are not limited to, those risk factors identified in Item 1A and:

•	the ability to successfully grow recently acquired businesses;

•	the extent to which recent and future business acquisitions are completed and acceptably integrated;

•	difficulties in designing and implementing our new enterprise resource planning system;

•	cyber-security incidents, information technology disruptions, and data breaches;

•	price and product competition;

•	the reaction of customers or consumers to price increases we may implement;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	fluctuations in the cost and availability of ingredients and packaging;

•	the impact of customer store brands on our branded retail volumes;

•	dependence on contract manufacturers, distributors and freight transporters;

•	the success and cost of new product development efforts;

•	dependence on key personnel and changes in key personnel;

•	the effect of consolidation of customers within key market channels;

•	the lack of market acceptance of new products;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	the potential for loss of larger programs or key customer relationships;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	maintenance of competitive position with respect to other manufacturers;

•	changes in estimates in critical accounting judgments;

•	the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;

•	the outcome of any litigation or arbitration;

•	efficiencies in plant operations;

•	stability of labor relations;

•	adequate supply of skilled labor;

•	the impact, if any, of certain contingent liabilities associated with our withdrawal from a multiemployer pension plan;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs; and

•	certain other risk factors, including those discussed in other filings we have submitted to the Securities and Exchange Commission.

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
RAW MATERIAL PRICE RISK
We purchase a variety of commodities and other raw materials, such as soybean oil, flour, eggs and dairy-based materials, which we use to manufacture our products. The market prices for these commodities are subject to fluctuation based upon a number of economic factors and may become volatile at times. While we do not use any derivative commodity instruments to hedge against commodity price risk, we do actively manage a portion of the risk through a structured forward purchasing program for certain key materials such as soybean oil and flour. In addition, we recently implemented a procurement strategy for a portion of our egg needs through the use of grain-based pricing contracts to reduce our exposure to egg market spot prices. These programs, coupled with short-term fixed price arrangements on other significant raw materials, provide us more predictable input costs, which, in addition to the supply contracts with our foodservice customers that allow us to pass along price increases for commodities, help to stabilize our margins during periods of significant volatility in the commodity markets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lancaster Colony Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value - Contingent Consideration (Level 3 Liabilities) - Refer to Note 3 in the Financial Statements

Critical Audit Matter Description

The Company has contingent consideration liabilities whose estimated fair values are based on complex proprietary models and unobservable inputs. The contingent consideration liabilities resulted from the earn-out provisions associated with the Company’s October 19, 2018, acquisition of Bantam Bagels and November 17, 2016, acquisition of Angelic Bakehouse. The terms of these acquisitions specify that the sellers may receive an earn-out payment as part of the overall consideration in the transactions based upon a pre-determined contractual formula at a specified future date. Under accounting principles generally accepted in the United States of America, these liabilities are generally classified as Level 3 liabilities and are marked to fair value on a recurring basis.

Unlike the fair value of other assets and liabilities with readily observable, and therefore, more independently corroborated inputs, the valuation of Level 3 liabilities is inherently subjective, and often involves the use of complex proprietary models and unobservable inputs. The contingent consideration of Bantam Bagels is valued using a Monte Carlo simulation that randomly changes revenue growth, adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and other uncertain variables to estimate fair value using a discount rate. The contingent consideration of Angelic Bakehouse is valued using a present value approach that incorporates factors such as a revenue growth rate, discount rate, and forecasted adjusted EBITDA projections to estimate fair value. Due to unfavorable events and market conditions in the current year, it became probable that previous adjusted EBITDA projections would not be attained thus resulting in a decrease in the fair value of the contingent consideration of Angelic Bakehouse.

We identified these Level 3 liabilities as a critical audit matter because of the complex proprietary models and unobservable inputs management used to estimate fair value. This required a high degree of auditor judgment and an increased extent of our effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise to audit and evaluate the appropriateness of the models and inputs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the proprietary models and unobservable inputs used by management to estimate the fair value of the Level 3 liabilities included the following, among others:

•
We tested the effectiveness of controls over management’s valuation of Level 3 liabilities, including those related to the complex proprietary models and the significant inputs that are not readily observable.

•	We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent results, taking into account changes in market conditions.

•
We compared management’s assumptions to external sources. These assumptions included the discount rates and future revenue growth affecting the forecasted adjusted EBITDA used in the valuation models for both Bantam Bagels and Angelic Bakehouse.

•
With the assistance of our fair value specialists, we developed independent fair value estimates using a Monte Carlo simulation for Bantam Bagels and a present value approach for Angelic Bakehouse and compared our estimates to the Company’s estimates.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 27, 2019

We have served as the Company’s auditor since 1961.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(Amounts in thousands, except share data)	2019	2018
ASSETS
Current Assets:
Cash and equivalents	$196,288	$205,752
Receivables	75,691	72,960
Inventories:
Raw materials	30,647	32,673
Finished goods	55,425	58,188
Total inventories	86,072	90,861
Other current assets	10,518	9,304
Total current assets	368,569	378,877
Property, Plant and Equipment:
Land, buildings and improvements	163,094	132,318
Machinery and equipment	340,232	293,409
Total cost	503,326	425,727
Less accumulated depreciation	256,282	234,914
Property, plant and equipment-net	247,044	190,813
Other Assets:
Goodwill	208,371	168,030
Other intangible assets-net	70,277	56,176
Other noncurrent assets	11,138	10,595
Total	$905,399	$804,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$76,670	$57,978
Accrued liabilities	43,036	35,789
Total current liabilities	119,706	93,767
Other Noncurrent Liabilities	35,938	41,638
Deferred Income Taxes	22,882	16,804
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-2019-27,491,497 shares; 2018-27,487,989 shares	122,844	119,232
Retained earnings	1,359,782	1,279,343
Accumulated other comprehensive loss	(10,308)	(8,259)
Common stock in treasury, at cost	(745,445)	(738,034)
Total shareholders’ equity	726,873	652,282
Total	$905,399	$804,491
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
(Amounts in thousands, except per share data)	2019	2018	2017
Net Sales	$1,307,787	$1,222,925	$1,201,842
Cost of Sales	981,589	919,419	883,062
Gross Profit	326,198	303,506	318,780
Selling, General and Administrative Expenses	149,811	129,906	125,635
Change in Contingent Consideration	(16,180)	2,052	1,156
Restructuring and Impairment Charges	1,643	—	—
Multiemployer Pension Settlement and Related Costs	—	—	17,635
Operating Income	190,924	171,548	174,354
Other, Net	4,618	2,655	1,162
Income Before Income Taxes	195,542	174,203	175,516
Taxes Based on Income	44,993	38,889	60,202
Net Income	$150,549	$135,314	$115,314
Net Income Per Common Share:
Basic	$5.48	$4.93	$4.21
Diluted	$5.46	$4.92	$4.20
Weighted Average Common Shares Outstanding:
Basic	27,438	27,403	27,376
Diluted	27,537	27,459	27,440
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
(Amounts in thousands)	2019	2018	2017
Net Income	$150,549	$135,314	$115,314
Other Comprehensive (Loss) Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Net (loss) gain arising during the period, before tax	(2,902)	3,041	3,334
Amortization of loss, before tax	410	536	677
Amortization of prior service credit, before tax	(182)	(182)	(182)
Total Other Comprehensive (Loss) Income, Before Tax	(2,674)	3,395	3,829
Tax Attributes of Items in Other Comprehensive (Loss) Income:
Net (loss) gain arising during the period, tax	678	(710)	(1,231)
Amortization of loss, tax	(96)	(180)	(250)
Amortization of prior service credit, tax	43	61	66
Total Tax Benefit (Expense)	625	(829)	(1,415)
Other Comprehensive (Loss) Income, Net of Tax	(2,049)	2,566	2,414
Comprehensive Income	$148,500	$137,880	$117,728
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
(Amounts in thousands)	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$150,549	$135,314	$115,314
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	31,848	26,896	24,906
Change in contingent consideration	(16,180)	2,052	1,156
Deferred income taxes and other changes	7,336	(8,502)	2,347
Stock-based compensation expense	5,972	5,039	4,248
Restructuring and impairment charges	1,643	—	—
Gain on sale of property	(13)	(10)	(629)
Pension plan activity	(749)	(434)	(244)
Changes in operating assets and liabilities:
Receivables	(748)	(3,040)	(2,598)
Inventories	6,282	(14,485)	150
Other current assets	(3,085)	2,164	(2,958)
Accounts payable and accrued liabilities	14,743	15,720	4,693
Net cash provided by operating activities	197,598	160,714	146,385
Cash Flows From Investing Activities:
Payments for property additions	(70,880)	(31,025)	(27,005)
Cash paid for acquisitions, net of cash acquired	(55,364)	(318)	(35,169)
Proceeds from sale of property	169	38	1,475
Other-net	(786)	(147)	91
Net cash used in investing activities	(126,861)	(31,452)	(60,608)
Cash Flows From Financing Activities:
Payment of dividends	(70,110)	(64,531)	(58,980)
Purchase of treasury stock	(7,411)	(1,102)	(866)
Tax withholdings for stock-based compensation	(2,360)	(981)	(907)
Other-net	(320)	—	—
Net cash used in financing activities	(80,201)	(66,614)	(60,753)
Net change in cash and equivalents	(9,464)	62,648	25,024
Cash and equivalents at beginning of year	205,752	143,104	118,080
Cash and equivalents at end of year	$196,288	$205,752	$143,104
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2016	27,424	$110,677	$1,150,337	$(11,350)	$(736,066)	$513,598
Net income			115,314			115,314
Net pension and postretirement benefit gains, net of $1,415 tax effect				2,414		2,414
Cash dividends - common stock ($2.15 per share)			(58,980)			(58,980)
Purchase of treasury stock	(6)				(866)	(866)
Stock-based plans, including excess tax benefits	30	249				249
Stock-based compensation expense		4,248				4,248
Balance, June 30, 2017	27,448	115,174	1,206,671	(8,936)	(736,932)	575,977
Net income			135,314			135,314
Net pension and postretirement benefit gains, net of $829 tax effect				2,566		2,566
Tax Cuts and Jobs Act of 2017, Reclassification from accumulated other comprehensive loss to retained earnings			1,889	(1,889)		—
Cash dividends - common stock ($2.35 per share)			(64,531)			(64,531)
Purchase of treasury stock	(9)				(1,102)	(1,102)
Stock-based plans	49	(981)				(981)
Stock-based compensation expense		5,039				5,039
Balance, June 30, 2018	27,488	119,232	1,279,343	(8,259)	(738,034)	652,282
Net income			150,549			150,549
Net pension and postretirement benefit losses, net of ($625) tax effect				(2,049)		(2,049)
Cash dividends - common stock ($2.55 per share)			(70,110)			(70,110)
Purchase of treasury stock	(48)				(7,411)	(7,411)
Stock-based plans	51	(2,360)				(2,360)
Stock-based compensation expense		5,972				5,972
Balance, June 30, 2019	27,491	$122,844	$1,359,782	$(10,308)	$(745,445)	$726,873
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Purchases of property, plant and equipment included in Accounts Payable and excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows at June 30 were as follows:

	2019	2018	2017
Construction in progress in Accounts Payable	$7,852	$2,070	$622
The following table sets forth depreciation expense, including capital lease amortization, in each of the years ended June 30:

	2019	2018	2017
Depreciation expense	$26,751	$22,168	$20,430
Deferred Software Costs
We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Costs incurred during the application development stage are capitalized. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Training costs are also expensed as incurred. Capitalized costs are included in Other Noncurrent Assets and are amortized on a straight-line basis over the estimated useful life. In 2019, we capitalized $1.7 million of deferred software costs related to cloud computing arrangements.
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
Shareholders’ Equity
We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock without par value and 1,150,000 shares of Class C Nonvoting Preferred Stock without par value. Our Board of Directors approved a share repurchase authorization of 2,000,000 common shares in November 2010. At June 30, 2019, 1,354,423 common shares remained authorized for future purchase.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Revenue Recognition
When Performance Obligations Are Satisfied
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The singular performance obligation of our customer contracts is determined by each individual purchase order and the respective food products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to our customer. Specifically, control transfers to our customers when the product is delivered to or picked up by our customers based upon applicable shipping terms, as our customers can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. The performance obligations in our customer contracts are generally satisfied within 30 days. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of June 30, 2019.
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
Contract Balances
We do not have deferred revenue or unbilled receivable balances and thus do not have any related contract asset and liability balances as of June 30, 2019.
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
Disaggregation of Revenue
See Note 10 for disaggregation of our net sales by class of similar product and type of customer.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Advertising Expense
We expense advertising as it is incurred. The following table summarizes advertising expense as a percentage of net sales in each of the years ended June 30:

	2019	2018	2017
Advertising expense as a percentage of net sales	2%	2%	3%
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
Our annual effective tax rate is determined based on our income, statutory tax rates and the permanent tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A change in tax rates may result in stranded tax effects when the effect of the change is required to be included in income even when the related income tax effects of items in accumulated other comprehensive income/loss were originally recognized in other comprehensive income rather than in income. Our accounting policy is to release stranded tax effects from accumulated other comprehensive loss.
Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets will be realized and thus we have not recorded any valuation allowance for the years ended June 30, 2019 or 2018.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	2019	2018	2017
Net income	$150,549	$135,314	$115,314
Net income available to participating securities	(259)	(271)	(196)
Net income available to common shareholders	$150,290	$135,043	$115,118

Weighted average common shares outstanding - basic	27,438	27,403	27,376
Incremental share effect from:
Nonparticipating restricted stock	2	3	3
Stock-settled stock appreciation rights	97	53	61
Weighted average common shares outstanding - diluted	27,537	27,459	27,440

Net income per common share - basic	$5.48	$4.93	$4.21
Net income per common share - diluted	$5.46	$4.92	$4.20
Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets – net income and other comprehensive income (loss). Included in other comprehensive income (loss) are pension and postretirement benefits adjustments.
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	2019	2018
Accumulated other comprehensive loss at beginning of year	$(8,259)	$(8,936)
Defined Benefit Pension Plan Items:
Net (loss) gain arising during the period	(2,771)	2,987
Amortization of unrecognized net loss (1)	447	572
Postretirement Benefit Plan Items: (2)
Net (loss) gain arising during the period	(131)	54
Amortization of unrecognized net gain	(37)	(36)
Amortization of prior service credit	(182)	(182)
Total other comprehensive (loss) income, before tax	(2,674)	3,395
Total tax benefit (expense)	625	(829)
Other comprehensive (loss) income, net of tax	(2,049)	2,566
Tax Cuts and Jobs Act of 2017, Reclassification from accumulated other comprehensive loss to retained earnings	—	(1,889)
Accumulated other comprehensive loss at end of year	$(10,308)	$(8,259)

(1)	Included in the computation of net periodic benefit income/cost. See Note 12 for additional information.

(2)	Additional disclosures for postretirement benefits are not included as they are not considered material.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months and issued subsequent clarifications of this new guidance. This guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease). Both lease classifications require the lessee to record a right-of-use asset and a lease liability based upon the present value of the lease payments. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the consolidated financial statements. In July 2018, the FASB issued guidance that allows for an alternate

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

transition method whereby companies can recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than restating comparative periods. We will adopt the new guidance on July 1, 2019 using this alternate transition method, but we will not record a cumulative-effect adjustment from initially applying the standard. We will elect the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and will make an accounting policy election to keep short-term leases with an initial term of 12 months or less off our Consolidated Balance Sheets. As a result of adoption, we expect to recognize a lease liability and related right-of-use asset of $30 million to $40 million. We do not expect the adoption to impact our results of operations or cash flows. During the first quarter of 2020, we will have completed the implementation of a lease accounting system to enable the preparation of financial information and will have implemented relevant accounting policies and internal controls surrounding the lease accounting process. There will be additional required disclosures in the notes to the consolidated financial statements upon adoption.
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
Recently Adopted Accounting Standards
In May 2014, the FASB issued new accounting guidance for the recognition of revenue and issued subsequent clarifications of this new guidance in 2016 and 2017. The core principle of the new guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This model is based on a control approach. We completed a review of customer contracts and evaluated the impact of the new standard on certain common practices employed by us. We also finalized our assessment of the impact on our accounting policies, processes, system requirements, internal controls and disclosures using internal resources and the assistance of a qualified third party expert. We adopted the new guidance on July 1, 2018 using a modified retrospective approach; however, we did not record a cumulative-effect adjustment from initially applying the standard as the adoption did not have a material impact on our financial position or results of operations. See disclosure of our revenue recognition policies in Note 1.
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
In August 2018, the FASB issued new accounting guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and postimplementation stages are expensed as the activities are performed. The guidance also requires such capitalized implementation costs to be expensed over the term of the hosting arrangement and advises on related presentation within the statement of financial position, the statement of income and statement of cash flows. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. We adopted this guidance in the first quarter of fiscal 2019 on a prospective basis. The adoption resulted in a change in accounting principle, to capitalize certain costs instead of expensing them immediately. The costs capitalized under this new guidance were not material to our consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In August 2018, the FASB issued new accounting guidance related to the disclosure requirements for defined benefit plans. The guidance removes, adds and clarifies disclosure requirements related to defined benefit pension or other postretirement plans. The guidance will be effective for fiscal years ending after December 15, 2020 and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We adopted this guidance in the first quarter of fiscal 2019. As the guidance only relates to disclosures, there was no impact on our financial position or results of operations. See disclosures for defined benefit pension plans in Note 12.

Note 2 – Acquisitions
Omni Baking Company LLC
On November 16, 2018, we acquired substantially all of the assets of Omni Baking Company LLC (“Omni”). Omni has been a long-time supplier of products to our frozen garlic bread operations and is based in Vineland, New Jersey. The purchase price of $22.3 million, which includes the post-closing working capital adjustment, was funded with cash on hand. Omni’s results of operations are allocated between our Retail and Foodservice segments in a manner consistent with our current segment allocations. These results have been included in our consolidated financial statements from the date of acquisition. This acquisition is not significant to our financial position or results of operations.
The following table summarizes the purchase price allocation based on the fair value of the net assets acquired.

Purchase Price Allocation
Inventories	$809
Other current assets	86
Machinery and equipment	4,777
Goodwill (tax deductible)	19,664
Current liabilities	(3,083)
Net assets acquired	$22,253
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
Bantam Bagels, LLC
On October 19, 2018, we acquired all the assets of Bantam Bagels, LLC (“Bantam”). Bantam, a producer and marketer of frozen mini stuffed bagels and mini stuffed pancakes sold to both the retail and foodservice channels, is based in New York, New York. The base purchase price of $33.1 million, which includes the post-closing working capital adjustment, was funded with cash on hand. This purchase price excludes contingent consideration relating to an additional earn-out payment which is tied to performance-based conditions. In general, the terms of the acquisition specify that the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Bantam for the twelve months ending December 31, 2023. We are unable to provide a range for the amount of this earn-out because it is based on the future adjusted EBITDA of Bantam, and the earn-out does not contain a minimum or maximum value. See further discussion of the earn-out in Note 3. Bantam’s results of operations are allocated between our Retail and Foodservice segments in a manner consistent with our current segment allocations. These results have been included in our consolidated financial statements from the date of acquisition. This acquisition is not significant to our financial position or results of operations.

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
Angelic Bakehouse, Inc.
On November 17, 2016, we acquired substantially all of the assets of Angelic Bakehouse, Inc. (“Angelic”). Angelic, a privately owned manufacturer and marketer of premium sprouted grain bakery products, is based near Milwaukee, Wisconsin. The purchase price of $35.5 million was funded by cash on hand, but excludes contingent consideration relating to an additional earn-out payment which is tied to performance-based conditions. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic for fiscal 2021. We are unable to provide a range for the amount of this earn-out because it is based on the future adjusted EBITDA of Angelic, and the earn-out does not contain a minimum or maximum value. See further discussion of the earn-out in Note 3. Angelic is reported in our Retail segment, and its results of operations have been included in our consolidated financial statements from the date of acquisition.

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
Our contingent consideration, which resulted from the earn-outs associated with our acquisitions of Bantam and Angelic, is measured at fair value on a recurring basis and is included in Other Noncurrent Liabilities on the Consolidated Balance Sheets. The following table summarizes our contingent consideration as of June 30:

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$8,900	$8,900
Contingent consideration - Angelic	—	—	—	—
Total contingent consideration	$—	$—	$8,900	$8,900

	Fair Value Measurements at June 30, 2018
	Level 1	Level 2	Level 3	Total
Contingent consideration - Angelic	$—	$—	$17,080	$17,080
Bantam Contingent Consideration
This contingent consideration resulted from the earn-out associated with our October 19, 2018 acquisition of Bantam. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Bantam for the twelve months ending December 31, 2023. The initial fair value of the contingent consideration was determined to be $8.0 million. The fair value is measured on a recurring basis using a Monte Carlo simulation that randomly changes revenue growth, forecasted adjusted EBITDA and other uncertain variables to estimate an expected value. We record the present value of this amount by applying a discount rate. As this fair value measurement is based on significant inputs not observable in the market, it represents a Level 3 measurement within the fair value hierarchy.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

2019
Contingent consideration at beginning of year	$—
Initial fair value - additions	8,000
Change in contingent consideration included in operating income	900
Contingent consideration at end of year	$8,900
Angelic Contingent Consideration
This contingent consideration resulted from the earn-out associated with our November 17, 2016 acquisition of Angelic. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic for fiscal 2021. The initial fair value of the contingent consideration was determined to be $13.9 million. The fair value is measured on a recurring basis using a present value approach, which incorporates factors such as revenue growth and forecasted adjusted EBITDA, to estimate an expected value. We record the present value of this amount by applying a discount rate. As this fair value measurement is based on significant inputs not observable in the market, it represents a Level 3 measurement within the fair value hierarchy. Our 2019 fair value measurements resulted in a $17.1 million reduction in the fair value of Angelic’s contingent consideration based on a change in Angelic’s forecasted adjusted EBITDA for fiscal 2021. This adjustment was recorded in our Retail segment.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Angelic’s contingent consideration:

	2019	2018
Contingent consideration at beginning of year	$17,080	$15,028
Change in contingent consideration included in operating income	(17,080)	2,052
Contingent consideration at end of year	$—	$17,080

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 4 – Long-Term Debt
At June 30, 2019 and 2018, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 8, 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
At June 30, 2019 and 2018, we had no borrowings outstanding under the Facility. At June 30, 2019 and 2018, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest in 2019 and 2018.
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

Note 5 – Commitments
We have operating and capital leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment, which expire at various dates through fiscal year 2029. Certain of these leases contain renewal options and some provide options to purchase during the lease term. The future minimum rental commitments due under these leases are summarized as follows:

	Operating Leases	Capital Leases
2020	$8,261	$505
2021	7,136	505
2022	6,345	505
2023	4,992	493
2024	4,619	121
Thereafter	6,901	—
Total minimum payments	$38,254	$2,129
Less amount representing interest		(178)
Present value of capital lease obligations		$1,951
Total rent expense, including short-term cancelable leases, during the years ended June 30 is summarized as follows:

	2019	2018	2017
Operating leases:
Minimum rentals	$8,258	$6,663	$6,529
Contingent rentals	—	—	4
Short-term cancelable leases	1,665	1,257	1,508
Total	$9,923	$7,920	$8,041
Capital leases, which are included in Property, Plant and Equipment on the Consolidated Balance Sheets, at June 30 were composed of:

2019
Machinery and equipment	$2,273
Less accumulated amortization	(223)
Net	$2,050

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 6 – Contingencies
In addition to the items discussed below, at June 30, 2019, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
Our acquisitions of Angelic and Bantam included provisions for contingent consideration for the earn-outs associated with these transactions. See further discussion in Note 3.
27% of our employees are represented under various collective bargaining contracts. The labor contract for our Bedford Heights, Ohio plant facility, which produces various garlic bread products, will expire on April 30, 2020. 5% of our employees are represented under this collective bargaining contract. None of our other collective bargaining contracts will expire within one year.

Note 7 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at June 30, 2019 compared to $119.3 million and $48.7 million, respectively, at June 30, 2018. The increase in goodwill is the result of the acquisitions of Bantam in October 2018 and Omni in November 2018. See further discussion in Note 2.
The following table is a rollforward of goodwill by reportable segment from June 30, 2018 to June 30, 2019:

	Retail	Foodservice	Total
Goodwill at beginning of year	$119,301	$48,729	$168,030
Goodwill acquired during the year - Bantam	18,431	2,246	20,677
Goodwill acquired during the year - Omni	19,664	—	19,664
Goodwill at end of year	$157,396	$50,975	$208,371
The following table summarizes our identifiable other intangible assets at June 30. The intangible asset values and lives related to the acquisition of Bantam are included in the table below. See further discussion in Note 2.

	2019	2018
Tradenames (20 to 30-year life)
Gross carrying value	$63,121	$50,321
Accumulated amortization	(7,335)	(5,071)
Net carrying value	$55,786	$45,250
Customer Relationships (10 to 15-year life)
Gross carrying value	$17,507	$14,207
Accumulated amortization	(9,641)	(8,283)
Net carrying value	$7,866	$5,924
Technology / Know-how (10-year life)
Gross carrying value	$8,950	$6,350
Accumulated amortization	(2,501)	(1,682)
Net carrying value	$6,449	$4,668
Non-compete Agreements (5-year life)
Gross carrying value	$791	$791
Accumulated amortization	(615)	(457)
Net carrying value	$176	$334
Total net carrying value	$70,277	$56,176
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows in each of the years ended June 30:

	2019	2018	2017
Amortization expense	$4,599	$3,986	$3,453

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Total annual amortization expense for each of the next five years is estimated to be as follows:

2020	$5,061
2021	$4,976
2022	$4,902
2023	$4,343
2024	$4,343

Note 8 – Liabilities
Accrued liabilities at June 30 were composed of:

	2019	2018
Compensation and employee benefits	$28,672	$23,135
Distribution	7,730	8,579
Other taxes	1,219	1,306
Marketing	561	485
Other	4,854	2,284
Total accrued liabilities	$43,036	$35,789
Other noncurrent liabilities at June 30 were composed of:

	2019	2018
Workers compensation	$11,732	$12,850
Acquisition-related contingent consideration	8,900	17,080
Deferred compensation and accrued interest	4,740	4,611
Pension benefit liability	2,043	1,312
Postretirement benefit liability	1,075	926
Gross tax contingency reserve	942	1,298
Other	6,506	3,561
Total other noncurrent liabilities	$35,938	$41,638

Note 9 – Income Taxes
The Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law on December 22, 2017 with an effective date of January 1, 2018. Most notably, the Tax Act reduced the statutory federal income tax rate for corporations from 35% to 21%. Since we file our tax return based on our fiscal year, the statutory federal income tax rate for our 2018 tax return was a blended rate of 28.1%. In addition to the effect of the lower overall federal tax rate, the Tax Act resulted in a $9.5 million one-time benefit for the re-measurement of our net deferred tax liability in 2018. The statutory federal income tax rate for our 2019 tax return will be 21%.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allowed for a measurement period in which companies could either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates could not be determined at the time of the preparation of the financial statements until the actual impacts could be determined. We recorded an initial estimate of the impact of the Tax Act within our December 31, 2017 financial statements, and the adjustments recorded in the second half of 2018 were not material. The measurement period has ended, and we have completed the accounting for all the impacts of the Tax Act.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We file a consolidated federal income tax return. Taxes based on income for the years ended June 30 have been provided as follows:

	2019	2018	2017
Currently payable:
Federal	$30,220	$40,766	$51,524
State and local	8,070	7,355	6,319
Total current provision	38,290	48,121	57,843
Deferred federal, state and local provision (benefit)	6,703	(9,232)	2,359
Total taxes based on income	$44,993	$38,889	$60,202
In 2018, we adopted new accounting guidance for stock-based compensation. One of the changes resulting from this new guidance is the inclusion of the tax consequences related to stock-based compensation within the computation of income tax expense versus equity. We adopted this provision on a prospective basis. Prior to 2018, certain tax benefits were recorded directly to common stock, and these amounts totaled $1.1 million for 2017.
For the years ended June 30, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2019	2018	2017
Statutory rate	21.0%	28.1%	35.0%
State and local income taxes	3.5	3.0	2.4
Net windfall tax benefits - stock-based compensation	(0.8)	(0.4)	—
ESOP dividend deduction	(0.1)	(0.1)	(0.1)
One-time benefit on re-measurement of net deferred tax liability	—	(5.5)	—
Domestic manufacturing deduction for qualified income	—	(2.3)	(2.8)
Other	(0.6)	(0.5)	(0.2)
Effective rate	23.0%	22.3%	34.3%
Our net deferred tax liability for all periods presented in the Consolidated Balance Sheets has been classified as noncurrent. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 were comprised of:

	2019	2018
Deferred tax assets:
Employee medical and other benefits	$7,809	$6,407
Receivables	2,332	3,992
Inventories	311	1,112
Other accrued liabilities	2,069	1,029
Total deferred tax assets	12,521	12,540
Deferred tax liabilities:
Property, plant and equipment	(16,993)	(15,551)
Goodwill	(10,037)	(5,044)
Intangible assets	(8,295)	(8,518)
Other	(78)	(231)
Total deferred tax liabilities	(35,403)	(29,344)
Net deferred tax liability	$(22,882)	$(16,804)
Prepaid federal income taxes of $5.2 million and $3.6 million were included in Other Current Assets at June 30, 2019 and 2018, respectively. Prepaid state and local income taxes of $0.1 million and $0.9 million were included in Other Current Assets at June 30, 2019 and 2018, respectively.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Net cash payments for income taxes for each of the years ended June 30 were as follows:

	2019	2018	2017
Net cash payments for income taxes	$38,644	$46,198	$59,008
The gross tax contingency reserve at June 30, 2019 was $1.7 million and consisted of estimated tax liabilities of $1.0 million and interest and penalties of $0.7 million. The unrecognized tax benefits recorded as the gross tax contingency reserve noted in the following table for June 30, 2019 and 2018 would affect our effective tax rate, if recognized.
The following table sets forth changes in our total gross tax contingency reserve (including interest and penalties):

	2019	2018
Balance, beginning of year	$1,298	$1,808
Tax positions related to the current year:
Additions	87	12
Reductions	—	—
Tax positions related to prior years:
Additions	694	86
Reductions	(26)	(41)
Lapse of statute of limitations	—	(567)
Settlements	(383)	—
Balance, end of year	$1,670	$1,298
We included $0.8 million of the gross tax contingency reserve at June 30, 2019 in Accrued Liabilities as these amounts are expected to be resolved within the next 12 months. The remaining liability of $0.9 million was included in Other Noncurrent Liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations.
We recognize interest and penalties related to these tax liabilities in income tax expense. For each of the years ended June 30, we recognized the change in the accrual for net tax-related interest and penalties as follows:

	2019	2018
Expense (benefit) recognized for net tax-related interest and penalties	$64	$(78)
We had accrued interest and penalties at June 30 as follows:

	2019	2018
Accrued interest and penalties included in the gross tax contingency reserve	$669	$605
We file federal and various state and local income tax returns in the United States. With limited exceptions, we are no longer subject to examination of U.S. federal or state and local income taxes for years prior to 2016.
The American Jobs Creation Act provided a tax deduction calculated as a percentage of qualified income from manufacturing in the United States. This deduction was repealed by the Tax Act. Therefore, 2018 was the final year that we were able to claim this deduction.

Note 10 – Business Segment Information
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. We evaluate our segments based on net sales and operating income.
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
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets, payments for property additions or depreciation and amortization by reportable segment.
The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments in each of the years ended June 30:

	2019	2018	2017
Retail
Frozen breads	$259,290	$252,186	$253,965
Refrigerated dressings, dips and other	219,614	226,276	221,422
Shelf-stable dressings and croutons	177,717	171,772	166,030
Total Retail net sales	$656,621	$650,234	$641,417
Foodservice
Dressings and sauces	$467,364	$430,944	$427,017
Frozen breads and other	164,438	141,747	133,408
Other roll products	19,364	—	—
Total Foodservice net sales	$651,166	$572,691	$560,425
Total net sales	$1,307,787	$1,222,925	$1,201,842
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	2019	2018	2017
Foodservice
National accounts	$480,249	$430,680	$421,858
Branded and other	151,553	142,011	138,567
Other roll products	19,364	—	—
Total Foodservice net sales	$651,166	$572,691	$560,425

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following sets forth certain additional financial information attributable to our reportable segments, certain amounts not allocated among our reportable segments and amounts retained at the corporate level for the years ended June 30:

	2019	2018	2017
Net Sales (1) (2)
Retail	$656,621	$650,234	$641,417
Foodservice	651,166	572,691	560,425
Total	$1,307,787	$1,222,925	$1,201,842
Operating Income (2)
Retail	$135,093	$126,400	$138,489
Foodservice	73,828	58,440	66,234
Restructuring and Impairment Charges (3)	(1,643)	—	—
Multiemployer Pension Settlement and Related Costs (3)	—	—	(17,635)
Corporate Expenses (4)	(16,354)	(13,292)	(12,734)
Total	$190,924	$171,548	$174,354
Identifiable Assets (1) (5)
Retail & Foodservice (6)	$695,872	$589,509	$577,509
Corporate	209,527	214,982	138,896
Total	$905,399	$804,491	$716,405
Payments for Property Additions
Retail & Foodservice (6)	$70,880	$31,025	$26,031
Corporate	—	—	974
Total	$70,880	$31,025	$27,005
Depreciation and Amortization
Retail & Foodservice (6)	$31,595	$26,685	$24,752
Corporate	253	211	154
Total	$31,848	$26,896	$24,906

(1)	Net sales and long-lived assets are predominately domestic.

(2)	All intercompany transactions have been eliminated.

(3)	Restructuring and impairment charges and multiemployer pension settlement and related costs were not allocated to our two reportable segments due to their unusual nature.

(4)
Our Corporate Expenses include various expenses of a general corporate nature, ERP expenses and costs related to certain divested or closed nonfood operations. By their very nature, these costs have not been allocated to the Retail and Foodservice segments.

(5)
Retail and Foodservice identifiable assets include those assets used in our operations and other intangible assets allocated to purchased businesses. Corporate assets consist principally of cash and equivalents. The increase in Retail and Foodservice identifiable assets from June 30, 2018 to June 30, 2019 was due to the acquisitions of Bantam and Omni. The increase in Corporate identifiable assets from June 30, 2017 to June 30, 2018 was primarily due to the increase in cash and equivalents.

(6)	As discussed above, we do not present identifiable assets, payments for property additions or depreciation and amortization by reportable segment.
Retail segment net sales attributable to Walmart Inc. (“Walmart”) and Foodservice segment net sales attributable to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., for each of the years ended June 30 were as follows:

	2019	2018	2017
Net sales to Walmart	$222,171	$209,860	$201,484
As a percentage of consolidated net sales	17%	17%	17%
Net sales to McLane	$195,907	$185,226	$198,153
As a percentage of consolidated net sales	15%	15%	16%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Accounts receivable attributable to Walmart and McLane at June 30 as a percentage of consolidated accounts receivable were as follows:

	2019	2018
Walmart	28%	28%
McLane	9%	11%

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
In 2019, 2018 and 2017, we granted SSSARs to various employees under the terms of the plans. The following table summarizes information relating to these grants:

	2019	2018	2017
SSSARs granted	157	185	166
Weighted average grant date fair value per right	$23.55	$17.85	$17.59
Weighted average assumptions used in fair value calculations:
Risk-free interest rate	2.43%	2.39%	1.36%
Dividend yield	1.68%	1.98%	1.64%
Volatility factor of the expected market price of our common stock	21.77%	22.57%	22.41%
Expected life in years	3.04	2.85	2.47
For these grants, the volatility factor was estimated based on actual historical volatility of our stock for a time period equal to the term of the SSSARs. The expected average life was determined based on historical exercise experience for this type of grant. The SSSARs we grant generally vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date.
The following table summarizes our SSSARs compensation expense and tax benefits recorded for each of the years ended June 30:

	2019	2018	2017
Compensation expense	$3,074	$2,455	$1,882
Tax benefits	$646	$690	$659
Intrinsic value of exercises	$6,008	$2,381	$2,281
The total fair values of SSSARs vested for each of the years ended June 30 were as follows:

	2019	2018	2017
Fair value of vested rights	$3,143	$2,330	$1,916

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

 The following table summarizes the activity relating to SSSARs granted under the plans for the year ended June 30, 2019:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	586	$115.99
Exercised	(153)	$108.41
Granted	157	$154.62
Forfeited	(4)	$126.76
Outstanding at end of year	586	$128.23	3.17	$12,885
Exercisable and vested at end of year	271	$114.83	2.19	$9,163
Vested and expected to vest at end of year	558	$128.77	3.19	$11,982
The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2019:

	Outstanding				Exercisable
			Weighted Average
Grant Years	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Exercise Price	Number Exercisable	Weighted Average Exercise Price
2019	$148.18-$180.60	157	4.67	$154.62	—	$—
2018	$117.76-$124.29	156	3.65	$121.09	47	$121.09
2017	$121.54-$138.96	127	2.68	$133.83	78	$133.78
2016	$101.70-$112.62	111	1.72	$106.38	111	$106.38
2015	$91.13	35	0.65	$91.13	35	$91.13
At June 30, 2019, there was $5.1 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In 2019, 2018 and 2017, we granted shares of restricted stock to various employees under the terms of the plans. The following table summarizes information relating to these grants:

	2019	2018	2017
Employees
Restricted stock granted	13	27	12
Grant date fair value	$2,030	$3,218	$1,591
Weighted average grant date fair value per award	$154.66	$121.09	$134.07
The restricted stock under these employee grants vests on the third anniversary of the grant date. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status.
In 2019, 2018 and 2017, we also granted shares of restricted stock to our nonemployee directors under the terms of the plans. The following table summarizes information relating to each of these grants:

	2019	2018	2017
Nonemployee directors
Restricted stock granted	4	6	5
Grant date fair value	$760	$759	$759
Weighted average grant date fair value per award	$180.16	$123.11	$138.96
The 2019 grant vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our restricted stock compensation expense and tax benefits recorded for each of the years ended June 30:

	2019	2018	2017
Compensation expense	$2,898	$2,584	$2,366
Tax benefits	$609	$726	$828
The total fair values of restricted stock vested for each of the years ended June 30 were as follows:

	2019	2018	2017
Fair value of vested shares	$3,537	$1,508	$2,420
The following table summarizes the activity relating to restricted stock granted under the plans for the year ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of year	68	$116.99
Granted	17	$160.86
Vested	(33)	$108.60
Forfeited	(1)	$118.48
Unvested restricted stock at end of year	51	$137.17
At June 30, 2019, there was $3.7 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2019	2018
Weighted-average assumption as of June 30
Discount rate	3.35%	4.07%
The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2019	2018	2017
Discount rate	4.07%	3.68%	3.39%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The target and actual asset allocations for our plans at June 30 by asset category were as follows:

	Target Percentage of Plan Assets at June 30	Actual Percentage of Plan Assets
	2019	2019	2018
Cash and equivalents	0%-10%	2%	5%
Equity securities	30%-70%	53	51
Fixed income	30%-70%	45	44
Total		100%	100%
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
We categorize our plan assets within a three-level fair value hierarchy, as previously defined in Note 3. The following table summarizes the fair values and levels, within the fair value hierarchy, for our plan assets at June 30:

	June 30, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$559	$—	$—	$559
Money market funds	113	—	—	113
U.S. government obligations	—	2,600	—	2,600
Municipal obligations	—	37	—	37
Corporate obligations	—	3,440	—	3,440
Mortgage obligations	—	3,613	—	3,613
Mutual funds fixed income	6,907	—	—	6,907
Mutual funds equity	19,359	—	—	19,359
Total	$26,938	$9,690	$—	$36,628

	June 30, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$547	$—	$—	$547
Money market funds	1,331	—	—	1,331
U.S. government obligations	—	3,344	—	3,344
Municipal obligations	—	36	—	36
Corporate obligations	—	3,176	—	3,176
Mortgage obligations	—	2,354	—	2,354
Mutual funds fixed income	7,044	—	—	7,044
Mutual funds equity	18,881	—	—	18,881
Total	$27,803	$8,910	$—	$36,713
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$36,892	$40,941
Interest cost	1,453	1,463
Actuarial loss (gain)	2,342	(3,070)
Benefits paid	(2,305)	(2,442)
Benefit obligation at end of year	$38,382	$36,892

	2019	2018
Change in plan assets
Fair value of plan assets at beginning of year	$36,713	$36,769
Actual return on plan assets	2,058	2,366
Employer contributions	162	20
Benefits paid	(2,305)	(2,442)
Fair value of plan assets at end of year	$36,628	$36,713

	2019	2018
Funded status - net accrued benefit cost	$(1,754)	$(179)

	2019	2018
Amounts recognized in the Consolidated Balance Sheets consist of
Prepaid benefit cost (Other Noncurrent Assets)	$289	$1,133
Accrued benefit liability (Other Noncurrent Liabilities)	(2,043)	(1,312)
Net amount recognized	$(1,754)	$(179)

	2019	2018
Accumulated benefit obligation	$38,382	$36,892
The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2019	2018
Benefit obligations	$36,167	$6,012
Fair value of plan assets at end of year	$34,124	$4,700
Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2019	2018
Net actuarial loss	$15,145	$12,821
Income taxes	(3,539)	(2,996)
Total	$11,606	$9,825

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We adopted new accounting guidance for the presentation of net periodic benefit income on July 1, 2018. See further discussion in Note 1. The following table summarizes the components of net periodic benefit income for our pension plans at June 30:

	2019	2018	2017
Components of net periodic benefit income
Interest cost	$1,453	$1,463	$1,457
Expected return on plan assets	(2,487)	(2,491)	(2,416)
Amortization of unrecognized net loss	447	572	715
Settlement charge	—	42	—
Net periodic benefit income	$(587)	$(414)	$(244)
We have not yet finalized our anticipated funding level for 2020, but based on initial estimates, we do not expect our 2020 contributions to our pension plans to be material.
Benefit payments estimated for future years are as follows:

2020	$2,415
2021	$2,411
2022	$2,401
2023	$2,392
2024	$2,403
2025 - 2029	$11,747

Note 13 – Defined Contribution and Other Employee Plans
Company-Sponsored Defined Contribution Plans
We sponsor three defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code. Contributions are determined under various formulas, and we contributed to each of these plans in 2019. The employer matching contribution percentage for one of these plans was increased effective January 1, 2019. Costs related to such plans for each of the years ended June 30 were as follows:

	2019	2018	2017
Costs related to company-sponsored defined contribution plans	$2,637	$1,352	$1,111
Multiemployer Plans
In the three years ended June 30, 2019, certain of our subsidiaries participated in multiemployer plans that provide pension benefits to retiree workers under collective bargaining contracts at such locations. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining contract, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if a participating employer chooses to stop participating in the multiemployer plan, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Our participation in multiemployer pension plans for the three years ended June 30, 2019 is reflected in the following table. All information in the table is as of December 31 of the relevant year, except contributions which are based on our fiscal year, or except as otherwise noted. The EIN-PN column provides the Employer Identification Number (“EIN”) and the Plan Number (“PN”). The pension protection act zone status is based on information that we received from the plan. Among other factors, generally, plans in critical status (red zone) are less than 65 percent funded, plans in endangered or seriously endangered status (yellow zone or orange zone, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the green zone. The FIP/RP status pending/implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. Except as noted below regarding contributions to the Cleveland Bakers and Teamsters Pension Fund, there have been no significant changes that affect the comparability of 2019, 2018 or 2017 contributions.

		Pension Protection Act Zone Status			Fiscal Year Contributions (1)
Plan Name	EIN/PN	2018	2017	FIP/RP Status Pending / Implemented	2019	2018	2017	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Cleveland Bakers and Teamsters Pension Fund (2)	34-0904419-001	Red 12/31/17	Red 12/31/16	Yes, Implemented	$—	$—	$2,098	No	n/a
Western Conference of Teamsters Pension Plan	91-6145047-001	Green 12/31/17	Green 12/31/16	No	388	356	409	No	12/15/2021
Total contributions to multiemployer plans					$388	$356	$2,507

(1)	Contributions do not include payments related to multiemployer pension withdrawals/settlements.

(2)	As discussed above, we withdrew from this plan in 2017 and did not make any contributions in 2019 and 2018. Our 2017 contributions included amounts related to a new collective bargaining contract.
Our contributions to the Cleveland Bakers and Teamsters Pension Fund exceeded 5% of the total contributions to the plan in the plan year ended December 31, 2017.
Under these two multiemployer plans, we also contribute amounts for health and welfare benefits that are defined by each plan. These benefits are not vested. The contributions required by our participation in these plans for each of the years ended June 30 were as follows:

	2019	2018	2017
Multiemployer health and welfare plan contributions	$3,189	$3,167	$3,570
We also began to make non-elective contributions for the union employees at our Bedford Heights, Ohio plant into a union-sponsored multiemployer 401(k) plan following our withdrawal from the underfunded Cleveland Bakers and Teamsters Pension Fund in 2017. Our contributions totaled $0.7 million, $0.7 million and $0.8 million in 2019, 2018 and 2017, respectively, including $0.6 million to initially fund this 401(k) plan in 2017.
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
The following table summarizes our liability for total deferred compensation and accrued interest at June 30:

	2019	2018
Liability for deferred compensation and accrued interest	$4,740	$4,611
Deferred compensation expense for each of the years ended June 30 was as follows:

	2019	2018	2017
Deferred compensation expense	$239	$210	$170

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 14 – Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2019
Net Sales	$316,654	$349,581	$317,882	$323,670	$1,307,787
Gross Profit	$81,199	$91,392	$75,397	$78,210	$326,198
Net Income (1) (2)	$39,028	$47,907	$30,604	$33,010	$150,549
Diluted Net Income Per Common Share (1) (2) (3)	$1.42	$1.73	$1.11	$1.20	$5.46

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2018
Net Sales	$298,916	$319,665	$296,174	$308,170	$1,222,925
Gross Profit	$75,475	$83,939	$67,911	$76,181	$303,506
Net Income (4)	$29,386	$45,920	$27,621	$32,387	$135,314
Diluted Net Income Per Common Share (3) (4)	$1.07	$1.67	$1.00	$1.18	$4.92

(1)
Included in the second quarter and fourth quarter net income was an after-tax benefit of $7.4 million and $5.7 million, respectively, or approximately $0.27 and $0.21 per diluted share, respectively, related to the reduction in the fair value of Angelic’s contingent consideration liability. The after-tax benefit for the fiscal year was $13.1 million, or approximately $0.48 per diluted share.

(2)
Included in the fourth quarter and fiscal year net income were after-tax ERP expenses of $1.4 million, or approximately $0.05 per diluted share, and after-tax restructuring and impairment charges of $1.3 million, or approximately $0.05 per diluted share.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lancaster Colony Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2019, of the Company and our report dated August 27, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
August 27, 2019

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our November 2019 Annual Meeting of Shareholders (“2019 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
The information regarding delinquent Section 16(a) reports, if any, is incorporated by reference to the material under the heading “Delinquent Section 16(a) Reports” in our 2019 Proxy Statement.
The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2019 Proxy Statement.
The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2019 Proxy Statement.

Item 11. Executive Compensation
The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2019 Proxy Statement.
The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2019 Proxy Statement.

Item 14. Principal Accounting Fees and Services
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2019 and 2018 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2019 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2019 and 2018 and for each of the three years in the period ended June 30, 2019, together with the report thereon of Deloitte & Touche LLP dated August 27, 2019, are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2019 and 2018
Consolidated Statements of Income for the years ended June 30, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended June 30, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended June 30, 2019, 2018 and 2017
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules. Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the related amounts are immaterial for all periods presented.
(a) (3) Exhibits Required by Item 601 of Regulation S-K and Item 15(b). See Index to Exhibits.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)

By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director

Date:	August 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID A. CIESINSKI	President, Chief Executive Officer	August 27, 2019
David A. Ciesinski	and Director
(Principal Executive Officer)

/s/ JOHN B. GERLACH, JR.	Executive Chairman of the Board	August 27, 2019
John B. Gerlach, Jr.	and Director

/s/ THOMAS K. PIGOTT	Chief Financial Officer and Assistant Secretary	August 27, 2019
Thomas K. Pigott	(Principal Financial and Accounting Officer)

/s/ NEELI BENDAPUDI	Director	August 21, 2019
Neeli Bendapudi

/s/ WILLIAM H. CARTER	Director	August 21, 2019
William H. Carter

/s/ KENNETH L. COOKE	Director	August 21, 2019
Kenneth L. Cooke

/s/ ROBERT L. FOX	Director	August 20, 2019
Robert L. Fox

/s/ ALAN F. HARRIS	Director	August 21, 2019
Alan F. Harris

/s/ MICHAEL H. KEOWN	Director	August 21, 2019
Michael H. Keown

/s/ ROBERT P. OSTRYNIEC	Director	August 21, 2019
Robert P. Ostryniec

/s/ ZUHEIR SOFIA	Director	August 21, 2019
Zuheir Sofia

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-K
JUNE 30, 2019
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

4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (000-04065), filed August 27, 2018).

4.2*	Description of Common Stock.

10.1
Credit Agreement, dated as of April 8, 2016, among Lancaster Colony Corporation, the Lenders, The Huntington National Bank as Syndication Agent and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed April 11, 2016).

10.2(a)
Design/Build Agreement between Sister Schubert’s Homemade Rolls, Inc. and Shambaugh & Son, LP (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed February 6, 2019).

10.3(b)	Lancaster Colony Corporation Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (000-04065), filed September 26, 2000).

10.4(b)
2004 Amendment to Lancaster Colony Corporation Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed January 3, 2005).

10.5(b)	Lancaster Colony Corporation 2005 Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (000-04065), filed February 25, 2005).

10.6(b)	Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (000-04065), filed October 9, 2015).

10.7(b)	Lancaster Colony Corporation Amended and Restated 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed November 19, 2010).

10.8(b)
Form of Restricted Stock Award Agreement for Directors under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (000-04065), filed November 17, 2015).

10.9(b)
Form of Stock Appreciation Rights Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed May 1, 2018).

10.10
Form of Stock Appreciation Rights Agreement for Service Providers under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed April 30, 2019).

10.11(b)
Form of Restricted Stock Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed May 1, 2018).

10.12(b)	Description of Executive Bonus Arrangements (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (000-04065), filed September 10, 2004).

10.13(b)
Employment Agreement, dated April 18, 2016, between Lancaster Colony Corporation and David A. Ciesinski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed April 19, 2016).

Exhibit Number	Description

10.14(b)
First Amendment to Employment Agreement, dated October 27, 2016, between Lancaster Colony Corporation and David A. Ciesinski (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed October 31, 2016).

10.15(b)	Employment Offer Letter to Thomas K. Pigott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed March 15, 2019).

10.16(b)
Confidential Severance Agreement and General Release, effective November 14, 2018, between the Company and Joseph M. Tuza (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed November 20, 2018).

10.17(b)	Lancaster Colony Corporation Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed October 31, 2016).

10.18(b)	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed November 15, 2018).

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Portions of this exhibit that have been marked by [***] have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

(b)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith

**	Furnished herewith