Form 10-Q
period 2019-09-30
LANCASTER COLONY CORP
filed 2019-11-04
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 000-04065

Lancaster Colony Corporation
(Exact name of registrant as specified in its charter)

Ohio		13-1955943
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

380 Polaris Parkway	Suite 400
Westerville	Ohio	43082
(Address of principal executive offices)		(Zip Code)

(614)	224-7141
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
As of October 17, 2019, there were approximately 27,485,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	September 30, 2019	June 30, 2019
ASSETS
Current Assets:
Cash and equivalents	$173,461	$196,288
Receivables	91,554	75,691
Inventories:
Raw materials	37,421	30,647
Finished goods	57,004	55,425
Total inventories	94,425	86,072
Other current assets	9,211	10,518
Total current assets	368,651	368,569
Property, Plant and Equipment:
Land, buildings and improvements	190,018	163,094
Machinery and equipment	350,164	340,232
Total cost	540,182	503,326
Less accumulated depreciation	259,323	256,282
Property, plant and equipment-net	280,859	247,044
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	69,003	70,277
Operating lease right-of-use assets	24,584	—
Other noncurrent assets	10,873	11,138
Total	$962,341	$905,399
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84,497	$76,670
Accrued liabilities	52,076	43,036
Total current liabilities	136,573	119,706
Noncurrent Operating Lease Liabilities	19,638	—
Other Noncurrent Liabilities	32,806	35,938
Deferred Income Taxes	23,659	22,882
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-September-27,484,757 shares; June-27,491,497 shares	124,155	122,844
Retained earnings	1,382,658	1,359,782
Accumulated other comprehensive loss	(10,238)	(10,308)
Common stock in treasury, at cost	(746,910)	(745,445)
Total shareholders’ equity	749,665	726,873
Total	$962,341	$905,399
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2019	2018
Net Sales	$337,054	$316,654
Cost of Sales	244,946	235,455
Gross Profit	92,108	81,199
Selling, General and Administrative Expenses	39,455	32,079
Change in Contingent Consideration	63	—
Restructuring and Impairment Charges	886	—
Operating Income	51,704	49,120
Other, Net	1,427	1,314
Income Before Income Taxes	53,131	50,434
Taxes Based on Income	12,386	11,406
Net Income	$40,745	$39,028
Net Income Per Common Share:
Basic and diluted	$1.48	$1.42

Weighted Average Common Shares Outstanding:
Basic	27,442	27,424
Diluted	27,517	27,514
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2019	2018
Net Income	$40,745	$39,028
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	136	103
Amortization of prior service credit, before tax	(45)	(46)
Total Other Comprehensive Income, Before Tax	91	57
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(31)	(24)
Amortization of prior service credit, tax	10	11
Total Tax Expense	(21)	(13)
Other Comprehensive Income, Net of Tax	70	44
Comprehensive Income	$40,815	$39,072
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$40,745	$39,028
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	8,750	6,944
Change in contingent consideration	63	—
Deferred income taxes and other changes	833	879
Stock-based compensation expense	1,436	1,531
Restructuring and impairment charges	(268)	—
Pension plan activity	(215)	(309)
Changes in operating assets and liabilities:
Receivables	(15,869)	(10,325)
Inventories	(8,353)	(11,961)
Other current assets	616	2,763
Accounts payable and accrued liabilities	12,357	12,310
Net cash provided by operating activities	40,095	40,860
Cash Flows From Investing Activities:
Payments for property additions	(43,189)	(9,740)
Other-net	(156)	(71)
Net cash used in investing activities	(43,345)	(9,811)
Cash Flows From Financing Activities:
Payment of dividends	(17,869)	(16,495)
Purchase of treasury stock	(1,465)	(1,593)
Tax withholdings for stock-based compensation	(125)	(778)
Other-net	(118)	—
Net cash used in financing activities	(19,577)	(18,866)
Net change in cash and equivalents	(22,827)	12,183
Cash and equivalents at beginning of year	196,288	205,752
Cash and equivalents at end of period	$173,461	$217,935
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$528	$229
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2019
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2019	27,491	$122,844	$1,359,782	$(10,308)	$(745,445)	$726,873
Net income			40,745			40,745
Net pension and postretirement benefit gains, net of $21 tax effect				70		70
Cash dividends - common stock ($0.65 per share)			(17,869)			(17,869)
Purchase of treasury stock	(10)				(1,465)	(1,465)
Stock-based plans	4	(125)				(125)
Stock-based compensation expense		1,436				1,436
Balance, September 30, 2019	27,485	$124,155	$1,382,658	$(10,238)	$(746,910)	$749,665

	Three Months Ended September 30, 2018
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2018	27,488	$119,232	$1,279,343	$(8,259)	$(738,034)	$652,282
Net income			39,028			39,028
Net pension and postretirement benefit gains, net of $13 tax effect				44		44
Cash dividends - common stock ($0.60 per share)			(16,495)			(16,495)
Purchase of treasury stock	(10)				(1,593)	(1,593)
Stock-based plans	12	(778)				(778)
Stock-based compensation expense		1,531				1,531
Balance, September 30, 2018	27,490	$119,985	$1,301,876	$(8,215)	$(739,627)	$674,019
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant” or the “Company” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our 2019 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2020 refers to fiscal 2020, which is the period from July 1, 2019 to June 30, 2020.
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

	September 30,
	2019	2018
Construction in progress in Accounts Payable	$5,606	$3,219

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended September 30,
	2019	2018
Net income	$40,745	$39,028
Net income available to participating securities	(67)	(82)
Net income available to common shareholders	$40,678	$38,946

Weighted average common shares outstanding – basic	27,442	27,424
Incremental share effect from:
Nonparticipating restricted stock	3	5
Stock-settled stock appreciation rights	72	85
Weighted average common shares outstanding – diluted	27,517	27,514

Net income per common share – basic and diluted	$1.48	$1.42

Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended September 30,
	2019	2018
Accumulated other comprehensive loss at beginning of period	$(10,308)	$(8,259)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	143	112
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(7)	(9)
Amortization of prior service credit	(45)	(46)
Total other comprehensive income, before tax	91	57
Total tax expense	(21)	(13)
Other comprehensive income, net of tax	70	44
Accumulated other comprehensive loss at end of period	$(10,238)	$(8,215)

Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2019 Annual Report on Form 10-K. However, see expanded disclosure of lease accounting policies in Note 5 due to the adoption of new lease accounting guidance.
Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the disclosure requirements for fair value measurements. The guidance removes, modifies and adds disclosures related to fair value. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance will be effective for us in fiscal 2021, including interim periods. As the guidance only relates to disclosures, there will be no impact on our financial position or results of operations.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Recently Adopted Accounting Standards
In February 2016, the FASB issued new accounting guidance to require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months and issued subsequent clarifications of this new guidance. This guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease). Both lease classifications require the lessee to record a right-of-use asset and a lease liability based upon the present value of the lease payments. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the consolidated financial statements. In July 2018, the FASB issued guidance that allows for an alternate transition method whereby companies can recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than restating comparative periods. We adopted the new guidance on July 1, 2019 using this alternate transition method, but we did not record a cumulative-effect adjustment from initially applying the standard. We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets. We have completed the implementation of a lease accounting system to enable the preparation of financial information and have implemented relevant accounting policies and internal controls surrounding the lease accounting process. As a result of adoption, we recognized a lease liability and right-of-use asset of $33.5 million and $31.7 million, respectively. The right-of-use asset balance reflects the reclassification of deferred rent and prepaid rent against the initial asset. The adoption did not impact our results of operations or cash flows. See additional lease disclosures in Note 5.
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
Our contingent consideration, which resulted from the earn-outs associated with our acquisitions of Bantam and Angelic Bakehouse, Inc. (“Angelic”), is measured at fair value on a recurring basis and is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes our contingent consideration:

	Fair Value Measurements at September 30, 2019
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$8,963	$8,963
Contingent consideration - Angelic	—	—	—	—
Total contingent consideration	$—	$—	$8,963	$8,963

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$8,900	$8,900
Contingent consideration - Angelic	—	—	—	—
Total contingent consideration	$—	$—	$8,900	$8,900

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
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

Three Months Ended September 30, 2019
Contingent consideration at beginning of period	$8,900
Initial fair value - additions	—
Change in contingent consideration included in operating income	63
Contingent consideration at end of period	$8,963

Angelic Contingent Consideration
This contingent consideration resulted from the earn-out associated with our November 17, 2016 acquisition of Angelic. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic for fiscal 2021. The initial fair value of the contingent consideration was determined to be $13.9 million. The fair value is measured on a recurring basis using a present value approach, which incorporates factors such as revenue growth and forecasted adjusted EBITDA, to estimate an expected value. We record the present value of this amount by applying a discount rate. As this fair value measurement is based on significant inputs not observable in the market, it represents a Level 3 measurement within the fair value hierarchy. Our 2019 fair value measurements resulted in a $9.7 million reduction in the fair value of Angelic’s contingent consideration in the second quarter ended December 31, 2018 and a $7.4 million reduction in the fourth quarter ended June 30, 2019 based on changes in Angelic’s forecasted adjusted EBITDA for fiscal 2021. These adjustments were recorded in our Retail segment.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Angelic’s contingent consideration:

	Three Months Ended September 30,
	2019	2018
Contingent consideration at beginning of period	$—	$17,080
Change in contingent consideration included in operating income	—	—
Contingent consideration at end of period	$—	$17,080

Note 4 – Long-Term Debt
At September 30, 2019 and June 30, 2019, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 8, 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
At September 30, 2019 and June 30, 2019, we had no borrowings outstanding under the Facility. At September 30, 2019 and June 30, 2019, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three months ended September 30, 2019 and 2018.
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
Note 5 – Leases
General Lease Description
We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. Our operating leases include leases for real estate for some of our office and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these operating leases range from 1 year to 9 years.
We have finance leases with initial noncancelable lease terms in excess of one year covering the rental of various equipment. These leases are generally for manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these finance leases are 4 years.
Significant Assumptions and Judgments
Contract Contains a Lease
In evaluating our contracts to determine whether a contract is or contains a lease, we considered the following:

•	Whether explicitly or implicitly identified assets have been deployed in the contract; and

•	Whether we obtain substantially all of the economic benefits from the use of that underlying asset, and we can direct how and for what purpose the asset is used during the term of the contract.
Allocation of Consideration
In determining how to allocate consideration between lease and non-lease components in a contract that was deemed to contain a lease, we used judgment and consistent application of assumptions to reasonably allocate the consideration.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Options to Extend or Terminate Leases
We have leases which contain options to extend or terminate the leases. On a lease-by-lease basis, we have determined if the extension should be considered reasonably certain to be exercised and thus a right-of-use asset and a lease liability should be recorded.
Discount Rate
The discount rate for leases, if not explicitly stated in the lease, is the incremental borrowing rate, which is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
We used a discount rate to calculate the present value of the lease liability at the date of adoption. In the development of the discount rate, we considered our internal borrowing rate, treasury security rates, collateral and credit risk specific to us, and our lease portfolio characteristics.
As of September 30, 2019, the weighted-average discount rate of our operating and finance leases was 3.1% and 4.2%, respectively.
Practical Expedients and Accounting Policy Elections
We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.
Amounts Recognized in the Financial Statements
The components of lease expense were as follows:

Three Months Ended September 30, 2019
Operating lease cost in Cost of Sales and Selling, General and Administrative Expenses	$2,136
Finance lease cost:
Amortization of assets in Cost of Sales	$84
Interest on lease liabilities in Other, Net	20
Total finance lease cost	$104
Short-term lease cost in Cost of Sales and Selling, General and Administrative Expenses	672
Total net lease cost	$2,912

Supplemental balance sheet information related to leases is as follows:

September 30, 2019
Operating Leases
Operating Lease Right-Of-Use Assets	$24,584

Current operating lease liabilities in Accrued Liabilities	$6,788
Noncurrent Operating Lease Liabilities	19,638
Total operating lease liabilities	$26,426

Finance Leases
Finance lease right-of-use assets in Property, Plant and Equipment-Net	$1,966

Current finance lease liabilities in Accrued Liabilities	$437
Noncurrent finance lease liabilities in Other Noncurrent Liabilities	1,408
Total finance lease liabilities	$1,845

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Supplemental cash flow information related to leases is as follows:

Three Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,214
Operating cash flows from finance leases	$20
Financing cash flows from finance leases	$106

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$1,050
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$5,765

As of September 30, 2019, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Nine months ending June 30, 2020	$5,825	$379
2021	5,884	505
2022	5,070	505
2023	3,874	493
2024	3,423	121
Thereafter	4,570	—
Total minimum payments	$28,646	$2,003
Less amount representing interest	(2,220)	(158)
Present value of lease obligations	$26,426	$1,845

As of September 30, 2019, the weighted-average remaining term of our operating and finance leases was 5.2 years and 4.0 years, respectively.
We have additional operating lease commitments that have not yet commenced of approximately $1.6 million for various equipment that has not yet been delivered. Delivery is expected in 2020. These leases have terms of 5 years.
As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard (Topic 840), as of June 30, 2019, future minimum lease payments under noncancelable leases with initial lease terms in excess of one year were as follows:

	Operating Leases	Capital Leases
2020	$8,261	$505
2021	7,136	505
2022	6,345	505
2023	4,992	493
2024	4,619	121
Thereafter	6,901	—
Total minimum payments	$38,254	$2,129
Less amount representing interest		(178)
Present value of capital lease obligations		$1,951

Note 6 – Contingencies
At September 30, 2019, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
Our acquisitions of Angelic and Bantam included provisions for contingent consideration for the earn-outs associated with these transactions. See further discussion in Note 3.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 7 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at September 30, 2019 and June 30, 2019.

The following table summarizes our identifiable other intangible assets:

	September 30, 2019	June 30, 2019
Tradenames (20 to 30-year life)
Gross carrying value	$63,121	$63,121
Accumulated amortization	(7,982)	(7,335)
Net carrying value	$55,139	$55,786
Customer Relationships (10 to 15-year life)
Gross carrying value	$17,507	$17,507
Accumulated amortization	(10,004)	(9,641)
Net carrying value	$7,503	$7,866
Technology / Know-how (10-year life)
Gross carrying value	$8,950	$8,950
Accumulated amortization	(2,725)	(2,501)
Net carrying value	$6,225	$6,449
Non-compete Agreements (5-year life)
Gross carrying value	$791	$791
Accumulated amortization	(655)	(615)
Net carrying value	$136	$176
Total net carrying value	$69,003	$70,277

Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended September 30,
	2019	2018
Amortization expense	$1,274	$965

Total annual amortization expense for each of the next five years is estimated to be as follows:

2021	$4,976
2022	$4,902
2023	$4,343
2024	$4,343
2025	$4,083

Note 8 – Income Taxes
Accrued federal income taxes of $4.4 million and accrued state and local income taxes of $1.4 million were included in Accrued Liabilities at September 30, 2019. Prepaid federal income taxes of $5.2 million and prepaid state and local income taxes of $0.1 million were included in Other Current Assets at June 30, 2019.
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
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at September 30, 2019 is generally consistent with that of June 30, 2019.
We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended September 30,
	2019	2018
Net Sales
Retail	$166,077	$162,748
Foodservice	170,977	153,906
Total	$337,054	$316,654
Operating Income
Retail	$35,435	$33,948
Foodservice	23,789	18,861
Restructuring and Impairment Charges	(886)	—
Corporate Expenses	(6,634)	(3,689)
Total	$51,704	$49,120

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended September 30,
	2019	2018
Retail
Frozen breads	$60,297	$57,508
Refrigerated dressings, dips and other	62,637	61,869
Shelf-stable dressings and croutons	43,143	43,371
Total Retail net sales	$166,077	$162,748
Foodservice
Dressings and sauces	$119,763	$115,912
Frozen breads and other	43,364	37,994
Other roll products	7,850	—
Total Foodservice net sales	$170,977	$153,906
Total net sales	$337,054	$316,654

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended September 30,
	2019	2018
Foodservice
National accounts	$123,758	$115,575
Branded and other	39,369	38,331
Other roll products	7,850	—
Total Foodservice net sales	$170,977	$153,906

Note 10 – Stock-Based Compensation
There have been no changes to our stock-based compensation plans from those disclosed in our 2019 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.7 million for the three months ended September 30, 2019 and 2018. At September 30, 2019, there was $4.5 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $0.7 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively. At September 30, 2019, there was $3.3 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2020 refers to fiscal 2020, which is the period from July 1, 2019 to June 30, 2020.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto, all included elsewhere in this report, and our 2019 Annual Report on Form 10-K. The forward-looking statements in this section and other parts of this report involve risks, uncertainties and other factors, including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements due to these factors. For more information, see the section below entitled “Forward-Looking Statements.”
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
With respect to long-term growth, we continually evaluate the future opportunities and needs for our business specific to our plant infrastructure, IT platforms and other initiatives to support and strengthen our operations. Recent examples of resulting investments include a significant capacity expansion project for our Sister Schubert’s frozen dinner roll facility in Horse Cave, Kentucky that we expect to complete near the end of the second quarter; a new R&D center that was completed near the end of 2019; and the establishment of a Transformation Program Office in 2019 that will serve to coordinate our various capital and integration efforts, including our enterprise resource planning system (“ERP”) that is now underway.
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

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended September 30,
	2019	2018	Change
Net Sales	$337,054	$316,654	$20,400	6%
Cost of Sales	244,946	235,455	9,491	4%
Gross Profit	92,108	81,199	10,909	13%
Gross Margin	27.3%	25.6%
Selling, General and Administrative Expenses	39,455	32,079	7,376	23%
Change in Contingent Consideration	63	—	63	N/M
Restructuring and Impairment Charges	886	—	886	N/M
Operating Income	51,704	49,120	2,584	5%
Operating Margin	15.3%	15.5%
Other, Net	1,427	1,314	113	9%
Income Before Income Taxes	53,131	50,434	2,697	5%
Taxes Based on Income	12,386	11,406	980	9%
Effective Tax Rate	23.3%	22.6%
Net Income	$40,745	$39,028	$1,717	4%
Diluted Net Income Per Common Share	$1.48	$1.42	$0.06	4%
Net Sales
Consolidated net sales for the three months ended September 30, 2019 increased 6% to a first quarter record $337.1 million versus $316.7 million last year. This growth was driven by increases in both Retail and Foodservice net sales. Excluding net sales attributed to the acquisitions of Bantam and Omni, consolidated net sales increased 3% for the quarter.
Gross Profit
Consolidated gross profit for the three months ended September 30, 2019 increased $10.9 million or 13% to $92.1 million compared to the prior-year period. The increase was driven by the higher sales volumes, continued cost savings from our lean six sigma program and favorable commodity costs.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 23% for the three months ended September 30, 2019. The increase in these costs was driven by spending on our ERP initiative, increased investments in consumer promotions and higher personnel costs in addition to incremental expenses attributed to Bantam. ERP expenses are included within Corporate Expenses.

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018	Change
SG&A Expenses - Excluding ERP	$36,733	$32,079	$4,654	15%
ERP Expenses	2,722	—	2,722	N/M
Total SG&A Expenses	$39,455	$32,079	$7,376	23%
Change in Contingent Consideration
The change in contingent consideration resulted in expense of $0.1 million for the three months ended September 30, 2019. See further discussion in Note 3 to the condensed consolidated financial statements.

Restructuring and Impairment Charges
In the fourth quarter of 2019, we committed to a plan to close our frozen bread manufacturing plant located in Saraland, Alabama. This decision was intended to provide greater production efficiency by consolidating most of this facility’s operations into other existing plants, outsourcing certain requirements and discontinuing less profitable frozen bread products. Production at the plant ceased in July 2019. The operations of this plant have not been classified as discontinued operations as the closure does not represent a strategic shift that would have a major effect on our operations or financial results.
We recorded restructuring and impairment charges of $0.9 million for the three months ended September 30, 2019, which primarily consisted of plant clean-up expenses and contract termination costs. These charges were not allocated to our two reportable segments due to their unusual nature. We do not anticipate any significant additional charges attributed to this plant closure.
Operating Income
Operating income increased 5% for the three months ended September 30, 2019 driven by gross profit growth, as partially offset by the increase in SG&A expenses and restructuring and impairment charges. See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on Income
Our effective tax rate was 23.3% and 22.6% for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Three Months Ended September 30,
	2019	2018
Statutory rate	21.0%	21.0%
State and local income taxes	3.0	2.5
Net windfall tax benefits - stock-based compensation	(0.1)	(0.8)
Other	(0.6)	(0.1)
Effective rate	23.3%	22.6%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the three months ended September 30, 2019 and 2018, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.1% and 0.8%, respectively.
Earnings Per Share
As influenced by the factors noted above, diluted net income per share for the first quarter of 2020 totaled $1.48, as compared to $1.42 per diluted share in the prior year. Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended September 30.
In 2020, spend for the ERP reduced diluted earnings per share by $0.08 and the restructuring and impairment charge had an unfavorable impact of $0.02 per diluted share.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018	Change
Net Sales	$166,077	$162,748	$3,329	2%
Operating Income	$35,435	$33,948	$1,487	4%
Operating Margin	21.3%	20.9%

For the three months ended September 30, 2019, Retail segment net sales increased 2%. Excluding the incremental sales from Bantam, Retail segment net sales improved 1.5% as influenced by higher sales of Marzetti® produce dressings, veggie dips and caramel dips, increased sales of frozen garlic bread and continued volume gains for shelf-stable dressings and sauces sold under license agreements. These gains were partially offset by declines in flatbread wraps and frozen dinner rolls and our decision to selectively exit some low-margin private-label business.
For the three months ended September 30, 2019, Retail segment operating income increased 4% as influenced by the higher sales volumes, reduced manufacturing costs and lower transportation costs resulting from our lean six sigma program and improved net price realization. Partial offsets to operating income growth included the impact of the 2019 acquisitions and increased trade and promotional spending.
Foodservice Segment

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018	Change
Net Sales	$170,977	$153,906	$17,071	11%
Operating Income	$23,789	$18,861	$4,928	26%
Operating Margin	13.9%	12.3%
For the three months ended September 30, 2019, Foodservice segment net sales grew 11%. Excluding incremental contributions of $3.2 million from Bantam and $7.9 million from Omni, Foodservice sales grew 4% with national chain restaurant accounts, branded products and frozen pasta products all contributing to growth. Note that all of the Omni sales are attributed to a temporary supply agreement that is expected to end no later than November 2020.
The increase in Foodservice operating income and related margins for the three months ended September 30, 2019 was driven by the higher sales volumes and the benefit from continued cost savings in manufacturing and procurement attributed to our lean six sigma program, as partially offset by the impact of the 2019 acquisitions.
Corporate Expenses
The 2020 corporate expenses totaled $6.6 million as compared to $3.7 million in 2019. The increase was driven by ERP expenses.
LOOKING FORWARD
Looking forward, our fiscal second quarter is typically our strongest sales quarter due to the impact of the holiday season. We expect Retail segment sales will benefit from continued growth from shelf-stable dressings and sauces sold under license agreements, sales contributions from new product introductions and net price realization. In the Foodservice segment, we anticipate continued volume growth from select national chain restaurant accounts and sales of our branded products along with the added sales from the Omni acquisition which we will anniversary in mid-November. Bantam sales will anniversary the mid-October acquisition date, but we do anticipate continued sales growth for Bantam in both the Retail and Foodservice segments throughout the second quarter as we continue to gain retail distribution and our foodservice sales trends with Starbucks® remain positive. We expect production costs at the Omni facility to remain above our target level during the second quarter as we continue to invest in facility upgrades and operational improvements. The Bantam acquisition is also expected to be dilutive to our second quarter earnings. SG&A expenses will continue to reflect incremental investments in our strategic initiatives, including ERP. Based on current market conditions, we anticipate commodity costs to be similar to last year’s level in the second quarter but turn moderately unfavorable in the back half of the fiscal year.
FINANCIAL CONDITION
For the three months ended September 30, 2019, net cash provided by operating activities totaled $40.1 million, as compared to $40.9 million in the prior-year period. This slight decrease was due to the year-over-year change in net working capital, largely offset by higher net income and depreciation and amortization.
Cash used in investing activities for the three months ended September 30, 2019 was $43.3 million, as compared to $9.8 million in the prior year. This increase primarily reflects a higher level of capital expenditures paid. The year-over-year increase in our capital expenditures includes spending on a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky that we expect to complete near the end of the second quarter and the purchase of a manufacturing facility that was previously leased.
Cash used in financing activities for the three months ended September 30, 2019 of $19.6 million increased from the prior-year total of $18.9 million. This increase was primarily due to the higher dividend payments, as partially offset by lower tax withholdings related to stock-based compensation.

Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at September 30, 2019. At September 30, 2019, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2019, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At September 30, 2019, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our cash requirements through 2020, including the projected levels of capital expenditures and our historic trend of increasing annual dividend payments. Based on our current plans and expectations, we continue to expect our capital expenditures for 2020 could total between $80 and $100 million. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations.
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of September 30, 2019. There have been no significant changes to the contractual obligations disclosed in our 2019 Annual Report on Form 10-K aside from expected changes in raw-material costs associated with changes in product demand or pricing.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those policies disclosed in our 2019 Annual Report on Form 10-K. We adopted the new lease accounting guidance on July 1, 2019. See expanded disclosure of lease accounting policies in Note 5 to the condensed consolidated financial statements.
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

Items which could impact these forward-looking statements include, but are not limited to:

•	the ability to successfully grow recently acquired businesses;

•	the extent to which recent and future business acquisitions are completed and acceptably integrated;

•	difficulties in designing and implementing our new enterprise resource planning system;

•	cyber-security incidents, information technology disruptions, and data breaches;

•	price and product competition;

•	the reaction of customers or consumers to price increases we may implement;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	fluctuations in the cost and availability of ingredients and packaging;

•	the impact of customer store brands on our branded retail volumes;

•	dependence on contract manufacturers, distributors and freight transporters;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	the success and cost of new product development efforts;

•	dependence on key personnel and changes in key personnel;

•	the effect of consolidation of customers within key market channels;

•	the lack of market acceptance of new products;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	the potential for loss of larger programs or key customer relationships;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	maintenance of competitive position with respect to other manufacturers;

•	changes in estimates in critical accounting judgments;

•	the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;

•	the outcome of any litigation or arbitration;

•	efficiencies in plant operations;

•	stability of labor relations;

•	adequate supply of skilled labor;

•	the impact, if any, of certain contingent liabilities associated with our withdrawal from a multiemployer pension plan;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2019 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2019 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2019 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,344,144 common shares remained authorized for future repurchases at September 30, 2019. This share repurchase authorization does not have a stated expiration date. In the first quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1-31, 2019 (1)	40	$148.22	40	1,354,383
August 1-31, 2019 (1)	239	$145.90	239	1,354,144
September 1-30, 2019	10,000	$142.39	10,000	1,344,144
Total	10,279	$142.49	10,279	1,344,144

(1)
Includes 40 shares in July 2019 and 239 shares in August 2019 that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.

Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	November 4, 2019	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	November 4, 2019	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2019
INDEX TO EXHIBITS

Exhibit Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included within Exhibit 101 attachments)	Filed herewith