Form 10-Q
period 2019-12-31
LANCASTER COLONY CORP
filed 2020-02-04
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
As of January 17, 2020, there were approximately 27,513,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	December 31, 2019	June 30, 2019
ASSETS
Current Assets:
Cash and equivalents	$202,226	$196,288
Receivables	77,061	75,691
Inventories:
Raw materials	39,199	30,647
Finished goods	51,284	55,425
Total inventories	90,483	86,072
Other current assets	10,503	10,518
Total current assets	380,273	368,569
Property, Plant and Equipment:
Land, buildings and improvements	187,813	163,094
Machinery and equipment	370,011	340,232
Total cost	557,824	503,326
Less accumulated depreciation	266,853	256,282
Property, plant and equipment-net	290,971	247,044
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	67,729	70,277
Operating lease right-of-use assets	24,617	—
Other noncurrent assets	11,742	11,138
Total	$983,703	$905,399
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$86,151	$76,670
Accrued liabilities	47,135	43,036
Total current liabilities	133,286	119,706
Noncurrent Operating Lease Liabilities	19,704	—
Other Noncurrent Liabilities	32,308	35,938
Deferred Income Taxes	25,647	22,882
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-December-27,510,912 shares; June-27,491,497 shares	123,007	122,844
Retained earnings	1,406,837	1,359,782
Accumulated other comprehensive loss	(10,169)	(10,308)
Common stock in treasury, at cost	(746,917)	(745,445)
Total shareholders’ equity	772,758	726,873
Total	$983,703	$905,399
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands, except per share data)	2019	2018	2019	2018
Net Sales	$355,117	$349,581	$692,171	$666,235
Cost of Sales	255,228	258,189	500,174	493,644
Gross Profit	99,889	91,392	191,997	172,591
Selling, General and Administrative Expenses	45,747	39,842	85,202	71,921
Change in Contingent Consideration	64	(9,605)	127	(9,605)
Restructuring and Impairment Charges	—	—	886	—
Operating Income	54,078	61,155	105,782	110,275
Other, Net	877	1,039	2,304	2,353
Income Before Income Taxes	54,955	62,194	108,086	112,628
Taxes Based on Income	11,531	14,287	23,917	25,693
Net Income	$43,424	$47,907	$84,169	$86,935
Net Income Per Common Share:
Basic	$1.58	$1.74	$3.06	$3.16
Diluted	$1.58	$1.73	$3.06	$3.15

Weighted Average Common Shares Outstanding:
Basic	27,443	27,435	27,443	27,429
Diluted	27,489	27,566	27,503	27,540
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands)	2019	2018	2019	2018
Net Income	$43,424	$47,907	$84,169	$86,935
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	137	102	273	205
Amortization of prior service credit, before tax	(46)	(45)	(91)	(91)
Total Other Comprehensive Income, Before Tax	91	57	182	114
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(33)	(24)	(64)	(48)
Amortization of prior service credit, tax	11	10	21	21
Total Tax Expense	(22)	(14)	(43)	(27)
Other Comprehensive Income, Net of Tax	69	43	139	87
Comprehensive Income	$43,493	$47,950	$84,308	$87,022
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
(Amounts in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$84,169	$86,935
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	17,911	14,458
Change in contingent consideration	127	(9,605)
Deferred income taxes and other changes	2,834	2,885
Stock-based compensation expense	2,859	3,362
Restructuring and impairment charges	(268)	—
Pension plan activity	(336)	(455)
Changes in operating assets and liabilities:
Receivables	(1,371)	2,985
Inventories	(4,411)	27
Other current assets	(1,970)	2,291
Accounts payable and accrued liabilities	5,835	10,332
Net cash provided by operating activities	105,379	113,215
Cash Flows From Investing Activities:
Payments for property additions	(57,700)	(27,938)
Cash paid for acquisitions, net of cash acquired	—	(58,191)
Other-net	(222)	(324)
Net cash used in investing activities	(57,922)	(86,453)
Cash Flows From Financing Activities:
Payment of dividends	(37,114)	(34,370)
Purchase of treasury stock	(1,472)	(1,759)
Tax withholdings for stock-based compensation	(2,696)	(1,766)
Other-net	(237)	(88)
Net cash used in financing activities	(41,519)	(37,983)
Net change in cash and equivalents	5,938	(11,221)
Cash and equivalents at beginning of year	196,288	205,752
Cash and equivalents at end of period	$202,226	$194,531
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$18,783	$19,987
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended December 31, 2019
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2019	27,491	$122,844	$1,359,782	$(10,308)	$(745,445)	$726,873
Net income			40,745			40,745
Net pension and postretirement benefit gains, net of $21 tax effect				70		70
Cash dividends - common stock ($0.65 per share)			(17,869)			(17,869)
Purchase of treasury stock	(10)				(1,465)	(1,465)
Stock-based plans	4	(125)				(125)
Stock-based compensation expense		1,436				1,436
Balance, September 30, 2019	27,485	$124,155	$1,382,658	$(10,238)	$(746,910)	$749,665
Net income			43,424			43,424
Net pension and postretirement benefit gains, net of $22 tax effect				69		69
Cash dividends - common stock ($0.70 per share)			(19,245)			(19,245)
Purchase of treasury stock	—				(7)	(7)
Stock-based plans	26	(2,571)				(2,571)
Stock-based compensation expense		1,423				1,423
Balance, December 31, 2019	27,511	$123,007	$1,406,837	$(10,169)	$(746,917)	$772,758
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(UNAUDITED)

	Six Months Ended December 31, 2018
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2018	27,488	$119,232	$1,279,343	$(8,259)	$(738,034)	$652,282
Net income			39,028			39,028
Net pension and postretirement benefit gains, net of $13 tax effect				44		44
Cash dividends - common stock ($0.60 per share)			(16,495)			(16,495)
Purchase of treasury stock	(10)				(1,593)	(1,593)
Stock-based plans	12	(778)				(778)
Stock-based compensation expense		1,531				1,531
Balance, September 30, 2018	27,490	$119,985	$1,301,876	$(8,215)	$(739,627)	$674,019
Net income			47,907			47,907
Net pension and postretirement benefit gains, net of $14 tax effect				43		43
Cash dividends - common stock ($0.65 per share)			(17,875)			(17,875)
Purchase of treasury stock	(1)				(166)	(166)
Stock-based plans	16	(988)				(988)
Stock-based compensation expense		1,831				1,831
Balance, December 31, 2018	27,505	$120,828	$1,331,908	$(8,172)	$(739,793)	$704,771
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

	December 31,
	2019	2018
Construction in progress in Accounts Payable	$8,810	$2,376

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income	$43,424	$47,907	$84,169	$86,935
Net income available to participating securities	(68)	(96)	(133)	(176)
Net income available to common shareholders	$43,356	$47,811	$84,036	$86,759

Weighted average common shares outstanding – basic	27,443	27,435	27,443	27,429
Incremental share effect from:
Nonparticipating restricted stock	2	2	2	4
Stock-settled stock appreciation rights	44	129	58	107
Weighted average common shares outstanding – diluted	27,489	27,566	27,503	27,540

Net income per common share – basic	$1.58	$1.74	$3.06	$3.16
Net income per common share – diluted	$1.58	$1.73	$3.06	$3.15

Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Accumulated other comprehensive loss at beginning of period	$(10,238)	$(8,215)	$(10,308)	$(8,259)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	143	112	286	224
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(6)	(10)	(13)	(19)
Amortization of prior service credit	(46)	(45)	(91)	(91)
Total other comprehensive income, before tax	91	57	182	114
Total tax expense	(22)	(14)	(43)	(27)
Other comprehensive income, net of tax	69	43	139	87
Accumulated other comprehensive loss at end of period	$(10,169)	$(8,172)	$(10,169)	$(8,172)

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

Bantam Bagels, LLC
On October 19, 2018, we acquired all the assets of Bantam Bagels, LLC (“Bantam”). Bantam, a producer and marketer of frozen mini stuffed bagels and other frozen bread products sold to both the retail and foodservice channels, is based in New York, New York. The base purchase price of $33.1 million, which includes the post-closing working capital adjustment, was funded with cash on hand. This purchase price excludes contingent consideration relating to an additional earn-out payment which is tied to performance-based conditions. In general, the terms of the acquisition specify that the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Bantam for the twelve months ending December 31, 2023. We are unable to provide a range for the amount of this earn-out because it is based on the future adjusted EBITDA of Bantam, and the earn-out does not contain a minimum or maximum value. See further discussion of the earn-out in Note 3. Bantam’s results of operations are allocated between our Retail and Foodservice segments in a manner consistent with our current segment allocations. These results have been included in our condensed consolidated financial statements from the date of acquisition.
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
Our contingent consideration, which resulted from the earn-outs associated with our acquisitions of Bantam and Angelic Bakehouse, Inc. (“Angelic”), is measured at fair value on a recurring basis and is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes our contingent consideration:

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$9,027	$9,027
Contingent consideration - Angelic	—	—	—	—
Total contingent consideration	$—	$—	$9,027	$9,027

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$8,900	$8,900
Contingent consideration - Angelic	—	—	—	—
Total contingent consideration	$—	$—	$8,900	$8,900

Bantam Contingent Consideration
This contingent consideration resulted from the earn-out associated with our October 19, 2018 acquisition of Bantam. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Bantam for the twelve months ending December 31, 2023. The initial fair value of the contingent consideration was determined to be $8.0 million, which included a refinement to the purchase price allocation in the prior-year third quarter related to a change in assumptions. The fair value is measured on a recurring basis using a Monte Carlo simulation that randomly changes revenue growth, forecasted adjusted EBITDA and other uncertain variables to estimate an expected value. We record the present value of this amount by applying a discount rate. As this fair value measurement is based on significant inputs not observable in the market, it represents a Level 3 measurement within the fair value hierarchy.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Contingent consideration at beginning of period	$8,963	$—	$8,900	$—
Initial fair value - additions	—	8,900	—	8,900
Change in contingent consideration included in operating income	64	95	127	95
Contingent consideration at end of period	$9,027	$8,995	$9,027	$8,995

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Angelic’s contingent consideration:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Contingent consideration at beginning of period	$—	$17,080	$—	$17,080
Change in contingent consideration included in operating income	—	(9,700)	—	(9,700)
Contingent consideration at end of period	$—	$7,380	$—	$7,380

Note 4 – Long-Term Debt
At December 31, 2019 and June 30, 2019, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions. The Facility expires on April 8, 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
At December 31, 2019 and June 30, 2019, we had no borrowings outstanding under the Facility. At December 31, 2019 and June 30, 2019, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. We paid no interest for the three and six months ended December 31, 2019 and 2018.
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
We have finance leases with initial noncancelable lease terms in excess of one year covering the rental of various equipment. These leases are generally for manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these finance leases range from 3 years to 4 years.
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
As of December 31, 2019, the weighted-average discount rate of our operating and finance leases was 3.1% and 4.1%, respectively.
Practical Expedients and Accounting Policy Elections
We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.
Amounts Recognized in the Financial Statements
The components of lease expense were as follows:

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Operating lease cost in Cost of Sales and Selling, General and Administrative Expenses	$2,005	$4,141
Finance lease cost:
Amortization of assets in Cost of Sales	$84	$168
Interest on lease liabilities in Other, Net	19	39
Total finance lease cost	$103	$207
Short-term lease cost in Cost of Sales and Selling, General and Administrative Expenses	752	1,424
Total net lease cost	$2,860	$5,772

Supplemental balance sheet information related to leases is as follows:

December 31, 2019
Operating Leases
Operating Lease Right-Of-Use Assets	$24,617

Current operating lease liabilities in Accrued Liabilities	$6,693
Noncurrent Operating Lease Liabilities	19,704
Total operating lease liabilities	$26,397

Finance Leases
Finance lease right-of-use assets in Property, Plant and Equipment-Net	$1,882

Current finance lease liabilities in Accrued Liabilities	$441
Noncurrent finance lease liabilities in Other Noncurrent Liabilities	1,297
Total finance lease liabilities	$1,738

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Supplemental cash flow information related to leases is as follows:

Six Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,282
Operating cash flows from finance leases	$39
Financing cash flows from finance leases	$213

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$2,882
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$5,765

As of December 31, 2019, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Six months ending June 30, 2020	$4,079	$253
2021	6,308	505
2022	5,451	505
2023	4,247	493
2024	3,761	121
Thereafter	4,694	—
Total minimum payments	$28,540	$1,877
Less amount representing interest	(2,143)	(139)
Present value of lease obligations	$26,397	$1,738

As of December 31, 2019, the weighted-average remaining term of our operating and finance leases was 5.1 years and 3.7 years, respectively.
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

Note 6 – Contingencies
At December 31, 2019, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
Our acquisitions of Angelic and Bantam included provisions for contingent consideration for the earn-outs associated with these transactions. See further discussion in Note 3.
Note 7 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at December 31, 2019 and June 30, 2019.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets:

	December 31, 2019	June 30, 2019
Tradenames (20 to 30-year life)
Gross carrying value	$63,121	$63,121
Accumulated amortization	(8,630)	(7,335)
Net carrying value	$54,491	$55,786
Customer Relationships (10 to 15-year life)
Gross carrying value	$17,507	$17,507
Accumulated amortization	(10,367)	(9,641)
Net carrying value	$7,140	$7,866
Technology / Know-how (10-year life)
Gross carrying value	$8,950	$8,950
Accumulated amortization	(2,949)	(2,501)
Net carrying value	$6,001	$6,449
Non-compete Agreements (5-year life)
Gross carrying value	$791	$791
Accumulated amortization	(694)	(615)
Net carrying value	$97	$176
Total net carrying value	$67,729	$70,277

Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Amortization expense	$1,274	$1,087	$2,548	$2,052

Total annual amortization expense for each of the next five years is estimated to be as follows:

2021	$4,976
2022	$4,902
2023	$4,343
2024	$4,343
2025	$4,083

Note 8 – Income Taxes
Prepaid federal income taxes of $1.7 million and $5.2 million were included in Other Current Assets at December 31, 2019 and June 30, 2019, respectively. Prepaid state and local income taxes of $0.4 million and $0.1 million were included in Other Current Assets at December 31, 2019 and June 30, 2019, respectively.
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
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at December 31, 2019 is generally consistent with that of June 30, 2019.
We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net Sales
Retail	$186,210	$186,302	$352,287	$349,050
Foodservice	168,907	163,279	339,884	317,185
Total	$355,117	$349,581	$692,171	$666,235
Operating Income
Retail	$39,017	$44,785	$74,452	$78,733
Foodservice	23,416	19,405	47,205	38,266
Restructuring and Impairment Charges	—	—	(886)	—
Corporate Expenses	(8,355)	(3,035)	(14,989)	(6,724)
Total	$54,078	$61,155	$105,782	$110,275

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Retail
Frozen breads	$92,105	$89,902	$152,402	$147,410
Refrigerated dressings, dips and other	51,405	55,204	114,042	117,073
Shelf-stable dressings and croutons	42,700	41,196	85,843	84,567
Total Retail net sales	$186,210	$186,302	$352,287	$349,050
Foodservice
Dressings and sauces	$114,970	$115,925	$234,733	$231,837
Frozen breads and other	47,597	43,518	90,961	81,512
Other roll products	6,340	3,836	14,190	3,836
Total Foodservice net sales	$168,907	$163,279	$339,884	$317,185
Total net sales	$355,117	$349,581	$692,171	$666,235

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Foodservice
National accounts	$122,050	$120,652	$245,808	$236,227
Branded and other	40,517	38,791	79,886	77,122
Other roll products	6,340	3,836	14,190	3,836
Total Foodservice net sales	$168,907	$163,279	$339,884	$317,185

Note 10 – Stock-Based Compensation
There have been no changes to our stock-based compensation plans from those disclosed in our 2019 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.8 million and $0.9 million for the three months ended December 31, 2019 and 2018, respectively. Year-to-date SSSARs compensation expense was $1.5 million for the current-year period compared to $1.6 million for the prior-year period. At December 31, 2019, there was $3.7 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $0.7 million and $0.9 million for the three months ended December 31, 2019 and 2018, respectively. Year-to-date restricted stock compensation expense was $1.4 million for the current-year period compared to $1.7 million for the prior-year period. At December 31, 2019, there was $3.3 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
With respect to long-term growth, we continually evaluate the future opportunities and needs for our business specific to our plant infrastructure, IT platforms and other initiatives to support and strengthen our operations. Recent examples of resulting investments include a significant capacity expansion project for our Sister Schubert’s frozen dinner roll facility in Horse Cave, Kentucky that was completed in January 2020; a new R&D center that was completed near the end of 2019; and the establishment of a Transformation Program Office in 2019 that will serve to coordinate our various capital and integration efforts, including our enterprise resource planning system (“ERP”) that is now underway.
We also continue to review potential acquisitions that we believe will complement our existing product lines, enhance our profitability and/or offer good expansion opportunities in a manner that fits our overall strategic goals. Consistent with this acquisition strategy, on November 16, 2018, we acquired, using available cash on hand, substantially all of the assets of Omni Baking Company LLC (“Omni”), a long-time supplier of products to our frozen garlic bread operations. On October 19, 2018, we acquired, using available cash on hand, all the assets of Bantam Bagels, LLC (“Bantam”), a producer and marketer of frozen mini stuffed bagels and other frozen bread products sold to both the retail and foodservice channels. See further discussion of these acquisitions in Note 2 to the condensed consolidated financial statements.

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended December 31,				Six Months Ended December 31,
	2019	2018	Change		2019	2018	Change
Net Sales	$355,117	$349,581	$5,536	2%	$692,171	$666,235	$25,936	4%
Cost of Sales	255,228	258,189	(2,961)	(1)%	500,174	493,644	6,530	1%
Gross Profit	99,889	91,392	8,497	9%	191,997	172,591	19,406	11%
Gross Margin	28.1%	26.1%			27.7%	25.9%
Selling, General and Administrative Expenses	45,747	39,842	5,905	15%	85,202	71,921	13,281	18%
Change in Contingent Consideration	64	(9,605)	9,669	(101)%	127	(9,605)	9,732	(101)%
Restructuring and Impairment Charges	—	—	—	N/M	886	—	886	N/M
Operating Income	54,078	61,155	(7,077)	(12)%	105,782	110,275	(4,493)	(4)%
Operating Margin	15.2%	17.5%			15.3%	16.6%
Other, Net	877	1,039	(162)	(16)%	2,304	2,353	(49)	(2)%
Income Before Income Taxes	54,955	62,194	(7,239)	(12)%	108,086	112,628	(4,542)	(4)%
Taxes Based on Income	11,531	14,287	(2,756)	(19)%	23,917	25,693	(1,776)	(7)%
Effective Tax Rate	21.0%	23.0%			22.1%	22.8%
Net Income	$43,424	$47,907	$(4,483)	(9)%	$84,169	$86,935	$(2,766)	(3)%
Diluted Net Income Per Common Share	$1.58	$1.73	$(0.15)	(9)%	$3.06	$3.15	$(0.09)	(3)%
Net Sales
Consolidated net sales for the three months ended December 31, 2019 increased 2% to a second quarter record $355.1 million versus $349.6 million last year. This growth was driven by an increase in Foodservice net sales. Consolidated net sales for the six months ended December 31, 2019 increased 4% due to higher sales for both segments. See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended December 31, 2019 increased $8.5 million, or 9%, to $99.9 million compared to the prior-year period. The increase was driven by our cost savings programs, lower commodity costs, improved net price realization and a more favorable sales mix within the Foodservice segment.
Consolidated gross profit for the six months ended December 31, 2019 increased $19.4 million, or 11%, to $192.0 million compared to the prior-year period. The increase was driven by the higher sales volumes, our cost savings programs, lower commodity costs and improved net price realization.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 15% for the three months ended December 31, 2019 and increased 18% for the year-to-date period. These increases were primarily driven by ERP expenses. The year-to-date period was also impacted by increased investments in consumer promotions and incremental expenses attributed to Bantam. ERP expenses are included within Corporate Expenses.

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2019	2018	Change		2019	2018	Change
SG&A Expenses - Excluding ERP	$40,854	$39,842	$1,012	3%	$77,587	$71,921	$5,666	8%
ERP Expenses	4,893	—	4,893	N/M	7,615	—	7,615	N/M
Total SG&A Expenses	$45,747	$39,842	$5,905	15%	$85,202	$71,921	$13,281	18%

Change in Contingent Consideration
The change in contingent consideration resulted in expense of less than $0.1 million and $0.1 million for the three and six months ended December 31, 2019, respectively, compared to a net benefit of $9.6 million for the three and six months ended December 31, 2018. The prior-year amount reflected a $9.7 million benefit due to a reduction in the fair value of the contingent consideration liability for Angelic Bakehouse, Inc. (“Angelic”) as a result of our December 31, 2018 fair value measurement. See further discussion in Note 3 to the condensed consolidated financial statements.
Restructuring and Impairment Charges
In the fourth quarter of 2019, we committed to a plan to close our frozen bread manufacturing plant located in Saraland, Alabama. This decision was intended to provide greater production efficiency by consolidating most of this facility’s operations into other existing plants, outsourcing certain requirements and discontinuing less profitable frozen bread products. Production at the plant ceased in July 2019. The operations of this plant have not been classified as discontinued operations as the closure did not represent a strategic shift that would have a major effect on our operations or financial results.
We recorded restructuring and impairment charges of $0.9 million for the six months ended December 31, 2019, which primarily consisted of plant clean-up expenses and contract termination costs. These charges were not allocated to our two reportable segments due to their unusual nature. All of these charges were recorded in the three months ended September 30, 2019, and we do not expect any additional charges attributed to this plant closure.
Operating Income
Operating income decreased 12% and 4% for the three and six months ended December 31, 2019, respectively, as the benefit from the gross profit growth was more than offset by the prior-year benefit from the reduction in the fair value of Angelic’s contingent consideration as well as the increase in SG&A expenses primarily related to the ERP. The year-to-date period was also unfavorably impacted by the restructuring and impairment charges. See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on Income
Our effective tax rate was 22.1% and 22.8% for the six months ended December 31, 2019 and 2018, respectively. For the six months ended December 31, 2019 and 2018, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Six Months Ended December 31,
	2019	2018
Statutory rate	21.0%	21.0%
State and local income taxes	2.7	2.7
Net windfall tax benefits - stock-based compensation	(1.0)	(0.9)
Other	(0.6)	—
Effective rate	22.1%	22.8%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the six months ended December 31, 2019 and 2018, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 1.0% and 0.9%, respectively.
Earnings Per Share
As influenced by the factors noted above, diluted net income per share for the second quarter of 2020 totaled $1.58, as compared to $1.73 per diluted share in the prior year. Year-to-date net income per share was $3.06 per diluted share, as compared to $3.15 per diluted share for the prior-year period. Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended December 31.
In 2020, spend for the ERP reduced diluted earnings per share by $0.14 and $0.21 for the second quarter and year-to-date periods, respectively. The restructuring and impairment charge had an unfavorable impact of $0.02 per diluted share for the six months ended December 31, 2019. In 2019, the reduction in the fair value of Angelic’s contingent consideration liability increased diluted earnings per share by $0.27 for the second quarter and year-to-date periods.

RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2019	2018	Change		2019	2018	Change
Net Sales	$186,210	$186,302	$(92)	—%	$352,287	$349,050	$3,237	1%
Operating Income	$39,017	$44,785	$(5,768)	(13)%	$74,452	$78,733	$(4,281)	(5)%
Operating Margin	21.0%	24.0%			21.1%	22.6%
For the three months ended December 31, 2019, Retail segment net sales were essentially flat. Retail segment net sales benefited from favorable net price realization in addition to increased sales of frozen garlic bread and continued volume gains for shelf-stable dressings and sauces sold under license agreements. Notable offsets to Retail segment growth included reduced sales of our Marzetti® caramel dips and produce dressings that were impacted by the timing of shipments between the first and second quarter.
Year-to-date net sales for the Retail segment reached $352.3 million, a 1% increase from the prior-year total of $349.1 million driven by higher sales of frozen garlic bread and croutons and continued volume gains for shelf-stable dressings and sauces sold under license agreements. These gains were partially offset by declines in flatbread wraps and our decision to selectively exit some low-margin private-label business.
For the three months ended December 31, 2019, Retail segment operating income decreased 13% as the prior-year results were favorably impacted by the $9.7 million reduction in the fair value of Angelic’s contingent consideration liability. Retail segment operating income benefited from our cost savings programs, improved net price realization, as well as lower trade and consumer promotional spending.
For the six months ended December 31, 2019, Retail segment operating income decreased 5% as the prior-year results were favorably impacted by the $9.7 million reduction in the fair value of Angelic’s contingent consideration liability. Retail segment operating income benefited from our cost savings programs and improved net price realization, as partially offset by higher trade and consumer promotional spending.
Foodservice Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2019	2018	Change		2019	2018	Change
Net Sales	$168,907	$163,279	$5,628	3%	$339,884	$317,185	$22,699	7%
Operating Income	$23,416	$19,405	$4,011	21%	$47,205	$38,266	$8,939	23%
Operating Margin	13.9%	11.9%			13.9%	12.1%
For the three months ended December 31, 2019, Foodservice segment net sales grew 3%. Excluding all sales attributed to Omni, Foodservice segment net sales improved 2% driven by higher sales of our branded products and continued growth for Bantam. Omni sales totaled $6.3 million in the current year compared to $3.8 million in the prior year. Note that Omni sales are attributed to a temporary supply agreement that is expected to end by December 2020 with declining sales projected through the end of the agreement.
For the six months ended December 31, 2019, Foodservice segment net sales increased 7%. Excluding all sales attributed to Omni, Foodservice segment net sales improved 4% with sales from the Bantam acquisition, national chain restaurant accounts, branded products and frozen pasta products all contributing to growth. Omni sales totaled $14.2 million in the current year compared to $3.8 million in the prior year.
The increase in Foodservice segment operating income and related margins for the three and six months ended December 31, 2019 was driven by the higher sales volumes, a more favorable sales mix and the benefits from our cost savings programs.
Corporate Expenses
For the three months ended December 31, 2019 and 2018, corporate expenses totaled $8.4 million and $3.0 million, respectively. For the six months ended December 31, 2019 and 2018, corporate expenses totaled $15.0 million and $6.7 million, respectively. The increase for both periods was primarily driven by ERP expenses which totaled $4.9 million and $7.6 million for the three and six months ended December 31, 2019, respectively. For the three months ended December 31, 2019, we also capitalized an additional $0.9 million of ERP-related expenditures for application development stage activities.

LOOKING FORWARD
Looking forward to the back half of our fiscal year, we expect Retail segment sales will benefit from continued growth from shelf-stable dressings and sauces sold under license agreements, sales contributions from new product introductions and improved net price realization. In the Foodservice segment, we anticipate modest sales growth driven by select national chain restaurant accounts and sales of our branded products. We expect Foodservice sales to be unfavorably influenced by a second-sourcing initiative by one of our national chain restaurant accounts, slowing sales trends for the overall restaurant industry and sales declines attributed to the temporary supply agreement with Omni that is expected to end by December 2020. We foresee input costs to be increasingly inflationary through the second half of our fiscal year while SG&A expenses will continue to reflect incremental investments in our strategic initiatives, most notably the ERP. Our cost-savings and net price realization initiatives will help to offset these higher costs.
FINANCIAL CONDITION
For the six months ended December 31, 2019, net cash provided by operating activities totaled $105.4 million, as compared to $113.2 million in the prior-year period. This decrease was due to the year-over-year change in net working capital, as partially offset by the impact of the prior-year reduction in the fair value of Angelic’s contingent consideration.
Cash used in investing activities for the six months ended December 31, 2019 was $57.9 million, as compared to $86.5 million in the prior year. This decrease primarily reflects the impact of the prior-year second quarter acquisitions of Bantam and Omni as partially offset by a higher level of capital expenditures paid in the current year. The year-over-year increase in our capital expenditures includes spending on a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky that was completed in January 2020 and the purchase of a manufacturing facility that was previously leased.
Cash used in financing activities for the six months ended December 31, 2019 of $41.5 million increased from the prior-year total of $38.0 million. This increase was primarily due to higher dividend payments and larger tax withholdings related to stock-based compensation.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at December 31, 2019. At December 31, 2019, we had $5.1 million of standby letters of credit outstanding, which reduced the amount available for borrowing on the Facility. The Facility expires in April 2021, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Facility, at our option. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2019, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At December 31, 2019, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our cash requirements through 2020, including the projected levels of capital expenditures and dividend payments. Based on our current plans and expectations, we continue to expect our capital expenditures for 2020 could total between $80 and $100 million. This range of projected expenditures includes approximately $10 million for a significant expansion that is expected to begin soon at one of our dressing and sauce production facilities to support the continued growth of select national chain restaurant accounts. The total investment for this project is estimated to be $95 million, most of which will be spent in fiscal 2021. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations.
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of December 31, 2019. There have been no significant changes to the contractual obligations disclosed in our 2019 Annual Report on Form 10-K aside from expected changes in raw-material costs associated with changes in product demand or pricing.

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
Items which could impact these forward-looking statements include, but are not limited to:

•	the ability to successfully grow recently acquired businesses;

•	the extent to which recent and future business acquisitions are completed and acceptably integrated;

•	difficulties in designing and implementing our new enterprise resource planning system;

•	cyber-security incidents, information technology disruptions, and data breaches;

•	price and product competition;

•	the lack of market acceptance of new products;

•	the success and cost of new product development efforts;

•	the potential for loss of larger programs or key customer relationships;

•	fluctuations in the cost and availability of ingredients and packaging;

•	the impact of customer store brands on our branded retail volumes;

•	the reaction of customers or consumers to price increases we may implement;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	dependence on contract manufacturers, distributors and freight transporters;

•	stability of labor relations;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	dependence on key personnel and changes in key personnel;

•	the effect of consolidation of customers within key market channels;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	maintenance of competitive position with respect to other manufacturers;

•	changes in estimates in critical accounting judgments;

•	the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;

•	the outcome of any litigation or arbitration;

•	efficiencies in plant operations;

•	adequate supply of skilled labor;

•	the impact, if any, of certain contingent liabilities associated with our withdrawal from a multiemployer pension plan;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2019 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2019 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,344,099 common shares remained authorized for future repurchases at December 31, 2019. This share repurchase authorization does not have a stated expiration date. In the second quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1-31, 2019	—	$—	—	1,344,144
November 1-30, 2019 (1)	45	$158.67	45	1,344,099
December 1-31, 2019	—	$—	—	1,344,099
Total	45	$158.67	45	1,344,099

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

LANCASTER COLONY CORPORATION
(Registrant)
Date:	February 4, 2020	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	February 4, 2020	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2019
INDEX TO EXHIBITS

Exhibit Number	Description	Located at

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Inline XBRL (included within Exhibit 101 attachments)	Filed herewith