Form 10-Q
period 2020-03-31
LANCASTER COLONY CORP
filed 2020-05-05
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of April 17, 2020, there were approximately 27,516,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	March 31, 2020	June 30, 2019
ASSETS
Current Assets:
Cash and equivalents	$177,798	$196,288
Receivables	87,649	75,691
Inventories:
Raw materials	40,108	30,647
Finished goods	56,151	55,425
Total inventories	96,259	86,072
Other current assets	20,269	10,518
Total current assets	381,975	368,569
Property, Plant and Equipment:
Land, buildings and improvements	181,671	163,094
Machinery and equipment	389,200	340,232
Total cost	570,871	503,326
Less accumulated depreciation	274,436	256,282
Property, plant and equipment-net	296,435	247,044
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	66,460	70,277
Operating lease right-of-use assets	24,469	—
Other noncurrent assets	15,342	11,138
Total	$993,052	$905,399
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$90,818	$76,670
Accrued liabilities	46,328	43,036
Total current liabilities	137,146	119,706
Noncurrent Operating Lease Liabilities	19,292	—
Other Noncurrent Liabilities	31,306	35,938
Deferred Income Taxes	32,024	22,882
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-March-27,515,651 shares; June-27,491,497 shares	124,221	122,844
Retained earnings	1,409,994	1,359,782
Accumulated other comprehensive loss	(10,099)	(10,308)
Common stock in treasury, at cost	(750,832)	(745,445)
Total shareholders’ equity	773,284	726,873
Total	$993,052	$905,399
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands, except per share data)	2020	2019	2020	2019
Net Sales	$321,363	$317,882	$1,013,534	$984,117
Cost of Sales	244,401	242,485	744,575	736,129
Gross Profit	76,962	75,397	268,959	247,988
Selling, General and Administrative Expenses	46,907	37,981	132,109	109,902
Change in Contingent Consideration	65	88	192	(9,517)
Restructuring and Impairment Charges	—	—	886	—
Operating Income	29,990	37,328	135,772	147,603
Other, Net	727	1,329	3,031	3,682
Income Before Income Taxes	30,717	38,657	138,803	151,285
Taxes Based on Income	8,288	8,053	32,205	33,746
Net Income	$22,429	$30,604	$106,598	$117,539
Net Income Per Common Share:
Basic	$0.82	$1.11	$3.88	$4.28
Diluted	$0.81	$1.11	$3.87	$4.26

Weighted Average Common Shares Outstanding:
Basic	27,457	27,448	27,447	27,436
Diluted	27,501	27,549	27,502	27,543
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands)	2020	2019	2020	2019
Net Income	$22,429	$30,604	$106,598	$117,539
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	136	102	409	307
Amortization of prior service credit, before tax	(45)	(46)	(136)	(137)
Total Other Comprehensive Income, Before Tax	91	56	273	170
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(31)	(24)	(95)	(72)
Amortization of prior service credit, tax	10	11	31	32
Total Tax Expense	(21)	(13)	(64)	(40)
Other Comprehensive Income, Net of Tax	70	43	209	130
Comprehensive Income	$22,499	$30,647	$106,807	$117,669
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
(Amounts in thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$106,598	$117,539
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	27,672	22,677
Change in contingent consideration	192	(9,517)
Deferred income taxes and other changes	9,625	3,910
Stock-based compensation expense	4,337	4,542
Restructuring and impairment charges	(268)	—
Pension plan activity	(458)	(602)
Changes in operating assets and liabilities:
Receivables	(11,958)	(6,220)
Inventories	(10,187)	(766)
Other current assets	(15,590)	3,080
Accounts payable and accrued liabilities	9,175	8,780
Net cash provided by operating activities	119,138	143,423
Cash Flows From Investing Activities:
Payments for property additions	(72,006)	(43,966)
Cash paid for acquisitions, net of cash acquired	—	(57,540)
Other-net	(389)	(592)
Net cash used in investing activities	(72,395)	(102,098)
Cash Flows From Financing Activities:
Payment of dividends	(56,386)	(52,244)
Purchase of treasury stock	(5,387)	(5,032)
Tax withholdings for stock-based compensation	(2,960)	(2,209)
Other-net	(500)	(203)
Net cash used in financing activities	(65,233)	(59,688)
Net change in cash and equivalents	(18,490)	(18,363)
Cash and equivalents at beginning of year	196,288	205,752
Cash and equivalents at end of period	$177,798	$187,389
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$30,355	$25,373
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended March 31, 2020
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2019	27,491	$122,844	$1,359,782	$(10,308)	$(745,445)	$726,873
Net income			40,745			40,745
Net pension and postretirement benefit gains, net of $21 tax effect				70		70
Cash dividends - common stock ($0.65 per share)			(17,869)			(17,869)
Purchase of treasury stock	(10)				(1,465)	(1,465)
Stock-based plans	4	(125)				(125)
Stock-based compensation expense		1,436				1,436
Balance, September 30, 2019	27,485	$124,155	$1,382,658	$(10,238)	$(746,910)	$749,665
Net income			43,424			43,424
Net pension and postretirement benefit gains, net of $22 tax effect				69		69
Cash dividends - common stock ($0.70 per share)			(19,245)			(19,245)
Purchase of treasury stock	—				(7)	(7)
Stock-based plans	26	(2,571)				(2,571)
Stock-based compensation expense		1,423				1,423
Balance, December 31, 2019	27,511	$123,007	$1,406,837	$(10,169)	$(746,917)	$772,758
Net income			22,429			22,429
Net pension and postretirement benefit gains, net of $21 tax effect				70		70
Cash dividends - common stock ($0.70 per share)			(19,272)			(19,272)
Purchase of treasury stock	(28)				(3,915)	(3,915)
Stock-based plans	33	(264)				(264)
Stock-based compensation expense		1,478				1,478
Balance, March 31, 2020	27,516	$124,221	$1,409,994	$(10,099)	$(750,832)	$773,284
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
Deferred Software Costs
We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). For the nine months ended March 31, 2020, we capitalized $6.6 million of deferred software costs related to cloud computing arrangements, primarily for amounts related to our new enterprise resource planning system.
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

	March 31,
	2020	2019
Construction in progress in Accounts Payable	$8,532	$3,131

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net income	$22,429	$30,604	$106,598	$117,539
Net income available to participating securities	(48)	(52)	(216)	(212)
Net income available to common shareholders	$22,381	$30,552	$106,382	$117,327

Weighted average common shares outstanding – basic	27,457	27,448	27,447	27,436
Incremental share effect from:
Nonparticipating restricted stock	1	1	2	3
Stock-settled stock appreciation rights	43	100	53	104
Weighted average common shares outstanding – diluted	27,501	27,549	27,502	27,543

Net income per common share – basic	$0.82	$1.11	$3.88	$4.28
Net income per common share – diluted	$0.81	$1.11	$3.87	$4.26

Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Accumulated other comprehensive loss at beginning of period	$(10,169)	$(8,172)	$(10,308)	$(8,259)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	143	111	429	335
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(7)	(9)	(20)	(28)
Amortization of prior service credit	(45)	(46)	(136)	(137)
Total other comprehensive income, before tax	91	56	273	170
Total tax expense	(21)	(13)	(64)	(40)
Other comprehensive income, net of tax	70	43	209	130
Accumulated other comprehensive loss at end of period	$(10,099)	$(8,129)	$(10,099)	$(8,129)

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
Our contingent consideration, which resulted from the earn-outs associated with our acquisitions of Bantam and Angelic Bakehouse, Inc. (“Angelic”), is measured at fair value on a recurring basis and is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes our contingent consideration:

	Fair Value Measurements at March 31, 2020
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$9,092	$9,092
Contingent consideration - Angelic	—	—	—	—
Total contingent consideration	$—	$—	$9,092	$9,092

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$8,900	$8,900
Contingent consideration - Angelic	—	—	—	—
Total contingent consideration	$—	$—	$8,900	$8,900

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
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Contingent consideration at beginning of period	$9,027	$8,995	$8,900	$—
Initial fair value - (reductions)/additions	—	(900)	—	8,000
Change in contingent consideration included in operating income	65	88	192	183
Contingent consideration at end of period	$9,092	$8,183	$9,092	$8,183

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Angelic’s contingent consideration:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Contingent consideration at beginning of period	$—	$7,380	$—	$17,080
Change in contingent consideration included in operating income	—	—	—	(9,700)
Contingent consideration at end of period	$—	$7,380	$—	$7,380

Note 4 – Long-Term Debt
At June 30, 2019, we had an unsecured credit facility under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million subject to us obtaining consent of the issuing banks and certain other conditions.
On March 19, 2020, in the ordinary course of business, we entered into a new unsecured revolving credit facility (“New Credit Facility”), replacing the facility discussed above which was to expire in April 2021. The material terms and covenants of the New Credit Facility are substantially similar to our previous credit facility.
The New Credit Facility provides that we may borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The New Credit Facility expires on March 19, 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the New Credit Facility. In the event that LIBOR becomes unavailable or is no longer deemed an appropriate reference rate, the New Credit Facility allows for the use of a benchmark replacement rate. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the New Credit Facility, they will be classified as long-term debt.
At March 31, 2020 and June 30, 2019, we had no borrowings outstanding under these facilities. At March 31, 2020 and June 30, 2019, we had $2.8 million and $5.1 million, respectively, of standby letters of credit outstanding, which reduced the amount available for borrowing under these facilities. We paid no interest for the three and nine months ended March 31, 2020 and 2019.
The New Credit Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions. There are two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a consolidated leverage ratio not greater than 3.5 to 1, subject to certain exceptions. The interest coverage ratio is calculated by dividing Consolidated EBIT by Consolidated Interest Expense, and the leverage ratio is calculated by dividing Consolidated Net Debt by Consolidated EBITDA. All financial terms used in the covenant calculations are defined more specifically in the New Credit Facility.
Note 5 – Leases
General Lease Description
We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. Our operating leases include leases for real estate for some of our office and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these operating leases range from 1 year to 8 years.
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
As of March 31, 2020, the weighted-average discount rate of our operating and finance leases was 3.0% and 4.1%, respectively.
Practical Expedients and Accounting Policy Elections
We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.
Amounts Recognized in the Financial Statements
The components of lease expense were as follows:

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Operating lease cost in Cost of Sales and Selling, General and Administrative Expenses	$2,379	$6,520
Finance lease cost:
Amortization of assets in Cost of Sales	$83	$251
Interest on lease liabilities in Other, Net	18	57
Total finance lease cost	$101	$308
Short-term lease cost in Cost of Sales and Selling, General and Administrative Expenses	361	1,785
Total net lease cost	$2,841	$8,613

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Supplemental balance sheet information related to leases is as follows:

March 31, 2020
Operating Leases
Operating Lease Right-Of-Use Assets	$24,469

Current operating lease liabilities in Accrued Liabilities	$6,903
Noncurrent Operating Lease Liabilities	19,292
Total operating lease liabilities	$26,195

Finance Leases
Finance lease right-of-use assets in Property, Plant and Equipment-Net	$1,799

Current finance lease liabilities in Accrued Liabilities	$446
Noncurrent finance lease liabilities in Other Noncurrent Liabilities	1,183
Total finance lease liabilities	$1,629

Supplemental cash flow information related to leases is as follows:

Nine Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,675
Operating cash flows from finance leases	$57
Financing cash flows from finance leases	$322

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$4,867
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$5,765

As of March 31, 2020, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Three months ending June 30, 2020	$2,220	$126
2021	6,961	505
2022	5,917	505
2023	4,631	493
2024	3,768	121
Thereafter	4,694	—
Total minimum payments	$28,191	$1,750
Less amount representing interest	(1,996)	(121)
Present value of lease obligations	$26,195	$1,629

As of March 31, 2020, the weighted-average remaining term of our operating and finance leases was 4.8 years and 3.5 years, respectively.

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

Note 6 – Contingencies
At March 31, 2020, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In the U.S., state and local governments recommended or mandated actions to slow the transmission of COVID-19. We continue to monitor the rapidly evolving situation and guidance from authorities, including federal, state and local public health departments. We reviewed the carrying value of our assets as of March 31, 2020 and recorded additional reserves for inventory and receivables related to the impact of COVID-19 on our Foodservice segment. The future impact of COVID-19 on our results of operations, financial condition, and cash flows are contingent upon the duration and severity of the outbreak.
Our acquisitions of Angelic and Bantam included provisions for contingent consideration for the earn-outs associated with these transactions. See further discussion in Note 3.
Note 7 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at March 31, 2020 and June 30, 2019.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets:

	March 31, 2020	June 30, 2019
Tradenames (20 to 30-year life)
Gross carrying value	$63,121	$63,121
Accumulated amortization	(9,277)	(7,335)
Net carrying value	$53,844	$55,786
Customer Relationships (10 to 15-year life)
Gross carrying value	$17,507	$17,507
Accumulated amortization	(10,731)	(9,641)
Net carrying value	$6,776	$7,866
Technology / Know-how (10-year life)
Gross carrying value	$8,950	$8,950
Accumulated amortization	(3,172)	(2,501)
Net carrying value	$5,778	$6,449
Non-compete Agreements (5-year life)
Gross carrying value	$791	$791
Accumulated amortization	(729)	(615)
Net carrying value	$62	$176
Total net carrying value	$66,460	$70,277

Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Amortization expense	$1,269	$1,273	$3,817	$3,325

Total annual amortization expense for each of the next five years is estimated to be as follows:

2021	$4,976
2022	$4,902
2023	$4,343
2024	$4,343
2025	$4,083

Note 8 – Income Taxes
Prepaid federal income taxes of $10.7 million and $5.2 million were included in Other Current Assets at March 31, 2020 and June 30, 2019, respectively. Prepaid state and local income taxes of $1.1 million and $0.1 million were included in Other Current Assets at March 31, 2020 and June 30, 2019, respectively.
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
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at March 31, 2020 is generally consistent with that of June 30, 2019.
We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net Sales
Retail	$169,414	$153,038	$521,701	$502,088
Foodservice	151,949	164,844	491,833	482,029
Total	$321,363	$317,882	$1,013,534	$984,117
Operating Income
Retail	$29,609	$24,082	$104,061	$102,815
Foodservice	9,185	17,124	56,390	55,390
Restructuring and Impairment Charges	—	—	(886)	—
Corporate Expenses	(8,804)	(3,878)	(23,793)	(10,602)
Total	$29,990	$37,328	$135,772	$147,603

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Retail
Frozen breads	$68,682	$59,846	$221,084	$207,256
Refrigerated dressings, dips and other	49,479	47,900	163,521	164,973
Shelf-stable dressings and croutons	51,253	45,292	137,096	129,859
Total Retail net sales	$169,414	$153,038	$521,701	$502,088
Foodservice
Dressings and sauces	$106,306	$115,746	$341,039	$347,583
Frozen breads and other	40,339	41,230	131,300	122,742
Other roll products	5,304	7,868	19,494	11,704
Total Foodservice net sales	$151,949	$164,844	$491,833	$482,029
Total net sales	$321,363	$317,882	$1,013,534	$984,117

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Foodservice
National accounts	$110,384	$119,875	$356,192	$356,102
Branded and other	36,261	37,101	116,147	114,223
Other roll products	5,304	7,868	19,494	11,704
Total Foodservice net sales	$151,949	$164,844	$491,833	$482,029

Note 10 – Stock-Based Compensation
There have been no changes to our stock-based compensation plans from those disclosed in our 2019 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.7 million for the three months ended March 31, 2020 and 2019. Year-to-date SSSARs compensation expense was $2.2 million for the current-year period compared to $2.3 million for the prior-year period. At March 31, 2020, there was $7.0 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $0.7 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. Year-to-date restricted stock compensation expense was $2.1 million for the current-year period compared to $2.2 million for the prior-year period. At March 31, 2020, there was $6.4 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
RECENT EVENTS
A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in business slowdowns or shutdowns in affected areas. In the U.S., state and local governments recommended or mandated actions to slow the transmission of COVID-19. These measures include limitations on public gatherings, social distancing requirements, travel restrictions, closures of bars and dine-in restaurants, stay-at-home orders, quarantines and restrictions that prohibit many non-essential employees from going to work.
We have two major priorities while navigating through this period of volatility and uncertainty:

1.	to ensure the health, safety and welfare of our employees; and

2.	to continue to play our part in the vital food supply chain by adequately supplying our customers while maintaining the financial strength of our business.
With respect to our efforts to ensure the health, safety and welfare of our employees, we are complying with all guidelines issued by the Centers for Disease Control and Prevention as well as state and local health departments. We have also engaged a pulmonology and critical care physician to advise us on our employee safety protocols. Based on the advice of these experts, we have put in place a range of safety modifications and guidelines in our factories, distribution centers and offices to ensure that we can operate safely, including but not limited to:

•	engaging a third party to conduct employee temperature checks prior to entering our production facilities;

•	conducting extensive cleaning and sanitation of workstations and common areas before, during, and after each shift;

•	employing social distancing guidelines and modifications at workspaces and in break areas;

•	staggering between shift changes and breaks;

•	relaxing attendance requirements and enhancing our paid leave policy;

•	implementing quarantine protocols in the event of confirmed or suspected cases of COVID-19;

•
providing a $300 bonus for each of our front-line employees in late March and increasing the wage rate for our hourly front-line employees by $2 per hour beginning in April through the end date of the applicable stay-at-home order;

•	establishing business travel restrictions; and

•	working from home whenever possible, consistent with the applicable stay-at-home order.
With respect to our second priority, as of the date of this filing, there has been no material adverse change in our ability to manufacture and distribute our products. We have not experienced any significant disruptions to our shipping or warehousing operations or sourcing of raw materials. We are also pursuing additional second-sourcing options to help limit the risk of supply disruptions.
We continue to monitor the rapidly evolving situation and guidance from authorities, including federal, state and local public health departments, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plans. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of COVID-19 on our results of operations, financial condition, or cash flows in the future. However, we do expect that it could have a material adverse impact on our future revenue growth as well as our overall profitability and may lead to higher-than-normal inventory levels, revised payment terms with certain of our customers, additional reserves for inventory and receivables, and higher plant operating costs.
During the three months ended March 31, 2020, particularly the month of March, the effects of COVID-19 and the related actions undertaken in the U.S. to attempt to control its spread, specifically the restriction of restaurant dine-in purchases and imposition of stay-at-home orders, negatively impacted the operating results of our Foodservice segment. In the three-month period, our Foodservice segment sales declined 8% to $151.9 million while segment operating income fell 46% to $9.2 million, including a $4.5 million inventory write-down attributed to the abrupt mid-March slowdown in our Foodservice demand. We anticipate Foodservice segment sales will continue to be negatively impacted and the recovery period for this segment’s sales and operating results is contingent upon the timeline for the resumption of full-service operations at U.S. restaurants, the lifting of stay-at-home orders, the overall pace of the U.S. economic recovery and the willingness of consumers to return to away-from-home dining.
With respect to our Retail segment, the impact of COVID-19 resulted in an increase in sales during the three months ended March 31, 2020, particularly starting mid-March, as consumer food purchases transitioned away from the foodservice channel and into the retail channel. We anticipate this sales shift to our Retail segment will continue at least until U.S. restaurants can resume normal operations and consumers return to more typical levels of spending in the foodservice channel.
Our Foodservice segment, which in 2019 accounted for 50% of our total net sales and approximately 65% of our total pounds produced, is undergoing reduced throughput due to the impact of COVID-19, which will result in a reduction in the recovery of our fixed manufacturing and overhead costs, and will therefore unfavorably influence our financial results.
We continue to operate from a position of financial strength and believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to our access to capital under our unsecured revolving credit facility, should be adequate to meet our liquidity needs over the next 12 months. We are also putting a greater emphasis on tracking the financial strength of our customers and suppliers and taking actions, where determined necessary, to limit our financial exposure and operational risks. Additional details regarding our financial strength are provided in the “Financial Condition” section below.
RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended March 31,				Nine Months Ended March 31,
	2020	2019	Change		2020	2019	Change
Net Sales	$321,363	$317,882	$3,481	1%	$1,013,534	$984,117	$29,417	3%
Cost of Sales	244,401	242,485	1,916	1%	744,575	736,129	8,446	1%
Gross Profit	76,962	75,397	1,565	2%	268,959	247,988	20,971	8%
Gross Margin	23.9%	23.7%			26.5%	25.2%
Selling, General and Administrative Expenses	46,907	37,981	8,926	24%	132,109	109,902	22,207	20%
Change in Contingent Consideration	65	88	(23)	(26)%	192	(9,517)	9,709	(102)%
Restructuring and Impairment Charges	—	—	—	N/M	886	—	886	N/M
Operating Income	29,990	37,328	(7,338)	(20)%	135,772	147,603	(11,831)	(8)%
Operating Margin	9.3%	11.7%			13.4%	15.0%
Other, Net	727	1,329	(602)	(45)%	3,031	3,682	(651)	(18)%
Income Before Income Taxes	30,717	38,657	(7,940)	(21)%	138,803	151,285	(12,482)	(8)%
Taxes Based on Income	8,288	8,053	235	3%	32,205	33,746	(1,541)	(5)%
Effective Tax Rate	27.0%	20.8%			23.2%	22.3%
Net Income	$22,429	$30,604	$(8,175)	(27)%	$106,598	$117,539	$(10,941)	(9)%
Diluted Net Income Per Common Share	$0.81	$1.11	$(0.30)	(27)%	$3.87	$4.26	$(0.39)	(9)%
Net Sales
Consolidated net sales for the three months ended March 31, 2020 increased 1% to a third quarter record $321.4 million versus $317.9 million last year. This growth was driven by an increase in Retail segment net sales partially offset by a decline in Foodservice segment net sales. Consolidated net sales for the nine months ended March 31, 2020 increased 3% due to higher sales for both segments. See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended March 31, 2020 increased $1.6 million, or 2%, to $77.0 million compared to the prior-year period. The increase was driven by the favorable sales mix shift to the Retail segment and our cost savings programs. Gross profit was unfavorably impacted by a $4.5 million inventory write-down attributed to an abrupt mid-March slowdown in Foodservice demand due to the impact of COVID-19. In addition, the company incurred a charge of $1.0 million for bonuses paid to the front-line employees in our factories and distribution network in gratitude for their work in helping us meet the shifting demand within our business.
Consolidated gross profit for the nine months ended March 31, 2020 increased $21.0 million, or 8%, to $269.0 million compared to the prior-year period. The increase was driven by the higher sales volumes, our cost savings programs, lower commodity costs and improved net price realization, as partially offset by the impact of COVID-19.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 24% for the three months ended March 31, 2020 and increased 20% for the year-to-date period. These increases were primarily driven by ERP expenses, higher IT-related costs and increased consumer spending, as well as higher bad debt expense related to the impact of COVID-19. ERP expenses are included within Corporate Expenses.

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2020	2019	Change		2020	2019	Change
SG&A Expenses - Excluding ERP	$42,030	$37,981	$4,049	11%	$119,617	$109,902	$9,715	9%
ERP Expenses	4,877	—	4,877	N/M	12,492	—	12,492	N/M
Total SG&A Expenses	$46,907	$37,981	$8,926	24%	$132,109	$109,902	$22,207	20%
Change in Contingent Consideration
The change in contingent consideration resulted in expense of $0.1 million and $0.2 million for the three and nine months ended March 31, 2020, respectively, compared to expense of $0.1 million and a net benefit of $9.5 million for the three and nine months ended March 31, 2019, respectively. The prior-year net benefit for the year-to-date period reflected a $9.7 million reduction in the fair value of the contingent consideration liability for Angelic Bakehouse, Inc. (“Angelic”) as a result of our December 31, 2018 fair value measurement. See further discussion in Note 3 to the condensed consolidated financial statements.
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
We recorded restructuring and impairment charges of $0.9 million for the nine months ended March 31, 2020, which primarily consisted of plant clean-up expenses and contract termination costs. These charges were not allocated to our two reportable segments due to their unusual nature. All of these charges were recorded in the three months ended September 30, 2019, and we do not expect any additional charges attributed to this plant closure.
Operating Income
Operating income decreased 20% and 8% for the three and nine months ended March 31, 2020, respectively. For the quarter, operating income was unfavorably influenced by the $4.5 million write-down of Foodservice inventory and higher SG&A costs, including ERP expenses. The change in operating income for the year-to-date period was also unfavorably impacted by the prior-year benefit from the reduction in the fair value of Angelic’s contingent consideration and the current-year restructuring and impairment charges. See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on Income
Our effective tax rate was 23.2% and 22.3% for the nine months ended March 31, 2020 and 2019, respectively. For the nine months ended March 31, 2020 and 2019, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Nine Months Ended March 31,
	2020	2019
Statutory rate	21.0%	21.0%
State and local income taxes	2.9	2.5
Net windfall tax benefits - stock-based compensation	(0.9)	(1.0)
Other	0.2	(0.2)
Effective rate	23.2%	22.3%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the nine months ended March 31, 2020 and 2019, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.9% and 1.0%, respectively.

Earnings Per Share
As influenced by the factors noted above, diluted net income per share for the third quarter of 2020 totaled $0.81, as compared to $1.11 per diluted share in the prior year. Year-to-date net income per share was $3.87 per diluted share, as compared to $4.26 per diluted share for the prior-year period. Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended March 31.
In 2020, spend for the ERP reduced diluted earnings per share by $0.13 and $0.34 for the third quarter and year-to-date periods, respectively. The Foodservice inventory write-down and bonuses paid to front-line employees reduced net income per diluted share by $0.15 for the current-year third quarter and year-to-date periods. The restructuring and impairment charge had an unfavorable impact of $0.02 per diluted share for the nine months ended March 31, 2020. In 2019, the reduction in the fair value of Angelic’s contingent consideration liability increased diluted earnings per share by $0.27 for the year-to-date period.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2020	2019	Change		2020	2019	Change
Net Sales	$169,414	$153,038	$16,376	11%	$521,701	$502,088	$19,613	4%
Operating Income	$29,609	$24,082	$5,527	23%	$104,061	$102,815	$1,246	1%
Operating Margin	17.5%	15.7%			19.9%	20.5%
For the three months ended March 31, 2020, Retail segment net sales increased 11%. Retail net sales benefited from higher demand as the COVID-19 outbreak and related stay-at-home orders led to increased consumption in the retail channel. New products introduced during the quarter also contributed to Retail sales growth. The higher sales volumes were led by frozen garlic bread, shelf-stable dressings and sauces sold under license agreements and frozen dinner rolls.
Year-to-date net sales for the Retail segment reached $521.7 million, a 4% increase from the prior-year total of $502.1 million driven by higher sales of frozen garlic bread, croutons, shelf-stable dressings and sauces sold under license agreements and frozen dinner rolls. The sales increase is due in part to higher retail channel demand attributed to the impact of COVID-19 along with the strategic growth initiatives we have implemented for our Retail segment.
For the three months ended March 31, 2020, Retail segment operating income increased 23%, reflecting benefits from the increased sales volume, our cost savings programs and improved net price realization.
For the nine months ended March 31, 2020, Retail segment operating income increased 1% as the prior-year results were favorably impacted by the $9.7 million reduction in the fair value of Angelic’s contingent consideration liability. Retail segment operating income benefited from the higher sales volumes, our cost savings programs and improved net price realization, as partially offset by higher trade and consumer promotional spending.
Foodservice Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2020	2019	Change		2020	2019	Change
Net Sales	$151,949	$164,844	$(12,895)	(8)%	$491,833	$482,029	$9,804	2%
Operating Income	$9,185	$17,124	$(7,939)	(46)%	$56,390	$55,390	$1,000	2%
Operating Margin	6.0%	10.4%			11.5%	11.5%
For the three months ended March 31, 2020, Foodservice segment net sales decreased 8%. Excluding all sales attributed to Omni, Foodservice segment net sales declined 7% as foodservice channel demand was unfavorably influenced by the impact of COVID-19. Omni sales totaled $5.3 million in the current year compared to $7.9 million in the prior year. Note that Omni sales are attributed to a temporary supply agreement that is expected to end by December 2020 with declining sales projected through the end of the agreement.
For the nine months ended March 31, 2020, Foodservice segment net sales increased 2%. Excluding all sales attributed to Omni, Foodservice segment net sales were nearly flat as the decline in national chain restaurant sales resulting from the impact of COVID-19 was offset by higher Bantam sales and improved sales for branded products and frozen pasta products. Omni sales totaled $19.5 million in the current year compared to $11.7 million in the prior year.
The decline in Foodservice segment operating income for the three months ended March 31, 2020 reflects the impact of the sales decline and the $4.5 million inventory write-down, both of which are attributed to the impact of COVID-19. The modest increase in Foodservice segment operating income for the nine months ended March 31, 2020 is attributed to a more favorable sales mix and the benefits from our cost savings programs which were nearly offset by the unfavorable impact of COVID-19.
Corporate Expenses
For the three months ended March 31, 2020 and 2019, corporate expenses totaled $8.8 million and $3.9 million, respectively. For the nine months ended March 31, 2020 and 2019, corporate expenses totaled $23.8 million and $10.6 million, respectively. The increase for both periods was primarily driven by ERP expenses which totaled $4.9 million and $12.5 million for the three and nine months ended March 31, 2020, respectively. For the nine months ended March 31, 2020, we also capitalized an additional $4.9 million of ERP-related expenditures for application development stage activities.
LOOKING FORWARD
Looking forward to our fiscal fourth quarter, our Foodservice segment sales will continue to be unfavorably influenced by the impact of the COVID-19 pandemic as the restaurant industry experiences steep sales declines due to restrictions on dine-in purchases and the imposition of stay-at-home orders. The full impact of these circumstances on our Foodservice segment sales and operating results is difficult to quantify based on the uncertainty surrounding the timeline for the resumption of full-service operations at U.S. restaurants, the lifting of stay-at-home orders, the overall pace of the U.S. economic recovery and the willingness of consumers to return to away-from-home dining. We anticipate that since the Foodservice segment accounted for 50% of our total net sales and approximately 65% of our total pounds produced in 2019, notable declines in our Foodservice segment sales will unfavorably impact the absorption of fixed manufacturing and overhead expenses. We have taken actions to reduce costs resulting from the lower Foodservice segment demand including voluntary furlough programs. We anticipate fiscal fourth quarter Retail segment sales will continue to benefit from the shift in consumer purchases to retail stores due to the stay-at-home orders and other changes in consumer behavior attributed to COVID-19. Note that under the current environment, new product launches into the retail channel are subject to delay by some retailers as they focus their efforts on stocking shelves with existing items and, in some cases, forgo shelf resets to introduce new items. With respect to our ERP initiative, considering the current environment resulting from the impact of COVID-19, we are delaying the implementation timeframe for the project but will continue with our design stage efforts.
FINANCIAL CONDITION
For the nine months ended March 31, 2020, net cash provided by operating activities totaled $119.1 million, as compared to $143.4 million in the prior-year period. This decrease was due to the year-over-year change in net working capital and lower net income, as partially offset by the impact of the prior-year reduction in the fair value of Angelic’s contingent consideration and the current-year increase in the deferred income tax liability due to additional bonus depreciation taken for tax purposes.
Cash used in investing activities for the nine months ended March 31, 2020 was $72.4 million, as compared to $102.1 million in the prior year. This decrease primarily reflects the impact of the prior-year second quarter acquisitions of Bantam and Omni as partially offset by a higher level of capital expenditures paid in the current year. The year-over-year increase in our capital expenditures includes spending on a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky that was completed in January 2020 and the purchase of the Omni manufacturing facility that was previously leased.
Cash used in financing activities for the nine months ended March 31, 2020 of $65.2 million increased from the prior-year total of $59.7 million. This increase was primarily due to higher dividend payments.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at March 31, 2020. At March 31, 2020, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2020, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At March 31, 2020, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. Due to the recent shifts in demand between our Retail and Foodservice segments and uncertainty attributed to the impact of COVID-19, we have canceled the planned expansion of our dressing and sauce production facility in Horse Cave, Kentucky and terminated the related design/build agreement effective May 1, 2020. We are obligated to pay for work completed as of the date of termination and for any costs actually incurred as a result of the termination, which are not expected to be material. Based on our current plans and expectations, we believe our capital expenditures for 2020 will total approximately $90 million. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations.
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of March 31, 2020. There have been no significant changes to the contractual obligations disclosed in our 2019 Annual Report on Form 10-K aside from expected changes in raw-material costs associated with changes in product demand or pricing.
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
FORWARD-LOOKING STATEMENTS
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “plan,” “expect,” “hope” or similar words. These statements discuss future expectations; contain projections regarding future developments, operations or financial conditions; or state other forward-looking information. Such statements are based upon assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe to be appropriate. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ as a result of factors over which we have no, or limited, control including, without limitation, the specific influences outlined below, many of which could be amplified by the COVID-19 pandemic. Management believes these forward-looking statements to be reasonable; however, one should not place undue reliance on such statements that are based on current expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update such forward-looking statements, except as required by law.
Items which could impact these forward-looking statements include, but are not limited to:

•
significant shifts in consumer demand and disruptions to our employees, communities, customers, supply chains, operations, and production processes resulting from COVID-19 and other epidemics, pandemics or similar widespread public health concerns and disease outbreaks;

•	efficiencies in plant operations;

•	dependence on contract manufacturers, distributors and freight transporters, including their financial strength in continuing to support our business;

•	fluctuations in the cost and availability of ingredients and packaging;

•	the potential for loss of larger programs or key customer relationships;

•	capacity constraints that may affect our ability to meet demand or may increase our costs;

•	changes in demand for our products, which may result from loss of brand reputation or customer goodwill;

•	difficulties in designing and implementing our new enterprise resource planning system;

•	cyber-security incidents, information technology disruptions, and data breaches;

•	ability to successfully grow recently acquired businesses;

•	the extent to which recent and future business acquisitions are completed and acceptably integrated;

•	price and product competition;

•	the lack of market acceptance of new products;

•	the success and cost of new product development efforts;

•	the impact of customer store brands on our branded retail volumes;

•	the reaction of customers or consumers to price increases we may implement;

•	adverse changes in freight, energy or other costs of producing, distributing or transporting our products;

•	stability of labor relations;

•	dependence on key personnel and changes in key personnel;

•	the effect of consolidation of customers within key market channels;

•	the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;

•	the possible occurrence of product recalls or other defective or mislabeled product costs;

•	maintenance of competitive position with respect to other manufacturers;

•	changes in estimates in critical accounting judgments;

•	the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;

•	the outcome of any litigation or arbitration;

•	adequate supply of skilled labor; and

•	certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2019 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2019 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
Other than the addition of the following item, there have been no material changes to the risk factors disclosed under Item 1A in our 2019 Annual Report on Form 10-K.
Epidemics, pandemics or similar widespread public health concerns and disease outbreaks, such as the novel coronavirus (“COVID-19”), have disrupted and may continue to disrupt consumption, supply chains, operations and production processes, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Epidemics, pandemics or similar widespread health concerns and disease outbreaks, such as COVID-19, as well as related government mandates, including the avoidance of gatherings, self-quarantine and the closure of a variety of businesses and restaurants have negatively affected and may continue to negatively affect our business, results of operations, financial condition and cash flows. These effects may include, but are not limited to:

•
significant reductions or volatility in consumer demand for our products as quarantines, stay-at-home orders, travel restrictions, restrictions on gatherings, actual disease outbreaks, customer fears and financial hardship of customers may inhibit consumption or shift demand from discretionary or higher-priced products to lower-priced products and restrict the business operations of our retail and foodservice customers;

•
forced or temporary curtailment of business operations, including the closure of restaurants and restaurant chains or limitations on restaurants to offer only take-out or delivery sales, resulting in a significant reduction in demand for our foodservice products;

•
failure of third parties on which we rely, including our customers, distributors, suppliers, contract manufacturers, and other partners to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties;

•
inability to meet our retail customers’ needs and achieve cost targets due to disruption in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability; and

•
disruption in operations if a significant percentage of our workforce is unable to work due to illness, travel or other government restrictions, or other reasons in connection with epidemics, pandemics or disease outbreaks.

Despite our efforts to manage and remedy these effects, their ultimate significance also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain the spread and mitigate public health effects.
In addition, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect the economies and financial markets of many areas, resulting in economic downturns (local, regional, national, and/or global) that could affect customers’ demand for our products.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,316,387 common shares remained authorized for future repurchases at March 31, 2020. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1-31, 2020	—	$—	—	1,344,099
February 1-29, 2020 (1)	2,660	$156.95	2,660	1,341,439
March 1-31, 2020 (1)	25,052	$139.61	25,052	1,316,387
Total	27,712	$141.27	27,712	1,316,387

(1)
Includes 2,660 shares in February 2020 and 52 shares in March 2020 that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.

Item 5. Other Information
On February 27, 2020, T. Marzetti Company (“T. Marzetti”), a wholly-owned subsidiary of ours, entered into a Design/Build Agreement (the “Agreement”) with Gray Construction, Inc. (“Gray”) for the design and construction of an expansion of T. Marzetti’s existing facility in Hart County, Kentucky at a guaranteed maximum price of approximately $80 million. This expansion was intended to support the growth of certain national chain restaurant accounts. Based on the recent shifts in demand between our Retail and Foodservice segments and uncertainty attributed to COVID-19, T. Marzetti terminated the Agreement effective May 1, 2020. T. Marzetti is obligated to pay Gray for work completed as of the date of termination and for any costs actually incurred as a result of the termination, which are not expected to be material.
Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	May 5, 2020	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	May 5, 2020	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2020
INDEX TO EXHIBITS

Exhibit Number	Description

10.1(a), (b)	Form of Restricted Stock Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan

10.2(a), (b)	Form of Stock Appreciation Rights Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan

10.3	Design/Build Agreement between T. Marzetti Company and Gray Construction, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed February 28, 2020)

10.4
Credit Agreement dated as of March 19, 2020 among Lancaster Colony Corporation, the Lenders, The Huntington National Bank as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed March 20, 2020)

31.1(b)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(b)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(c)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(b)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(b)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(b)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(b)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(b)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(b)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(b)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(b)	Filed herewith

(c)	Furnished herewith