Form 10-K
period 2020-06-30
LANCASTER COLONY CORP
filed 2020-08-27
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price at which such Common Stock was last sold as of December 31, 2019 was $3,003.0 million.
As of August 3, 2020, there were approximately 27,524,000 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its November 2020 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

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
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. The financial information relating to our business segments for the three years ended June 30, 2020, 2019 and 2018 is included in Note 10 to the consolidated financial statements, and located in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.
Retail Segment
The following table presents the primary Retail products we manufacture and sell under our brand names:

Products	Brand Names
Frozen Breads
Frozen garlic breads	New York BRAND Bakery
Frozen Parkerhouse style yeast rolls and dinner rolls	Sister Schubert’s
Frozen mini stuffed bagels	Bantam Bagels
Refrigerated Dressings, Dips and Other
Salad dressings	Marzetti, Simply Dressed, Simply 60
Vegetable dips and fruit dips	Marzetti
Flatbread wraps and pizza crusts	Flatout
Sprouted grain bakery products	Angelic Bakehouse
Shelf-Stable Dressings and Croutons
Salad dressings	Marzetti, Tastefully Dressed, Cardini’s, Girard’s
Croutons and salad toppings	New York BRAND Bakery, Chatham Village, Marzetti
We also manufacture and sell other shelf-stable products pursuant to brand license agreements including Olive Garden® dressings, Buffalo Wild Wings® sauces and Chick-fil-A® sauces. Additionally, a small portion of our Retail sales are products sold under private label to retailers.

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
Our top five Retail customers accounted for 56%, 56% and 55% of this segment’s total net sales in 2020, 2019 and 2018, respectively.
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
Our top five Foodservice direct customers accounted for 59%, 59% and 64% of this segment’s total net sales in 2020, 2019 and 2018, respectively. Within our Foodservice segment, typically our largest direct customers are distributors that distribute our products primarily to foodservice national chain restaurant accounts.
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

NET SALES BY CLASS OF PRODUCTS
The following table sets forth business segment information with respect to the percentage of net sales contributed by each class of similar products that account for at least 10% of our consolidated net sales in any year from 2018 through 2020:

	2020	2019	2018
Retail Segment:
Frozen breads	22%	20%	21%
Refrigerated dressings, dips and other	16%	17%	18%
Shelf-stable dressings and croutons	16%	13%	14%
Foodservice Segment:
Dressings and sauces	33%	36%	35%
Frozen breads and other	12%	13%	12%
Net sales attributable to Walmart Inc. (“Walmart”) totaled 18%, 17% and 17% of consolidated net sales for 2020, 2019 and 2018, respectively. Net sales attributable to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., totaled 13%, 15% and 15% of consolidated net sales for 2020, 2019 and 2018, respectively. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain restaurant accounts, principally in the quick service, fast casual and casual dining channels. In general, these national chain restaurants have direct relationships with us for culinary research and development, menu development and production needs, but choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these national chain restaurants, and we invoice McLane for these sales. No other direct customer accounted for more than 10% of consolidated net sales during these years.
MANUFACTURING
As of June 30, 2020, the majority of our products were manufactured and packaged at our 16 food plants located throughout the United States. Most of these plants produce products for both the Retail and Foodservice segments. Efficient and cost-effective production remains a key focus as evidenced by our lean six sigma initiative. Certain items are also manufactured and packaged by third parties located in the United States, Canada and Europe.
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
ENVIRONMENTAL MATTERS
Our operations are subject to various federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations did not have a material effect upon the level of capital expenditures, earnings or our competitive position in 2020 and is not expected to have a material impact in 2021.
EMPLOYEES AND LABOR RELATIONS
As of June 30, 2020 we had 3,200 employees, 25% of which are represented under various collective bargaining contracts. 6% of our employees are represented under a collective bargaining contract that will expire within one year. While we believe that labor relations with all our employees are satisfactory, a prolonged labor dispute or an organizing attempt could have a material adverse effect on our business and results of operations.
RAW MATERIALS
During 2020, we obtained adequate supplies of raw materials and packaging. We rely on a variety of raw materials and packaging for the day-to-day production of our products, including soybean oil, various sweeteners, eggs, dairy-related products, flour, various films and plastic and paper packaging materials.

We purchase the majority of these materials on the open market to meet current requirements, but we also have some fixed-price contracts with terms generally one year or less. See further discussion in our “Risk Factors” section below and our contractual obligations disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Although the availability and price of certain of these materials are influenced by weather, disease and the level of global demand, we anticipate that future sources of supply for 2021 will generally be available and adequate for our needs.

Item 1A. Risk Factors
An investment in our common stock is subject to certain risks inherent in our business. Before making an investment decision, investors should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K.
If any of the following risks occur, our business, results of operations, financial condition and cash flows could be materially and adversely affected. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and cash flows. If any of these risks were to materialize, the value of our common stock could decline significantly.
Epidemics, pandemics or similar widespread public health concerns and disease outbreaks, such as the novel coronavirus (“COVID-19”), have disrupted and may cause future disruptions to consumption, supply chains, management, operations and production processes, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Epidemics, pandemics or similar widespread health concerns and disease outbreaks, such as COVID-19, as well as related government mandates, including the avoidance of gatherings, self-quarantine and the closure of a variety of businesses and restaurants have negatively affected and may in the future negatively affect our business, results of operations, financial condition and cash flows. These effects may include, but are not limited to:

•
significant reductions or volatility in consumer demand for our products as quarantines, stay-at-home orders, travel restrictions, restrictions on gatherings, actual disease outbreaks, customer fears, financial hardship of customers and economic downturns (local, regional, national and/or global) may inhibit consumption or shift demand from discretionary or higher-priced products to lower-priced products and restrict the business operations of our retail and foodservice customers, which could negatively impact our retail and/or foodservice business;

•
a shutdown of one or more of our manufacturing, warehousing or distribution facilities as a result of illness, government restrictions or other workforce disruptions, including interference in our supply chain, or absenteeism, or reductions in utilization levels, could result in us incurring additional direct costs and experiencing lost revenue;

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

•
incurrence of additional labor and operating costs to address the COVID-19 pandemic, including costs associated with increased compensation to certain employees in our factories and distribution network, along with the provision of additional cleaning, disinfectants and sanitation materials to help keep our employees safe and to protect the communities that we serve;

•
disruption in operations if a significant percentage of our workforce is unable to work due to illness, travel or other government restrictions, or other reasons in connection with epidemics, pandemics or disease outbreaks; and

•	other increased administrative costs, including insurance costs.
We have recently canceled or delayed certain capital and innovation projects due to the impacts of the COVID-19 pandemic. Continued disruptions and uncertainties related to the COVID-19 pandemic for a sustained period could result in additional delays or modifications to these projects and other productivity, capital and innovation projects and hinder our ability to achieve the project objectives.
Our management has been forced to divert a portion of its attention from execution of core strategies to focus on mitigating the impact of COVID-19 on our operations, which has required, and will continue to require, a large investment of time and resources across our business and may delay other strategic initiatives that are important to the business. Additionally, some of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans and introduce operational risk, such as but not limited to cyber security risks.
Despite our efforts to manage and remedy these impacts, their ultimate significance depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain the spread and mitigate public health effects. If we are perceived as having responded improperly to the pandemic, we could suffer damage to our reputation and our brands. The items above and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in this “Risk Factors” section of our Annual Report on Form 10-K, such as those relating to our reputation, product sales, results of operations or financial condition. The severity, magnitude and duration of the current COVID-19 pandemic are uncertain, rapidly changing and depend on events beyond our knowledge or control. We might not be able to anticipate or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, the impact of the COVID-19 pandemic could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may be subject to business disruptions, product recalls or other claims for real or perceived safety issues regarding our food products.
We can be impacted by both real and unfounded claims regarding the safety of our operations, or concerns regarding mislabeled, adulterated, contaminated or spoiled food products. Any of these circumstances could necessitate a voluntary or mandatory recall due to a substantial product hazard, a need to change a product’s labeling or other consumer safety concerns. A pervasive product recall may result in significant loss due to the costs of a recall, related legal claims, including claims arising from bodily injury or illness caused by our products, the destruction of product inventory, or lost sales due to product unavailability. A highly publicized product recall, whether involving us or any related products made by third parties, also could result in a loss of customers or an unfavorable change in consumer sentiment regarding our products or any category in which we operate. In addition, an allegation of noncompliance with federal or state food laws and regulations could force us to cease production, stop selling our products or create significant adverse publicity that could harm our credibility and decrease market acceptance of our products. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows. Any potential claim under our insurance policies may exceed our insurance coverage, may be subject to certain exceptions or may not be honored fully, in a timely manner, or at all.
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
Because we source certain products from single manufacturing sites and use third-party manufacturers for significant portions of our production needs for certain products, it is possible that we could experience a production disruption that results in a reduction or elimination of the availability of some of our products. If we are not able to obtain alternate production capability in a timely manner, or on favorable terms, it could have a negative impact on our business, results of operations, financial condition and cash flows, including the potential for long-term loss of product placement with various customers.
We are also subject to risks of other business disruptions associated with our dependence on production facilities and distribution systems. Pandemics, including COVID-19, natural disasters, terrorist activity, cyber attacks or other unforeseen events could interrupt production or distribution and have a material adverse effect on our business, results of operations, financial condition and cash flows, including the potential for long-term loss of product placement with our customers.

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
Competitive considerations in the various product categories in which we sell are numerous and include price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to remain relevant to consumer preferences and trends. In order to maintain our existing market share or capture increased market share among our retail and foodservice channels, we may decide to increase our spending on marketing and promotional costs, advertising and new product innovation. The success of marketing, advertising and new product innovation is subject to risks, including uncertainties about trade and consumer acceptance. As a result, any such increased expenditures may not maintain or enhance our market share and could result in lower profitability.
Walmart is our largest Retail customer. The loss of, or a significant reduction in, Walmart’s business, or an adverse change in the financial condition of Walmart, could result in a material adverse effect on our business, results of operations, financial condition and cash flows.
Our net sales to Walmart represented 18% of consolidated net sales for the year ended June 30, 2020. Our accounts receivable balance from Walmart as of June 30, 2020 was $26.1 million. We may not be able to maintain our relationship with Walmart, and Walmart is not contractually obligated to purchase from us. In addition, changes in Walmart’s general business model, such as reducing the shelf space devoted to the branded products we market, or devoting more shelf space to competing products, could adversely affect the profitability of our business with Walmart, even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Walmart’s financial condition or other disruptions to Walmart’s business, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
McLane is our largest Foodservice customer. An adverse change in the financial condition of McLane could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our net sales to McLane represented 13% of consolidated net sales for the year ended June 30, 2020. Our accounts receivable balance from McLane as of June 30, 2020 was $8.5 million. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain restaurant accounts, principally in the quick service, fast casual and casual dining channels. In general, these national chain restaurants have direct relationships with us for culinary research and development, menu development and production needs, but choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these national chain restaurants, and we invoice McLane for these sales. Thus, unfavorable changes in the financial condition of McLane could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the loss of, or a significant reduction in, our business with the underlying national chain restaurants, or other disruptions, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows. We cannot ensure that we will be able to maintain good relationships with McLane and the underlying national chain restaurants. McLane and the underlying national chain restaurants are not typically committed to long-term contractual obligations with us, and they may switch to other suppliers that offer lower prices, differentiated products or customer service that McLane and/or the underlying national chain restaurants perceive to be more favorable. In addition, changes in the general business model of McLane, or the underlying national chain restaurants, including changes resulting from social distancing measures and closures stemming from COVID-19, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our net sales to a single national chain restaurant account, which are made indirectly through several foodservice distributors, represented 15% of consolidated net sales for the year ended June 30, 2020. We cannot ensure that we will be able to maintain good relationships with key national chain restaurant accounts in the future. We do not have any long-term purchase commitments, and we may be unable to continue to sell our products in the same quantities or on the same terms as in the past. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Further, unfavorable changes in this national chain restaurant’s financial condition or other disruptions to its business, such as decreased consumer demand or stronger competition, or worsening results due to social distancing measures and closures stemming from COVID-19, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
We rely on the performance of major retailers, mass merchants, wholesalers, food brokers, distributors and foodservice customers for the success of our business and, should they perform poorly or give higher priority to other brands or products, our business could be adversely affected.
Within our Retail and Foodservice segments, we sell our products principally to retail and foodservice channels, including traditional supermarkets, mass merchants, warehouse clubs, specialty food distributors, foodservice distributors and national chain restaurants. Many participants in the foodservice channel have been negatively impacted by COVID-19 and the related social distancing measures and closures. Poor performance by our customers, or our inability to collect accounts receivable from our customers, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Emerging channels such as online retailers and home meal kit delivery services also continue to evolve and impact both the retail and foodservice industries. Our presence in these emerging channels is currently underdeveloped, and our ultimate success and the resulting impacts to our financial results are uncertain.
Manufacturing capacity constraints may have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our current manufacturing resources may be inadequate to meet significantly increased demand for some of our food products. Our ability to increase our manufacturing capacity to satisfy demand depends on many factors, including the availability of capital, construction lead-times and delays, equipment availability and delivery lead-times, successful installation and start up, qualification, the availability of adequate skilled and unskilled labor, regulatory permitting and regulatory requirements. Increasing capacity through the use of third-party manufacturers depends on our ability to develop and maintain such relationships and the ability of such third parties to devote additional capacity to fill our orders.
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

We manufacture and sell numerous products pursuant to brand license agreements including Olive Garden® dressings, Buffalo Wild Wings® sauces and Chick-fil-A® sauces. We cannot ensure that we will maintain good relationships with our brand licensors. Many of our brand license agreements can be terminated or not renewed at the option of the licensor upon short notice to us. The termination of our brand license agreements, the failure to renew our brand license agreements on terms favorable to us, the economic health of our brand licensors, or the impairment of our relationships with our brand licensors could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our principal raw-material needs include soybean oil, various sweeteners, eggs, dairy-related products, flour, water and various films, plastic and paper packaging materials. Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing or distribution capabilities, or to the capabilities of our suppliers or contract manufacturers, due to factors that are hard to predict or beyond our control, such as adverse weather conditions, natural disasters, fire, terrorism, pandemics, including COVID-19, strikes or other events. Production of the agricultural commodities used in our business may also be adversely affected by drought, water scarcity, temperature extremes, scarcity of suitable agricultural land, worldwide demand, changes in international trade arrangements, livestock disease (for example, avian influenza), crop disease and/or crop pests.
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
We are in the midst of a multi-year implementation of a new enterprise resource planning system (“ERP”), which will replace our existing financial and operating systems. The ERP will be designed to accurately maintain our financial records, enhance our operational functionality and provide timely information to our management team related to the operations of the business. The design and implementation of this new ERP requires an investment of significant personnel and financial resources, including substantial expenditures for outside consultants, system hardware and software in addition to other expenses in connection with the transformation of our organizational structure and financial and operating processes. We have experienced ERP delays and complications as a result of the remote work environment necessitated by COVID-19, and we may not be able to implement the ERP successfully without experiencing additional delays, increased costs and other difficulties, including potential design defects, miscalculations, testing requirements, re-work due to changes in business plans or reporting standards, and the diversion of management’s attention from day-to-day business operations. An extended period of remote work arrangements could also introduce operational risk, including cyber security risks, and strain our ability to test the ERP fully. If we are unable to design and implement the new ERP as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our business, results of operations, financial condition and cash flows could be negatively impacted.
Technology failures could disrupt our operations and negatively impact our business.
We increasingly rely on information technology systems to conduct and manage our business operations, including the processing, transmitting, and storing of electronic information. For example, our sales group and our production and distribution facilities utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology and an uninterrupted and functioning infrastructure, including telecommunications. Our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, cyber attacks and other security issues. Our information technology systems could also be adversely affected by changes that result from COVID-19, including for example, a significant increase in remote work arrangements for our employees. If we are unable to adequately protect against these vulnerabilities, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information.
Cyber attacks, data breaches or other breaches of our information security systems could have an adverse effect on our business, results of operations, financial condition and cash flows.
Cyber attacks, data breaches or other breaches of our information security systems may cause equipment failures or disruptions to our operations. Our inability to operate our networks and information security systems as a result of such events, even for a limited period of time, may result in significant expenses. Cyber attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While we have been subject to cyber attacks, none of these events has been material to our operations or financial condition. Our efforts to protect the security of our information relative to our perceived risks may be insufficient to defend against a significant cyber attack in the future. The costs associated with a significant cyber attack could include increased expenditures on cyber security measures, lost revenues from business interruption, litigation, regulatory fines and penalties and substantial damage to our reputation. The cost and effort involved with attempting to prevent cyber security attacks and data breaches could also be significant, and our efforts to prevent these attacks may not be successful. If we fail to prevent the theft of valuable information such as financial data, sensitive information about the Company and intellectual property, or if we fail to protect the privacy of customers’, consumers’ and employees’ confidential data against breaches of network or information technology security, it could result in substantial damage to our reputation and an impairment of business partner confidences and brand image, which could adversely impact our employee, customer and investor relations. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and cash flows. Any potential claim under our insurance policies relating to cyber events may be subject to certain exceptions; may not be honored fully, in a timely manner, or at all; and we may not have purchased sufficient insurance to cover all material losses.
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
We believe that our labor relations with employees under collective bargaining contracts are satisfactory, but our inability to negotiate the renewal of any collective bargaining agreements, including the agreement at our Bedford Heights, Ohio facility, which is currently scheduled to expire in October 2020, or any prolonged work stoppages could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may incur liabilities related to a multiemployer pension plan which could adversely affect our financial results.
We make periodic contributions to a multiemployer pension plan related to our facility in Milpitas, California under a collective bargaining contract. The multiemployer pension plan provides pension benefits to employees and retired employees participating in the plan. Our required contributions to this plan could increase; however, any increase would be dependent upon a number of factors, including our ability to renegotiate the collective bargaining contract successfully, current and future regulatory requirements, the performance of the pension plan’s investments, the number of participants who are entitled to receive benefits from the plan, the contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to this plan, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates and other funding deficiencies. We may also be required to pay a withdrawal liability if we exit from this plan. While we cannot determine whether and to what extent our contributions may increase or what our withdrawal liability may be, payments related to this plan could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Our operations and prospects depend in large part on the performance of our senior management team, several of which are long-serving employees with significant knowledge of our business model and operations. Should we not be able to find qualified replacements or successors for any of these individuals if their services were no longer available due to retirement, resignation or otherwise, our ability to manage our operations or successfully execute our business strategy may be materially and adversely affected.
Mr. Gerlach, Executive Chairman of our Board of Directors, has a significant ownership interest in our Company.
As of June 30, 2020, Mr. Gerlach owned or controlled approximately 30% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power may also have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We use 2.3 million square feet of space for our operations. Of this space, 0.7 million square feet are leased. These amounts exclude facilities operated by third-party service providers.
The following table summarizes our principal manufacturing locations (including aggregation of multiple facilities):

Location	Principal Products Produced	Business Segment(s)	Terms of Occupancy
Altoona, IA	Frozen pasta	Retail and Foodservice	Owned
Bedford Heights, OH	Frozen breads	Retail and Foodservice	Owned
Columbus, OH	Sauces, dressings, dips	Retail and Foodservice	Owned
Cudahy, WI	Sprouted grain bakery products	Retail	Owned
Horse Cave, KY	Sauces, dressings, frozen rolls	Retail and Foodservice	Owned
Luverne, AL	Frozen rolls	Retail and Foodservice	Owned
Milpitas, CA	Sauces and dressings	Retail and Foodservice	Owned
Saline, MI	Flatbread products	Retail and Foodservice	Owned
Vineland, NJ	Frozen breads	Retail and Foodservice	Owned
Wareham, MA (1)	Croutons	Retail and Foodservice	Leased

(1)	Fully leased for term expiring in fiscal 2024.
The following table summarizes our principal warehouses (including aggregation of multiple facilities), which are used to distribute products to our customers:

Location	Business Segment(s)	Terms of Occupancy
Attalla, AL	Retail and Foodservice	Third-party service
Columbus, OH (1)	Retail and Foodservice	Leased
Grove City, OH	Retail and Foodservice	Owned
Horse Cave, KY	Retail and Foodservice	Owned
Milpitas, CA (2)	Retail and Foodservice	Leased
Tracy, CA	Retail and Foodservice	Third-party service

(1)	Fully leased for term expiring in fiscal 2022.

(2)	Fully leased for term expiring in fiscal 2021.

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
The number of shareholders of record as of August 3, 2020 was approximately 740. This is not the actual number of beneficial owners of our common stock, as shares are held in “street name” by brokers and others on behalf of individual owners.
We have increased our regular cash dividends for 57 consecutive years. Future dividends will depend on our earnings, financial condition and other factors.
The information regarding compensation plans under which equity securities are authorized for issuance is incorporated by reference to the information contained in our definitive proxy statement for our November 2020 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
Issuer Purchases of Equity Securities
In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,315,911 common shares remained authorized for future repurchases at June 30, 2020. This share repurchase authorization does not have a stated expiration date. In the fourth quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1-30, 2020 (1)	71	$135.49	71	1,316,316
May 1-31, 2020 (1)	85	$142.81	85	1,316,231
June 1-30, 2020 (1)	320	$154.99	320	1,315,911
Total	476	$149.91	476	1,315,911

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

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
OF LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX
AND THE DOW JONES U.S. FOOD PRODUCERS INDEX

The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2015 in each of our Common Stock, the S&P Midcap 400 Index and the Dow Jones U.S. Food Producers Index. The total return calculation assumes that all dividends are reinvested, including any special dividends.

Cumulative Total Return (Dollars)
	6/15	6/16	6/17	6/18	6/19	6/20
Lancaster Colony Corporation	100.00	149.33	145.84	167.76	183.02	194.29
S&P Midcap 400	100.00	101.33	120.14	136.37	138.22	128.97
Dow Jones U.S. Food Producers	100.00	118.86	114.07	111.75	115.91	118.63
There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the above graph.

Item 6. Selected Financial Data
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY

	Years Ended June 30,
(Thousands Except Per Share Figures)	2020	2019	2018	2017	2016
Operations
Net Sales	$1,334,388	$1,307,787	$1,222,925	$1,201,842	$1,191,109
Gross Profit (1)	$358,036	$326,198	$303,506	$318,780	$299,633
Percent of Net Sales	26.8%	24.9%	24.8%	26.5%	25.2%
Change in Contingent Consideration	$257	$(16,180)	$2,052	$1,156	$—
Multiemployer Pension Settlement and Related Costs	$—	$—	$—	$17,635	$—
Income Before Income Taxes	$179,077	$195,542	$174,203	$175,516	$184,633
Percent of Net Sales	13.4%	15.0%	14.2%	14.6%	15.5%
Taxes Based on Income (2)	$42,094	$44,993	$38,889	$60,202	$62,869
Net Income (2)	$136,983	$150,549	$135,314	$115,314	$121,764
Percent of Net Sales	10.3%	11.5%	11.1%	9.6%	10.2%
Diluted Net Income Per Common Share (2)	$4.97	$5.46	$4.92	$4.20	$4.44
Cash Dividends Per Common Share - Regular	$2.75	$2.55	$2.35	$2.15	$1.96
Cash Dividends Per Common Share - Special	$—	$—	$—	$—	$5.00

Financial Position
Total Assets (3)	$993,353	$905,399	$804,491	$716,405	$634,732
Property, Plant and Equipment-Net (4)	$293,288	$247,044	$190,813	$180,671	$169,595
Payments for Property Additions (5)	$82,642	$70,880	$31,025	$27,005	$16,671
Depreciation and Amortization	$37,963	$31,848	$26,896	$24,906	$24,147
Long-Term Debt	$—	$—	$—	$—	$—
Shareholders’ Equity (2)	$783,300	$726,873	$652,282	$575,977	$513,598
Per Common Share	$28.46	$26.44	$23.73	$20.98	$18.73
Weighted Average Common Shares Outstanding-Diluted (2)	27,496	27,537	27,459	27,440	27,373

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

(3)
In 2020, we adopted new accounting guidance for leases that requires lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months. This guidance was applied on a prospective basis.

(4)	Amounts for 2020 and 2019 include finance lease right-of-use assets of $2.3 million and $2.1 million, respectively. The related lease liabilities were $2.2 million and $2.0 million, respectively.

(5)
Amounts for 2019 and 2017 exclude property obtained in acquisitions ($4.8 million in the 2019 acquisition of Omni Baking Company; $1.9 million in the 2019 acquisition of Bantam Bagels; and $5.1 million in the 2017 acquisition of Angelic Bakehouse).

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
Our discussion of results for 2020 compared to 2019 is included herein. For discussion of results for 2019 compared to 2018, see our 2019 Annual Report on Form 10-K.
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
With respect to long-term growth, we continually evaluate the future opportunities and needs for our business specific to our plant infrastructure, IT platforms and other initiatives to support and strengthen our operations. Recent examples of resulting investments include a significant capacity expansion project for our Sister Schubert’s frozen dinner roll facility in Horse Cave, Kentucky that was completed in January 2020; a new R&D center that was completed near the end of 2019; and the establishment of a Transformation Program Office in 2019 that will serve to coordinate our various capital and integration efforts, including our enterprise resource planning system (“ERP”) project and related initiatives, Project Ascent, that is now underway. The ERP implementation commenced in late 2019 and entails the replacement of our primary customer and manufacturing transactional systems, warehousing systems, and financial systems with an integrated SAP S/4HANA system. Post implementation, Project Ascent will evolve into an on-going Center of Excellence (“COE”) that will provide oversight for all future upgrades of the S/4HANA environment, evaluation of future software needs to support the business, acquisition integration support and master data standards. Most of the on-going COE costs are expected to consist of annual software maintenance and support, consulting and professional fees and wages and benefits.
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
RECENT EVENTS
A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in business slowdowns or shutdowns in affected areas. In the U.S., state and local governments recommended or mandated actions to slow the transmission of COVID-19. These measures included limitations on public gatherings, social distancing requirements, travel restrictions, closures of bars and dine-in restaurants, stay-at-home orders, quarantines and restrictions that prohibited many non-essential employees from going to work.
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
With respect to our efforts to ensure the health, safety and welfare of our employees, we are complying with all guidelines issued by the Centers for Disease Control and Prevention as well as state and local health departments. We have also engaged a pulmonology and critical care physician to advise us on our employee safety protocols. Based on the advice of these experts, we have put in place a range of safety modifications and guidelines in our factories, distribution centers and offices to ensure that we can operate safely, including but not limited to:

•	engaging a third party to conduct employee temperature checks prior to entering our production facilities;

•	conducting extensive cleaning and sanitation of workstations and common areas before, during, and after each shift;

•	employing social distancing guidelines and modifications at workspaces and in break areas;

•	staggering between shift changes and breaks;

•	relaxing attendance requirements and enhancing our paid leave policy;

•	implementing quarantine protocols in the event of confirmed or suspected cases of COVID-19;

•	providing a $300 bonus for each of our front-line employees in late March and temporarily increasing the wage rate for our hourly front-line employees by $2 per hour beginning in April;

•	establishing business travel restrictions; and

•	working from home whenever possible, consistent with the applicable stay-at-home order.
With respect to our second priority, as of the date of this filing, there has been no material adverse change in our ability to manufacture and distribute our products. We have not experienced any significant disruptions to our shipping or warehousing operations or sourcing of raw materials. We have also secured additional second-sourcing options as needed to help limit the risk of supply disruptions.
We continue to monitor the COVID-19 situation and related guidance from authorities, including federal, state and local public health departments, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plans. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impact of COVID-19 on our results of operations, financial condition, or cash flows in the future. However, COVID-19 could have a material adverse impact on our future revenue growth as well as our overall profitability and may lead to higher-than-normal inventory levels, revised payment terms with certain of our customers, additional reserves for inventory and receivables, and higher plant operating costs.
During the three months ended June 30, 2020, the effects of COVID-19 and the related actions undertaken in the U.S. to attempt to control its spread, specifically the restriction of restaurant dine-in purchases and imposition of stay-at-home orders, negatively impacted the operating results of our Foodservice segment. Our Foodservice segment net sales for the fourth quarter declined 24% to $128.4 million while segment operating income fell 45% to $10.1 million. After a very slow start in April, consumer demand at quick-service restaurants made a strong recovery in May and June, and sales for other restaurants also improved notably throughout the quarter.
With respect to our Retail segment, the impact of COVID-19 resulted in higher sales during the three months ended June 30, 2020 as consumer demand in the retail channel remained elevated.
We continue to operate from a position of financial strength and believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to our access to capital under our unsecured revolving credit facility, should be adequate to meet our liquidity needs over the next 12 months. We have placed a greater emphasis on tracking the financial strength of our customers and suppliers and taking actions, where determined necessary, to limit our financial exposure and operational risks. Additional details regarding our financial strength are provided in the “Financial Condition” section below.

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Years Ended June 30,			Change
	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Net Sales	$1,334,388	$1,307,787	$1,222,925	$26,601	2%	$84,862	7%
Cost of Sales	976,352	981,589	919,419	(5,237)	(1)%	62,170	7%
Gross Profit	358,036	326,198	303,506	31,838	10%	22,692	7%
Gross Margin	26.8%	24.9%	24.8%
Selling, General and Administrative Expenses	180,945	149,811	129,906	31,134	21%	19,905	15%
Change in Contingent Consideration	257	(16,180)	2,052	16,437	(102)%	(18,232)	N/M
Restructuring and Impairment Charges	886	1,643	—	(757)	(46)%	1,643	N/M
Operating Income	175,948	190,924	171,548	(14,976)	(8)%	19,376	11%
Operating Margin	13.2%	14.6%	14.0%
Other, Net	3,129	4,618	2,655	(1,489)	(32)%	1,963	74%
Income Before Income Taxes	179,077	195,542	174,203	(16,465)	(8)%	21,339	12%
Taxes Based on Income	42,094	44,993	38,889	(2,899)	(6)%	6,104	16%
Effective Tax Rate	23.5%	23.0%	22.3%
Net Income	$136,983	$150,549	$135,314	$(13,566)	(9)%	$15,235	11%
Diluted Net Income Per Common Share	$4.97	$5.46	$4.92	$(0.49)	(9)%	$0.54	11%
Net Sales
Consolidated net sales for the year ended June 30, 2020 increased 2% to a new record of $1,334 million from the prior-year record total of $1,308 million. This growth was driven by an increase in Retail net sales, particularly in the second half of the year, partially offset by a decline in Foodservice net sales.
The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2020	2019	2018
Segment Sales Mix:
Retail	54%	50%	53%
Foodservice	46%	50%	47%
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit increased 10% to $358.0 million in 2020 compared to $326.2 million in 2019 driven by the higher sales volumes in Retail, our cost savings programs, including continued contributions from our strategic procurement and transportation management initiatives, improved net price realization and lower commodity costs. Offsets to gross profit growth included higher manufacturing costs and other expenses resulting from the impacts of COVID-19.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 21% to $180.9 million in 2020 as expenditures for Project Ascent increased $16.3 million to $18.0 million. Investments in technology and IT infrastructure, a write-off of engineering costs for a dressing plant expansion project and other expenses attributed to the impacts of COVID-19, and a higher level of consumer promotional spending also contributed to the rise in SG&A expenses. Shifts in demand between our Retail and Foodservice segments led us to cancel the plant expansion project. Project Ascent expenses are included within Corporate Expenses. A portion of the costs classified as Project Ascent expenses represent ongoing costs that will continue subsequent to ERP implementation.

	Year Ended June 30,			Change
(Dollars in thousands)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
SG&A Expenses - Excluding Project Ascent	$162,910	$148,031	$129,906	$14,879	10%	$18,125	14%
Project Ascent Expenses	18,035	1,780	—	16,255	913%	1,780	N/M
Total SG&A Expenses	$180,945	$149,811	$129,906	$31,134	21%	$19,905	15%
Change in Contingent Consideration
The change in contingent consideration resulted in expense of $0.3 million in 2020 compared to a net benefit of $16.2 million in 2019, which included a $17.1 million reduction in the fair value of the contingent consideration liability for Angelic Bakehouse, Inc. (“Angelic”) as a result of our 2019 fair value measurements. See further discussion in Note 3 to the consolidated financial statements. Given the nature of Angelic’s sales and historical accounting treatment, the entire adjustment related to Angelic’s contingent consideration was recorded within the Retail segment.
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
During 2020 and 2019, we recorded restructuring and impairment charges of $0.9 million and $1.6 million, respectively. The restructuring and impairment charges, which consisted of one-time termination benefits, fixed asset impairment charges and other closing costs, were not allocated to our two reportable segments due to their unusual nature. We do not expect any additional charges attributed to this plant closure.
Operating Income
Operating income decreased 8% to $175.9 million in 2020 driven by the impact of the prior-year’s favorable adjustment related to Angelic’s contingent consideration, increased expenditures for Project Ascent, higher costs attributed to the impacts of COVID-19 and increased investments in technology and IT infrastructure. These unfavorable factors were partially offset by the more favorable sales mix, our cost savings programs, improved net price realization and lower commodity costs. See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on Income
Our effective tax rate was 23.5% and 23.0% in 2020 and 2019, respectively. See Note 9 to the consolidated financial statements for a reconciliation of the statutory rate to the effective rate.
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For 2020 and 2019, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.8%.
Earnings Per Share
As influenced by the factors discussed above, particularly the increased expenditures for Project Ascent and costs attributed to the impacts of COVID-19 in 2020 and the reduction in fair value of Angelic’s contingent consideration in 2019, diluted net income per share totaled $4.97 in 2020, a decrease from the 2019 total of $5.46 per diluted share. Diluted weighted average common shares outstanding for each of the years ended June 30, 2020 and 2019 have remained relatively stable.
In 2020, expenditures for Project Ascent reduced diluted earnings per share by $0.50. Certain costs attributed to the impacts of COVID-19, including the temporary increase in pay for our front-line employees, the write-off of engineering costs for a canceled dressing plant expansion project and an increase in the Foodservice inventory reserve, had an unfavorable impact of $0.28 per diluted share in 2020. The restructuring and impairment charge also reduced diluted earnings per share in 2020 by $0.02. In 2019, the after-tax benefit from the reduction in the fair value of Angelic’s contingent consideration liability was $0.48 per diluted share while Project Ascent expenditures reduced diluted earnings per share by $0.05 and the restructuring and impairment charge had an unfavorable impact of $0.05 per diluted share.

RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Net Sales	$714,127	$656,621	$650,234	$57,506	9%	$6,387	1%
Operating Income	$142,822	$135,093	$126,400	$7,729	6%	$8,693	7%
Operating Margin	20.0%	20.6%	19.4%
In 2020, net sales for the Retail segment reached a record $714.1 million, a 9% increase from the prior-year total of $656.6 million as higher retail channel demand attributed to the impacts of COVID-19 and contributions from shelf-stable dressings and sauces sold under license agreements, including new product introductions, drove Retail sales gains. Higher sales volumes for frozen garlic bread and frozen dinner rolls, along with some beneficial net price realization, also added to the growth in Retail net sales.
In 2020, Retail segment operating income increased $7.7 million, or 6%, to $142.8 million. Retail segment operating income benefited from the increase in sales, our ongoing cost savings programs, improved net price realization and lower commodity costs as partially offset by higher trade and consumer promotional spending. The prior-year results were favorably impacted by the $17.1 million reduction in the fair value of Angelic’s contingent consideration liability.
Foodservice Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Net Sales	$620,261	$651,166	$572,691	$(30,905)	(5)%	$78,475	14%
Operating Income	$66,480	$73,828	$58,440	$(7,348)	(10)%	$15,388	26%
Operating Margin	10.7%	11.3%	10.2%
In 2020, Foodservice net sales decreased 5% to $620.3 million from the 2019 total of $651.2 million. After growth of 7% in the first half of the fiscal year, Foodservice net sales declined 16% in the second half as consumer demand shifted away from the foodservice channel due to the impacts of COVID-19. Excluding all sales resulting from the November 2018 acquisition of Omni, total Foodservice net sales declined 5%. Omni sales attributed to a temporary supply agreement totaled $22.3 million in the current fiscal year compared to $19.4 million last year.
In 2020, the $7.3 million decline in Foodservice segment operating income and decrease in operating margin was primarily due to the sales decline, reduced absorption of fixed production costs resulting from the lower sales volumes and other costs attributed to the impacts of COVID-19, including the cancelation of the dressing plant expansion project, an inventory write-down and the temporary increase in hourly wages for our front-line employees.
Corporate Expenses
The 2020 corporate expenses totaled $32.5 million as compared to $16.4 million in 2019. The increase was driven by expenditures for Project Ascent, which totaled $18.0 million in 2020 as compared to $1.8 million in 2019. In 2020, we also capitalized an additional $8.9 million of ERP-related expenditures for application development stage activities.
LOOKING FORWARD
For 2021, we expect Retail segment sales will continue to benefit from the growth in shelf-stable dressings and sauces sold under license agreements, including sales gains for Chick-fil-A® sauces following a successful pilot test that was launched in March 2020, expanded geographic distribution of Buffalo Wild Wings® sauces in single bottles and growth in the dollar and value channels for Olive Garden® dressings. We also anticipate both our Retail and Foodservice segment sales will continue to be impacted by the COVID-19 pandemic, which has caused shifts in consumer demand between the retail and foodservice channels. The extent of this impact on our 2021 results is very difficult to predict due to ongoing regional ebbs and flows of COVID-19 cases and the associated loosening and tightening of stay-at-home orders and other restrictions and guidelines that create uncertainty for the restaurant industry and consumer behavior over an unpredictable timeline.
Based on current market conditions, following a year in which commodity costs were notably favorable, we expect commodity costs to increase in 2021. Our cost savings programs and pricing initiatives will help to offset these increased costs. Our 2021 SG&A expenses will continue to include Project Ascent expenses.
We will continue to consider acquisition opportunities that represent good value and are consistent with our growth strategy or otherwise provide significant strategic benefits.
Our exposure to volatile swings in food commodity costs will continue to be managed and mitigated through a strategic forward purchasing program for certain key materials such as soybean oil and flour. For a more-detailed discussion of the effect of commodity costs, see the “Impact of Inflation” section of this MD&A below. Changes in other notable recurring costs, such as marketing, transportation, production costs and introductory costs for new products, may also impact our overall results.
We will continue to periodically reassess our allocation of capital to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders.
FINANCIAL CONDITION
Liquidity and Capital Resources
We maintain sufficient flexibility in our capital structure to ensure our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and opportunistic share repurchases. Our balance sheet maintained fundamental financial strength during 2020 as we ended the year with $198 million in cash and equivalents, along with shareholders’ equity of $783 million and no debt.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at June 30, 2020. At June 30, 2020, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2020, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At June 30, 2020, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. Based on our current plans and expectations, we believe our capital expenditures for 2021 could total between $65 and $85 million. In addition, we will also continue to evaluate other potentially significant investments, such as a plant expansion, new plant construction or brownfield investment, to meet increasing demand for our dressing and sauce products. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations.
Cash Flows

	Year Ended June 30,			Change
(Dollars in thousands)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Provided By Operating Activities	$170,769	$197,598	$160,714	$(26,829)	(14)%	$36,884	23%
Used In Investing Activities	$(83,265)	$(126,861)	$(31,452)	$43,596	34%	$(95,409)	N/M
Used In Financing Activities	$(85,519)	$(80,201)	$(66,614)	$(5,318)	(7)%	$(13,587)	(20)%
Cash provided by operating activities remains the primary source for funding our investing and financing activities, as well as financing our organic growth initiatives.
Cash provided by operating activities in 2020 totaled $170.8 million, a decrease of 14% as compared with the 2019 total of $197.6 million. The 2020 decrease was due to the year-over-year change in net working capital and lower net income, as partially offset by the impact of the prior-year reduction in the fair value of Angelic’s contingent consideration.
Cash used in investing activities totaled $83.3 million in 2020 as compared to $126.9 million in 2019. The 2020 decrease primarily reflects the impact of the prior-year second quarter acquisitions of Bantam and Omni as partially offset by a higher level of payments for property additions in the current year. The year-over-year increase in our capital expenditures includes spending on a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky that was completed in January 2020 and the purchase of the Omni manufacturing facility that was previously leased. Payments for property additions totaled $82.6 million in 2020 compared to $70.9 million in 2019.

Financing activities used net cash totaling $85.5 million and $80.2 million in 2020 and 2019, respectively. In general, cash used in financing activities reflects the payment of dividends and share repurchases. The 2020 increase was primarily due to higher dividend payments. The regular dividend payout rate for 2020 was $2.75 per share, as compared to $2.55 per share in 2019. This past fiscal year marked the 57th consecutive year in which our dividend rate was increased.
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
We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of June 30, 2020.
The following table summarizes our contractual obligations as of June 30, 2020 (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Finance Lease Obligations (1)	$2,293	$638	$1,265	$390	$—
Operating Lease Obligations (1)	26,470	7,404	10,591	5,569	2,906
Purchase Obligations (2)	234,339	206,046	25,211	2,851	231
Other Noncurrent Liabilities (as reflected on Consolidated Balance Sheet) (3)	10,132	—	942	9,190	—
Total	$273,234	$214,088	$38,009	$18,000	$3,137

(1)
Finance leases are primarily entered into for certain equipment and warehouse facilities. Operating leases are primarily entered into for warehouse and office facilities and certain equipment. See Note 5 to the consolidated financial statements for further information.

(2)	Purchase obligations represent purchase orders and longer-term purchase arrangements related to the procurement of raw materials, supplies, services, and property, plant and equipment.

(3)
This amount does not include $20.0 million of other noncurrent liabilities recorded on the balance sheet, which largely consist of the underfunded defined benefit pension liability, other post employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation. These items are excluded, as it is not certain when these liabilities will become due. See Notes 9, 12 and 13 to the consolidated financial statements for further information.

IMPACT OF INFLATION
Our business results can be influenced by significant changes in the costs of our raw materials, packaging and freight. We attempt to mitigate the impact of inflation on our raw materials by entering into longer-term fixed-price contracts for a portion of our most significant commodities, soybean oil and flour. We have also implemented a procurement strategy for a portion of our egg needs through the use of grain-based pricing contracts to reduce our exposure to egg market spot prices. With regard to freight costs, during 2019 we added more dedicated carriers to our overall transportation network to help reduce our exposure to spot freight rates. In 2019 we also implemented a transportation management system which improved the efficiency of our internal freight management processes and also allowed us to secure more competitive freight rates. Nonetheless, we remain exposed to events and trends in the marketplace for our other raw-material, packaging and freight costs. While we attempt to pass through sustained increases in raw-material costs, any such price adjustments will often lag the changes in the related input costs.
In 2020, commodity costs were modestly favorable driven by lower costs for eggs, soybean oil and flour. Packaging materials and freight costs were also favorable in 2020. Our strategic procurement programs, transportation management system and other cost savings initiatives also helped to reduce our expenditures on commodities, packaging materials and freight in 2020. In 2019, commodity cost inflation moderated to nearly flat compared to 2018 while packaging and freight costs were modestly inflationary.
Looking ahead to 2021, under current market conditions we foresee inflation in commodities. Our ongoing cost savings programs and pricing initiatives will help to offset these higher commodity costs.
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
RAW MATERIAL PRICE RISK
We purchase a variety of commodities and other raw materials, such as soybean oil, flour, eggs and dairy-based materials, which we use to manufacture our products. The market prices for these commodities are subject to fluctuation based upon a number of economic factors and may become volatile at times. While we do not use any derivative commodity instruments to hedge against commodity price risk, we do actively manage a portion of the risk through a structured forward purchasing program for certain key materials such as soybean oil and flour. In addition, we have implemented a procurement strategy for a portion of our egg needs through the use of grain-based pricing contracts to reduce our exposure to egg market spot prices. These programs, coupled with short-term fixed price arrangements on other significant raw materials, provide us more predictable input costs, which, in addition to the supply contracts with our foodservice customers that allow us to pass along price increases for commodities, help to stabilize our margins during periods of significant volatility in the commodity markets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lancaster Colony Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases effective July 1, 2019, due to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).

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

Fair Value - Contingent Consideration (Level 3 Liabilities) - Refer to Note 3 in the Financial Statements

Critical Audit Matter Description

The Company has contingent consideration liabilities whose fair values are based on complex models and unobservable inputs. The contingent consideration liabilities resulted from the earn-out provisions associated with the Company’s October 19, 2018 acquisition of Bantam Bagels and November 17, 2016 acquisition of Angelic Bakehouse. The terms of these acquisitions specify that the sellers may receive an earn-out payment as part of the overall consideration in the transactions based upon a pre-determined contractual formula at a specified future date. Under accounting principles generally accepted in the United States of America, these liabilities are generally classified as Level 3 liabilities and are marked to fair value on a recurring basis.

Unlike the fair value of other assets and liabilities that are readily observable, and therefore, more easily independently corroborated, the valuation of Level 3 liabilities is inherently subjective, and often involves the use of complex models and unobservable inputs. The contingent consideration of Bantam Bagels is valued using a Monte Carlo simulation that randomly changes revenue growth, forecasted adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the related acquisition agreement, and other uncertain variables to estimate fair value using a discount rate. The contingent consideration of Angelic Bakehouse is valued using a present value approach that incorporates factors such as a revenue growth rate, discount rate, and forecasted adjusted EBITDA, as defined in the related acquisition agreement, to estimate fair value.
We identified these Level 3 liabilities as a critical audit matter because of the complex models and unobservable inputs management uses to estimate fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of the models and inputs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the complex models and unobservable inputs used by management to estimate the fair value of the Level 3 liabilities included the following, among others:

•	We tested the effectiveness of controls over management’s valuation of Level 3 liabilities, including those related to the complex models and the significant inputs that are not readily observable.

•	We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent results, taking into account changes in market conditions.

•	We compared management’s assumptions to external sources. These assumptions included the discount rates and future revenue growth affecting the forecasted adjusted EBITDA used in the valuation models.

•	With the assistance of our fair value specialists, we developed independent fair value estimates and compared our results to the Company’s estimates.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 27, 2020

We have served as the Company’s auditor since 1961.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(Amounts in thousands, except share data)	2020	2019
ASSETS
Current Assets:
Cash and equivalents	$198,273	$196,288
Receivables	86,604	75,691
Inventories:
Raw materials	34,374	30,647
Finished goods	50,674	55,425
Total inventories	85,048	86,072
Other current assets	15,687	10,518
Total current assets	385,612	368,569
Property, Plant and Equipment:
Land, buildings and improvements	186,542	163,094
Machinery and equipment	388,929	340,232
Total cost	575,471	503,326
Less accumulated depreciation	282,183	256,282
Property, plant and equipment-net	293,288	247,044
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	65,216	70,277
Operating lease right-of-use assets	22,977	—
Other noncurrent assets	17,889	11,138
Total	$993,353	$905,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$71,433	$76,670
Accrued liabilities	54,826	43,036
Total current liabilities	126,259	119,706
Noncurrent Operating Lease Liabilities	17,893	—
Other Noncurrent Liabilities	31,661	35,938
Deferred Income Taxes	34,240	22,882
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-2020-27,523,935 shares; 2019-27,491,497 shares	125,153	122,844
Retained earnings	1,421,121	1,359,782
Accumulated other comprehensive loss	(12,070)	(10,308)
Common stock in treasury, at cost	(750,904)	(745,445)
Total shareholders’ equity	783,300	726,873
Total	$993,353	$905,399
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
(Amounts in thousands, except per share data)	2020	2019	2018
Net Sales	$1,334,388	$1,307,787	$1,222,925
Cost of Sales	976,352	981,589	919,419
Gross Profit	358,036	326,198	303,506
Selling, General and Administrative Expenses	180,945	149,811	129,906
Change in Contingent Consideration	257	(16,180)	2,052
Restructuring and Impairment Charges	886	1,643	—
Operating Income	175,948	190,924	171,548
Other, Net	3,129	4,618	2,655
Income Before Income Taxes	179,077	195,542	174,203
Taxes Based on Income	42,094	44,993	38,889
Net Income	$136,983	$150,549	$135,314
Net Income Per Common Share:
Basic	$4.98	$5.48	$4.93
Diluted	$4.97	$5.46	$4.92
Weighted Average Common Shares Outstanding:
Basic	27,448	27,438	27,403
Diluted	27,496	27,537	27,459
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
(Amounts in thousands)	2020	2019	2018
Net Income	$136,983	$150,549	$135,314
Other Comprehensive (Loss) Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Net (loss) gain arising during the period, before tax	(2,662)	(2,902)	3,041
Amortization of loss, before tax	546	410	536
Amortization of prior service credit, before tax	(182)	(182)	(182)
Total Other Comprehensive (Loss) Income, Before Tax	(2,298)	(2,674)	3,395
Tax Attributes of Items in Other Comprehensive (Loss) Income:
Net (loss) gain arising during the period, tax	622	678	(710)
Amortization of loss, tax	(128)	(96)	(180)
Amortization of prior service credit, tax	42	43	61
Total Tax Benefit (Expense)	536	625	(829)
Other Comprehensive (Loss) Income, Net of Tax	(1,762)	(2,049)	2,566
Comprehensive Income	$135,221	$148,500	$137,880
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
(Amounts in thousands)	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$136,983	$150,549	$135,314
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	37,963	31,848	26,896
Change in contingent consideration	257	(16,180)	2,052
Deferred income taxes and other changes	11,402	7,336	(8,502)
Stock-based compensation expense	6,115	5,972	5,039
Restructuring and impairment charges	(268)	1,643	—
Loss (gain) on sale of property	315	(13)	(10)
Pension plan activity	(578)	(749)	(434)
Changes in operating assets and liabilities:
Receivables	(10,913)	(748)	(3,040)
Inventories	1,024	6,282	(14,485)
Other current assets	(14,267)	(3,085)	2,164
Accounts payable and accrued liabilities	2,736	14,743	15,720
Net cash provided by operating activities	170,769	197,598	160,714
Cash Flows From Investing Activities:
Payments for property additions	(82,642)	(70,880)	(31,025)
Cash paid for acquisitions, net of cash acquired	—	(55,364)	(318)
Proceeds from sale of property	129	169	38
Other-net	(752)	(786)	(147)
Net cash used in investing activities	(83,265)	(126,861)	(31,452)
Cash Flows From Financing Activities:
Payment of dividends	(75,644)	(70,110)	(64,531)
Purchase of treasury stock	(5,459)	(7,411)	(1,102)
Tax withholdings for stock-based compensation	(3,806)	(2,360)	(981)
Other-net	(610)	(320)	—
Net cash used in financing activities	(85,519)	(80,201)	(66,614)
Net change in cash and equivalents	1,985	(9,464)	62,648
Cash and equivalents at beginning of year	196,288	205,752	143,104
Cash and equivalents at end of year	$198,273	$196,288	$205,752
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2017	27,448	$115,174	$1,206,671	$(8,936)	$(736,932)	$575,977
Net income			135,314			135,314
Net pension and postretirement benefit gains, net of $829 tax effect				2,566		2,566
Tax Cuts and Jobs Act of 2017, Reclassification from accumulated other comprehensive loss to retained earnings			1,889	(1,889)		—
Cash dividends - common stock ($2.35 per share)			(64,531)			(64,531)
Purchase of treasury stock	(9)				(1,102)	(1,102)
Stock-based plans	49	(981)				(981)
Stock-based compensation expense		5,039				5,039
Balance, June 30, 2018	27,488	119,232	1,279,343	(8,259)	(738,034)	652,282
Net income			150,549			150,549
Net pension and postretirement benefit losses, net of ($625) tax effect				(2,049)		(2,049)
Cash dividends - common stock ($2.55 per share)			(70,110)			(70,110)
Purchase of treasury stock	(48)				(7,411)	(7,411)
Stock-based plans	51	(2,360)				(2,360)
Stock-based compensation expense		5,972				5,972
Balance, June 30, 2019	27,491	122,844	1,359,782	(10,308)	(745,445)	726,873
Net income			136,983			136,983
Net pension and postretirement benefit losses, net of ($536) tax effect				(1,762)		(1,762)
Cash dividends - common stock ($2.75 per share)			(75,644)			(75,644)
Purchase of treasury stock	(38)				(5,459)	(5,459)
Stock-based plans	71	(3,806)				(3,806)
Stock-based compensation expense		6,115				6,115
Balance, June 30, 2020	27,524	$125,153	$1,421,121	$(12,070)	$(750,904)	$783,300
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Purchases of property, plant and equipment included in Accounts Payable and excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows at June 30 were as follows:

	2020	2019	2018
Construction in progress in Accounts Payable	$2,909	$7,852	$2,070

The following table sets forth depreciation expense, including finance lease amortization, in each of the years ended June 30:

	2020	2019	2018
Depreciation expense	$31,604	$26,751	$22,168

Deferred Software Costs
We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in Other Current Assets or Other Noncurrent Assets and are amortized on a straight-line basis over the estimated useful life. In 2020 and 2019, we capitalized $10.3 million and $1.7 million, respectively, of deferred software costs related to cloud computing arrangements.
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
Shareholders’ Equity
We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock without par value and 1,150,000 shares of Class C Nonvoting Preferred Stock without par value. Our Board of Directors approved a share repurchase authorization of 2,000,000 common shares in November 2010. At June 30, 2020, 1,315,911 common shares remained authorized for future purchase.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Revenue Recognition
When Performance Obligations Are Satisfied
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The singular performance obligation of our customer contracts is determined by each individual purchase order and the respective food products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to our customer. Specifically, control transfers to our customers when the product is delivered to or picked up by our customers based upon applicable shipping terms, as our customers can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. The performance obligations in our customer contracts are generally satisfied within 30 days. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of June 30, 2020.
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
Distribution
Distribution fees billed to customers are included in Net Sales. All distribution costs associated with outbound freight are accounted for as fulfillment costs and are included in Cost of Sales; this includes distribution costs incurred after control over a product has transferred to a customer, as we have chosen to use the available practical expedient to account for these costs within our cost of sales.
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
Contract Balances
We do not have deferred revenue or unbilled receivable balances and thus do not have any related contract asset and liability balances as of June 30, 2020.
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

	2020	2019	2018
Advertising expense as a percentage of net sales	2%	2%	2%

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
Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets will be realized and thus we have not recorded any valuation allowance for the years ended June 30, 2020 or 2019.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	2020	2019	2018
Net income	$136,983	$150,549	$135,314
Net income available to participating securities	(278)	(259)	(271)
Net income available to common shareholders	$136,705	$150,290	$135,043

Weighted average common shares outstanding - basic	27,448	27,438	27,403
Incremental share effect from:
Nonparticipating restricted stock	2	2	3
Stock-settled stock appreciation rights	46	97	53
Weighted average common shares outstanding - diluted	27,496	27,537	27,459

Net income per common share - basic	$4.98	$5.48	$4.93
Net income per common share - diluted	$4.97	$5.46	$4.92

Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets – net income and other comprehensive income (loss). Included in other comprehensive income (loss) are pension and postretirement benefits adjustments.
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	2020	2019
Accumulated other comprehensive loss at beginning of year	$(10,308)	$(8,259)
Defined Benefit Pension Plan Items:
Net loss arising during the period	(2,597)	(2,771)
Amortization of unrecognized net loss (1)	572	447
Postretirement Benefit Plan Items: (2)
Net loss arising during the period	(65)	(131)
Amortization of unrecognized net gain	(26)	(37)
Amortization of prior service credit	(182)	(182)
Total other comprehensive loss, before tax	(2,298)	(2,674)
Total tax benefit	536	625
Other comprehensive loss, net of tax	(1,762)	(2,049)
Accumulated other comprehensive loss at end of year	$(12,070)	$(10,308)

(1)	Included in the computation of net periodic benefit income/cost. See Note 12 for additional information.

(2)	Additional disclosures for postretirement benefits are not included as they are not considered material.
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
Our contingent consideration, which resulted from the earn-outs associated with our acquisitions of Bantam and Angelic Bakehouse, Inc. (“Angelic”), is measured at fair value on a recurring basis and is included in Other Noncurrent Liabilities on the Consolidated Balance Sheets. The following table summarizes our contingent consideration as of June 30:

	Fair Value Measurements at June 30, 2020
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$9,157	$9,157
Contingent consideration - Angelic	—	—	—	—
Total contingent consideration	$—	$—	$9,157	$9,157

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$8,900	$8,900
Contingent consideration - Angelic	$—	$—	$—	$—
Total contingent consideration	$—	$—	$8,900	$8,900

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
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	2020	2019
Contingent consideration at beginning of year	$8,900	$—
Initial fair value - additions	—	8,000
Change in contingent consideration included in operating income	257	900
Contingent consideration at end of year	$9,157	$8,900

Angelic Contingent Consideration
This contingent consideration resulted from the earn-out associated with our November 17, 2016 acquisition of Angelic. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic for fiscal 2021. The initial fair value of the contingent consideration was determined to be $13.9 million. The fair value is measured on a recurring basis using a present value approach, which incorporates factors such as revenue growth and forecasted adjusted EBITDA, to estimate an expected value. We record the present value of this amount by applying a discount rate. As this fair value measurement is based on significant inputs not observable in the market, it represents a Level 3 measurement within the fair value hierarchy. Our 2019 fair value measurements resulted in a $17.1 million reduction in the fair value of Angelic’s contingent consideration based on a change in Angelic’s forecasted adjusted EBITDA for fiscal 2021. This adjustment was recorded in our Retail segment. Our 2020 fair value measurements indicated no change to Angelic’s contingent consideration based on Angelic’s forecasted adjusted EBITDA for fiscal 2021, and no fair value adjustments were made.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Angelic’s contingent consideration:

	2020	2019
Contingent consideration at beginning of year	$—	$17,080
Change in contingent consideration included in operating income	—	(17,080)
Contingent consideration at end of year	$—	$—

Note 4 – Long-Term Debt
On March 19, 2020, in the ordinary course of business, we entered into a new unsecured revolving credit facility (“New Credit Facility”), replacing the previous facility discussed below which was to expire in April 2021. The material terms and covenants of the New Credit Facility are substantially similar to our previous credit facility.
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
At June 30, 2020 and 2019, we had no borrowings outstanding under these facilities. At June 30, 2020 and 2019, we had $2.8 million and $5.1 million, respectively, of standby letters of credit outstanding, which reduced the amount available for borrowing under these facilities. We paid no interest in 2020 and 2019.

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
We have finance leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. These leases are generally for manufacturing and non-manufacturing equipment used in our business and warehouse facilities. The remaining lease terms for these finance leases range from 3 years to 5 years.
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
As of June 30, 2020, the weighted-average discount rate of our operating and finance leases was 3.0% and 3.6%, respectively.

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
Amounts Recognized in the Financial Statements
The components of lease expense for the year ended June 30 have been provided as follows:

2020
Operating lease cost in Cost of Sales and Selling, General and Administrative Expenses	$8,726
Finance lease cost:
Amortization of assets in Cost of Sales	$335
Interest on lease liabilities in Other, Net	73
Total finance lease cost	$408
Short-term lease cost in Cost of Sales and Selling, General and Administrative Expenses	2,405
Total net lease cost	$11,539

Supplemental balance sheet information related to leases at June 30 is as follows:

2020
Operating Leases
Operating Lease Right-Of-Use Assets	$22,977

Current operating lease liabilities in Accrued Liabilities	$6,766
Noncurrent Operating Lease Liabilities	17,893
Total operating lease liabilities	$24,659

Finance Leases
Finance lease right-of-use assets in Property, Plant and Equipment-Net	$2,346

Current finance lease liabilities in Accrued Liabilities	$571
Noncurrent finance lease liabilities in Other Noncurrent Liabilities	1,580
Total finance lease liabilities	$2,151

Supplemental cash flow information related to leases for the year ended June 30 is as follows:

2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,923
Operating cash flows from finance leases	$73
Financing cash flows from finance leases	$432

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$5,611
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$5,765

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

As of June 30, 2020, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2021	$7,404	$638
2022	5,982	638
2023	4,609	627
2024	3,791	256
2025	1,778	134
Thereafter	2,906	—
Total minimum payments	$26,470	$2,293
Less amount representing interest	(1,811)	(142)
Present value of lease obligations	$24,659	$2,151
As of June 30, 2020, the weighted-average remaining term of our operating and finance leases was 4.7 years and 3.8 years, respectively.
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

Note 6 – Contingencies
In addition to the items discussed below, at June 30, 2020, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In the U.S., state and local governments recommended or mandated actions to slow the transmission of COVID-19. We are monitoring the evolving situation and guidance from authorities, including federal, state and local public health departments. We continue to review the carrying value of our assets and, as needed, have recorded additional reserves for inventory and receivables related to the impact of COVID-19 on our Foodservice segment. The future impact of COVID-19 on our results of operations, financial condition, and cash flows is contingent upon the duration and severity of the outbreak.
Our acquisitions of Angelic and Bantam included provisions for contingent consideration for the earn-outs associated with these transactions. See further discussion in Note 3.
25% of our employees are represented under various collective bargaining contracts. The labor contract for our Bedford Heights, Ohio plant facility, which produces various garlic bread products, will expire on October 31, 2020. 6% of our employees are represented under this collective bargaining contract. None of our other collective bargaining contracts will expire within one year.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 7 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at June 30, 2020 and 2019.

The following table summarizes our identifiable other intangible assets at June 30:

	2020	2019
Tradenames (20 to 30-year life)
Gross carrying value	$63,121	$63,121
Accumulated amortization	(9,925)	(7,335)
Net carrying value	$53,196	$55,786
Customer Relationships (10 to 15-year life)
Gross carrying value	$17,507	$17,507
Accumulated amortization	(11,094)	(9,641)
Net carrying value	$6,413	$7,866
Technology / Know-how (10-year life)
Gross carrying value	$8,950	$8,950
Accumulated amortization	(3,396)	(2,501)
Net carrying value	$5,554	$6,449
Non-compete Agreements (5-year life)
Gross carrying value	$791	$791
Accumulated amortization	(738)	(615)
Net carrying value	$53	$176
Total net carrying value	$65,216	$70,277

Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows in each of the years ended June 30:

	2020	2019	2018
Amortization expense	$5,061	$4,599	$3,986

Total annual amortization expense for each of the next five years is estimated to be as follows:

2021	$4,976
2022	$4,902
2023	$4,343
2024	$4,343
2025	$4,083

Note 8 – Liabilities
Accrued liabilities at June 30 were composed of:

	2020	2019
Compensation and employee benefits	$32,818	$28,672
Distribution	7,148	7,730
Operating leases	6,766	—
Marketing	1,525	561
Other taxes	1,392	1,219
Other	5,177	4,854
Total accrued liabilities	$54,826	$43,036

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Other noncurrent liabilities at June 30 were composed of:

	2020	2019
Workers compensation	$9,701	$11,732
Contingent consideration	9,157	8,900
Deferred compensation and accrued interest	4,390	4,740
Pension benefit liability	3,540	2,043
Postretirement benefit liability	1,207	1,075
Gross tax contingency reserve	968	942
Other	2,698	6,506
Total other noncurrent liabilities	$31,661	$35,938

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
We file a consolidated federal income tax return. Taxes based on income for the years ended June 30 have been provided as follows:

	2020	2019	2018
Currently payable:
Federal	$23,392	$30,220	$40,766
State and local	6,808	8,070	7,355
Total current provision	30,200	38,290	48,121
Deferred federal, state and local provision (benefit)	11,894	6,703	(9,232)
Total taxes based on income	$42,094	$44,993	$38,889

For the years ended June 30, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2020	2019	2018
Statutory rate	21.0%	21.0%	28.1%
State and local income taxes	3.1	3.5	3.0
Net windfall tax benefits - stock-based compensation	(0.8)	(0.8)	(0.4)
ESOP dividend deduction	(0.1)	(0.1)	(0.1)
One-time benefit on re-measurement of net deferred tax liability	—	—	(5.5)
Domestic manufacturing deduction for qualified income	—	—	(2.3)
Other	0.3	(0.6)	(0.5)
Effective rate	23.5%	23.0%	22.3%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Our net deferred tax liability for all periods presented in the Consolidated Balance Sheets has been classified as noncurrent. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 were comprised of:

	2020	2019
Deferred tax assets:
Employee medical and other benefits	$8,384	$7,809
Operating lease liabilities	5,713	—
Inventories	2,382	311
Receivables	2,371	2,332
Other accrued liabilities	1,938	2,069
Total deferred tax assets	20,788	12,521
Deferred tax liabilities:
Property, plant and equipment	(30,036)	(16,993)
Goodwill	(11,390)	(10,037)
Intangible assets	(7,848)	(8,295)
Operating lease right-of-use assets	(5,333)	—
Other	(421)	(78)
Total deferred tax liabilities	(55,028)	(35,403)
Net deferred tax liability	$(34,240)	$(22,882)

Prepaid federal income taxes of $5.3 million and $5.2 million were included in Other Current Assets at June 30, 2020 and 2019, respectively.
Net cash payments for income taxes for each of the years ended June 30 were as follows:

	2020	2019	2018
Net cash payments for income taxes	$30,958	$38,644	$46,198

The gross tax contingency reserve at June 30, 2020 was $1.0 million and consisted of estimated tax liabilities of $0.5 million and interest and penalties of $0.5 million. The unrecognized tax benefits recorded as the gross tax contingency reserve noted in the following table for June 30, 2020 and 2019 would affect our effective tax rate, if recognized.
The following table sets forth changes in our total gross tax contingency reserve (including interest and penalties):

	2020	2019
Balance, beginning of year	$1,670	$1,298
Tax positions related to the current year:
Additions	—	87
Reductions	—	—
Tax positions related to prior years:
Additions	51	694
Reductions	(25)	(26)
Settlements	(728)	(383)
Balance, end of year	$968	$1,670

We have not classified any of the gross tax contingency reserve at June 30, 2020 in Accrued Liabilities as none of these amounts are expected to be resolved within the next 12 months. Consequently, the entire liability of $1.0 million was included in Other Noncurrent Liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations.
We recognize interest and penalties related to these tax liabilities in income tax expense. For each of the years ended June 30, we recognized the change in the accrual for net tax-related interest and penalties as follows:

	2020	2019
(Benefit) expense recognized for net tax-related interest and penalties	$(188)	$64

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We had accrued interest and penalties at June 30 as follows:

	2020	2019
Accrued interest and penalties included in the gross tax contingency reserve	$481	$669

We file federal and various state and local income tax returns in the United States. With limited exceptions, we are no longer subject to examination of U.S. federal or state and local income taxes for years prior to 2017.
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
The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments in each of the years ended June 30:

	2020	2019	2018
Retail
Frozen breads	$290,940	$259,290	$252,186
Refrigerated dressings, dips and other	218,125	219,614	226,276
Shelf-stable dressings and croutons	205,062	177,717	171,772
Total Retail net sales	$714,127	$656,621	$650,234
Foodservice
Dressings and sauces	$436,909	$467,364	$430,944
Frozen breads and other	161,093	164,438	141,747
Other roll products	22,259	19,364	—
Total Foodservice net sales	$620,261	$651,166	$572,691
Total net sales	$1,334,388	$1,307,787	$1,222,925

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	2020	2019	2018
Foodservice
National accounts	$459,880	$480,249	$430,680
Branded and other	138,122	151,553	142,011
Other roll products	22,259	19,364	—
Total Foodservice net sales	$620,261	$651,166	$572,691

The following sets forth certain additional financial information attributable to our reportable segments, certain amounts not allocated among our reportable segments and amounts retained at the corporate level for the years ended June 30:

	2020	2019	2018
Net Sales (1) (2)
Retail	$714,127	$656,621	$650,234
Foodservice	620,261	651,166	572,691
Total	$1,334,388	$1,307,787	$1,222,925
Operating Income (2)
Retail	$142,822	$135,093	$126,400
Foodservice	66,480	73,828	58,440
Restructuring and Impairment Charges (3)	(886)	(1,643)	—
Corporate Expenses (4)	(32,468)	(16,354)	(13,292)
Total	$175,948	$190,924	$171,548
Identifiable Assets (1) (5)
Retail & Foodservice (6)	$771,270	$695,872	$589,509
Corporate	222,083	209,527	214,982
Total	$993,353	$905,399	$804,491
Payments for Property Additions
Retail & Foodservice (6)	$82,579	$70,880	$31,025
Corporate	63	—	—
Total	$82,642	$70,880	$31,025
Depreciation and Amortization
Retail & Foodservice (6)	$37,708	$31,595	$26,685
Corporate	255	253	211
Total	$37,963	$31,848	$26,896

(1)	Net sales and long-lived assets are predominately domestic.

(2)	All intercompany transactions have been eliminated.

(3)	Restructuring and impairment charges were not allocated to our two reportable segments due to their unusual nature.

(4)
Our Corporate Expenses include various expenses of a general corporate nature, expenditures for Project Ascent and costs related to certain divested or closed nonfood operations. By their very nature, these costs have not been allocated to the Retail and Foodservice segments.

(5)
Retail and Foodservice identifiable assets include those assets used in our operations and other intangible assets allocated to purchased businesses. Corporate assets consist principally of cash and equivalents. The increase in Retail and Foodservice identifiable assets from June 30, 2019 to June 30, 2020 reflected property additions, notably a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky, as well as operating lease right-of-use assets recorded in 2020 due to the adoption of new accounting guidance. The increase in Retail and Foodservice identifiable assets from June 30, 2018 to June 30, 2019 was due to the acquisitions of Bantam and Omni.

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Retail segment net sales attributable to Walmart Inc. (“Walmart”) and Foodservice segment net sales attributable to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., for each of the years ended June 30 were as follows:

	2020	2019	2018
Net sales to Walmart	$241,699	$222,171	$209,860
As a percentage of consolidated net sales	18%	17%	17%
Net sales to McLane	$174,242	$195,907	$185,226
As a percentage of consolidated net sales	13%	15%	15%

Accounts receivable attributable to Walmart and McLane at June 30 as a percentage of consolidated accounts receivable were as follows:

	2020	2019
Walmart	30%	28%
McLane	10%	9%

Note 11 – Stock-Based Compensation
Our shareholders previously approved the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (the “2015 Plan”). The 2015 Plan reserved 1,500,000 common shares for issuance to our employees and directors. All awards granted under this plan will be exercisable at prices not less than fair market value as of the date of the grant. The vesting period for awards granted under this plan varies as to the type of award granted, and the maximum term of these awards is seven years.
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
In 2020, 2019 and 2018, we granted SSSARs to various employees under the terms of the plans. The following table summarizes information relating to these grants:

	2020	2019	2018
SSSARs granted	180	157	185
Weighted average grant date fair value per right	$24.06	$23.55	$17.85
Weighted average assumptions used in fair value calculations:
Risk-free interest rate	1.17%	2.43%	2.39%
Dividend yield	1.81%	1.68%	1.98%
Volatility factor of the expected market price of our common stock	22.57%	21.77%	22.57%
Expected life in years	4.01	3.04	2.85

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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our SSSARs compensation expense and tax benefits recorded for each of the years ended June 30:

	2020	2019	2018
Compensation expense	$3,049	$3,074	$2,455
Tax benefits	$640	$646	$690
Intrinsic value of exercises	$6,693	$6,008	$2,381

The total fair values of SSSARs vested for each of the years ended June 30 were as follows:

	2020	2019	2018
Fair value of vested rights	$2,972	$3,143	$2,330

 The following table summarizes the activity relating to SSSARs granted under the plans for the year ended June 30, 2020:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	586	$128.23
Exercised	(215)	$113.89
Granted	180	$153.73
Forfeited	(12)	$140.29
Outstanding at end of year	539	$142.16	3.40	$6,976
Exercisable and vested at end of year	208	$131.21	2.39	$4,973
Vested and expected to vest at end of year	511	$143.23	3.47	$6,072

The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2020:

	Outstanding				Exercisable
			Weighted Average
Grant Years	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Exercise Price	Number Exercisable	Weighted Average Exercise Price
2020	$153.71-$154.44	180	4.64	$153.73	—	$—
2019	$148.18-$180.60	148	3.67	$154.62	48	$154.63
2018	$117.76-$124.29	126	2.65	$121.12	75	$121.15
2017	$121.54-$138.96	66	1.66	$134.27	66	$134.27
2016	$101.70	19	0.65	$101.70	19	$101.70

At June 30, 2020, there was $6.1 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In 2020, 2019 and 2018, we granted shares of restricted stock to various employees under the terms of the plans. The following table summarizes information relating to these grants:

	2020	2019	2018
Employees
Restricted stock granted	31	13	27
Grant date fair value	$4,813	$2,030	$3,218
Weighted average grant date fair value per award	$153.72	$154.66	$121.09

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The restricted stock under these employee grants vests on the third anniversary of the grant date. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status.
In 2020, 2019 and 2018, we also granted shares of restricted stock to our nonemployee directors under the terms of the plans. The following table summarizes information relating to each of these grants:

	2020	2019	2018
Nonemployee directors
Restricted stock granted	5	4	6
Grant date fair value	$760	$760	$759
Weighted average grant date fair value per award	$155.70	$180.16	$123.11

The 2020 grant vests over a one-year period, and all of these shares are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests.
The following table summarizes our restricted stock compensation expense and tax benefits recorded for each of the years ended June 30:

	2020	2019	2018
Compensation expense	$3,066	$2,898	$2,584
Tax benefits	$644	$609	$726

The total fair values of restricted stock vested for each of the years ended June 30 were as follows:

	2020	2019	2018
Fair value of vested shares	$2,284	$3,537	$1,508

The following table summarizes the activity relating to restricted stock granted under the plans for the year ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of year	51	$137.17
Granted	36	$153.99
Vested	(16)	$145.28
Forfeited	(2)	$133.79
Unvested restricted stock at end of year	69	$144.27

At June 30, 2020, there was $5.5 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2020	2019
Weighted-average assumption as of June 30
Discount rate	2.49%	3.35%

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2020	2019	2018
Discount rate	3.35%	4.07%	3.68%
Expected long-term return on plan assets	6.50%	7.00%	7.00%

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
The target and actual asset allocations for our plans at June 30 by asset category were as follows:

	Target Percentage of Plan Assets at June 30	Actual Percentage of Plan Assets
	2020	2020	2019
Equity securities	20%-80%	36	53
Fixed income, including cash	20%-80%	64	47
Total		100%	100%

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
We categorize our plan assets within a three-level fair value hierarchy, as previously defined in Note 3. The following table summarizes the fair values and levels, within the fair value hierarchy, for our plan assets at June 30:

	June 30, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$367	$—	$—	$367
Money market funds	1,046	—	—	1,046
U.S. government obligations	—	1,261	—	1,261
Municipal obligations	—	264	—	264
Corporate obligations	—	1,303	—	1,303
Mortgage obligations	—	1,836	—	1,836
Mutual funds fixed income	17,326	—	—	17,326
Mutual funds equity	13,365	—	—	13,365
Total	$32,104	$4,664	$—	$36,768

	June 30, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$559	$—	$—	$559
Money market funds	113	—	—	113
U.S. government obligations	—	2,600	—	2,600
Municipal obligations	—	37	—	37
Corporate obligations	—	3,440	—	3,440
Mortgage obligations	—	3,613	—	3,613
Mutual funds fixed income	6,907	—	—	6,907
Mutual funds equity	19,359	—	—	19,359
Total	$26,938	$9,690	$—	$36,628

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
Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$38,382	$36,892
Interest cost	1,246	1,453
Actuarial loss	2,639	2,342
Benefits paid	(2,298)	(2,305)
Benefit obligation at end of year	$39,969	$38,382

	2020	2019
Change in plan assets
Fair value of plan assets at beginning of year	$36,628	$36,713
Actual return on plan assets	2,344	2,058
Employer contributions	94	162
Benefits paid	(2,298)	(2,305)
Fair value of plan assets at end of year	$36,768	$36,628

	2020	2019
Funded status - net accrued benefit cost	$(3,201)	$(1,754)

	2020	2019
Amounts recognized in the Consolidated Balance Sheets consist of
Prepaid benefit cost (Other Noncurrent Assets)	$339	$289
Accrued benefit liability (Other Noncurrent Liabilities)	(3,540)	(2,043)
Net amount recognized	$(3,201)	$(1,754)

	2020	2019
Accumulated benefit obligation	$39,969	$38,382

The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2020	2019
Benefit obligations	$37,883	$36,167
Fair value of plan assets at end of year	$34,343	$34,124

Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2020	2019
Net actuarial loss	$17,170	$15,145
Income taxes	(4,013)	(3,539)
Total	$13,157	$11,606

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the components of net periodic benefit income for our pension plans at June 30:

	2020	2019	2018
Components of net periodic benefit income
Interest cost	$1,246	$1,453	$1,463
Expected return on plan assets	(2,302)	(2,487)	(2,491)
Amortization of unrecognized net loss	572	447	572
Settlement charge	—	—	42
Net periodic benefit income	$(484)	$(587)	$(414)

We have not yet finalized our anticipated funding level for 2021, but based on initial estimates, we do not expect our 2021 contributions to our pension plans to be material.
Benefit payments estimated for future years are as follows:

2021	$2,425
2022	$2,418
2023	$2,386
2024	$2,390
2025	$2,382
2026 - 2030	$11,361

Note 13 – Defined Contribution and Other Employee Plans
Company-Sponsored Defined Contribution Plans
We sponsor three defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code. Contributions are determined under various formulas, and we contributed to each of these plans in 2020. The employer matching contribution percentage for one of these plans was increased effective January 1, 2019. Costs related to such plans for each of the years ended June 30 were as follows:

	2020	2019	2018
Costs related to company-sponsored defined contribution plans	$4,170	$2,637	$1,352

Multiemployer Plans
In the three years ended June 30, 2020, one of our subsidiaries participated in a multiemployer plan that provides pension benefits to retiree workers under a collective bargaining contract. This plan generally provides for retirement, death and/or termination benefits for eligible employees within the collective bargaining contract, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if a participating employer chooses to stop participating in the multiemployer plan, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Our participation in this multiemployer pension plan for the three years ended June 30, 2020 is reflected in the following table. All information in the table is as of December 31 of the relevant year, except contributions which are based on our fiscal year, or except as otherwise noted. The EIN-PN column provides the Employer Identification Number (“EIN”) and the Plan Number (“PN”). The pension protection act zone status is based on information that we received from the plan. Among other factors, generally, plans in critical status (red zone) are less than 65 percent funded, plans in endangered or seriously endangered status (yellow zone or orange zone, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the green zone. The FIP/RP status pending/implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. There have been no significant changes that affect the comparability of 2020, 2019 or 2018 contributions.

		Pension Protection Act Zone Status			Fiscal Year Contributions
Plan Name	EIN/PN	2019	2018	FIP/RP Status Pending / Implemented	2020	2019	2018	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Western Conference of Teamsters Pension Plan	91-6145047-001	Green 12/31/18	Green 12/31/17	No	$327	$388	$356	No	12/15/2021

Under this multiemployer plan and one additional multiemployer plan, we also contribute amounts for health and welfare benefits that are defined by each plan. These benefits are not vested. The contributions required by our participation in these plans for each of the years ended June 30 were as follows:

	2020	2019	2018
Multiemployer health and welfare plan contributions	$3,242	$3,189	$3,167

We also make non-elective contributions for the union employees at our Bedford Heights, Ohio plant into a union-sponsored multiemployer 401(k) plan. Our contributions totaled $0.7 million in 2020, 2019 and 2018.
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
The following table summarizes our liability for total deferred compensation and accrued interest at June 30:

	2020	2019
Liability for deferred compensation and accrued interest	$4,390	$4,740

Deferred compensation expense for each of the years ended June 30 was as follows:

	2020	2019	2018
Deferred compensation expense	$239	$239	$210

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 14 – Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2020
Net Sales	$337,054	$355,117	$321,363	$320,854	$1,334,388
Gross Profit	$92,108	$99,889	$76,962	$89,077	$358,036
Net Income (1) (2) (3)	$40,745	$43,424	$22,429	$30,385	$136,983
Diluted Net Income Per Common Share (1) (2) (3) (4)	$1.48	$1.58	$0.81	$1.10	$4.97

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2019
Net Sales	$316,654	$349,581	$317,882	$323,670	$1,307,787
Gross Profit	$81,199	$91,392	$75,397	$78,210	$326,198
Net Income (5) (6)	$39,028	$47,907	$30,604	$33,010	$150,549
Diluted Net Income Per Common Share (4) (5) (6)	$1.42	$1.73	$1.11	$1.20	$5.46

(1)
Included in net income were after-tax expenditures for Project Ascent of $2.1 million in the first quarter, or approximately $0.08 per diluted share; $3.7 million in the second quarter, or approximately $0.14 per diluted share; $3.7 million in the third quarter, or approximately $0.13 per diluted share; and $4.2 million in the fourth quarter, or approximately $0.15 per diluted share. The after-tax expense for the fiscal year was $13.7 million, or approximately $0.50 per diluted share.

(2)
Included in the third quarter and fourth quarter net income were after-tax expenses totaling $4.2 million and $3.5 million, respectively, or approximately $0.15 and $0.13 per diluted share, respectively, related to certain costs attributed to the impacts of COVID-19, including the temporary increase in pay for our front-line employees, the fourth quarter write-off of engineering costs for a canceled dressing plant expansion project and changes in the Foodservice inventory reserve. The after-tax expense for the fiscal year was $7.7 million, or approximately $0.28 per diluted share.

(3)	Included in the first quarter and fiscal year net income were after-tax restructuring and impairment charges of $0.7 million, or approximately $0.02 per diluted share.

(4)
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

(6)
Included in the fourth quarter and fiscal year net income were after-tax expenditures for Project Ascent of $1.4 million, or approximately $0.05 per diluted share, and after-tax restructuring and impairment charges of $1.3 million, or approximately $0.05 per diluted share.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lancaster Colony Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2020, of the Company and our report dated August 27, 2020, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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
August 27, 2020

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our November 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
The information regarding delinquent Section 16(a) reports, if any, is incorporated by reference to the material under the heading “Delinquent Section 16(a) Reports” in our 2020 Proxy Statement.
The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2020 Proxy Statement.
The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2020 Proxy Statement.

Item 11. Executive Compensation
The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2020 Proxy Statement.
The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2020 Proxy Statement.

Item 14. Principal Accounting Fees and Services
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2020 and 2019 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2020 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2020 and 2019 and for each of the three years in the period ended June 30, 2020, together with the report thereon of Deloitte & Touche LLP dated August 27, 2020, are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2020 and 2019
Consolidated Statements of Income for the years ended June 30, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended June 30, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended June 30, 2020, 2019 and 2018
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
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

LANCASTER COLONY CORPORATION
(Registrant)

By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director

Date:	August 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID A. CIESINSKI	President, Chief Executive Officer	August 27, 2020
David A. Ciesinski	and Director
(Principal Executive Officer)

/s/ JOHN B. GERLACH, JR.	Executive Chairman of the Board	August 27, 2020
John B. Gerlach, Jr.	and Director

/s/ THOMAS K. PIGOTT	Chief Financial Officer and Assistant Secretary	August 27, 2020
Thomas K. Pigott	(Principal Financial and Accounting Officer)

/s/ NEELI BENDAPUDI	Director	August 21, 2020
Neeli Bendapudi

/s/ BARBARA L. BRASIER	Director	August 19, 2020
Barbara L. Brasier

/s/ WILLIAM H. CARTER	Director	August 21, 2020
William H. Carter

/s/ KENNETH L. COOKE	Director	August 19, 2020
Kenneth L. Cooke

/s/ ROBERT L. FOX	Director	August 19, 2020
Robert L. Fox

/s/ ALAN F. HARRIS	Director	August 20, 2020
Alan F. Harris

/s/ MICHAEL H. KEOWN	Director	August 19, 2020
Michael H. Keown

/s/ ROBERT P. OSTRYNIEC	Director	August 19, 2020
Robert P. Ostryniec

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-K
JUNE 30, 2020
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

4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (000-04065), filed August 27, 2018).

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K (000-04065), filed August 27, 2019).

10.1
Credit Agreement dated as of March 19, 2020 among Lancaster Colony Corporation, the Lenders, The Huntington National Bank as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed March 20, 2020).

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

10.7(a)
Form of Stock Appreciation Rights Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed May 5, 2020).

10.8
Form of Stock Appreciation Rights Agreement for Service Providers under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed April 30, 2019).

10.9(a)
Form of Restricted Stock Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed May 5, 2020).

10.10(a)
Employment Agreement, dated April 18, 2016, between Lancaster Colony Corporation and David A. Ciesinski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed April 19, 2016).

10.11(a)
First Amendment to Employment Agreement, dated October 27, 2016, between Lancaster Colony Corporation and David A. Ciesinski (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed October 31, 2016).

10.12(a)	Employment Offer Letter to Thomas K. Pigott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed March 15, 2019).

Exhibit Number	Description

10.13(a)	Lancaster Colony Corporation Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed October 31, 2016).

10.14(a)	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed November 15, 2018).

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page of Lancaster Colony Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith

**	Furnished herewith