Form 10-Q
period 2020-09-30
LANCASTER COLONY CORP
filed 2020-11-04
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 16, 2020, there were approximately 27,539,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	September 30, 2020	June 30, 2020
ASSETS
Current Assets:
Cash and equivalents	$186,088	$198,273
Receivables	96,993	86,604
Inventories:
Raw materials	41,296	34,374
Finished goods	69,266	50,674
Total inventories	110,562	85,048
Other current assets	14,764	15,687
Total current assets	408,407	385,612
Property, Plant and Equipment:
Land, buildings and improvements	187,236	186,542
Machinery and equipment	402,750	388,929
Total cost	589,986	575,471
Less accumulated depreciation	290,509	282,183
Property, plant and equipment-net	299,477	293,288
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	62,680	65,216
Operating lease right-of-use assets	26,091	22,977
Other noncurrent assets	19,342	17,889
Total	$1,024,368	$993,353
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$87,231	$71,433
Accrued liabilities	52,588	54,826
Total current liabilities	139,819	126,259
Noncurrent Operating Lease Liabilities	20,407	17,893
Other Noncurrent Liabilities	25,919	31,661
Deferred Income Taxes	37,117	34,240
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-September-27,539,988 shares; June-27,523,935 shares	125,071	125,153
Retained earnings	1,438,930	1,421,121
Accumulated other comprehensive loss	(11,976)	(12,070)
Common stock in treasury, at cost	(750,919)	(750,904)
Total shareholders’ equity	801,106	783,300
Total	$1,024,368	$993,353
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2020	2019
Net Sales	$349,237	$337,054
Cost of Sales	256,583	244,946
Gross Profit	92,654	92,108
Selling, General and Administrative Expenses	48,198	39,455
Change in Contingent Consideration	(5,687)	63
Restructuring and Impairment Charges	1,195	886
Operating Income	48,948	51,704
Other, Net	4	1,427
Income Before Income Taxes	48,952	53,131
Taxes Based on Income	11,873	12,386
Net Income	$37,079	$40,745
Net Income Per Common Share:
Basic and diluted	$1.35	$1.48

Weighted Average Common Shares Outstanding:
Basic	27,461	27,442
Diluted	27,495	27,517
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2020	2019
Net Income	$37,079	$40,745
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	168	136
Amortization of prior service credit, before tax	(45)	(45)
Total Other Comprehensive Income, Before Tax	123	91
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(39)	(31)
Amortization of prior service credit, tax	10	10
Total Tax Expense	(29)	(21)
Other Comprehensive Income, Net of Tax	94	70
Comprehensive Income	$37,173	$40,815
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$37,079	$40,745
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	10,409	8,750
Change in contingent consideration	(5,687)	63
Deferred income taxes and other changes	3,179	833
Stock-based compensation expense	1,772	1,436
Restructuring and impairment charges	1,195	(268)
Pension plan activity	(57)	(215)
Changes in operating assets and liabilities:
Receivables	(10,389)	(15,869)
Inventories	(25,514)	(8,353)
Other current assets	(626)	616
Accounts payable and accrued liabilities	12,282	12,357
Net cash provided by operating activities	23,643	40,095
Cash Flows From Investing Activities:
Payments for property additions	(14,411)	(43,189)
Other-net	(137)	(156)
Net cash used in investing activities	(14,548)	(43,345)
Cash Flows From Financing Activities:
Payment of dividends	(19,270)	(17,869)
Purchase of treasury stock	(15)	(1,465)
Tax withholdings for stock-based compensation	(1,854)	(125)
Other-net	(141)	(118)
Net cash used in financing activities	(21,280)	(19,577)
Net change in cash and equivalents	(12,185)	(22,827)
Cash and equivalents at beginning of year	198,273	196,288
Cash and equivalents at end of period	$186,088	$173,461
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$1,617	$528
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2020
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2020	27,524	$125,153	$1,421,121	$(12,070)	$(750,904)	$783,300
Net income			37,079			37,079
Net pension and postretirement benefit gains, net of $29 tax effect				94		94
Cash dividends - common stock ($0.70 per share)			(19,270)			(19,270)
Purchase of treasury stock	—				(15)	(15)
Stock-based plans	16	(1,854)				(1,854)
Stock-based compensation expense		1,772				1,772
Balance, September 30, 2020	27,540	$125,071	$1,438,930	$(11,976)	$(750,919)	$801,106

	Three Months Ended September 30, 2019
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2019	27,491	$122,844	$1,359,782	$(10,308)	$(745,445)	$726,873
Net income			40,745			40,745
Net pension and postretirement benefit gains, net of $21 tax effect				70		70
Cash dividends - common stock ($0.65 per share)			(17,869)			(17,869)
Purchase of treasury stock	(10)				(1,465)	(1,465)
Stock-based plans	4	(125)				(125)
Stock-based compensation expense		1,436				1,436
Balance, September 30, 2019	27,485	$124,155	$1,382,658	$(10,238)	$(746,910)	$749,665
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant” or the “Company” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our 2020 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2021 refers to fiscal 2021, which is the period from July 1, 2020 to June 30, 2021.
Deferred Software Costs
We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in Other Current Assets or Other Noncurrent Assets and are amortized on a straight-line basis over the estimated useful life. For the three months ended September 30, 2020, we capitalized $1.6 million of deferred software costs related to cloud computing arrangements.
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

	September 30,
	2020	2019
Construction in progress in Accounts Payable	$3,556	$5,606
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $24.4 million and $32.8 million at September 30, 2020 and June 30, 2020, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended September 30,
	2020	2019
Net income	$37,079	$40,745
Net income available to participating securities	(79)	(67)
Net income available to common shareholders	$37,000	$40,678

Weighted average common shares outstanding – basic	27,461	27,442
Incremental share effect from:
Nonparticipating restricted stock	3	3
Stock-settled stock appreciation rights	31	72
Weighted average common shares outstanding – diluted	27,495	27,517

Net income per common share – basic and diluted	$1.35	$1.48
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended September 30,
	2020	2019
Accumulated other comprehensive loss at beginning of period	$(12,070)	$(10,308)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	173	143
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(5)	(7)
Amortization of prior service credit	(45)	(45)
Total other comprehensive income, before tax	123	91
Total tax expense	(29)	(21)
Other comprehensive income, net of tax	94	70
Accumulated other comprehensive loss at end of period	$(11,976)	$(10,238)
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2020 Annual Report on Form 10-K.
Recently Issued Accounting Standards
There were no recently issued accounting standards that will impact our consolidated financial statements.
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board issued new accounting guidance related to the disclosure requirements for fair value measurements. The guidance removes, modifies and adds disclosures related to fair value. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We adopted the new guidance on July 1, 2020. As the guidance only relates to disclosures, there was no impact on our financial position or results of operations. See fair value disclosures in Note 2.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 2 – Fair Value
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
Our contingent consideration, which resulted from the earn-outs associated with our acquisitions of Bantam Bagels, LLC (“Bantam”) and Angelic Bakehouse, Inc. (“Angelic”), is measured at fair value on a recurring basis and is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes our contingent consideration:

	Fair Value Measurements at September 30, 2020
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$3,470	$3,470
Contingent consideration - Angelic	—	—	—	—
Total contingent consideration	$—	$—	$3,470	$3,470

	Fair Value Measurements at June 30, 2020
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$9,157	$9,157
Contingent consideration - Angelic	—	—	—	—
Total contingent consideration	$—	$—	$9,157	$9,157
Bantam Contingent Consideration
This contingent consideration resulted from the earn-out associated with our October 19, 2018 acquisition of Bantam. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of Bantam’s defined adjusted EBITDA for the twelve months ending December 31, 2023. The initial fair value of the contingent consideration was determined to be $8.0 million. The fair value is measured on a recurring basis using a Monte Carlo simulation that randomly changes revenue growth, forecasted adjusted EBITDA and other uncertain variables to estimate an expected value. We record the present value of this amount by applying a discount rate. As this fair value measurement is based on significant inputs not observable in the market, it represents a Level 3 measurement within the fair value hierarchy. Our September 30, 2020 fair value measurement resulted in a $5.7 million reduction in the fair value of Bantam’s contingent consideration based on changes in Bantam’s forecasted adjusted EBITDA for the twelve months ending December 31, 2023. The changes in forecasted adjusted EBITDA reflect the impact of a SKU rationalization by a Foodservice customer that will result in the loss of sales to that customer after November 30, 2020. This adjustment was recorded in our Foodservice segment.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	Three Months Ended September 30,
	2020	2019
Contingent consideration at beginning of period	$9,157	$8,900
Change in contingent consideration included in operating income	(5,687)	63
Contingent consideration at end of period	$3,470	$8,963

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Angelic Contingent Consideration
This contingent consideration resulted from the earn-out associated with our November 17, 2016 acquisition of Angelic. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic for fiscal 2021. The initial fair value of the contingent consideration was determined to be $13.9 million. The fair value is measured on a recurring basis using a present value approach, which incorporates factors such as revenue growth and forecasted adjusted EBITDA, to estimate an expected value. We record the present value of this amount by applying a discount rate. As this fair value measurement is based on significant inputs not observable in the market, it represents a Level 3 measurement within the fair value hierarchy. At September 30, 2020 and June 30, 2020, there was no liability recorded for Angelic’s contingent consideration based on current projections for Angelic’s forecasted adjusted EBITDA for fiscal 2021.

Note 3 – Long-Term Debt
At September 30, 2020 and June 30, 2020, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 19, 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. In the event that LIBOR becomes unavailable or is no longer deemed an appropriate reference rate, the Facility allows for the use of a benchmark replacement rate. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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
At September 30, 2020 and June 30, 2020, we had no borrowings outstanding under the Facility. At September 30, 2020 and June 30, 2020, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three months ended September 30, 2020 and 2019.
Note 4 – Contingencies
At September 30, 2020, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In the U.S., state and local governments recommended or mandated actions to slow the transmission of COVID-19. We are monitoring the evolving situation and guidance from authorities, including federal, state and local public health departments. We continue to review the carrying value of our assets and, as needed, have recorded additional reserves for inventory and receivables related to the impact of COVID-19 on our Foodservice segment. The future impact of COVID-19 on our results of operations, financial condition, and cash flows is contingent upon the duration and severity of the outbreak, the associated recommended or mandated actions imposed by U.S. state and local governments, and the resulting effects on consumer behavior.
Our acquisitions of Angelic and Bantam included provisions for contingent consideration for the earn-outs associated with these transactions. See further discussion in Note 2.
Note 5 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at September 30, 2020 and June 30, 2020.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets:

	September 30, 2020	June 30, 2020
Tradenames (20 to 30-year life)
Gross carrying value	$62,531	$63,121
Accumulated amortization	(10,501)	(9,925)
Net carrying value	$52,030	$53,196
Customer Relationships (2 to 15-year life)
Gross carrying value	$17,507	$17,507
Accumulated amortization	(11,555)	(11,094)
Net carrying value	$5,952	$6,413
Technology / Know-how (10-year life)
Gross carrying value	$8,020	$8,950
Accumulated amortization	(3,365)	(3,396)
Net carrying value	$4,655	$5,554
Non-compete Agreements (5-year life)
Gross carrying value	$191	$791
Accumulated amortization	(148)	(738)
Net carrying value	$43	$53
Total net carrying value	$62,680	$65,216
In the three months ended September 30, 2020, we recorded impairment charges of $1.2 million related to certain tradename and technology / know-how intangible assets for Bantam, which reflect the impact of a SKU rationalization by a Foodservice customer that will result in the loss of sales to that customer after November 30, 2020. The impairment charges represent the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful lives of the intangible assets. The impairment charges are reflected in Restructuring and Impairment Charges in the Condensed Consolidated Statements of Income and were recorded in our Foodservice segment. We also reduced the remaining useful life for Bantam’s Foodservice customer relationship and have recorded accelerated amortization expense.
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended September 30,
	2020	2019
Amortization expense	$1,341	$1,274
Total annual amortization expense for each of the next five years is estimated to be as follows:

2022	$4,739
2023	$4,180
2024	$4,180
2025	$3,920
2026	$3,272
Note 6 – Income Taxes
Accrued federal income taxes of $1.9 million were included in Accrued Liabilities at September 30, 2020. Prepaid federal income taxes of $5.3 million were included in Other Current Assets at June 30, 2020.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 7 – Business Segment Information
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. Our Chief Operating Decision Maker (“CODM”), in order to drive enhanced accountability and transparency throughout our organization, initiated a review of functional costs that have historically been part of the indirect costs allocated to our two reportable segments. This review was completed as part of our preparation for our upcoming enterprise resource planning system implementation. As a result of this review, our CODM identified certain support functions that would be more appropriately presented within corporate expenses to facilitate the management of the business, including assessing segment performance and allocating resources. These changes were effective July 1, 2020. All historical information has been retroactively conformed to the current presentation. These changes had no effect on previously reported consolidated net sales, operating income, net income or earnings per share.
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
Foodservice - The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. The majority of our Foodservice sales are products sold under private label to restaurants. We also manufacture and sell various branded Foodservice products to distributors. Finally, within this segment, we sell other roll products under a transitional co-packing arrangement resulting from the acquisition of Omni Baking Company LLC.
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at September 30, 2020 is generally consistent with that of June 30, 2020.
We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended September 30,
	2020	2019
Net Sales
Retail	$193,725	$166,077
Foodservice	155,512	170,977
Total	$349,237	$337,054
Operating Income
Retail	$42,658	$39,016
Foodservice	27,421	26,975
Nonallocated Restructuring and Impairment Charges (1)	—	(886)
Corporate Expenses	(21,131)	(13,401)
Total	$48,948	$51,704
(1)Reflects restructuring and impairment charges related to a plant closure that were not allocated to our two reportable segments due to their unusual nature.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended September 30,
	2020	2019
Retail
Frozen breads	$72,843	$60,297
Refrigerated dressings, dips and other	61,938	62,637
Shelf-stable dressings and croutons	58,944	43,143
Total Retail net sales	$193,725	$166,077
Foodservice
Dressings and sauces	$114,951	$119,763
Frozen breads and other	37,792	43,364
Other roll products	2,769	7,850
Total Foodservice net sales	$155,512	$170,977
Total net sales	$349,237	$337,054
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended September 30,
	2020	2019
Foodservice
National accounts	$118,078	$123,758
Branded and other	34,665	39,369
Other roll products	2,769	7,850
Total Foodservice net sales	$155,512	$170,977
Note 8 – Stock-Based Compensation
There have been no changes to our stock-based compensation plans from those disclosed in our 2020 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.9 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively. At September 30, 2020, there was $5.3 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $0.9 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively. At September 30, 2020, there was $4.6 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2021 refers to fiscal 2021, which is the period from July 1, 2020 to June 30, 2021.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto, all included elsewhere in this report, and our 2020 Annual Report on Form 10-K. The forward-looking statements in this section and other parts of this report involve risks, uncertainties and other factors, including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements due to these factors. For more information, see the section below entitled “Forward-Looking Statements.”
OVERVIEW
Business Overview
Lancaster Colony Corporation is a manufacturer and marketer of specialty food products for the retail and foodservice channels.
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. Our Chief Operating Decision Maker (“CODM”), in order to drive enhanced accountability and transparency throughout our organization, initiated a review of functional costs that have historically been part of the indirect costs allocated to our two reportable segments. This review was completed as part of our preparation for our upcoming enterprise resource planning system (“ERP”) implementation. As a result of this review, our CODM identified certain support functions that would be more appropriately presented within corporate expenses to facilitate the management of the business, including assessing segment performance and allocating resources. All historical information has been retroactively conformed to the current presentation. These changes had no effect on previously reported consolidated net sales, operating income, net income or earnings per share.
Over 95% of our products are sold in the United States. Foreign operations and export sales have not been significant in the past and are not expected to be significant in the future based upon existing operations. We do not have any fixed assets located outside of the United States.
Our business has the potential to achieve future growth in sales and profitability due to attributes such as:
•leading Retail market positions in several product categories with a high-quality perception;
•recognized innovation in Retail products;
•a broad customer base in both Retail and Foodservice accounts;
•well-regarded culinary expertise among Foodservice customers;
•recognized leadership in Foodservice product development;
•experience in integrating complementary business acquisitions; and
•historically strong cash flow generation that supports growth opportunities.
Our goal is to grow both Retail and Foodservice segment sales over time by:
•introducing new products and expanding distribution;
•leveraging the strength of our Retail brands to increase current product sales;
•expanding Retail growth through strategic licensing agreements;
•continuing to rely upon the strength of our reputation in Foodservice product development and quality; and
•acquiring complementary businesses.
With respect to long-term growth, we continually evaluate the future opportunities and needs for our business specific to our plant infrastructure, IT platforms and other initiatives to support and strengthen our operations. Recent examples of resulting investments include a significant capacity expansion project for our Sister Schubert’s frozen dinner roll facility in Horse Cave, Kentucky that was completed in January 2020; a new R&D center that was completed near the end of 2019; and the establishment of a Transformation Program Office in 2019 that will serve to coordinate our various capital and integration efforts, including our ERP project and related initiatives, Project Ascent, that is now underway. The ERP implementation commenced in late 2019 and entails the replacement of our primary customer and manufacturing transactional systems, warehousing systems, and financial systems with an integrated SAP S/4HANA system. Post implementation, Project Ascent will evolve into an on-going Center of Excellence (“COE”) that will provide oversight for all future upgrades of the S/4HANA environment, evaluation of future software needs to support the business, acquisition integration support and master data standards. Most of the on-going COE costs are expected to consist of annual software maintenance and support, consulting and professional fees and wages and benefits.

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
We have two major priorities while navigating through this period of volatility and uncertainty:
1.to ensure the health, safety and welfare of our employees; and
2.to continue to play our part in the vital food supply chain by adequately supplying our customers while maintaining the financial strength of our business.
With respect to our efforts to ensure the health, safety and welfare of our employees, we are complying with all guidelines issued by the Centers for Disease Control and Prevention as well as state and local health departments. We have also engaged a pulmonology and critical care physician to advise us on our employee safety protocols. Based on the advice of these experts, we have put in place a range of safety modifications and guidelines in our factories, distribution centers and offices to ensure that we can operate safely, including but not limited to:
•conducting employee temperature checks prior to entering our production facilities;
•conducting extensive cleaning and sanitation of workstations and common areas before, during, and after each shift;
•employing social distancing guidelines and modifications at workspaces and in break areas;
•staggering between shift changes and breaks;
•relaxing attendance requirements and enhancing our paid leave policy;
•implementing quarantine protocols in the event of confirmed or suspected cases of COVID-19;
•providing a $300 bonus for each of our front-line employees in late March and temporarily increasing the wage rate for our hourly front-line employees by $2 per hour beginning in April;
•establishing business travel restrictions; and
•limiting capacity at office locations or working from home whenever possible.
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
During the three months ended September 30, 2020, the effects of COVID-19, including changes in consumer purchasing habits and actions undertaken in the U.S. to attempt to control the spread of COVID-19, most notably the restriction of restaurant dine-in purchases, have continued to negatively impact the operating results of our Foodservice segment. Our Foodservice segment net sales for the first quarter declined 9% to $155.5 million compared to the prior year. After a very slow start to the fourth quarter of fiscal 2020, consumer demand at quick-service restaurants continues to recover, and sales for other restaurants have also improved.
With respect to our Retail segment, the impact of COVID-19 contributed to higher sales during the three months ended September 30, 2020 as consumer demand in the retail channel remained elevated.
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

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended September 30,
	2020	2019	Change
Net Sales	$349,237	$337,054	$12,183	4%
Cost of Sales	256,583	244,946	11,637	5%
Gross Profit	92,654	92,108	546	1%
Gross Margin	26.5%	27.3%
Selling, General and Administrative Expenses	48,198	39,455	8,743	22%
Change in Contingent Consideration	(5,687)	63	(5,750)	N/M
Restructuring and Impairment Charges	1,195	886	309	35%
Operating Income	48,948	51,704	(2,756)	(5)%
Operating Margin	14.0%	15.3%
Other, Net	4	1,427	(1,423)	(100)%
Income Before Income Taxes	48,952	53,131	(4,179)	(8)%
Taxes Based on Income	11,873	12,386	(513)	(4)%
Effective Tax Rate	24.3%	23.3%
Net Income	$37,079	$40,745	$(3,666)	(9)%
Diluted Net Income Per Common Share	$1.35	$1.48	$(0.13)	(9)%
Net Sales
Consolidated net sales for the three months ended September 30, 2020 increased 4% to a first quarter record $349.2 million versus $337.1 million last year. This growth was driven by an increase in Retail segment net sales partially offset by a decline in Foodservice segment net sales. See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended September 30, 2020 increased 1% to $92.7 million compared to $92.1 million in the prior-year period. Gross profit benefited from the heavier retail sales mix offset by higher manufacturing costs, including expenses directly attributed to the impacts of COVID-19, and increased commodity and freight costs. Sources of the increased costs incurred due to the impacts of COVID-19 included higher hourly wage rates for our front-line employees, lower overhead recovery due to the decreased Foodservice volumes, increased expenditures for personal protective equipment and lower operating efficiencies.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 22% to $48.2 million for the three months ended September 30, 2020 as expenditures for Project Ascent increased $5.6 million to $8.3 million. We also invested more in consumer promotions and IT infrastructure. Project Ascent expenses are included within Corporate Expenses. A portion of the costs classified as Project Ascent expenses represent ongoing costs that will continue subsequent to ERP implementation.

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	Change
SG&A Expenses - Excluding Project Ascent	$39,912	$36,733	$3,179	9%
Project Ascent Expenses	8,286	2,722	5,564	204%
Total SG&A Expenses	$48,198	$39,455	$8,743	22%

Change in Contingent Consideration
The change in contingent consideration resulted in a benefit of $5.7 million for the three months ended September 30, 2020 compared to expense of $0.1 million for the three months ended September 30, 2019. The current-year benefit reflects a reduction in the fair value of the contingent consideration liability for Bantam Bagels, LLC (“Bantam”) as a result of our September 30, 2020 fair value measurement. See further discussion in Note 2 to the condensed consolidated financial statements. As the fair value adjustment resulted from the impact of a SKU rationalization by a Foodservice customer that will result in the loss of sales to that customer after November 30, 2020, the entire adjustment related to Bantam’s contingent consideration was reflected within the Foodservice segment.
Restructuring and Impairment Charges
We recorded impairment charges of $1.2 million for the three months ended September 30, 2020 related to certain tradename and technology / know-how intangible assets for Bantam as a result of the impact of a SKU rationalization by a Foodservice customer that will result in the loss of sales to that customer after November 30, 2020. The impairment charges represent the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful lives of the intangible assets. The impairment charges were reflected within our Foodservice segment.
We recorded restructuring and impairment charges of $0.9 million for the three months ended September 30, 2019, which primarily consisted of plant clean-up expenses and contract termination costs related to the closure of our frozen bread manufacturing plant located in Saraland, Alabama. These charges were not allocated to our two reportable segments due to their unusual nature.
Operating Income
Operating income decreased 5% to $48.9 million for the three months ended September 30, 2020, reflecting increased expenditures for Project Ascent, higher manufacturing costs, increased investments in consumer promotions and IT infrastructure, and higher commodity and freight costs. These unfavorable factors were partially offset by the current year’s favorable adjustment related to Bantam’s contingent consideration, as well as the more favorable sales mix, our cost savings programs and improved net price realization. See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Other, Net
Other, net resulted in a benefit of less than $0.1 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively. The decrease primarily reflects lower interest rates for our cash holdings.
Taxes Based on Income
Our effective tax rate was 24.3% and 23.3% for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Three Months Ended September 30,
	2020	2019
Statutory rate	21.0%	21.0%
State and local income taxes	3.0	3.0
Net windfall tax benefits - stock-based compensation	(0.7)	(0.1)
Other	1.0	(0.6)
Effective rate	24.3%	23.3%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the three months ended September 30, 2020 and 2019, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.7% and 0.1%, respectively.

Earnings Per Share
As influenced by the factors noted above, particularly the increased expenditures for Project Ascent, current-year costs attributed to the impacts of COVID-19 and the current-year favorable adjustment related to Bantam’s contingent consideration, diluted net income per share for the first quarter of 2021 totaled $1.35, as compared to $1.48 per diluted share in the prior year. Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended September 30.
In 2021, expenditures for Project Ascent reduced diluted earnings per share by $0.23 for the first quarter compared to $0.08 in the prior-year period. The favorable adjustment related to Bantam’s contingent consideration increased diluted earnings per share by $0.16 for the current-year period. Restructuring and impairment charges had an unfavorable impact of $0.03 and $0.02 per diluted share for the three months ended September 30, 2020 and 2019, respectively.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	Change
Net Sales	$193,725	$166,077	$27,648	17%
Operating Income	$42,658	$39,016	$3,642	9%
Operating Margin	22.0%	23.5%
For the three months ended September 30, 2020, Retail segment net sales reached $193.7 million, a 17% increase from the prior-year total of $166.1 million, as the impacts of the COVID-19 outbreak continued to drive higher demand for at-home food consumption. The increase in Retail net sales was led by frozen garlic bread, Olive Garden® dressings sold under a license agreement and frozen dinner rolls. New products sold under exclusive license agreements, specifically Chick-fil-A® sauces and single-bottle Buffalo Wild Wings® sauces, also contributed to the strong sales growth.
For the three months ended September 30, 2020, Retail segment operating income increased 9% to $42.7 million, reflecting the increase in sales, lower trade spending, improved net price realization and our ongoing cost savings programs, as partially offset by higher manufacturing costs, including expenses directly attributed to the impacts of COVID-19, higher levels of consumer promotional spending, and increased commodity and freight costs.
Foodservice Segment

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	Change
Net Sales	$155,512	$170,977	$(15,465)	(9)%
Operating Income	$27,421	$26,975	$446	2%
Operating Margin	17.6%	15.8%
For the three months ended September 30, 2020, Foodservice segment net sales decreased 9% to $155.5 million compared to $171.0 million in the prior-year period as demand remained constrained by the impacts of COVID-19. Excluding all sales resulting from the November 2018 acquisition of Omni Baking Company LLC (“Omni”), Foodservice segment net sales declined 6%. Omni sales attributed to a temporary supply agreement totaled $2.8 million in the current year compared to $7.9 million in the prior year. The temporary supply agreement was terminated effective October 31, 2020.
The increase in Foodservice segment operating income for the three months ended September 30, 2020 reflects the favorable impact of the $5.7 million adjustment related to Bantam’s contingent consideration, which was largely offset by the sales decline attributed to the impacts of COVID-19, higher manufacturing costs, including expenses directly attributed to the impacts of COVID-19, increased commodity and freight costs, and the current-year impairment charges for certain intangible assets.
Corporate Expenses
For the three months ended September 30, 2020 and 2019, corporate expenses totaled $21.1 million and $13.4 million, respectively. The increase was driven by expenditures for Project Ascent, which totaled $8.3 million and $2.7 million for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020, we also capitalized an additional $1.6 million of ERP-related expenditures for application development stage activities.

LOOKING FORWARD
Looking forward to our fiscal second quarter, which is typically our strongest sales quarter due to the impact of the holiday season, we expect our Retail segment sales will continue to benefit from the shift in consumer preferences towards at-home food consumption due to the impacts of COVID-19. We also expect continued growth in the Retail segment from shelf-stable dressings and sauces sold under license agreements, including sales gains for Olive Garden® dressings, Chick-fil-A® sauces and Buffalo Wild Wings® sauces. Foodservice segment sales will remain unfavorably influenced by the impacts of the COVID-19 pandemic as the restaurant industry experiences sales declines due to restrictions on dine-in purchases and changes in consumer purchasing habits. The full impact of these circumstances on our Foodservice segment sales and operating results is difficult to quantify based on the uncertainty surrounding the timeline for the resumption of full-service operations at U.S. restaurants, the overall pace of the U.S. economic recovery and the willingness of consumers to return to away-from-home dining. Inflationary costs for commodities and freight are expected to be increasingly unfavorable in the fiscal second quarter. We also expect manufacturing costs to remain higher due to the impacts of COVID-19. Our ongoing cost savings programs and net price realization will help to offset these higher costs.
FINANCIAL CONDITION
For the three months ended September 30, 2020, net cash provided by operating activities totaled $23.6 million, as compared to $40.1 million in the prior-year period. This decrease was due to the year-over-year change in net working capital, particularly the increase in inventories.
Cash used in investing activities for the three months ended September 30, 2020 was $14.5 million, as compared to $43.3 million in the prior year. This decrease primarily reflects a lower level of payments for property additions in the current year. Our prior-year capital expenditures included spending on a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky that was completed in January 2020 and the purchase of the Omni manufacturing facility that was previously leased.
Cash used in financing activities for the three months ended September 30, 2020 of $21.3 million increased from the prior-year total of $19.6 million. This increase was primarily due to higher dividend payments.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at September 30, 2020. At September 30, 2020, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2020, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At September 30, 2020, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2021 could total between $70 and $90 million. In addition, we will also continue to evaluate other potentially significant investments, such as a plant expansion, new plant construction or brownfield investment, to meet increasing demand for our dressing and sauce products.

CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of September 30, 2020. There have been no significant changes to the contractual obligations disclosed in our 2020 Annual Report on Form 10-K aside from expected changes in raw-material costs associated with changes in product demand or pricing.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those policies disclosed in our 2020 Annual Report on Form 10-K.
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
Items which could impact these forward-looking statements include, but are not limited to:
•significant shifts in consumer demand and disruptions to our employees, communities, customers, supply chains, operations, and production processes resulting from COVID-19 and other epidemics, pandemics or similar widespread public health concerns and disease outbreaks;
•efficiencies in plant operations;
•dependence on contract manufacturers, distributors and freight transporters, including their financial strength in continuing to support our business;
•the potential for loss of larger programs or key customer relationships;
•fluctuations in the cost and availability of ingredients and packaging;
•capacity constraints that may affect our ability to meet demand or may increase our costs;
•difficulties in designing and implementing our new enterprise resource planning system;
•the success and cost of new product development efforts;
•the ability to successfully grow recently acquired businesses;
•cyber-security incidents, information technology disruptions, and data breaches;
•changes in demand for our products, which may result from loss of brand reputation or customer goodwill;
•price and product competition;
•the lack of market acceptance of new products;
•the impact of customer store brands on our branded retail volumes;
•the reaction of customers or consumers to price increases we may implement;
•adverse changes in freight, energy or other costs of producing, distributing or transporting our products;
•stability of labor relations;
•the extent to which recent and future business acquisitions are completed and acceptably integrated;
•dependence on key personnel and changes in key personnel;
•the effect of consolidation of customers within key market channels;

•the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs;
•the possible occurrence of product recalls or other defective or mislabeled product costs;
•maintenance of competitive position with respect to other manufacturers;
•changes in estimates in critical accounting judgments;
•the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;
•the outcome of any litigation or arbitration;
•adequate supply of skilled labor; and
•certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2020 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2020 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,315,825 common shares remained authorized for future repurchases at September 30, 2020. This share repurchase authorization does not have a stated expiration date. In the first quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1-31, 2020	—	$—	—	1,315,911
August 1-31, 2020 (1)	42	$168.66	42	1,315,869
September 1-30, 2020 (1)	44	$173.66	44	1,315,825
Total	86	$171.22	86	1,315,825
(1)Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	November 4, 2020	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	November 4, 2020	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2020
INDEX TO EXHIBITS

Exhibit Number	Description

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith