Form 10-Q
period 2020-12-31
LANCASTER COLONY CORP
filed 2021-02-04
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
As of January 15, 2021, there were approximately 27,549,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	December 31, 2020	June 30, 2020
ASSETS
Current Assets:
Cash and equivalents	$216,381	$198,273
Receivables	87,530	86,604
Inventories:
Raw materials	41,732	34,374
Finished goods	67,315	50,674
Total inventories	109,047	85,048
Other current assets	13,306	15,687
Total current assets	426,264	385,612
Property, Plant and Equipment:
Land, buildings and improvements	197,820	186,542
Machinery and equipment	413,050	388,929
Total cost	610,870	575,471
Less accumulated depreciation	296,240	282,183
Property, plant and equipment-net	314,630	293,288
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	61,172	65,216
Operating lease right-of-use assets	24,119	22,977
Other noncurrent assets	19,754	17,889
Total	$1,054,310	$993,353
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88,066	$71,433
Accrued liabilities	52,562	54,826
Total current liabilities	140,628	126,259
Noncurrent Operating Lease Liabilities	18,740	17,893
Other Noncurrent Liabilities	32,563	31,661
Deferred Income Taxes	36,019	34,240
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-December-27,547,331 shares; June-27,523,935 shares	126,260	125,153
Retained earnings	1,462,905	1,421,121
Accumulated other comprehensive loss	(11,882)	(12,070)
Common stock in treasury, at cost	(750,923)	(750,904)
Total shareholders’ equity	826,360	783,300
Total	$1,054,310	$993,353
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands, except per share data)	2020	2019	2020	2019
Net Sales	$375,015	$355,117	$724,252	$692,171
Cost of Sales	268,170	255,228	524,753	500,174
Gross Profit	106,845	99,889	199,499	191,997
Selling, General and Administrative Expenses	48,247	45,747	96,445	85,202
Change in Contingent Consideration	—	64	(5,687)	127
Restructuring and Impairment Charges	—	—	1,195	886
Operating Income	58,598	54,078	107,546	105,782
Other, Net	(27)	877	(23)	2,304
Income Before Income Taxes	58,571	54,955	107,523	108,086
Taxes Based on Income	13,941	11,531	25,814	23,917
Net Income	$44,630	$43,424	$81,709	$84,169
Net Income Per Common Share:
Basic	$1.62	$1.58	$2.97	$3.06
Diluted	$1.62	$1.58	$2.96	$3.06

Weighted Average Common Shares Outstanding:
Basic	27,479	27,443	27,470	27,443
Diluted	27,518	27,489	27,507	27,503
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands)	2020	2019	2020	2019
Net Income	$44,630	$43,424	$81,709	$84,169
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	168	137	336	273
Amortization of prior service credit, before tax	(46)	(46)	(91)	(91)
Total Other Comprehensive Income, Before Tax	122	91	245	182
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(39)	(33)	(78)	(64)
Amortization of prior service credit, tax	11	11	21	21
Total Tax Expense	(28)	(22)	(57)	(43)
Other Comprehensive Income, Net of Tax	94	69	188	139
Comprehensive Income	$44,724	$43,493	$81,897	$84,308
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
(Amounts in thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$81,709	$84,169
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	21,197	17,911
Change in contingent consideration	(5,687)	127
Deferred income taxes and other changes	2,272	2,834
Stock-based compensation expense	3,542	2,859
Restructuring and impairment charges	1,195	(268)
Pension plan activity	(87)	(336)
Changes in operating assets and liabilities:
Receivables	(926)	(1,371)
Inventories	(23,999)	(4,411)
Other current assets	140	(1,970)
Accounts payable and accrued liabilities	11,500	5,835
Net cash provided by operating activities	90,856	105,379
Cash Flows From Investing Activities:
Payments for property additions	(29,554)	(57,700)
Other-net	(364)	(222)
Net cash used in investing activities	(29,918)	(57,922)
Cash Flows From Financing Activities:
Payment of dividends	(39,925)	(37,114)
Purchase of treasury stock	(19)	(1,472)
Tax withholdings for stock-based compensation	(2,435)	(2,696)
Other-net	(451)	(237)
Net cash used in financing activities	(42,830)	(41,519)
Net change in cash and equivalents	18,108	5,938
Cash and equivalents at beginning of year	198,273	196,288
Cash and equivalents at end of period	$216,381	$202,226
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$16,338	$18,783
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended December 31, 2020
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2020	27,524	$125,153	$1,421,121	$(12,070)	$(750,904)	$783,300
Net income			37,079			37,079
Net pension and postretirement benefit gains, net of $29 tax effect				94		94
Cash dividends - common stock ($0.70 per share)			(19,270)			(19,270)
Purchase of treasury stock	—				(15)	(15)
Stock-based plans	16	(1,854)				(1,854)
Stock-based compensation expense		1,772				1,772
Balance, September 30, 2020	27,540	$125,071	$1,438,930	$(11,976)	$(750,919)	$801,106
Net income			44,630			44,630
Net pension and postretirement benefit gains, net of $28 tax effect				94		94
Cash dividends - common stock ($0.75 per share)			(20,655)			(20,655)
Purchase of treasury stock	—				(4)	(4)
Stock-based plans	7	(581)				(581)
Stock-based compensation expense		1,770				1,770
Balance, December 31, 2020	27,547	$126,260	$1,462,905	$(11,882)	$(750,923)	$826,360
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
Deferred Software Costs
We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in Other Current Assets or Other Noncurrent Assets and are amortized on a straight-line basis over the estimated useful life. For the six months ended December 31, 2020, we capitalized $2.8 million of deferred software costs related to cloud computing arrangements.
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

	December 31,
	2020	2019
Construction in progress in Accounts Payable	$3,415	$8,810
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $21.6 million and $32.8 million at December 31, 2020 and June 30, 2020, respectively.
Accrued Distribution
Accrued distribution included in Accrued Liabilities was $9.7 million and $7.1 million at December 31, 2020 and June 30, 2020, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income	$44,630	$43,424	$81,709	$84,169
Net income available to participating securities	(94)	(68)	(173)	(133)
Net income available to common shareholders	$44,536	$43,356	$81,536	$84,036

Weighted average common shares outstanding – basic	27,479	27,443	27,470	27,443
Incremental share effect from:
Nonparticipating restricted stock	2	2	3	2
Stock-settled stock appreciation rights	37	44	34	58
Weighted average common shares outstanding – diluted	27,518	27,489	27,507	27,503

Net income per common share – basic	$1.62	$1.58	$2.97	$3.06
Net income per common share – diluted	$1.62	$1.58	$2.96	$3.06
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Accumulated other comprehensive loss at beginning of period	$(11,976)	$(10,238)	$(12,070)	$(10,308)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	173	143	346	286
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(5)	(6)	(10)	(13)
Amortization of prior service credit	(46)	(46)	(91)	(91)
Total other comprehensive income, before tax	122	91	245	182
Total tax expense	(28)	(22)	(57)	(43)
Other comprehensive income, net of tax	94	69	188	139
Accumulated other comprehensive loss at end of period	$(11,882)	$(10,169)	$(11,882)	$(10,169)
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

	Fair Value Measurements at December 31, 2020
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
Bantam Contingent Consideration
This contingent consideration resulted from the earn-out associated with our October 19, 2018 acquisition of Bantam. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of Bantam’s defined adjusted EBITDA for the twelve months ending December 31, 2023. The initial fair value of the contingent consideration was determined to be $8.0 million. The fair value is measured on a recurring basis using a Monte Carlo simulation that randomly changes revenue growth, forecasted adjusted EBITDA and other uncertain variables to estimate an expected value. We record the present value of this amount by applying a discount rate. As this fair value measurement is based on significant inputs not observable in the market, it represents a Level 3 measurement within the fair value hierarchy. Our September 30, 2020 fair value measurement resulted in a $5.7 million reduction in the fair value of Bantam’s contingent consideration based on changes in Bantam’s forecasted adjusted EBITDA for the twelve months ending December 31, 2023. The changes in forecasted adjusted EBITDA reflected the impact of a SKU rationalization by a Foodservice customer resulting in the loss of sales to that customer after November 30, 2020. This adjustment was recorded in our Foodservice segment.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Contingent consideration at beginning of period	$3,470	$8,963	$9,157	$8,900
Change in contingent consideration included in operating income	—	64	(5,687)	127
Contingent consideration at end of period	$3,470	$9,027	$3,470	$9,027

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Angelic Contingent Consideration
This contingent consideration resulted from the earn-out associated with our November 17, 2016 acquisition of Angelic. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic for fiscal 2021. The initial fair value of the contingent consideration was determined to be $13.9 million. The fair value is measured on a recurring basis using a present value approach, which incorporates factors such as revenue growth and forecasted adjusted EBITDA, to estimate an expected value. We record the present value of this amount by applying a discount rate. As this fair value measurement is based on significant inputs not observable in the market, it represents a Level 3 measurement within the fair value hierarchy. At December 31, 2020 and June 30, 2020, there was no liability recorded for Angelic’s contingent consideration based on current projections for Angelic’s forecasted adjusted EBITDA for fiscal 2021.

Note 3 – Long-Term Debt
At December 31, 2020 and June 30, 2020, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 19, 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. In the event that LIBOR becomes unavailable or is no longer deemed an appropriate reference rate, the Facility allows for the use of a benchmark replacement rate. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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
At December 31, 2020 and June 30, 2020, we had no borrowings outstanding under the Facility. At December 31, 2020 and June 30, 2020, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three and six months ended December 31, 2020 and 2019.
Note 4 – Commitments and Contingencies
At December 31, 2020, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
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
We have a significant commitment of approximately $113 million related to a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky.
Our acquisitions of Angelic and Bantam included provisions for contingent consideration for the earn-outs associated with these transactions. See further discussion in Note 2.
Note 5 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at December 31, 2020 and June 30, 2020.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets:

	December 31, 2020	June 30, 2020
Tradenames (20 to 30-year life)
Gross carrying value	$62,531	$63,121
Accumulated amortization	(11,141)	(9,925)
Net carrying value	$51,390	$53,196
Customer Relationships (2 to 15-year life)
Gross carrying value	$17,507	$17,507
Accumulated amortization	(12,210)	(11,094)
Net carrying value	$5,297	$6,413
Technology / Know-how (10-year life)
Gross carrying value	$8,020	$8,950
Accumulated amortization	(3,568)	(3,396)
Net carrying value	$4,452	$5,554
Non-compete Agreements (5-year life)
Gross carrying value	$191	$791
Accumulated amortization	(158)	(738)
Net carrying value	$33	$53
Total net carrying value	$61,172	$65,216
In the three months ended September 30, 2020, we recorded impairment charges of $1.2 million related to certain tradename and technology / know-how intangible assets for Bantam, which reflect the impact of a SKU rationalization by a Foodservice customer resulting in the loss of sales to that customer after November 30, 2020. The impairment charges represent the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful lives of the intangible assets. The impairment charges are reflected in Restructuring and Impairment Charges in the Condensed Consolidated Statements of Income and were recorded in our Foodservice segment. We also reduced the remaining useful life for Bantam’s Foodservice customer relationship and have recorded accelerated amortization expense.
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Amortization expense	$1,508	$1,274	$2,849	$2,548
Total annual amortization expense for each of the next five years is estimated to be as follows:

2022	$4,739
2023	$4,180
2024	$4,180
2025	$3,920
2026	$3,272
Note 6 – Income Taxes
Accrued federal income taxes of $2.7 million were included in Accrued Liabilities at December 31, 2020. Prepaid federal income taxes of $5.3 million were included in Other Current Assets at June 30, 2020.

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
Foodservice - The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. The majority of our Foodservice sales are products sold under private label to restaurants. We also manufacture and sell various branded Foodservice products to distributors. Finally, within this segment, we sold other roll products under a transitional co-packing arrangement resulting from the acquisition of Omni Baking Company LLC. This arrangement was terminated effective October 31, 2020.
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our CODM does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at December 31, 2020 is generally consistent with that of June 30, 2020.
We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net Sales
Retail	$222,570	$186,210	$416,295	$352,287
Foodservice	152,445	168,907	307,957	339,884
Total	$375,015	$355,117	$724,252	$692,171
Operating Income
Retail	$60,720	$43,462	$103,378	$82,478
Foodservice	18,336	26,920	45,757	53,895
Nonallocated Restructuring and Impairment Charges (1)	—	—	—	(886)
Corporate Expenses	(20,458)	(16,304)	(41,589)	(29,705)
Total	$58,598	$54,078	$107,546	$105,782
(1)Reflects restructuring and impairment charges related to a plant closure that were not allocated to our two reportable segments due to their unusual nature.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Retail
Frozen breads	$103,686	$92,105	$176,529	$152,402
Refrigerated dressings, dips and other	54,309	51,405	116,247	114,042
Shelf-stable dressings and croutons	64,575	42,700	123,519	85,843
Total Retail net sales	$222,570	$186,210	$416,295	$352,287
Foodservice
Dressings and sauces	$111,225	$114,970	$226,176	$234,733
Frozen breads and other	40,282	47,597	78,074	90,961
Other roll products	938	6,340	3,707	14,190
Total Foodservice net sales	$152,445	$168,907	$307,957	$339,884
Total net sales	$375,015	$355,117	$724,252	$692,171
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Foodservice
National accounts	$116,827	$122,050	$234,905	$245,808
Branded and other	34,680	40,517	69,345	79,886
Other roll products	938	6,340	3,707	14,190
Total Foodservice net sales	$152,445	$168,907	$307,957	$339,884
Note 8 – Stock-Based Compensation
There have been no changes to our stock-based compensation plans from those disclosed in our 2020 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.8 million for the three months ended December 31, 2020 and 2019. Year-to-date SSSARs compensation expense was $1.7 million for the current-year period compared to $1.5 million for the prior-year period. At December 31, 2020, there was $4.5 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $0.9 million and $0.7 million for the three months ended December 31, 2020 and 2019, respectively. Year-to-date restricted stock compensation expense was $1.8 million for the current-year period compared to $1.4 million for the prior-year period. At December 31, 2020, there was $4.4 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
•staggering the timing of shift changes and breaks;
•relaxing attendance requirements and enhancing our paid leave policy;
•implementing quarantine protocols in the event of confirmed or suspected cases of COVID-19;
•establishing business travel restrictions; and
•limiting capacity at office locations or working from home whenever possible.
In March 2020, we also began providing temporary incentive pay compensation (“hero pay”) to our front-line employees.
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
The effects of COVID-19, including changes in consumer purchasing habits and actions undertaken in the U.S. to attempt to control the spread of COVID-19, most notably the restriction of restaurant dine-in purchases, have continued to negatively impact the operating results of our Foodservice segment. Our Foodservice segment net sales for the six months ended December 31, 2020 declined 9% compared to the prior year.
With respect to our Retail segment, the impact of COVID-19 contributed to higher sales during the six months ended December 31, 2020 as consumer demand in the retail channel remained elevated.
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

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended December 31,				Six Months Ended December 31,
	2020	2019	Change		2020	2019	Change
Net Sales	$375,015	$355,117	$19,898	6%	$724,252	$692,171	$32,081	5%
Cost of Sales	268,170	255,228	12,942	5%	524,753	500,174	24,579	5%
Gross Profit	106,845	99,889	6,956	7%	199,499	191,997	7,502	4%
Gross Margin	28.5%	28.1%			27.5%	27.7%
Selling, General and Administrative Expenses	48,247	45,747	2,500	5%	96,445	85,202	11,243	13%
Change in Contingent Consideration	—	64	(64)	(100)%	(5,687)	127	(5,814)	N/M
Restructuring and Impairment Charges	—	—	—	N/M	1,195	886	309	35%
Operating Income	58,598	54,078	4,520	8%	107,546	105,782	1,764	2%
Operating Margin	15.6%	15.2%			14.8%	15.3%
Other, Net	(27)	877	(904)	(103)%	(23)	2,304	(2,327)	(101)%
Income Before Income Taxes	58,571	54,955	3,616	7%	107,523	108,086	(563)	(1)%
Taxes Based on Income	13,941	11,531	2,410	21%	25,814	23,917	1,897	8%
Effective Tax Rate	23.8%	21.0%			24.0%	22.1%
Net Income	$44,630	$43,424	$1,206	3%	$81,709	$84,169	$(2,460)	(3)%
Diluted Net Income Per Common Share	$1.62	$1.58	$0.04	3%	$2.96	$3.06	$(0.10)	(3)%
Net Sales
Consolidated net sales for the three months ended December 31, 2020 increased 6% to a second quarter record $375.0 million versus $355.1 million last year. Consolidated net sales for the six months ended December 31, 2020 increased 5% to $724.3 million versus $692.2 million last year. Excluding all sales resulting from the November 2018 acquisition of Omni Baking Company LLC (“Omni”), consolidated net sales for the three and six months ended December 31, 2020 increased 7% and 6%, respectively. Sales growth for the quarter and year-to-date periods was driven by an increase in Retail segment net sales partially offset by a decline in Foodservice segment net sales. See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended December 31, 2020 increased 7% to $106.8 million compared to $99.9 million in the prior-year period. Gross profit benefited from the strong Retail sales growth and reduced Retail trade spending partially offset by higher manufacturing costs and increased commodity and freight costs. Manufacturing costs continue to reflect the impacts of COVID-19 including higher hourly wage rates for our front-line employees, increased expenditures for personal protective equipment and lower operating efficiencies. Our ongoing cost savings programs also helped to offset some of these costs.
Consolidated gross profit for the six months ended December 31, 2020 increased 4% to $199.5 million compared to $192.0 million in the prior-year period as influenced by the same factors noted above for the three-month period but with less favorability in the sales mix.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 5% to $48.2 million for the three months ended December 31, 2020 and increased 13% to $96.4 million for the year-to-date period. These increases were driven by expenditures for Project Ascent, which increased $3.6 million to $8.5 million for the quarter and $9.2 million to $16.8 million for the year-to-date period. SG&A expenses for the three months ended December 31, 2020 reflect a reduced level of consumer spending while the year-to-date period includes increased investments in IT infrastructure, most notably for the three months ended September 30, 2020. Project Ascent expenses are included within Corporate Expenses. A portion of the costs classified as Project Ascent expenses represent ongoing costs that will continue subsequent to the ERP implementation.

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2020	2019	Change		2020	2019	Change
SG&A Expenses - Excluding Project Ascent	$39,741	$40,854	$(1,113)	(3)%	$79,653	$77,587	$2,066	3%
Project Ascent Expenses	8,506	4,893	3,613	74%	16,792	7,615	9,177	121%
Total SG&A Expenses	$48,247	$45,747	$2,500	5%	$96,445	$85,202	$11,243	13%
Change in Contingent Consideration
There were no changes to contingent consideration for the three months ended December 31, 2020. The change in contingent consideration resulted in a benefit of $5.7 million for the six months ended December 31, 2020 compared to expense of less than $0.1 million and $0.1 million for the three and six months ended December 31, 2019, respectively. The benefit for the six months ended December 31, 2020 reflects a reduction in the fair value of the contingent consideration liability for Bantam Bagels, LLC (“Bantam”) as a result of our September 30, 2020 fair value measurement. See further discussion in Note 2 to the condensed consolidated financial statements. As the fair value adjustment resulted from the impact of a SKU rationalization by a Foodservice customer, the entire adjustment related to Bantam’s contingent consideration was reflected within the Foodservice segment. This adjustment was recorded during the three months ended September 30, 2020.
Restructuring and Impairment Charges
We recorded impairment charges of $1.2 million for the six months ended December 31, 2020 related to certain tradename and technology / know-how intangible assets for Bantam as a result of the impact of a SKU rationalization by a Foodservice customer. The impairment charges represent the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful lives of the intangible assets. The impairment charges were reflected within our Foodservice segment for the three months ended September 30, 2020.
We recorded restructuring and impairment charges of $0.9 million for the six months ended December 31, 2019, which primarily consisted of plant clean-up expenses and contract termination costs related to the closure of our frozen bread manufacturing plant located in Saraland, Alabama. These charges were not allocated to our two reportable segments due to their unusual nature. All of these charges were recorded in the three months ended September 30, 2019.
Operating Income
Operating income increased 8% to $58.6 million for the three months ended December 31, 2020 and increased 2% to $107.5 million for the six months ended December 31, 2020, reflecting the strong Retail sales growth and resulting more favorable sales mix, improved net price realization and our cost savings programs. In addition, results for the three months ended December 31, 2020 reflect a reduced level of consumer spending while the current year-to-date period includes the favorable adjustment related to Bantam’s contingent consideration. These benefits were partially offset by increased expenditures for Project Ascent, higher manufacturing costs, increased investments in IT infrastructure, and higher commodity and freight costs. See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Other, Net
Other, net resulted in expense of less than $0.1 million for the three and six months ended December 31, 2020 compared to a benefit of $0.9 million and $2.3 million for the three and six months ended December 31, 2019, respectively. These changes primarily reflect lower interest rates for our cash holdings.
Taxes Based on Income
Our effective tax rate was 24.0% and 22.1% for the six months ended December 31, 2020 and 2019, respectively. For the six months ended December 31, 2020 and 2019, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Six Months Ended December 31,
	2020	2019
Statutory rate	21.0%	21.0%
State and local income taxes	3.4	2.7
Net windfall tax benefits - stock-based compensation	(0.5)	(1.0)
Other	0.1	(0.6)
Effective rate	24.0%	22.1%

We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the six months ended December 31, 2020 and 2019, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.5% and 1.0%, respectively.
Earnings Per Share
As influenced by the factors noted above, particularly the strong Retail sales growth partially offset by the increased expenditures for Project Ascent and higher manufacturing costs, diluted net income per share for the second quarter of 2021 totaled $1.62, as compared to $1.58 per diluted share in the prior year. Year-to-date net income was $2.96 per diluted share, as compared to $3.06 per diluted share for the prior-year period. Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended December 31.
In 2021, expenditures for Project Ascent reduced diluted earnings per share by $0.23 and $0.46 for the second quarter and year-to-date periods, respectively, compared to $0.14 and $0.21 in the prior-year comparative periods. The favorable adjustment related to Bantam’s contingent consideration increased diluted earnings per share by $0.16 for the current year-to-date period. Restructuring and impairment charges had an unfavorable impact of $0.03 and $0.02 per diluted share for the six months ended December 31, 2020 and 2019, respectively.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2020	2019	Change		2020	2019	Change
Net Sales	$222,570	$186,210	$36,360	20%	$416,295	$352,287	$64,008	18%
Operating Income	$60,720	$43,462	$17,258	40%	$103,378	$82,478	$20,900	25%
Operating Margin	27.3%	23.3%			24.8%	23.4%
For the three months ended December 31, 2020, Retail segment net sales reached $222.6 million, a 20% increase from the prior-year total of $186.2 million. Year-to-date net sales for the Retail segment increased 18% to $416.3 million compared to the prior-year total of $352.3 million. The increases for both periods reflect the impacts of the COVID-19 outbreak, which has continued to drive higher demand for at-home food consumption. New products also contributed to sales gains. The increase in Retail net sales was led by Olive Garden® dressings along with our recently introduced Chick-fil-A® sauces and single-bottle Buffalo Wild Wings® sauces, all of which are produced and sold under exclusive license agreements. Other products contributing to the growth in Retail net sales included frozen garlic bread and frozen dinner rolls. Sales for the quarter also reflect a reduced level of Retail trade spending.
For the three months ended December 31, 2020, Retail segment operating income increased 40% to $60.7 million, reflecting the increase in sales, improved net price realization, reduced consumer spending and our ongoing cost savings programs, as partially offset by higher manufacturing costs, including expenses directly attributed to the impacts of COVID-19 and increased commodity and freight costs.
For the six months ended December 31, 2020, Retail segment operating income increased 25% to $103.4 million, reflecting the increase in sales, improved net price realization, our ongoing cost savings programs and reduced consumer spending, as partially offset by higher manufacturing costs, including expenses directly attributed to the impacts of COVID-19, and increased commodity and freight costs.
Foodservice Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2020	2019	Change		2020	2019	Change
Net Sales	$152,445	$168,907	$(16,462)	(10)%	$307,957	$339,884	$(31,927)	(9)%
Operating Income	$18,336	$26,920	$(8,584)	(32)%	$45,757	$53,895	$(8,138)	(15)%
Operating Margin	12.0%	15.9%			14.9%	15.9%
For the three months ended December 31, 2020, Foodservice segment net sales decreased 10% to $152.4 million compared to $168.9 million in the prior-year period as demand remained constrained by the impacts of COVID-19. Excluding all sales resulting from the November 2018 acquisition of Omni, Foodservice segment net sales declined 7%. Omni sales attributed to a temporary supply agreement totaled $0.9 million in the current year compared to $6.3 million in the prior year. The temporary supply agreement was terminated effective October 31, 2020.
For the six months ended December 31, 2020, Foodservice segment net sales decreased 9% to $308.0 million from the prior-year total of $339.9 million due to the impacts of COVID-19. Excluding all sales attributed to Omni, Foodservice segment net sales declined 7%. Omni sales totaled $3.7 million in the current year compared to $14.2 million in the prior year.
The decline in Foodservice segment operating income for the three months ended December 31, 2020 reflects reduced demand attributed to the impacts of COVID-19, higher manufacturing costs, including expenses directly attributed to the impacts of COVID-19, reduced overhead recovery resulting from lower production volumes, and increased commodity and freight costs.
The decrease in Foodservice segment operating income for the six months ended December 31, 2020 reflects the same factors noted above for the three months ended December 31, 2020 along with the current-year Bantam impairment charges for certain intangible assets, as partially offset by the favorable impact of the $5.7 million adjustment related to Bantam’s contingent consideration.
Corporate Expenses
For the three months ended December 31, 2020 and 2019, corporate expenses totaled $20.5 million and $16.3 million, respectively. For the six months ended December 31, 2020 and 2019, corporate expenses totaled $41.6 million and $29.7 million, respectively. These increases were driven by expenditures for Project Ascent, which totaled $8.5 million and $4.9 million, for the three months ended December 31, 2020 and 2019, respectively, and $16.8 million and $7.6 million for the six months ended December 31, 2020 and 2019, respectively. For the six months ended December 31, 2020 and 2019, we also capitalized an additional $2.8 million and $0.9 million, respectively, of ERP-related expenditures for application development stage activities.
LOOKING FORWARD
Looking forward to our fiscal third quarter, net sales are expected to benefit from continued gains in Retail for dressings and sauces sold under exclusive license agreements and further growth for our frozen bread products while Foodservice segment sales will remain unfavorably influenced by the impacts of the COVID-19 pandemic as the restaurant industry experiences sales declines due to restrictions on dine-in purchases and changes in consumer purchasing habits. We anticipate the impacts of COVID-19 will also remain a headwind for our manufacturing costs. The full impact of the COVID-19 pandemic on our sales and operating results is difficult to quantify based on the uncertainty surrounding the timeline for the resumption of full-service operations at U.S. restaurants, the overall pace of the U.S. economic recovery and the willingness of consumers to return to away-from-home dining. Inflationary costs for commodities and freight are expected to be increasingly unfavorable in the fiscal third quarter. Our ongoing cost savings programs and net price realization will help to offset these higher costs.
FINANCIAL CONDITION
For the six months ended December 31, 2020, net cash provided by operating activities totaled $90.9 million, as compared to $105.4 million in the prior-year period. This decrease was primarily due to the year-over-year change in net working capital, particularly the increase in inventories.
Cash used in investing activities for the six months ended December 31, 2020 was $29.9 million, as compared to $57.9 million in the prior year. This decrease primarily reflects a lower level of payments for property additions in the current year. Our prior-year capital expenditures included spending on a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky that was completed in January 2020 and the purchase of the Omni manufacturing facility that was previously leased.
Cash used in financing activities for the six months ended December 31, 2020 of $42.8 million increased from the prior-year total of $41.5 million. This increase was primarily due to higher dividend payments, as partially offset by a decline in treasury stock purchases.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at December 31, 2020. At December 31, 2020, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.

The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2020, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At December 31, 2020, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2021 could total between $105 and $125 million, which includes approximately $30 million in initial expenditures attributed to a substantial investment for a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the first quarter of fiscal 2023.
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of December 31, 2020. There have been no significant changes to the contractual obligations disclosed in our 2020 Annual Report on Form 10-K aside from expected changes in raw-material costs associated with changes in product demand or pricing, our obligation related to a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky as further discussed below, and obligations for other capital projects and IT service agreements.
In November 2020, T. Marzetti Company (“T. Marzetti”), a wholly-owned subsidiary of ours, entered into a Design/Build Agreement (the “Agreement”) with Gray Construction, Inc. (“Gray”) under which Gray will design, coordinate and build additional dressing and sauce manufacturing and warehousing capacity for the T. Marzetti facility in Hart County, Kentucky (the “Project”). The Project will result in an expansion of the current facility footprint. Subject to certain conditions in the Agreement, T. Marzetti will pay Gray no more than the guaranteed maximum price of approximately $113 million for the Project. The Agreement contains other terms and conditions that are customary for this type of project. Expected to be completed in the first quarter of fiscal 2023, the Project is in its early stages, thus we are still obligated for the majority of the guaranteed maximum price.
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
•difficulties related to the design and implementation of our new enterprise resource planning system;
•cyber-security incidents, information technology disruptions, and data breaches;
•the potential for loss of larger programs or key customer relationships;
•fluctuations in the cost and availability of ingredients and packaging;
•the ability to successfully grow recently acquired businesses;
•changes in demand for our products, which may result from loss of brand reputation or customer goodwill;
•price and product competition;
•the success and cost of new product development efforts;
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,315,800 common shares remained authorized for future repurchases at December 31, 2020. This share repurchase authorization does not have a stated expiration date. In the second quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1-31, 2020 (1)	25	$166.14	25	1,315,800
November 1-30, 2020	—	$—	—	1,315,800
December 1-31, 2020	—	$—	—	1,315,800
Total	25	$166.14	25	1,315,800
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

LANCASTER COLONY CORPORATION
(Registrant)
Date:	February 4, 2021	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	February 4, 2021	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2020
INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Design/Build Agreement between T. Marzetti Company and Gray Construction, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed November 16, 2020)

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith