Form 10-Q
period 2021-03-31
LANCASTER COLONY CORP
filed 2021-05-04
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 16, 2021, there were approximately 27,545,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	March 31, 2021	June 30, 2020
ASSETS
Current Assets:
Cash and equivalents	$211,121	$198,273
Receivables	97,877	86,604
Inventories:
Raw materials	40,603	34,374
Finished goods	62,443	50,674
Total inventories	103,046	85,048
Other current assets	16,216	15,687
Total current assets	428,260	385,612
Property, Plant and Equipment:
Land, buildings and improvements	198,911	186,542
Machinery and equipment	435,856	388,929
Total cost	634,767	575,471
Less accumulated depreciation	304,661	282,183
Property, plant and equipment-net	330,106	293,288
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	59,969	65,216
Operating lease right-of-use assets	22,350	22,977
Other noncurrent assets	19,294	17,889
Total	$1,068,350	$993,353
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$94,336	$71,433
Accrued liabilities	57,647	54,826
Total current liabilities	151,983	126,259
Noncurrent Operating Lease Liabilities	17,215	17,893
Other Noncurrent Liabilities	31,369	31,661
Deferred Income Taxes	36,670	34,240
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-March-27,544,735 shares; June-27,523,935 shares	127,277	125,153
Retained earnings	1,471,151	1,421,121
Accumulated other comprehensive loss	(11,788)	(12,070)
Common stock in treasury, at cost	(755,527)	(750,904)
Total shareholders’ equity	831,113	783,300
Total	$1,068,350	$993,353
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands, except per share data)	2021	2020	2021	2020
Net Sales	$357,249	$321,363	$1,081,501	$1,013,534
Cost of Sales	266,699	244,401	791,452	744,575
Gross Profit	90,550	76,962	290,049	268,959
Selling, General and Administrative Expenses	53,162	46,907	149,607	132,109
Change in Contingent Consideration	—	65	(5,687)	192
Restructuring and Impairment Charges	—	—	1,195	886
Operating Income	37,388	29,990	144,934	135,772
Other, Net	(44)	727	(67)	3,031
Income Before Income Taxes	37,344	30,717	144,867	138,803
Taxes Based on Income	8,447	8,288	34,261	32,205
Net Income	$28,897	$22,429	$110,606	$106,598
Net Income Per Common Share:
Basic	$1.05	$0.82	$4.02	$3.88
Diluted	$1.05	$0.81	$4.01	$3.87

Weighted Average Common Shares Outstanding:
Basic	27,483	27,457	27,474	27,447
Diluted	27,526	27,501	27,513	27,502
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands)	2021	2020	2021	2020
Net Income	$28,897	$22,429	$110,606	$106,598
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	167	136	503	409
Amortization of prior service credit, before tax	(45)	(45)	(136)	(136)
Total Other Comprehensive Income, Before Tax	122	91	367	273
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(39)	(31)	(117)	(95)
Amortization of prior service credit, tax	11	10	32	31
Total Tax Expense	(28)	(21)	(85)	(64)
Other Comprehensive Income, Net of Tax	94	70	282	209
Comprehensive Income	$28,991	$22,499	$110,888	$106,807
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
(Amounts in thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$110,606	$106,598
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	32,569	27,672
Change in contingent consideration	(5,687)	192
Deferred income taxes and other changes	4,305	9,625
Stock-based compensation expense	5,234	4,337
Restructuring and impairment charges	1,195	(268)
Pension plan activity	(118)	(458)
Changes in operating assets and liabilities:
Receivables	(11,273)	(11,958)
Inventories	(17,998)	(10,187)
Other current assets	(2,968)	(15,590)
Accounts payable and accrued liabilities	22,834	9,175
Net cash provided by operating activities	138,699	119,138
Cash Flows From Investing Activities:
Payments for property additions	(55,601)	(72,006)
Other-net	(561)	(389)
Net cash used in investing activities	(56,162)	(72,395)
Cash Flows From Financing Activities:
Payment of dividends	(60,576)	(56,386)
Purchase of treasury stock	(4,623)	(5,387)
Tax withholdings for stock-based compensation	(3,110)	(2,960)
Other-net	(1,380)	(500)
Net cash used in financing activities	(69,689)	(65,233)
Net change in cash and equivalents	12,848	(18,490)
Cash and equivalents at beginning of year	198,273	196,288
Cash and equivalents at end of period	$211,121	$177,798
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$29,855	$30,355
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended March 31, 2021
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2020	27,524	$125,153	$1,421,121	$(12,070)	$(750,904)	$783,300
Net income			37,079			37,079
Net pension and postretirement benefit gains, net of $29 tax effect				94		94
Cash dividends - common stock ($0.70 per share)			(19,270)			(19,270)
Purchase of treasury stock	—				(15)	(15)
Stock-based plans	16	(1,854)				(1,854)
Stock-based compensation expense		1,772				1,772
Balance, September 30, 2020	27,540	$125,071	$1,438,930	$(11,976)	$(750,919)	$801,106
Net income			44,630			44,630
Net pension and postretirement benefit gains, net of $28 tax effect				94		94
Cash dividends - common stock ($0.75 per share)			(20,655)			(20,655)
Purchase of treasury stock	—				(4)	(4)
Stock-based plans	7	(581)				(581)
Stock-based compensation expense		1,770				1,770
Balance, December 31, 2020	27,547	$126,260	$1,462,905	$(11,882)	$(750,923)	$826,360
Net income			28,897			28,897
Net pension and postretirement benefit gains, net of $28 tax effect				94		94
Cash dividends - common stock ($0.75 per share)			(20,651)			(20,651)
Purchase of treasury stock	(26)				(4,604)	(4,604)
Stock-based plans	24	(675)				(675)
Stock-based compensation expense		1,692				1,692
Balance, March 31, 2021	27,545	$127,277	$1,471,151	$(11,788)	$(755,527)	$831,113
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
Deferred Software Costs
We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in Other Current Assets or Other Noncurrent Assets and are amortized on a straight-line basis over the estimated useful life. For the nine months ended March 31, 2021 and 2020, we capitalized $3.2 million and $6.6 million, respectively, of deferred software costs related to cloud computing arrangements.
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

	March 31,
	2021	2020
Construction in progress in Accounts Payable	$3,791	$8,532
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $27.6 million and $32.8 million at March 31, 2021 and June 30, 2020, respectively.
Accrued Distribution
Accrued distribution included in Accrued Liabilities was $11.1 million and $7.1 million at March 31, 2021 and June 30, 2020, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income	$28,897	$22,429	$110,606	$106,598
Net income available to participating securities	(56)	(48)	(223)	(216)
Net income available to common shareholders	$28,841	$22,381	$110,383	$106,382

Weighted average common shares outstanding – basic	27,483	27,457	27,474	27,447
Incremental share effect from:
Nonparticipating restricted stock	2	1	2	2
Stock-settled stock appreciation rights	41	43	37	53
Weighted average common shares outstanding – diluted	27,526	27,501	27,513	27,502

Net income per common share – basic	$1.05	$0.82	$4.02	$3.88
Net income per common share – diluted	$1.05	$0.81	$4.01	$3.87
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Accumulated other comprehensive loss at beginning of period	$(11,882)	$(10,169)	$(12,070)	$(10,308)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	172	143	518	429
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(5)	(7)	(15)	(20)
Amortization of prior service credit	(45)	(45)	(136)	(136)
Total other comprehensive income, before tax	122	91	367	273
Total tax expense	(28)	(21)	(85)	(64)
Other comprehensive income, net of tax	94	70	282	209
Accumulated other comprehensive loss at end of period	$(11,788)	$(10,099)	$(11,788)	$(10,099)
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

	Fair Value Measurements at March 31, 2021
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
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Contingent consideration at beginning of period	$3,470	$9,027	$9,157	$8,900
Change in contingent consideration included in operating income	—	65	(5,687)	192
Contingent consideration at end of period	$3,470	$9,092	$3,470	$9,092

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Angelic Contingent Consideration
This contingent consideration resulted from the earn-out associated with our November 17, 2016 acquisition of Angelic. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic for fiscal 2021. The initial fair value of the contingent consideration was determined to be $13.9 million. The fair value is measured on a recurring basis using a present value approach, which incorporates factors such as revenue growth and forecasted adjusted EBITDA, to estimate an expected value. We record the present value of this amount by applying a discount rate. As this fair value measurement is based on significant inputs not observable in the market, it represents a Level 3 measurement within the fair value hierarchy. At March 31, 2021 and June 30, 2020, there was no liability recorded for Angelic’s contingent consideration based on current projections for Angelic’s forecasted adjusted EBITDA for fiscal 2021.

Note 3 – Long-Term Debt
At March 31, 2021 and June 30, 2020, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 19, 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. In the event that LIBOR becomes unavailable or is no longer deemed an appropriate reference rate, the Facility allows for the use of a benchmark replacement rate. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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
At March 31, 2021 and June 30, 2020, we had no borrowings outstanding under the Facility. At March 31, 2021 and June 30, 2020, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three and nine months ended March 31, 2021 and 2020.
Note 4 – Commitments and Contingencies
At March 31, 2021, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In the U.S., state and local governments recommended or mandated actions to slow the transmission of COVID-19. We continue to monitor the situation and guidance from authorities, including federal, state and local public health departments. We also continue to review the carrying value of our assets and, as needed, have recorded additional reserves for inventory and receivables related to the impact of COVID-19 on our Foodservice segment. The future impact of COVID-19 on our results of operations, financial condition, and cash flows is contingent upon the duration and severity of the outbreak, the associated recommended or mandated actions imposed by U.S. state and local governments, and the resulting effects on consumer behavior.
We have a significant remaining commitment of approximately $106 million related to a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky.
Our acquisitions of Angelic and Bantam included provisions for contingent consideration for the earn-outs associated with these transactions. See further discussion in Note 2.
Note 5 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at March 31, 2021 and June 30, 2020.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets:

	March 31, 2021	June 30, 2020
Tradenames (20 to 30-year life)
Gross carrying value	$62,531	$63,121
Accumulated amortization	(11,781)	(9,925)
Net carrying value	$50,750	$53,196
Customer Relationships (2 to 15-year life)
Gross carrying value	$17,507	$17,507
Accumulated amortization	(12,561)	(11,094)
Net carrying value	$4,946	$6,413
Technology / Know-how (10-year life)
Gross carrying value	$8,020	$8,950
Accumulated amortization	(3,771)	(3,396)
Net carrying value	$4,249	$5,554
Non-compete Agreements (5-year life)
Gross carrying value	$191	$791
Accumulated amortization	(167)	(738)
Net carrying value	$24	$53
Total net carrying value	$59,969	$65,216
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
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Amortization expense	$1,203	$1,269	$4,052	$3,817
Total annual amortization expense for each of the next five years is estimated to be as follows:

2022	$4,739
2023	$4,180
2024	$4,180
2025	$3,920
2026	$3,290
Note 6 – Income Taxes
Prepaid federal income taxes of $3.5 million and $5.3 million were included in Other Current Assets at March 31, 2021 and June 30, 2020, respectively.

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
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our CODM does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at March 31, 2021 is generally consistent with that of June 30, 2020.
We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net Sales
Retail	$198,358	$169,414	$614,653	$521,701
Foodservice	158,891	151,949	466,848	491,833
Total	$357,249	$321,363	$1,081,501	$1,013,534
Operating Income
Retail	$41,179	$34,150	$144,557	$116,628
Foodservice	21,088	12,765	66,845	66,660
Nonallocated Restructuring and Impairment Charges (1)	—	—	—	(886)
Corporate Expenses	(24,879)	(16,925)	(66,468)	(46,630)
Total	$37,388	$29,990	$144,934	$135,772
(1)Reflects restructuring and impairment charges related to a plant closure that were not allocated to our two reportable segments due to their unusual nature.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Retail
Frozen breads	$73,628	$68,682	$250,157	$221,084
Refrigerated dressings, dips and other	48,957	49,479	165,204	163,521
Shelf-stable dressings and croutons	75,773	51,253	199,292	137,096
Total Retail net sales	$198,358	$169,414	$614,653	$521,701
Foodservice
Dressings and sauces	$120,925	$106,306	$347,101	$341,039
Frozen breads and other	37,966	40,339	116,040	131,300
Other roll products	—	5,304	3,707	19,494
Total Foodservice net sales	$158,891	$151,949	$466,848	$491,833
Total net sales	$357,249	$321,363	$1,081,501	$1,013,534
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Foodservice
National accounts	$124,323	$110,384	$359,228	$356,192
Branded and other	34,568	36,261	103,913	116,147
Other roll products	—	5,304	3,707	19,494
Total Foodservice net sales	$158,891	$151,949	$466,848	$491,833
Note 8 – Stock-Based Compensation
There have been no changes to our stock-based compensation plans from those disclosed in our 2020 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.9 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. Year-to-date SSSARs compensation expense was $2.6 million for the current-year period compared to $2.2 million for the prior-year period. At March 31, 2021, there was $7.7 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $0.8 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. Year-to-date restricted stock compensation expense was $2.6 million for the current-year period compared to $2.1 million for the prior-year period. At March 31, 2021, there was $6.1 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
With respect to long-term growth, we continually evaluate the future opportunities and needs for our business specific to our plant infrastructure, IT platforms and other initiatives to support and strengthen our operations. Recent examples of resulting investments include a significant capacity expansion project for our Sister Schubert’s frozen dinner roll facility in Horse Cave, Kentucky that was completed in January 2020; a new R&D center that was completed near the end of 2019; and the establishment of a Transformation Program Office in 2019 that will serve to coordinate our various capital and integration efforts, including our ERP project and related initiatives, Project Ascent, that is now underway. Project Ascent commenced in late 2019 and entails the replacement of our primary customer and manufacturing transactional systems, warehousing systems, and financial systems with an integrated SAP S/4HANA system. Post implementation, Project Ascent will evolve into an on-going Center of Excellence (“COE”) that will provide oversight for all future upgrades of the S/4HANA environment, evaluation of future software needs to support the business, acquisition integration support and master data standards. Most of the on-going COE costs are expected to consist of annual software maintenance and support, consulting and professional fees and wages and benefits.

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
•providing an extra vacation day to allow flexibility with scheduling COVID-19 vaccination appointments;
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
The effects of COVID-19, including changes in consumer purchasing habits and actions undertaken in the U.S. to attempt to control the spread of COVID-19, most notably the restriction of restaurant dine-in purchases, have negatively impacted the operating results of our Foodservice segment. Our Foodservice segment net sales for the nine months ended March 31, 2021 declined 5% compared to the prior year.
With respect to our Retail segment, the impact of COVID-19 contributed to higher sales during the nine months ended March 31, 2021 as consumer demand in the retail channel remained elevated due to increased at-home food consumption.
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

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended March 31,				Nine Months Ended March 31,
	2021	2020	Change		2021	2020	Change
Net Sales	$357,249	$321,363	$35,886	11%	$1,081,501	$1,013,534	$67,967	7%
Cost of Sales	266,699	244,401	22,298	9%	791,452	744,575	46,877	6%
Gross Profit	90,550	76,962	13,588	18%	290,049	268,959	21,090	8%
Gross Margin	25.3%	23.9%			26.8%	26.5%
Selling, General and Administrative Expenses	53,162	46,907	6,255	13%	149,607	132,109	17,498	13%
Change in Contingent Consideration	—	65	(65)	(100)%	(5,687)	192	(5,879)	N/M
Restructuring and Impairment Charges	—	—	—	N/M	1,195	886	309	35%
Operating Income	37,388	29,990	7,398	25%	144,934	135,772	9,162	7%
Operating Margin	10.5%	9.3%			13.4%	13.4%
Other, Net	(44)	727	(771)	(106)%	(67)	3,031	(3,098)	(102)%
Income Before Income Taxes	37,344	30,717	6,627	22%	144,867	138,803	6,064	4%
Taxes Based on Income	8,447	8,288	159	2%	34,261	32,205	2,056	6%
Effective Tax Rate	22.6%	27.0%			23.6%	23.2%
Net Income	$28,897	$22,429	$6,468	29%	$110,606	$106,598	$4,008	4%
Diluted Net Income Per Common Share	$1.05	$0.81	$0.24	30%	$4.01	$3.87	$0.14	4%
Net Sales
Consolidated net sales for the three months ended March 31, 2021 increased 11% to a third quarter record $357.2 million versus $321.4 million last year. Consolidated net sales for the nine months ended March 31, 2021 increased 7% to $1,081.5 million versus $1,013.5 million last year. Excluding all sales resulting from the November 2018 acquisition of Omni Baking Company LLC (“Omni”), consolidated net sales for the three and nine months ended March 31, 2021 increased 13% and 8%, respectively. Sales growth for the quarter reflected higher net sales for both the Retail and Foodservice segments while year-to-date sales growth was driven by an increase in Retail segment net sales partially offset by a decline in Foodservice segment net sales. See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended March 31, 2021 increased 18% to $90.6 million compared to $77.0 million in the prior-year period. Gross profit benefited from the strong sales growth, a more favorable sales mix, lower employee benefit costs and our ongoing cost savings programs partially offset by higher manufacturing costs and commodity cost inflation. Gross profit in the prior-year quarter was unfavorably impacted by a $4.5 million inventory write-down attributed to the abrupt slowdown in Foodservice orders in mid-March 2020 due to the impacts of COVID-19. Manufacturing costs in the current-year quarter continue to reflect the impacts of COVID-19, including hero pay for our front-line employees, increased expenditures for personal protective equipment and lower operating efficiencies.
Consolidated gross profit for the nine months ended March 31, 2021 increased 8% to $290.0 million compared to $269.0 million in the prior-year period as influenced by the same factors noted above for the three-month period in addition to a lower level of Retail trade spending.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 13% for both the quarter and year-to-date periods reaching $53.2 million and $149.6 million for the three and nine months ended March 31, 2021, respectively. These increases were driven by expenditures for Project Ascent, which increased $5.9 million to $10.8 million for the quarter and $15.1 million to $27.6 million for the year-to-date period. Excluding Project Ascent, SG&A expenses for the quarter and year-to-date periods ended March 31, 2021 were slightly higher than the prior-year periods. The current year-to-date period included some increased investments in IT infrastructure. Project Ascent expenses are included within Corporate Expenses. A portion of the costs that have been classified as Project Ascent expenses represent ongoing costs that will continue subsequent to the ERP implementation.

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2021	2020	Change		2021	2020	Change
SG&A Expenses - Excluding Project Ascent	$42,367	$42,030	$337	1%	$122,020	$119,617	$2,403	2%
Project Ascent Expenses	10,795	4,877	5,918	121%	27,587	12,492	15,095	121%
Total SG&A Expenses	$53,162	$46,907	$6,255	13%	$149,607	$132,109	$17,498	13%
Change in Contingent Consideration
The change in contingent consideration resulted in a benefit of $5.7 million for the nine months ended March 31, 2021 due to a reduction in the fair value of the contingent consideration liability for Bantam Bagels, LLC (“Bantam”) as a result of our September 30, 2020 fair value measurement. As the fair value adjustment resulted from the impact of a SKU rationalization by a Foodservice customer, the entire adjustment related to Bantam’s contingent consideration was reflected within the Foodservice segment. This adjustment was recorded during the three months ended September 30, 2020, and there were no other changes in contingent consideration during the current year-to-date period. See further discussion in Note 2 to the condensed consolidated financial statements. The change in contingent consideration resulted in expense of $0.1 million and $0.2 million for the three and nine months ended March 31, 2020, respectively.
Restructuring and Impairment Charges
We recorded impairment charges of $1.2 million for the nine months ended March 31, 2021 related to certain tradename and technology / know-how intangible assets for Bantam as a result of the impact of a SKU rationalization by a Foodservice customer. The impairment charges represent the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful lives of the intangible assets and were reflected within our Foodservice segment. All of these charges were recorded in the three months ended September 30, 2020.
We recorded restructuring and impairment charges of $0.9 million for the nine months ended March 31, 2020, which primarily consisted of plant clean-up expenses and contract termination costs related to the closure of our frozen bread manufacturing plant located in Saraland, Alabama. These charges were not allocated to our two reportable segments due to their unusual nature. All of these charges were recorded in the three months ended September 30, 2019.
Operating Income
Operating income increased 25% to $37.4 million for the three months ended March 31, 2021 and increased 7% to $144.9 million for the nine months ended March 31, 2021. In the current-year quarter, operating income growth was driven by the increased sales, a more favorable sales mix, lower employee benefit costs and our ongoing cost savings programs, as partially offset by increased expenditures for Project Ascent, higher manufacturing costs attributed to the impacts of COVID-19 and increased commodity costs. The prior-year quarter also included the unfavorable $4.5 million inventory write-down. Operating income growth for the current year-to-date period was influenced by the same positive factors referenced for the quarter in addition to the favorable adjustment related to Bantam’s contingent consideration. Offsets to operating income growth in the current year-to-date period include the items referenced above in addition to increased investments in IT infrastructure. See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Other, Net
Other, net resulted in expense of less than $0.1 million and $0.1 million for the three and nine months ended March 31, 2021, respectively, compared to a benefit of $0.7 million and $3.0 million for the three and nine months ended March 31, 2020, respectively. These changes primarily reflect lower interest rates for our cash holdings.

Taxes Based on Income
Our effective tax rate was 23.6% and 23.2% for the nine months ended March 31, 2021 and 2020, respectively. For the nine months ended March 31, 2021 and 2020, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Nine Months Ended March 31,
	2021	2020
Statutory rate	21.0%	21.0%
State and local income taxes	3.6	2.9
Net windfall tax benefits - stock-based compensation	(0.6)	(0.9)
Other	(0.4)	0.2
Effective rate	23.6%	23.2%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the nine months ended March 31, 2021 and 2020, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.6% and 0.9%, respectively.
Earnings Per Share
As influenced by the factors noted above, particularly the strong sales growth partially offset by the increased expenditures for Project Ascent and higher manufacturing costs, diluted net income per share for the third quarter of 2021 totaled $1.05, as compared to $0.81 per diluted share in the prior year. Year-to-date net income was $4.01 per diluted share, as compared to $3.87 per diluted share for the prior-year period. Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended March 31.
In 2021, expenditures for Project Ascent reduced diluted earnings per share by $0.30 and $0.76 for the third quarter and year-to-date periods, respectively, compared to $0.13 and $0.34 in the prior-year comparative periods. The favorable adjustment related to Bantam’s contingent consideration increased diluted earnings per share by $0.16 for the current year-to-date period. Restructuring and impairment charges had an unfavorable impact of $0.03 and $0.02 per diluted share for the nine months ended March 31, 2021 and 2020, respectively. The prior-year Foodservice inventory write-down reduced diluted earnings per share by $0.12 for the three and nine months ended March 31, 2020.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2021	2020	Change		2021	2020	Change
Net Sales	$198,358	$169,414	$28,944	17%	$614,653	$521,701	$92,952	18%
Operating Income	$41,179	$34,150	$7,029	21%	$144,557	$116,628	$27,929	24%
Operating Margin	20.8%	20.2%			23.5%	22.4%
For the three months ended March 31, 2021, Retail segment net sales reached $198.4 million, a 17% increase from the prior-year total of $169.4 million. Year-to-date net sales for the Retail segment increased 18% to $614.7 million compared to the prior-year total of $521.7 million. The increases for both periods reflect the impacts of the COVID-19 outbreak, which has driven higher demand for at-home food consumption. The strength of our licensing program was also a significant contributor to the sales growth, led by Chick-fil-A® sauces, Olive Garden® dressings and Buffalo Wild Wings® sauces. Other products contributing to the growth in Retail net sales included frozen garlic bread in both the quarter and year-to-date periods and frozen dinner rolls in the year-to-date period. Year-to-date sales also reflect a reduced level of Retail trade spending.
For the three months ended March 31, 2021, Retail segment operating income increased 21% to $41.2 million, reflecting the increase in sales, lower employee benefit costs and our ongoing cost savings programs, as partially offset by higher manufacturing costs, including expenses directly attributed to the impacts of COVID-19, and increased commodity costs.

For the nine months ended March 31, 2021, Retail segment operating income increased 24% to $144.6 million, reflecting the increase in sales, improved net price realization, reduced consumer spending and our ongoing cost savings programs, as partially offset by higher manufacturing costs, including expenses directly attributed to the impacts of COVID-19, and increased commodity costs.
Foodservice Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2021	2020	Change		2021	2020	Change
Net Sales	$158,891	$151,949	$6,942	5%	$466,848	$491,833	$(24,985)	(5)%
Operating Income	$21,088	$12,765	$8,323	65%	$66,845	$66,660	$185	—%
Operating Margin	13.3%	8.4%			14.3%	13.6%
For the three months ended March 31, 2021, Foodservice segment net sales grew 5% to $158.9 million compared to $151.9 million in the prior-year period as quick-service restaurant and pizza chain customers in our mix of national chain restaurant accounts continued to perform well and we began to lap the significant declines in consumer demand in the prior year due to the impacts of COVID-19. Inflationary pricing also contributed to the increase in Foodservice segment net sales. Excluding all sales resulting from the November 2018 acquisition of Omni, Foodservice segment net sales increased 8%. Omni sales attributed to a temporary supply agreement totaled $5.3 million in the prior-year quarter. There were no such sales in the current-year quarter as the temporary supply agreement was terminated effective October 31, 2020.
For the nine months ended March 31, 2021, Foodservice segment net sales decreased 5% to $466.8 million from the prior-year total of $491.8 million as influenced by the impacts of COVID-19 and the decline in Omni sales. Excluding all sales attributed to Omni, Foodservice segment net sales declined 2%. Omni sales totaled $3.7 million in the current year compared to $19.5 million in the prior year.
The increase in Foodservice segment operating income for the three months ended March 31, 2021 reflects the higher net sales, a more favorable sales mix and lower employee benefit costs in addition to the impact of last year’s unfavorable $4.5 million inventory write-down, as partially offset by higher manufacturing costs, including expenses directly attributed to the impacts of COVID-19.
The slight increase in Foodservice segment operating income for the nine months ended March 31, 2021 reflects a more favorable sales mix, the current-year $5.7 million favorable adjustment related to Bantam’s contingent consideration and last year’s unfavorable $4.5 million inventory write-down, which were largely offset by higher manufacturing costs, reduced overhead recovery resulting from lower production volumes and the current-year Bantam impairment charges for certain intangible assets.
Corporate Expenses
For the three months ended March 31, 2021 and 2020, corporate expenses totaled $24.9 million and $16.9 million, respectively. For the nine months ended March 31, 2021 and 2020, corporate expenses totaled $66.5 million and $46.6 million, respectively. These increases were driven by expenditures for Project Ascent, which totaled $10.8 million and $4.9 million, for the three months ended March 31, 2021 and 2020, respectively, and $27.6 million and $12.5 million for the nine months ended March 31, 2021 and 2020, respectively. For the nine months ended March 31, 2021 and 2020, we also capitalized an additional $3.2 million and $4.9 million, respectively, of ERP-related expenditures for application development stage activities.
LOOKING FORWARD
Looking forward to our fiscal fourth quarter, net sales are expected to benefit from continued gains in Retail for dressings and sauces sold under exclusive license agreements. We anticipate the rollout of Chick-fil-A® sauces to reach national distribution by the end of June. We also foresee a notable pickup in Foodservice sales as many of our national chain restaurant customers have indicated expectations for increasing consumer demand as vaccine distribution expands, stimulus dollars are spent, and warmer weather accommodates more outdoor dining. The impacts of COVID-19 will remain a headwind for our manufacturing costs, and the upward trend in commodity costs is projected to accelerate throughout the quarter. Our ongoing cost savings programs and net price realization efforts will help to offset these higher costs. Finally, with the distribution of COVID-19 vaccines now broadly expanded and available throughout the United States, we plan to discontinue the temporary hero pay for our front-line employees on June 30.

FINANCIAL CONDITION
For the nine months ended March 31, 2021, net cash provided by operating activities totaled $138.7 million, as compared to $119.1 million in the prior-year period. This increase was primarily due to the year-over-year changes in net working capital, particularly accounts payable and accrued liabilities, as well as other current assets.
Cash used in investing activities for the nine months ended March 31, 2021 was $56.2 million, as compared to $72.4 million in the prior year. This decrease primarily reflects a lower level of payments for property additions in the current year. Our prior-year capital expenditures included spending on a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky that was completed in January 2020 and the purchase of the Omni manufacturing facility that was previously leased.
Cash used in financing activities for the nine months ended March 31, 2021 of $69.7 million increased from the prior-year total of $65.2 million. This increase was primarily due to higher dividend payments.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at March 31, 2021. At March 31, 2021, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2021, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At March 31, 2021, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2021 will total approximately $110 million, which includes approximately $30 million in initial expenditures attributed to a substantial investment for a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the first quarter of fiscal 2023.
CONTRACTUAL OBLIGATIONS
We have various contractual obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such items are commitments to purchase raw materials or packaging inventory that has not yet been received as of March 31, 2021. There have been no significant changes to the contractual obligations disclosed in our 2020 Annual Report on Form 10-K aside from expected changes in raw-material costs associated with changes in product demand or pricing, our obligation related to a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky as further discussed below, and obligations for other capital projects and IT service agreements.
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
•complexities related to the design and implementation of our new enterprise resource planning system;
•fluctuations in the cost and availability of ingredients and packaging;
•capacity constraints that may affect our ability to meet demand or may increase our costs;
•efficiencies in plant operations;
•dependence on contract manufacturers, distributors and freight transporters, including their financial strength in continuing to support our business;
•cyber-security incidents, information technology disruptions, and data breaches;
•the reaction of customers or consumers to price increases we may implement;
•adverse changes in freight, energy or other costs of producing, distributing or transporting our products;
•the potential for loss of larger programs or key customer relationships;
•the ability to successfully grow recently acquired businesses;
•changes in demand for our products, which may result from loss of brand reputation or customer goodwill;
•price and product competition;
•the success and cost of new product development efforts;
•adequate supply of labor for our manufacturing facilities;
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

•stability of labor relations; and
•certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2020 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2020 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,289,701 common shares remained authorized for future repurchases at March 31, 2021. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1-31, 2021 (1)	22	$180.04	22	1,315,778
February 1-28, 2021 (1)	15,379	$176.33	15,379	1,300,399
March 1-31, 2021	10,698	$176.57	10,698	1,289,701
Total	26,099	$176.43	26,099	1,289,701
(1)Includes 22 shares in January 2021 and 6,077 shares in February 2021 that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	May 4, 2021	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	May 4, 2021	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2021
INDEX TO EXHIBITS

Exhibit Number	Description

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith