Form 10-K
period 2021-06-30
LANCASTER COLONY CORP
filed 2021-08-26
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price at which such Common Stock was last sold as of December 31, 2020 was $3,544.9 million.
As of August 2, 2021, there were approximately 27,531,000 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its November 2021 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I

Item 1. Business
GENERAL DEVELOPMENT OF BUSINESS
Company Overview
Lancaster Colony Corporation, an Ohio corporation, is a manufacturer and marketer of specialty food products for the retail and foodservice channels. Our principal executive offices are located at 380 Polaris Parkway, Suite 400, Westerville, Ohio 43082 and our telephone number is 614-224-7141.
Our vision is to be The Better Food Company – better people, driven by purpose, making better food, in a better more collaborative culture, working in unison to make the world around us a little bit better place, every day – while fulfilling our corporate purpose To Nourish Growth With All That We Do.
Our company goals are to bring delicious food to the table and to deliver top quartile financial performance and top quartile product quality, safety and customer satisfaction while attracting, retaining and rewarding top quartile people. To achieve these goals, we are focused on the three pillars of our strategic growth plan:
1.Accelerate our base business growth;
2.Simplify our supply chain to reduce our costs and grow our margins; and
3.Identify and execute complementary mergers and acquisitions to grow our core.
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
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. Our Chief Operating Decision Maker (“CODM”), in order to drive enhanced accountability and transparency throughout our organization, initiated a review of functional costs that have historically been part of the indirect costs allocated to our two reportable segments. This review was completed as part of our preparation for our upcoming enterprise resource planning system implementation. As a result of this review, our CODM identified certain support functions that would be more appropriately presented within corporate expenses to facilitate the management of the business, including assessing segment performance and allocating resources. These changes were effective July 1, 2020. All historical information has been retroactively conformed to the current presentation. These changes had no effect on previously reported consolidated net sales, gross profit, operating income, net income or earnings per share. The financial information relating to our business segments for the three years ended June 30, 2021, 2020 and 2019 is included in Note 10 to the consolidated financial statements, and located in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.

Retail Segment
The following table presents the primary Retail products we manufacture and sell under our brand names:

Products	Brand Names
Frozen Breads
Frozen garlic breads	New York BRAND Bakery
Frozen Parkerhouse style yeast rolls and dinner rolls	Sister Schubert’s
Refrigerated Dressings, Dips and Other
Salad dressings	Marzetti, Simply Dressed
Vegetable dips and fruit dips	Marzetti
Flatbread wraps and pizza crusts	Flatout
Shelf-Stable Dressings and Croutons
Salad dressings	Marzetti, Cardini’s, Girard’s
Croutons and salad toppings	New York BRAND Bakery, Chatham Village, Marzetti
We also manufacture and sell other shelf-stable products pursuant to brand license agreements including Olive Garden® dressings, Buffalo Wild Wings® sauces and Chick-fil-A® sauces. Additionally, a small portion of our Retail sales are products sold under private label to retailers.
The vast majority of the products we sell in the Retail segment are sold through sales personnel, food brokers and distributors in the United States. We have placement of products in grocery produce departments through our refrigerated salad dressings, vegetable dips and fruit dips. Our flatbread products and sprouted grain bakery products are generally placed in the specialty bakery/deli section of the grocery store. We also have products typically marketed in the shelf-stable section of the grocery store, which include salad dressings, slaw dressing, sauces and croutons. Within the frozen food section of the grocery store, we sell yeast rolls, garlic breads and mini stuffed bagels.
Our top five Retail customers accounted for 55%, 56% and 56% of this segment’s total net sales in 2021, 2020 and 2019, respectively.
We continue to rely upon our strong retail brands, innovation expertise, geographic and channel expansion and customer relationships for future growth. Our category-leading retail brands and commitment to new product development help drive increased consumer demand in our Retail segment. We have also expanded Retail segment growth by leveraging our strong Foodservice customer relationships to establish exclusive licensing agreements for the retail channel. Strategic acquisitions are also part of our future growth plans, with a focus on fit and value.
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

The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. Finally, within this segment, we sold other roll products under a temporary supply agreement resulting from the November 2018 acquisition of Omni Baking Company LLC. The temporary supply agreement was terminated effective October 31, 2020.
Our top five Foodservice direct customers accounted for 61%, 59% and 59% of this segment’s total net sales in 2021, 2020 and 2019, respectively. Within our Foodservice segment, typically our largest direct customers are distributors that distribute our products primarily to foodservice national chain restaurant accounts.
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
NET SALES ATTRIBUTED TO SIGNIFICANT CUSTOMER RELATIONSHIPS
Net sales attributed to Walmart Inc. (“Walmart”) totaled 18%, 18% and 17% of consolidated net sales for 2021, 2020 and 2019, respectively. Net sales attributed to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., totaled 13%, 13% and 15% of consolidated net sales for 2021, 2020 and 2019, respectively. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain restaurant accounts, principally in the quick service, fast casual and casual dining channels. In general, these national chain restaurants have direct relationships with us for culinary research and development, menu development and production needs, but choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these national chain restaurants, and we invoice McLane for these sales.
Chick-fil-A, Inc. (“Chick-fil-A”), one of our national chain restaurant accounts, also represents a significant portion of our consolidated net sales. We supply Chick-fil-A indirectly through distributors, including McLane. In addition, Chick-fil-A is a growing contributor to our Retail sales since we began selling their sauces to grocery retailers under an exclusive license agreement beginning in March 2020 with a regional pilot test. Retail sales of Chick-fil-A sauces have grown through geographic expansion, ultimately reaching national distribution in April 2021. Net sales attributed to Chick-fil-A, including the Retail sales resulting from the exclusive license agreement and the indirect Foodservice sales, totaled 21%, 16% and 14% of consolidated net sales for 2021, 2020 and 2019, respectively.
NET SALES BY CLASS OF PRODUCTS
The following table sets forth business segment information with respect to the percentage of net sales contributed by our primary classes of similar products:

	2021	2020	2019
Retail Segment:
Frozen breads	21%	22%	20%
Shelf-stable dressings, sauces and croutons	21%	16%	13%
Refrigerated dressings, dips and other	15%	16%	17%
Foodservice Segment:
Dressings and sauces	32%	33%	36%
Frozen breads and other	11%	12%	13%
MANUFACTURING
As of June 30, 2021, the majority of our products were manufactured and packaged at our 16 food plants located throughout the United States. Most of these plants produce products for both the Retail and Foodservice segments. Efficient and cost-effective production remains a key focus as evidenced by our lean six sigma initiative. Certain items are also manufactured and packaged by third parties located in the United States, Canada and Europe.

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
GOVERNMENT REGULATION
Our business operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations promulgated under the Federal Food, Drug and Cosmetic Act and the Food Safety Modernization Act. We are also subject to various federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations did not have a material effect upon the level of capital expenditures, earnings or our competitive position in 2021 and is not expected to have a material impact in 2022.
HUMAN CAPITAL
Our people are essential to our vision to be The Better Food Company — better people, driven by purpose, making better food, in a better more collaborative culture, working in unison to make the world around us a little bit better place, every day. The honesty, integrity and sound judgment of our people in following our Code of Business Ethics are what enable us to be successful and live our company’s purpose To Nourish Growth With All That We Do.
Consistent with that purpose, we are committed to diversity, inclusion and belonging in the workplace. Our commitment was exemplified by five recent strategic actions:
1.We adopted a Diversity Hiring Statement, which reiterates our pledge to include highly qualified women and minority candidates, as well as highly qualified candidates with other diverse backgrounds, skills and experiences, in the pool of candidates for new leadership positions.
2.We appointed a Vice President of Environmental, Social, Governance and Corporate Affairs to support engagement of our stakeholders and enhanced disclosure practices.
3.We established a work-study program to provide both tuition support and work-study mentorship for high school students from low-income families.
4.We created an Employee Assistance Fund to offer short-term financial assistance to associates facing difficult life circumstances and times of crisis.
5.We encouraged and supported the development of several employee resource groups that promote diversity and equality by raising awareness and ensuring that group members have a voice in the company.
We believe our diversity, inclusion and belonging initiatives enhance our ability to attract and retain a high-performing, diverse team of people. We also endeavor to provide our employees with competitive fixed and/or variable pay along with a benefit package which typically includes medical, dental and life insurance benefits, disability coverage, a 401(k) plan, and an employee assistance program, among other benefits. In managing our business, we strive to reward performance, promote shared fiscal responsibility among the company and our employees, and strategically align talent within our organization, while also managing the costs of such actions. In addition, we are committed to nourishing the growth of our employees by providing training and development opportunities to pursue their career paths and to ensure compliance with our policies.
During the novel coronavirus (“COVID-19”) pandemic, one of our major priorities while navigating through this period of volatility and uncertainty has been to ensure the health, safety and welfare of our employees. Our health and safety program is well-developed and is reinforced through our policies, training, and auditing efforts. The discussion in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes many of the actions we have taken with respect to these efforts. We continue to monitor the latest guidance from authorities, including federal, state and local public health departments, and adopt the appropriate measures to ensure we continue to operate safely and support our employees.
As of June 30, 2021, we had 3,200 employees. Of those employees, 24% are represented under various collective bargaining contracts and 12% are represented under collective bargaining contracts that will expire within one year. While we believe that labor relations with all our employees are satisfactory, a prolonged labor dispute or an organizing attempt could have a material adverse effect on our business and results of operations.

RAW MATERIALS
During 2021, we obtained adequate supplies of raw materials and packaging. We rely on a variety of raw materials and packaging for the day-to-day production of our products, including soybean oil, various sweeteners, eggs, dairy-related products, flour, various films and plastic and paper packaging materials.
We purchase the majority of these materials on the open market to meet current requirements, but we also have some fixed-price contracts with terms generally one year or less. See further discussion in the “Risk Factors” section below and the “Financial Condition” section of our MD&A. Although the availability and price of certain of these materials are influenced by weather, disease and the level of global demand, we anticipate that future sources of supply for 2022 will generally be available and adequate for our needs.

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
RISKS RELATED TO HEALTH AND FOOD SAFETY
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

RISKS RELATED TO OUR OPERATIONS
Epidemics, pandemics or similar widespread public health concerns and disease outbreaks, such as COVID-19, have disrupted and may cause future disruptions to consumption, supply chains, management, operations and production processes, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Epidemics, pandemics or similar widespread health concerns and disease outbreaks, such as COVID-19, as well as related government mandates, including the avoidance of gatherings, self-quarantine and the closure of a variety of businesses and restaurants have negatively affected and may in the future negatively affect our business, results of operations, financial condition and cash flows. These effects may include, but are not limited to:
•significant reductions or volatility in consumer demand for our products as quarantines, stay-at-home orders, travel restrictions, restrictions on gatherings, actual disease outbreaks, customer fears, financial hardship of customers and economic downturns (local, regional, national and/or global) may inhibit consumption or shift demand from discretionary or higher-priced products to lower-priced products and restrict the business operations of our retail and foodservice customers, which could negatively impact our retail and/or foodservice business;
•a shutdown of one or more of our manufacturing, warehousing or distribution facilities as a result of illness, government restrictions or other workforce disruptions, including interference in our supply chain, or absenteeism, or reductions in utilization levels, could result in us incurring additional direct costs and experiencing lost revenue;
•forced or temporary curtailment of business operations, including the closure of restaurants and restaurant chains or limitations on restaurants to offer only take-out or delivery sales, resulting in a significant reduction in demand for our foodservice products;
•failure of third parties on which we rely, including our customers, distributors, suppliers, contract manufacturers, and other partners to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties;
•inability to meet our customers’ needs and achieve cost targets due to disruption in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability;
•incurrence of additional labor and operating costs to address the COVID-19 pandemic and related impacts, including costs associated with increased compensation to certain employees in our factories and distribution network, along with the provision of additional cleaning, disinfectants and sanitation materials to help keep our employees safe and to protect the communities that we serve;
•disruption in operations if a significant percentage of our workforce is unable to work due to illness, travel or other government restrictions, or other reasons in connection with epidemics, pandemics or disease outbreaks; and
•other increased administrative costs, including insurance costs.
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
Cyber attacks, data breaches or other breaches of our information security systems may cause equipment failures or disruptions to our operations. Our inability to operate our networks and information security systems as a result of such events, even for a limited period of time, may result in significant expenses. Cyber attacks, which include the use of malware, ransomware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While we have been subject to cyber attacks, none of these events has been material to our operations or financial condition. Our efforts to protect the security of our information relative to our perceived risks may be insufficient to defend against a significant cyber attack in the future. The costs associated with a significant cyber attack could include increased expenditures on cyber security measures, lost revenues from business interruption, litigation, regulatory fines and penalties and substantial damage to our reputation. The cost and effort involved with attempting to prevent cyber security attacks and data breaches could also be significant, and our efforts to prevent these attacks may not be successful. If we fail to prevent the theft of valuable information such as financial data, sensitive information about the Company and intellectual property, or if we fail to protect the privacy of customers’, consumers’ and employees’ confidential data against breaches of network or information technology security, it could result in substantial damage to our reputation and an impairment of business partner confidences and brand image, which could adversely impact our employee, customer and investor relations. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and cash flows. Any potential claim under our insurance policies relating to cyber events may be subject to certain exceptions; may not be honored fully, in a timely manner, or at all; and we may not have purchased sufficient insurance to cover all material losses.
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
We are in the midst of a multi-year implementation of a new enterprise resource planning system (“ERP”), which will replace our existing financial and operating systems. The ERP will be designed to accurately maintain our financial records, enhance our operational functionality and provide timely information to our management team related to the operations of the business. The design and implementation of this new ERP requires an investment of significant personnel and financial resources, including substantial expenditures for outside consultants, system hardware and software in addition to other expenses in connection with the transformation of our organizational structure and financial and operating processes. We have experienced substantial delays and complications in our implementation as a result of the remote work environment necessitated by COVID-19 and ongoing shifts and surges in demand between our Retail and Foodservice business due to the impacts of COVID-19. We may not be able to implement the ERP successfully without experiencing additional delays, increased costs and other difficulties, including potential design defects, miscalculations, testing requirements, re-work due to changes in business plans or reporting standards, and the diversion of management’s attention from day-to-day business operations. Additional extended delays could also introduce operational risk, including cyber security risks, and other complications. In addition, a resurgence of COVID-19 may lead to renewed safety protocols, including remote work, that could introduce additional complexity and strain our ability to test the ERP fully. If we are unable to design and implement the new ERP as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our business, results of operations, financial condition and cash flows could be negatively impacted.
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
We believe that our labor relations with employees under collective bargaining contracts are satisfactory, but our inability to negotiate the renewal of any collective bargaining agreements, including the agreement at our Milpitas, California facility, which is currently scheduled to expire in December 2021, and the agreement at one of our Columbus, Ohio facilities, which is currently scheduled to expire in March 2022, or any prolonged work stoppages could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
RISKS RELATED TO THE BRANDS WE SELL AND CUSTOMER DEMAND FOR OUR PRODUCTS
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
We also manufacture and sell numerous products pursuant to brand license agreements including Olive Garden® dressings, Buffalo Wild Wings® sauces and Chick-fil-A® sauces. We cannot ensure that we will maintain good relationships with our brand licensors. Many of our brand license agreements can be terminated or not renewed at the option of the licensor upon short notice to us. The termination of our brand license agreements, the failure to renew our brand license agreements on terms favorable to us, adverse changes in the economic health or reputation of our brand licensors, or the impairment of our relationships with our brand licensors could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our net sales to Walmart represented 18% of consolidated net sales for each of the years ended June 30, 2021 and 2020. Our accounts receivable balance from Walmart as of June 30, 2021 was $26.7 million. We may not be able to maintain our relationship with Walmart, and Walmart is not contractually obligated to purchase from us. In addition, changes in Walmart’s general business model, such as reducing the shelf space devoted to the branded products we market, or devoting more shelf space to competing products, could adversely affect the profitability of our business with Walmart, even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Walmart’s financial condition or other disruptions to Walmart’s business, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
Chick-fil-A represents a significant portion of our Foodservice segment sales. The loss of, or a significant reduction in, this national chain restaurant’s business, or an adverse change in Chick-fil-A’s financial condition, could result in a material adverse effect on our business, results of operations, financial condition and cash flows.
Sales to Chick-fil-A in our Foodservice segment, which are made indirectly through several foodservice distributors including McLane, represented 17% and 15% of consolidated net sales for the years ended June 30, 2021 and 2020, respectively. We cannot ensure that we will be able to maintain good relationships with key national chain restaurant accounts in the future. We do not have any long-term purchase commitments, and we may be unable to continue to sell our products in the same quantities or on the same terms as in the past. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Further, unfavorable changes in Chick-fil-A’s financial condition or other disruptions to its business, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
McLane is our largest Foodservice customer. An adverse change in the financial condition of McLane could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our net sales to McLane represented 13% of consolidated net sales for each of the years ended June 30, 2021 and 2020. Our accounts receivable balance from McLane as of June 30, 2021 was $9.1 million. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain restaurant accounts, principally in the quick service, fast casual and casual dining channels. In general, these national chain restaurants have direct relationships with us for culinary research and development, menu development and production needs, but choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these national chain restaurants, and we invoice McLane for these sales. Thus, unfavorable changes in the financial condition of McLane could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the loss of, or a significant reduction in, our business with the underlying national chain restaurants, or other disruptions, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows. We cannot ensure that we will be able to maintain good relationships with McLane and the underlying national chain restaurants. McLane and the underlying national chain restaurants are not typically committed to long-term contractual obligations with us, and they may switch to other suppliers that offer lower prices, differentiated products or customer service that McLane and/or the underlying national chain restaurants perceive to be more favorable. In addition, changes in the general business model of McLane, or the underlying national chain restaurants, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
RISKS RELATED TO INFORMATION TECHNOLOGY
Technology failures could disrupt our operations and negatively impact our business.
We increasingly rely on information technology systems to conduct and manage our business operations, including the processing, transmitting, and storing of electronic information. For example, our sales group and our production and distribution facilities utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology and an uninterrupted and functioning infrastructure, including telecommunications. Our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, cyber attacks and other security issues. Our information technology systems could also be adversely affected by changes that result from COVID-19, including for example, remote work arrangements for our employees. If we are unable to adequately protect against these vulnerabilities, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information.
For more information about risks related to cyber attacks and data privacy, see the “Risks Related To Our Operations” section above.
RISKS RELATED TO REGULATORY AND LEGAL MATTERS
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
RISKS RELATED TO INVESTMENTS IN OUR COMMON STOCK
Mr. Gerlach, Executive Chairman of our Board of Directors, has a significant ownership interest in our Company.
As of June 30, 2021, Mr. Gerlach and the Gerlach family trusts owned or controlled approximately 28% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power may also have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
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
(1)Fully leased for term expiring in fiscal 2024.
The following table summarizes our principal warehouses (including aggregation of multiple facilities), which are used to distribute products to our customers:

Location	Business Segment(s)	Terms of Occupancy
Attalla, AL	Retail and Foodservice	Third-party service
Columbus, OH (1)	Retail and Foodservice	Leased
Grove City, OH	Retail and Foodservice	Owned
Horse Cave, KY	Retail and Foodservice	Owned
McDonough, GA	Retail and Foodservice	Third-party service
Taylor, PA	Retail	Third-party service
Tracy, CA	Retail and Foodservice	Third-party service
(1)Fully leased for term expiring in fiscal 2022.

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
We are required to disclose certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will be in excess of an applied threshold not to exceed $1 million. We are using a threshold of $1 million as we believe this amount is reasonably designed to result in disclosure of such proceedings that are material to our business or financial condition. Applying this threshold, there are no environmental matters to disclose in this Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on The NASDAQ Global Select Market under the symbol LANC.
The number of shareholders of record as of August 2, 2021 was approximately 690. This is not the actual number of beneficial owners of our common stock, as shares are held in “street name” by brokers and others on behalf of individual owners.
We have increased our regular cash dividends for 58 consecutive years. Future dividends will depend on our earnings, financial condition and other factors.
The information regarding compensation plans under which equity securities are authorized for issuance is incorporated by reference to the information contained in our definitive proxy statement for our November 2021 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
Issuer Purchases of Equity Securities
In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,269,701 common shares remained authorized for future repurchases at June 30, 2021. This share repurchase authorization does not have a stated expiration date. In the fourth quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1-30, 2021	—	$—	—	1,289,701
May 1-31, 2021	—	$—	—	1,289,701
June 1-30, 2021	20,000	$195.50	20,000	1,269,701
Total	20,000	$195.50	20,000	1,269,701

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
OF LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX
AND THE DOW JONES U.S. FOOD PRODUCERS INDEX

The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2016 in each of our Common Stock, the S&P Midcap 400 Index and the Dow Jones U.S. Food Producers Index. The total return calculation assumes that all dividends are reinvested, including any special dividends.

250
200
150
100
50
0
DOLLARS
6/16
6/17
6/18
6/19
6/20
6/21
Lancaster Colony Corporation
S&P Midcap 400
Dow Jones U.S. Food Producers

Cumulative Total Return (Dollars)
	6/16	6/17	6/18	6/19	6/20	6/21
Lancaster Colony Corporation	100.00	97.66	112.34	122.56	130.11	165.11
S&P Midcap 400	100.00	118.57	134.58	136.41	127.28	195.03
Dow Jones U.S. Food Producers	100.00	95.97	94.02	97.52	99.81	124.45
There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the above graph.

Item 6. [Reserved]

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
Our discussion of results for 2021 compared to 2020 is included herein. For discussion of results for 2020 compared to 2019, see our 2020 Annual Report on Form 10-K except as included herein for operating results by segment.
OVERVIEW
Business Overview
Lancaster Colony Corporation is a manufacturer and marketer of specialty food products for the retail and foodservice channels.
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. Our Chief Operating Decision Maker (“CODM”), in order to drive enhanced accountability and transparency throughout our organization, initiated a review of functional costs that have historically been part of the indirect costs allocated to our two reportable segments. This review was completed as part of our preparation for our upcoming enterprise resource planning system (“ERP”) implementation. As a result of this review, our CODM identified certain support functions that would be more appropriately presented within corporate expenses to facilitate the management of the business, including assessing segment performance and allocating resources. These changes were effective July 1, 2020. All historical information has been retroactively conformed to the current presentation. These changes had no effect on previously reported consolidated net sales, gross profit, operating income, net income or earnings per share. As a result of these changes to historical information by segment, a discussion of segment results for 2020 compared to 2019 is provided in the “Results of Operations - Segments” section below.
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
With respect to long-term growth, we continually evaluate the future opportunities and needs for our business specific to our plant infrastructure, IT platforms and other initiatives to support and strengthen our operations. Recent examples of resulting investments include:
•a significant capacity expansion project for our Marzetti dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the first quarter of fiscal 2023;
•a capacity expansion project for one of our Marzetti dressing and sauce facilities in Columbus, Ohio that we expect to complete in the second quarter of fiscal 2022;

•a significant infrastructure improvement and capacity expansion project for our frozen pasta facility in Altoona, Iowa that we expect to complete during the first half of fiscal 2022;
•a significant capacity expansion project for our Sister Schubert’s frozen dinner roll facility in Horse Cave, Kentucky that was completed in January 2020;
•a new R&D center that was completed near the end of 2019; and
•the establishment of a Transformation Program Office in 2019 that serves to coordinate our various capital and integration efforts, including our ERP project and related initiatives, Project Ascent, that is currently underway.
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
RECENT EVENTS
A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. COVID-19 has surfaced in all regions around the world and resulted in business slowdowns or shutdowns. In the U.S., state and local governments recommended or mandated actions to slow the transmission of COVID-19. These measures included limitations on public gatherings, social distancing requirements, travel restrictions, closures of bars and dine-in restaurants, stay-at-home orders, quarantines and restrictions that prohibited many non-essential employees from going to work.
We have two major priorities while navigating through this period of volatility and uncertainty:
1.to ensure the health, safety and welfare of our employees; and
2.to continue to play our part in the vital food supply chain by adequately supplying our customers while maintaining the financial strength of our business.
With respect to our efforts to ensure the health, safety and welfare of our employees, we continue to monitor the latest guidance from authorities, including the Centers for Disease Control and Prevention and other federal, state and local public health departments, regarding COVID-19 and adopt the appropriate measures to ensure we continue to operate safely and support our employees. We also engaged a pulmonology and critical care physician to advise us on our employee safety protocols. Based on the advice of these experts and our commitment to the health, safety and welfare of our employees, we implemented some policy changes and put in place a range of safety modifications and guidelines in our factories, distribution centers and offices, including but not limited to:
•conducted extensive cleaning and sanitation of workstations and common areas before, during, and after each shift;
•employed social distancing guidelines and modifications at workspaces and in break areas;
•staggered the timing of shift changes and breaks;
•relaxed attendance requirements and enhanced our paid leave policy; and
•provided every employee an extra vacation day in 2021 to allow flexibility with scheduling COVID-19 vaccination appointments.
After 16 months and once the vaccine became broadly available, we discontinued our temporary incentive pay compensation (“hero pay”) to our front-line employees at the end of fiscal 2021.
With respect to our second priority, as of the date of this filing, there has been no material adverse change in our ability to manufacture and distribute our products. We have not experienced any significant disruptions to our shipping or warehousing operations or sourcing of raw materials. We have also secured additional second-sourcing options to help limit the risk of supply disruptions.
The effects of COVID-19, including changes in consumer purchasing habits and actions undertaken in the U.S. to attempt to control the spread of COVID-19, most notably the restriction of restaurant dine-in purchases, negatively impacted the operating results of our Foodservice segment, particularly in the first half of fiscal 2021. Foodservice segment sales rebounded in the second half of fiscal 2021 on increased consumer demand, as dine-in restrictions were lifted and COVID-19 cases declined.
With respect to our Retail segment, the impact of COVID-19 contributed to higher sales during the year ended June 30, 2021 as consumer demand in the retail channel was elevated due to increased at-home food consumption.
RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Years Ended June 30,			Change
	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Net Sales	$1,467,067	$1,334,388	$1,307,787	$132,679	10%	$26,601	2%
Cost of Sales	1,080,344	976,352	981,589	103,992	11%	(5,237)	(1)%
Gross Profit	386,723	358,036	326,198	28,687	8%	31,838	10%
Gross Margin	26.4%	26.8%	24.9%
Selling, General and Administrative Expenses	205,363	180,945	149,811	24,418	13%	31,134	21%
Change in Contingent Consideration	(5,687)	257	(16,180)	(5,944)	N/M	16,437	(102)%
Restructuring and Impairment Charges	1,195	886	1,643	309	35%	(757)	(46)%
Operating Income	185,852	175,948	190,924	9,904	6%	(14,976)	(8)%
Operating Margin	12.7%	13.2%	14.6%
Other, Net	(107)	3,129	4,618	(3,236)	(103)%	(1,489)	(32)%
Income Before Income Taxes	185,745	179,077	195,542	6,668	4%	(16,465)	(8)%
Taxes Based on Income	43,413	42,094	44,993	1,319	3%	(2,899)	(6)%
Effective Tax Rate	23.4%	23.5%	23.0%
Net Income	$142,332	$136,983	$150,549	$5,349	4%	$(13,566)	(9)%
Diluted Net Income Per Common Share	$5.16	$4.97	$5.46	$0.19	4%	$(0.49)	(9)%
Net Sales
Consolidated net sales for the year ended June 30, 2021 increased 10% to a new record of $1,467 million from the prior-year record total of $1,334 million. This growth was driven by higher net sales for both the Retail and Foodservice segments. Excluding all sales attributed to a temporary supply agreement resulting from the November 2018 acquisition of Omni, consolidated net sales for the year ended June 30, 2021 increased 12%.
The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2021	2020	2019
Segment Sales Mix:
Retail	57%	54%	50%
Foodservice	43%	46%	50%
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit increased 8% to $386.7 million in 2021 compared to $358.0 million in 2020 driven by the strong sales growth, a more favorable sales mix, inflationary Foodservice pricing, our ongoing cost savings programs, a lower level of Retail trade spending and lower employee benefit costs, partially offset by higher manufacturing costs, commodity cost inflation and higher freight costs. Manufacturing costs in the current year continued to reflect the impacts of COVID-19, including hero pay for our front-line employees, higher costs incurred to service the shifts and surges in demand for our products, increased expenditures for personal protective equipment and lower operating efficiencies. The hero pay program was discontinued at the end of fiscal 2021.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 13% to $205.4 million in 2021 as expenditures for Project Ascent increased $19.8 million to $37.9 million. Excluding Project Ascent, SG&A expenses were slightly higher than the prior year primarily due to increased investments in various initiatives to support future growth. Project Ascent expenses are included within Corporate Expenses. A portion of the costs that have been classified as Project Ascent expenses represent ongoing costs that will continue subsequent to the ERP implementation.

	Year Ended June 30,			Change
(Dollars in thousands)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
SG&A Expenses - Excluding Project Ascent	$167,480	$162,910	$148,031	$4,570	3%	$14,879	10%
Project Ascent Expenses	37,883	18,035	1,780	19,848	110%	16,255	913%
Total SG&A Expenses	$205,363	$180,945	$149,811	$24,418	13%	$31,134	21%
Change in Contingent Consideration
The change in contingent consideration resulted in a benefit of $5.7 million in 2021 compared to expense of $0.3 million in 2020. The 2021 benefit included a reduction in the fair value of the contingent consideration liability for Bantam as a result of our 2021 fair value measurements. As the fair value adjustment resulted from the impact of a SKU rationalization by a Foodservice customer, the entire adjustment related to Bantam’s contingent consideration was reflected within the Foodservice segment. See further discussion in Note 3 to the consolidated financial statements.
Restructuring and Impairment Charges
We recorded impairment charges of $1.2 million in 2021 related to certain tradename and technology / know-how intangible assets for Bantam as a result of the impact of a SKU rationalization by a Foodservice customer. The impairment charges represent the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful lives of the intangible assets and were reflected within our Foodservice segment.
We recorded restructuring and impairment charges of $0.9 million in 2020, which primarily consisted of plant clean-up expenses and contract termination costs related to the closure of our frozen bread manufacturing plant located in Saraland, Alabama. These charges were not allocated to our two reportable segments due to their unusual nature.
Operating Income
Operating income increased 6% to $185.9 million in 2021 driven by the impact of the increased sales, a more favorable sales mix, the favorable adjustment related to Bantam’s contingent consideration and our ongoing cost savings programs, as partially offset by increased expenditures for Project Ascent, higher manufacturing costs attributed to the impacts of COVID-19, increased commodity costs and investments in various initiatives to support future growth. See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Other, Net
Other, net resulted in expense of $0.1 million in 2021 compared to a benefit of $3.1 million in 2020. This change primarily reflects lower interest rates for our cash holdings.
Taxes Based on Income
Our effective tax rate was 23.4% and 23.5% in 2021 and 2020, respectively. See Note 9 to the consolidated financial statements for a reconciliation of the statutory rate to the effective rate.
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For 2021 and 2020, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.6% and 0.8%, respectively.
Earnings Per Share
As influenced by the factors discussed above, particularly the strong sales growth partially offset by the increased expenditures for Project Ascent and higher manufacturing costs, diluted net income per share totaled $5.16 in 2021, an increase from the 2020 total of $4.97 per diluted share. Diluted weighted average common shares outstanding for each of the years ended June 30, 2021 and 2020 have remained relatively stable.

In 2021, expenditures for Project Ascent reduced diluted earnings per share by $1.05 compared to $0.50 in the prior year. The favorable adjustment related to Bantam’s contingent consideration increased diluted earnings per share by $0.16 in 2021. Restructuring and impairment charges had an unfavorable impact of $0.03 and $0.02 per diluted share in 2021 and 2020, respectively. In 2020, the write-off of engineering costs for a canceled dressing plant expansion project and an increase in the Foodservice inventory reserve had an unfavorable impact of $0.09 and $0.08 per diluted share, respectively.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Net Sales	$828,963	$714,127	$656,621	$114,836	16%	$57,506	9%
Operating Income	$188,403	$161,487	$149,019	$26,916	17%	$12,468	8%
Operating Margin	22.7%	22.6%	22.7%
In 2021, net sales for the Retail segment reached a record $829.0 million, a 16% increase from the prior-year total of $714.1 million, due in part to the impacts of the COVID-19 outbreak, which drove higher demand for at-home food consumption. The strength of our licensing program was also a significant contributor to the sales growth, led by Chick-fil-A® sauces, Olive Garden® dressings and Buffalo Wild Wings® sauces. Other products contributing to the growth in Retail net sales included frozen garlic bread, croutons and frozen dinner rolls. The net sales increase also reflects a reduced level of Retail trade spending.
In 2021, Retail segment operating income increased $26.9 million, or 17%, to $188.4 million, reflecting the increase in sales, improved net price realization, reduced consumer spending and our ongoing cost savings programs, as partially offset by higher manufacturing costs, including expenses directly attributed to the impacts of COVID-19, and increased commodity and freight costs.
In 2020, net sales for the Retail segment reached a then record $714.1 million, a 9% increase from the 2019 total of $656.6 million as higher retail channel demand attributed to the impacts of COVID-19 and contributions from shelf-stable dressings and sauces sold under license agreements, including new product introductions, drove Retail sales gains. Higher sales volumes for frozen garlic bread and frozen dinner rolls, along with some beneficial net price realization, also added to the growth in Retail net sales.
In 2020, Retail segment operating income increased $12.5 million, or 8%, to $161.5 million. Retail segment operating income benefited from the increase in sales, our ongoing cost savings programs, improved net price realization and lower commodity costs as partially offset by higher trade and consumer promotional spending. Operating income for 2019 was favorably impacted by a $17.1 million reduction in the fair value of the contingent consideration liability for Angelic Bakehouse, Inc.
Foodservice Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Net Sales	$638,104	$620,261	$651,166	$17,843	3%	$(30,905)	(5)%
Operating Income	$89,048	$80,475	$86,177	$8,573	11%	$(5,702)	(7)%
Operating Margin	14.0%	13.0%	13.2%
In 2021, Foodservice segment net sales increased 3% to $638.1 million from the 2020 total of $620.3 million driven by sales growth from quick-service restaurant and pizza chain customers in our mix of national chain restaurant accounts. Foodservice segment net sales grew significantly in the last four months of 2021 as we began to lap the large declines in consumer demand in the prior year due to the impacts of COVID-19. Inflationary pricing also contributed to the increase in Foodservice segment net sales. Excluding all sales attributed to a temporary supply agreement resulting from the November 2018 acquisition of Omni, Foodservice segment net sales increased 6%. These Omni sales totaled $3.7 million in the current fiscal year compared to $22.3 million last year. The temporary supply agreement was terminated effective October 31, 2020.
In 2021, the $8.6 million increase in Foodservice segment operating income reflects the higher sales volume, a more favorable sales mix, inflationary pricing and the current-year $5.7 million favorable adjustment related to Bantam’s contingent consideration, which were partially offset by higher manufacturing costs, including expenses directly attributed to the impacts of COVID-19, increased commodity costs and the current-year Bantam impairment charges for certain intangible assets.

In 2020, Foodservice net sales decreased 5% to $620.3 million from the 2019 total of $651.2 million. After growth of 7% in the first half of the fiscal year, Foodservice net sales declined 16% in the second half as consumer demand shifted away from the foodservice channel due to the impacts of COVID-19. Excluding all sales attributed to a temporary supply agreement resulting from the November 2018 acquisition of Omni, Foodservice net sales declined 5%. These Omni sales totaled $22.3 million in 2020 compared to $19.4 million in 2019.
In 2020, the $5.7 million decline in Foodservice segment operating income was primarily due to the sales decline, reduced absorption of fixed production costs resulting from the lower sales volumes and other costs attributed to the impacts of COVID-19, including the cancelation of the dressing plant expansion project, an inventory write-down and the temporary increase in hourly wages for our front-line employees.
Corporate Expenses
The 2021 corporate expenses totaled $91.6 million as compared to $65.1 million in 2020. The increase was driven by expenditures for Project Ascent, which totaled $37.9 million in 2021 as compared to $18.0 million in 2020. In 2021, we also capitalized an additional $3.5 million of ERP-related expenditures for application development stage activities.
The 2020 corporate expenses totaled $65.1 million as compared to $42.6 million in 2019. The increase was driven by expenditures for Project Ascent, which totaled $18.0 million in 2020 as compared to $1.8 million in 2019. In 2020, we also capitalized an additional $8.9 million of ERP-related expenditures for application development stage activities.
LOOKING FORWARD
For 2022, we anticipate our Retail sales will continue to benefit from the growth of our licensing program while sales for the remainder of our Retail segment will have tough comparisons to the strong growth in 2021 as influenced by the higher demand for at-home food consumption due to the impacts of COVID-19. In our Foodservice segment, we expect increased consumer demand for in-restaurant dining to drive Foodservice sales higher. From a cost standpoint, we foresee significant inflation in 2022. We expect notable increases in commodity costs, particularly soybean oil. Packaging costs are also forecasted considerably higher, as are labor and freight expenses. To help mitigate these rising costs, we have pricing initiatives in place for our Retail segment while our Foodservice segment will continue to realize offsets to increased commodity and freight costs through contractual-based inflationary pricing. Note that the benefit of higher pricing will lag the unfavorable impact of inflationary costs in the coming year. Our ongoing cost savings programs and other net price realization efforts will also help to partially offset the higher costs.
Our 2022 financial results will continue to be impacted by the COVID-19 pandemic, which has caused shifts in consumer demand between the retail and foodservice channels and resulted in higher costs to produce our products and service our customers. The extent of this impact on our 2022 results is difficult to forecast due to ongoing regional ebbs and flows of COVID-19 cases and the associated changes to the COVID-19 guidelines provided or mandates imposed by health authorities and government agencies that create uncertainty for the restaurant industry and consumer behavior over an unpredictable timeline.
Implementation for Project Ascent, our ERP initiative, has been deferred to the start of fiscal 2023 as we have prioritized servicing the shifting demands and growth of our business over the implementation timeline.
We will continue to consider acquisition opportunities that represent good value and are consistent with our growth strategy or otherwise provide significant strategic benefits.
In addition to the above commentary specific to rising commodity costs, our exposure to volatile swings in food commodity costs will continue to be managed and mitigated through a strategic forward purchasing program for certain key materials such as soybean oil and flour. For a more-detailed discussion of the effect of commodity costs, see the “Impact of Inflation” section of this MD&A below. Changes in other notable recurring costs, such as marketing, transportation, production costs and introductory costs for new products, may also impact our overall results.
We will continue to periodically reassess our allocation of capital to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders.
FINANCIAL CONDITION
Liquidity and Capital Resources
We maintain sufficient flexibility in our capital structure to ensure our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and opportunistic share repurchases. Our balance sheet maintained fundamental financial strength during 2021 as we ended the year with $188 million in cash and equivalents, along with shareholders’ equity of $843 million and no debt.

Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at June 30, 2021. At June 30, 2021, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2021, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At June 30, 2021, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2022 could total between $170 and $190 million, which includes approximately $105 million in expenditures attributed to a substantial investment for a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the first quarter of fiscal 2023.
Beyond the next 12 months, we expect that cash provided by operating activities will continue to be the primary source of liquidity for the foreseeable future. This source, combined with our existing balances in cash and equivalents and amounts available under the Facility, is expected to be sufficient to meet our overall cash requirements.
We have various contractual and other obligations that are appropriately recorded as liabilities in our consolidated financial statements, including finance lease obligations, operating lease obligations, contingent consideration payable, the underfunded defined benefit pension liability, other post-employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation. See Note 3 to the consolidated financial statements for further information about our contingent consideration payable, which is due in fiscal 2024. See Note 5 to the consolidated financial statements for further information about our lease obligations, including the maturities of minimum lease payments. It is not certain when the liabilities for the underfunded defined benefit pension liability, other post-employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation will become due. See Notes 9, 12 and 13 to the consolidated financial statements for further information about these liabilities.
Certain other contractual obligations are not recognized as liabilities in our consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of June 30, 2021, as well as purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations is expected to be due within one year. See further discussion below of our obligation related to the capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky.
In November 2020, T. Marzetti Company (“T. Marzetti”), a wholly-owned subsidiary of ours, entered into a Design/Build Agreement (the “Agreement”) with Gray Construction, Inc. (“Gray”) under which Gray will design, coordinate and build additional dressing and sauce manufacturing and warehousing capacity for the T. Marzetti facility in Horse Cave, Kentucky (the “Project”). The Project will result in an expansion of the current facility footprint. Subject to certain conditions in the Agreement, T. Marzetti will pay Gray no more than the guaranteed maximum price of approximately $113 million for the Project. The Agreement contains other terms and conditions that are customary for this type of project. Expected to be completed in the first quarter of fiscal 2023, the Project is in its early stages, thus we are still obligated for the majority of the guaranteed maximum price.

Cash Flows

	Year Ended June 30,			Change
(Dollars in thousands)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Provided By Operating Activities	$174,189	$170,769	$197,598	$3,420	2%	$(26,829)	(14)%
Used In Investing Activities	$(88,977)	$(83,265)	$(126,861)	$(5,712)	(7)%	$43,596	34%
Used In Financing Activities	$(95,430)	$(85,519)	$(80,201)	$(9,911)	(12)%	$(5,318)	(7)%
Cash provided by operating activities remains the primary source for funding our investing and financing activities, as well as financing our organic growth initiatives.
Cash provided by operating activities in 2021 totaled $174.2 million, an increase of 2% as compared with the 2020 total of $170.8 million. The 2021 increase was due to higher levels of net income and depreciation and amortization as well as the year-over-year change in net working capital offset by the year-over-year changes in contingent consideration and deferred income taxes.
Cash used in investing activities totaled $89.0 million in 2021 as compared to $83.3 million in 2020. The 2021 increase primarily reflects a higher level of payments for property additions in the current year. Capital expenditures in 2021 included spending on a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the first quarter of fiscal 2023 along with infrastructure improvements and capacity expansion investments at our frozen pasta facility in Altoona, Iowa that we expect to complete in the first half of fiscal 2022. Capital expenditures in 2020 included spending on a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky that was completed in January 2020 as well as the purchase of the Omni manufacturing facility that was previously leased. Payments for property additions totaled $87.9 million in 2021 compared to $82.6 million in 2020.
Financing activities used net cash totaling $95.4 million and $85.5 million in 2021 and 2020, respectively. In general, cash used in financing activities reflects the payment of dividends and share repurchases. The 2021 increase was primarily due to higher dividend payments and increased share repurchases. The regular dividend payout rate for 2021 was $2.95 per share, as compared to $2.75 per share in 2020. This past fiscal year marked the 58th consecutive year in which our dividend rate was increased.
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
IMPACT OF INFLATION
Our business results can be influenced by significant changes in the costs of our raw materials, packaging and freight. We attempt to mitigate the impact of inflation on our raw-material costs via longer-term fixed-price contractual commitments for a portion of our most significant market-indexed commodities, most notably soybean oil and flour. We have also implemented a procurement strategy for a portion of our egg needs using grain-based pricing contracts to reduce our exposure to egg market spot prices. Specific to freight costs, our transportation network includes a mix of dedicated carriers, longer-term fixed-rate contracts and a small internal fleet that serve to reduce our exposure to spot freight rates. We also have a transportation management system in place to support our freight management processes and help us to secure more competitive freight rates. Nonetheless, we are subject to events and trends in the marketplace that will impact our costs for raw materials, packaging and freight. While we attempt to pass through sustained increases in these costs, any such price adjustments can lag the changes in the related input costs.
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
With regard to the impact of commodity and freight costs on Foodservice segment operating income, most of our supply contracts with national chain restaurant accounts incorporate pricing adjustments to account for changes in ingredient and freight costs. These supply contracts may vary by account with regard to the time lapse between the actual change in ingredient and freight costs we incur and the effective date of the associated price increase or decrease. As a result, the reported operating margins of the Foodservice segment are subject to increased volatility during periods of rapidly rising or falling ingredient and/or freight costs because at least some portion of the change in ingredient and/or freight costs is reflected in the segment’s results prior to the impact of any associated change in pricing. In addition, the Foodservice segment has an inherently higher degree of margin volatility from changes in ingredient costs when compared to the Retail segment due to its overall lower margin profile and higher ratio of ingredient pounds to net sales. In Retail, there is an opportunity to offset the impact of inflationary costs through net price realization actions including list price increases, decreased trade spending and packaging size changes. Note that all these Retail cost-recovery options entail some inherent risks and uncertainties, and the implementation timeframe can lag the input cost changes.
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
Trade-Related Allowances
Our receivables balance is net of trade-related allowances, which consist of sales discounts, trade promotions and certain other sales incentives. We evaluate the adequacy of these allowances considering several factors including historical experience, specific trade programs and existing customer relationships. These allowances can fluctuate based on the level of sales and promotional programs as well as the timing of deductions.
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
•the reaction of customers or consumers to price increases we may implement;
•cyber-security incidents, information technology disruptions, and data breaches;
•complexities related to the design and implementation of our new enterprise resource planning system;
•adverse changes in freight, energy or other costs of producing, distributing or transporting our products;
•adequate supply of labor for our manufacturing facilities;
•efficiencies in plant operations;
•the potential for loss of larger programs, including licensing agreements, or key customer relationships;
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
•the ability to successfully grow recently acquired businesses;
•dependence on key personnel and changes in key personnel;
•the effect of consolidation of customers within key market channels;
•maintenance of competitive position with respect to other manufacturers;
•stability of labor relations;
•changes in estimates in critical accounting judgments;
•the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;
•the outcome of any litigation or arbitration;
•the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs; and
•certain other risk factors, including those discussed in other filings we have submitted to the Securities and Exchange Commission.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lancaster Colony Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2021, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 5 to the financial statements, the Company has changed its method of accounting for leases effective July 1, 2019, due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Fair Value - Bantam Bagels, LLC (“Bantam”) Contingent Consideration (Level 3 Liability) - Refer to Note 3 in the financial statements

Critical Audit Matter Description

The Company has a contingent consideration liability whose fair value is based on a complex model and unobservable inputs. The contingent consideration liability resulted from the earn-out provision associated with the Company’s October 19, 2018 acquisition of Bantam. The terms of this acquisition specify that the sellers may receive an earn-out payment as part of the overall consideration in the transaction based upon a predetermined contractual formula at a specified future date. Under accounting principles generally accepted in the United States of America, contingent consideration liabilities are generally classified as Level 3 liabilities and are marked to fair value on a recurring basis.

Unlike the fair value of other assets and liabilities that are readily observable, and therefore, more easily independently corroborated, the valuation of Level 3 liabilities is inherently subjective, and often involves the use of complex models and unobservable inputs. The fair value of the Bantam contingent consideration is measured on a recurring basis using a Monte Carlo simulation that randomly changes revenue growth, forecasted adjusted earnings before interest, taxes, depreciation, and amortization, as defined in the related acquisition agreement, and other uncertain variables to estimate an expected value, which is recorded at present value by applying a discount rate.
We identified this Level 3 liability as a critical audit matter because of the complex model and unobservable inputs management uses to estimate fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of the model and inputs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the complex model and unobservable inputs used by management to estimate the fair value of the Level 3 liability included the following, among others:
•We tested the effectiveness of controls over management’s valuation of the contingent consideration, including those related to the complex proprietary model and the significant inputs that are not readily observable.
•We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent results, taking into account changes in market conditions.
•We compared management’s assumptions to external sources. These assumptions included discount rates, forecasted revenue growth rates, and operating margins used in the valuation models.
•With the assistance of our fair value specialists, we evaluated the appropriateness of the valuation technique utilized, and assessed the reasonableness of the valuation inputs and discount rate assumptions used in the fair value analysis by developing a range of independent estimates and comparing those to inputs selected by management.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 26, 2021

We have served as the Company’s auditor since 1961.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(Amounts in thousands, except share data)	2021	2020
ASSETS
Current Assets:
Cash and equivalents	$188,055	$198,273
Receivables	97,897	86,604
Inventories:
Raw materials	48,895	34,374
Finished goods	72,980	50,674
Total inventories	121,875	85,048
Other current assets	15,654	15,687
Total current assets	423,481	385,612
Property, Plant and Equipment:
Land, buildings and improvements	252,174	186,542
Machinery and equipment	424,015	388,929
Total cost	676,189	575,471
Less accumulated depreciation	311,567	282,183
Property, plant and equipment-net	364,622	293,288
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	58,766	65,216
Operating lease right-of-use assets	22,455	22,977
Other noncurrent assets	23,590	17,889
Total	$1,101,285	$993,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$110,338	$71,433
Accrued liabilities	63,585	54,826
Total current liabilities	173,923	126,259
Noncurrent Operating Lease Liabilities	17,228	17,893
Other Noncurrent Liabilities	28,285	31,661
Deferred Income Taxes	38,702	34,240
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-2021-27,531,040 shares; 2020-27,523,935 shares	128,617	125,153
Retained earnings	1,482,220	1,421,121
Accumulated other comprehensive loss	(8,253)	(12,070)
Common stock in treasury, at cost	(759,437)	(750,904)
Total shareholders’ equity	843,147	783,300
Total	$1,101,285	$993,353
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
(Amounts in thousands, except per share data)	2021	2020	2019
Net Sales	$1,467,067	$1,334,388	$1,307,787
Cost of Sales	1,080,344	976,352	981,589
Gross Profit	386,723	358,036	326,198
Selling, General and Administrative Expenses	205,363	180,945	149,811
Change in Contingent Consideration	(5,687)	257	(16,180)
Restructuring and Impairment Charges	1,195	886	1,643
Operating Income	185,852	175,948	190,924
Other, Net	(107)	3,129	4,618
Income Before Income Taxes	185,745	179,077	195,542
Taxes Based on Income	43,413	42,094	44,993
Net Income	$142,332	$136,983	$150,549
Net Income Per Common Share:
Basic	$5.17	$4.98	$5.48
Diluted	$5.16	$4.97	$5.46
Weighted Average Common Shares Outstanding:
Basic	27,475	27,448	27,438
Diluted	27,518	27,496	27,537
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
(Amounts in thousands)	2021	2020	2019
Net Income	$142,332	$136,983	$150,549
Other Comprehensive Income (Loss):
Defined Benefit Pension and Postretirement Benefit Plans:
Net gain (loss) arising during the period, before tax	4,490	(2,662)	(2,902)
Amortization of loss, before tax	672	546	410
Amortization of prior service credit, before tax	(181)	(182)	(182)
Total Other Comprehensive Income (Loss), Before Tax	4,981	(2,298)	(2,674)
Tax Attributes of Items in Other Comprehensive Income (Loss):
Net gain (loss) arising during the period, tax	(1,049)	622	678
Amortization of loss, tax	(157)	(128)	(96)
Amortization of prior service credit, tax	42	42	43
Total Tax (Expense) Benefit	(1,164)	536	625
Other Comprehensive Income (Loss), Net of Tax	3,817	(1,762)	(2,049)
Comprehensive Income	$146,149	$135,221	$148,500
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
(Amounts in thousands)	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$142,332	$136,983	$150,549
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	44,509	37,963	31,848
Change in contingent consideration	(5,687)	257	(16,180)
Deferred income taxes and other changes	4,629	11,402	7,336
Stock-based compensation expense	7,126	6,115	5,972
Restructuring and impairment charges	1,195	(268)	1,643
Loss (gain) on sale of property	61	315	(13)
Pension plan activity	(149)	(578)	(749)
Changes in operating assets and liabilities:
Receivables	(11,293)	(10,913)	(748)
Inventories	(36,827)	1,024	6,282
Other current assets	(3,524)	(14,267)	(3,085)
Accounts payable and accrued liabilities	31,817	2,736	14,743
Net cash provided by operating activities	174,189	170,769	197,598
Cash Flows From Investing Activities:
Payments for property additions	(87,865)	(82,642)	(70,880)
Cash paid for acquisitions, net of cash acquired	—	—	(55,364)
Proceeds from sale of property	150	129	169
Other-net	(1,262)	(752)	(786)
Net cash used in investing activities	(88,977)	(83,265)	(126,861)
Cash Flows From Financing Activities:
Payment of dividends	(81,233)	(75,644)	(70,110)
Purchase of treasury stock	(8,533)	(5,459)	(7,411)
Tax withholdings for stock-based compensation	(3,662)	(3,806)	(2,360)
Other-net	(2,002)	(610)	(320)
Net cash used in financing activities	(95,430)	(85,519)	(80,201)
Net change in cash and equivalents	(10,218)	1,985	(9,464)
Cash and equivalents at beginning of year	198,273	196,288	205,752
Cash and equivalents at end of year	$188,055	$198,273	$196,288
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2018	27,488	$119,232	$1,279,343	$(8,259)	$(738,034)	$652,282
Net income			150,549			150,549
Net pension and postretirement benefit losses, net of $(625) tax effect				(2,049)		(2,049)
Cash dividends - common stock ($2.55 per share)			(70,110)			(70,110)
Purchase of treasury stock	(48)				(7,411)	(7,411)
Stock-based plans	51	(2,360)				(2,360)
Stock-based compensation expense		5,972				5,972
Balance, June 30, 2019	27,491	122,844	1,359,782	(10,308)	(745,445)	726,873
Net income			136,983			136,983
Net pension and postretirement benefit losses, net of $(536) tax effect				(1,762)		(1,762)
Cash dividends - common stock ($2.75 per share)			(75,644)			(75,644)
Purchase of treasury stock	(38)				(5,459)	(5,459)
Stock-based plans	71	(3,806)				(3,806)
Stock-based compensation expense		6,115				6,115
Balance, June 30, 2020	27,524	125,153	1,421,121	(12,070)	(750,904)	783,300
Net income			142,332			142,332
Net pension and postretirement benefit gains, net of $1,164 tax effect				3,817		3,817
Cash dividends - common stock ($2.95 per share)			(81,233)			(81,233)
Purchase of treasury stock	(46)				(8,533)	(8,533)
Stock-based plans	53	(3,662)				(3,662)
Stock-based compensation expense		7,126				7,126
Balance, June 30, 2021	27,531	$128,617	$1,482,220	$(8,253)	$(759,437)	$843,147
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
Receivable Allowances
Our receivables balance is net of trade-related allowances, which consist of sales discounts, trade promotions and certain other sales incentives. We evaluate the adequacy of these allowances considering several factors including historical experience, specific trade programs and existing customer relationships. These allowances can fluctuate based on the level of sales and promotional programs as well as the timing of deductions.
We also provide an allowance for doubtful accounts based on our estimate of expected credit losses, which considers the aging of accounts receivable balances, historical write-off experience and on-going reviews of our trade receivables. Measurement of expected credit losses requires credit review of existing customer relationships, consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the economic health of customers. Our allowance for doubtful accounts was immaterial for all periods presented.
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. By policy, we limit the amount of credit exposure to any one institution or issuer. Our concentration of credit risk with respect to trade accounts receivable is mitigated by our credit evaluation process and our broad Retail and Foodservice customer base. However, see Note 10 with respect to our accounts receivable with Walmart Inc. and McLane Company, Inc., a wholesale distribution subsidiary of Berkshire Hathaway, Inc.
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
Purchases of property, plant and equipment included in Accounts Payable and excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows at June 30 were as follows:

	2021	2020	2019
Construction in progress in Accounts Payable	$16,110	$2,909	$7,852
The following table sets forth depreciation expense, including finance lease amortization, in each of the years ended June 30:

	2021	2020	2019
Depreciation expense	$37,172	$31,604	$26,751
Deferred Software Costs
We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in Other Current Assets or Other Noncurrent Assets and are amortized on a straight-line basis over the estimated useful life. In 2021, 2020 and 2019, we capitalized $3.5 million, $10.3 million and $1.7 million, respectively, of deferred software costs related to cloud computing arrangements.
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
Accruals for Self-Insurance
Self-insurance accruals are made for certain claims associated with employee health care, workers’ compensation and general liability insurance up to stop-loss coverage. These accruals include estimates that are primarily based on historical loss development factors.
Shareholders’ Equity
We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock with no par value and 1,150,000 shares of Class C Nonvoting Preferred Stock with no par value. Our Board of Directors approved a share repurchase authorization of 2,000,000 common shares in November 2010. At June 30, 2021, 1,269,701 common shares remained authorized for future purchase.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Revenue Recognition
When Performance Obligations Are Satisfied
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The singular performance obligation of our customer contracts is determined by each individual purchase order and the respective food products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to our customer. Specifically, control transfers to our customers when the product is delivered to or picked up by our customers based upon applicable shipping terms, as our customers can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. The performance obligations in our customer contracts are generally satisfied within 30 days. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of June 30, 2021.
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
Contract Balances
We do not have deferred revenue or unbilled receivable balances and thus do not have any related contract asset and liability balances as of June 30, 2021.
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

	2021	2020	2019
Advertising expense as a percentage of net sales	2%	2%	2%
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
Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets will be realized and thus we have not recorded any valuation allowance for the years ended June 30, 2021 or 2020.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	2021	2020	2019
Net income	$142,332	$136,983	$150,549
Net income available to participating securities	(285)	(278)	(259)
Net income available to common shareholders	$142,047	$136,705	$150,290

Weighted average common shares outstanding - basic	27,475	27,448	27,438
Incremental share effect from:
Nonparticipating restricted stock	2	2	2
Stock-settled stock appreciation rights	41	46	97
Weighted average common shares outstanding - diluted	27,518	27,496	27,537

Net income per common share - basic	$5.17	$4.98	$5.48
Net income per common share - diluted	$5.16	$4.97	$5.46
Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets – net income and other comprehensive income (loss). Included in other comprehensive income (loss) are pension and postretirement benefits adjustments.
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	2021	2020
Accumulated other comprehensive loss at beginning of year	$(12,070)	$(10,308)
Defined Benefit Pension Plan Items:
Net gain (loss) arising during the period	4,340	(2,597)
Amortization of unrecognized net loss (1)	692	572
Postretirement Benefit Plan Items: (2)
Net gain (loss) arising during the period	150	(65)
Amortization of unrecognized net gain	(20)	(26)
Amortization of prior service credit	(181)	(182)
Total other comprehensive income (loss), before tax	4,981	(2,298)
Total tax (expense) benefit	(1,164)	536
Other comprehensive income (loss), net of tax	3,817	(1,762)
Accumulated other comprehensive loss at end of year	$(8,253)	$(12,070)
(1)Included in the computation of net periodic benefit income/cost. See Note 12 for additional information.
(2)Additional disclosures for postretirement benefits are not included as they are not considered material.
Recently Issued Accounting Standards
There were no recently issued accounting standards that will impact our consolidated financial statements.
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board issued new accounting guidance related to the disclosure requirements for fair value measurements. The guidance removes, modifies and adds disclosures related to fair value. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We adopted the new guidance on July 1, 2020. As the guidance only relates to disclosures, there was no impact on our financial position or results of operations. See fair value disclosures in Note 3.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 2 – Acquisitions
Omni Baking Company LLC
On November 16, 2018, we acquired substantially all of the assets of Omni Baking Company LLC (“Omni”). Omni had been a long-time supplier of products to our frozen garlic bread operations and is based in Vineland, New Jersey. The purchase price of $22.3 million, which includes the post-closing working capital adjustment, was funded with cash on hand. These results have been included in our consolidated financial statements from the date of acquisition.

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
Our contingent consideration, which resulted from the earn-out associated with our acquisition of Bantam, is measured at fair value on a recurring basis and is included in Other Noncurrent Liabilities on the Consolidated Balance Sheets. The following table summarizes our contingent consideration as of June 30:

	Fair Value Measurements at June 30, 2021
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$3,470	$3,470

	Fair Value Measurements at June 30, 2020
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$9,157	$9,157
Bantam Contingent Consideration
This contingent consideration resulted from the earn-out associated with our October 19, 2018 acquisition of Bantam. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Bantam for the twelve months ending December 31, 2023. The initial fair value of the contingent consideration was determined to be $8.0 million. The fair value is measured on a recurring basis using a Monte Carlo simulation that randomly changes revenue growth, forecasted adjusted EBITDA and other uncertain variables to estimate an expected value. We record the present value of this amount by applying a discount rate. As this fair value measurement is based on significant inputs not observable in the market, it represents a Level 3 measurement within the fair value hierarchy. Our 2021 fair value measurements resulted in a $5.7 million reduction in the fair value of Bantam’s contingent consideration based

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

on changes in Bantam’s forecasted adjusted EBITDA for the twelve months ending December 31, 2023. The changes in forecasted adjusted EBITDA primarily reflected the impact of a SKU rationalization by a Foodservice customer resulting in the loss of sales to that customer after November 30, 2020. This adjustment was recorded in our Foodservice segment.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	2021	2020
Contingent consideration at beginning of year	$9,157	$8,900
Change in contingent consideration included in operating income	(5,687)	257
Contingent consideration at end of year	$3,470	$9,157
Angelic Contingent Consideration
The terms of our November 17, 2016 acquisition of Angelic Bakehouse, Inc. (“Angelic”) specified the sellers would receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Angelic for fiscal 2021. Based on Angelic’s actual adjusted EBITDA for fiscal 2021, there will be no earn-out payment. No fair value adjustments were made during 2021 and 2020, and there was no liability recorded for Angelic’s contingent consideration at June 30, 2021 and 2020.

Note 4 – Long-Term Debt
At June 30, 2021 and 2020, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 19, 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. In the event that LIBOR becomes unavailable or is no longer deemed an appropriate reference rate, the Facility allows for the use of a benchmark replacement rate. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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
At June 30, 2021 and 2020, we had no borrowings outstanding under the Facility. At June 30, 2021 and 2020, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest in 2021 and 2020.

Note 5 – Leases
On July 1, 2019, we adopted new lease accounting guidance, which requires a lessee to record right-of-use assets and lease liabilities based upon the present value of the lease payments for operating leases and finance leases. We used the alternate transition method whereby companies could recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than restating comparative periods, but we did not record a cumulative-effect adjustment from initially applying the standard.
General Lease Description
We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. Our operating leases include leases for real estate for some of our office and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these operating leases range from 1 year to 7 years.
We have finance leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. These leases are generally for non-manufacturing equipment used in our business and warehouse facilities. The remaining lease terms for these finance leases range from 2 years to 4 years.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Significant Assumptions and Judgments
Contract Contains a Lease
In evaluating our contracts to determine whether a contract is or contains a lease, we considered the following:
•Whether explicitly or implicitly identified assets have been deployed in the contract; and
•Whether we obtain substantially all of the economic benefits from the use of that underlying asset, and we can direct how and for what purpose the asset is used during the term of the contract.
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
We use a discount rate to calculate the present value of lease liabilities. In the development of the discount rate, we consider our internal borrowing rate, treasury security rates, collateral and credit risk specific to us, and our lease portfolio characteristics.
As of June 30, 2021 and 2020, the weighted-average discount rate of our operating leases was 2.9% and 3.0%, respectively. As of June 30, 2021 and 2020, the weighted-average discount rate of our finance leases was 1.9% and 3.6%, respectively.
Practical Expedients and Accounting Policy Elections
We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.
Amounts Recognized in the Financial Statements
The components of lease expense in each of the years ended June 30 have been provided as follows:

	2021	2020
Operating lease cost in Cost of Sales and Selling, General and Administrative Expenses	$8,300	$8,726
Finance lease cost:
Amortization of assets in Cost of Sales	$1,571	$335
Interest on lease liabilities in Other, Net	156	73
Total finance lease cost	$1,727	$408
Short-term lease cost in Cost of Sales and Selling, General and Administrative Expenses	2,652	2,405
Total net lease cost	$12,679	$11,539

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Supplemental balance sheet information related to leases at June 30 is as follows:

	2021	2020
Operating Leases
Operating Lease Right-Of-Use Assets	$22,455	$22,977

Current operating lease liabilities in Accrued Liabilities	$6,861	$6,766
Noncurrent Operating Lease Liabilities	17,228	17,893
Total operating lease liabilities	$24,089	$24,659

Finance Leases
Finance lease right-of-use assets in Property, Plant and Equipment-Net	$9,212	$2,346

Current finance lease liabilities in Accrued Liabilities	$2,517	$571
Noncurrent finance lease liabilities in Other Noncurrent Liabilities	6,667	1,580
Total finance lease liabilities	$9,184	$2,151
Supplemental cash flow information related to leases in each of the years ended June 30 is as follows:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,501	$8,923
Operating cash flows from finance leases	$156	$73
Financing cash flows from finance leases	$2,002	$432

Supplemental noncash information on operating lease liabilities arising from obtaining right-of-use assets	$7,005	$5,611
Supplemental noncash information on operating lease liabilities removed due to purchase of leased asset	$—	$5,765
Supplemental noncash information on finance lease liabilities arising from obtaining right-of-use assets	$9,035	$631
As of June 30, 2021, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2022	$7,466	$2,666
2023	5,809	2,475
2024	4,943	2,095
2025	2,910	1,973
2026	2,654	306
Thereafter	1,949	—
Total minimum payments	$25,731	$9,515
Less amount representing interest	(1,642)	(331)
Present value of lease obligations	$24,089	$9,184
As of June 30, 2021 and 2020, the weighted-average remaining term of our operating leases was 4.4 years and 4.7 years, respectively. As of June 30, 2021 and 2020, the weighted-average remaining term of our finance leases was 4.0 years and 3.8 years, respectively.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 6 – Commitments and Contingencies
In addition to the items discussed below, at June 30, 2021, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
We have a significant remaining commitment of approximately $92 million related to a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky.
Our acquisition of Bantam included a provision for contingent consideration for the earn-out associated with this transaction. See further discussion in Note 3.
24% of our employees are represented under various collective bargaining contracts. The labor contract for our Milpitas, California plant facility, which produces various sauces and dressings, will expire on December 15, 2021, and the labor contract for one of our Columbus, Ohio plant facilities, which produces various sauces, dressings and dips, will expire on March 6, 2022. 12% of our employees are represented under these collective bargaining contracts. None of our other collective bargaining contracts will expire within one year.

Note 7 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at June 30, 2021 and 2020.

The following table summarizes our identifiable other intangible assets at June 30:

	2021	2020
Tradenames (20 to 30-year life)
Gross carrying value	$62,531	$63,121
Accumulated amortization	(12,421)	(9,925)
Net carrying value	$50,110	$53,196
Customer Relationships (2 to 15-year life)
Gross carrying value	$17,507	$17,507
Accumulated amortization	(12,912)	(11,094)
Net carrying value	$4,595	$6,413
Technology / Know-how (10-year life)
Gross carrying value	$8,020	$8,950
Accumulated amortization	(3,973)	(3,396)
Net carrying value	$4,047	$5,554
Non-compete Agreements (5-year life)
Gross carrying value	$191	$791
Accumulated amortization	(177)	(738)
Net carrying value	$14	$53
Total net carrying value	$58,766	$65,216
In 2021, we recorded impairment charges of $1.2 million related to certain tradename and technology / know-how intangible assets for Bantam, which reflect the impact of a SKU rationalization by a Foodservice customer resulting in the loss of sales to that customer after November 30, 2020. The impairment charges represent the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful lives of the intangible assets. The impairment charges are reflected in Restructuring and Impairment Charges in the Consolidated Statements of Income and were recorded in our Foodservice segment. We also reduced the remaining useful life for Bantam’s Foodservice customer relationship and have recorded accelerated amortization expense.
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows in each of the years ended June 30:

	2021	2020	2019
Amortization expense	$5,255	$5,061	$4,599

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Total annual amortization expense for each of the next five years is estimated to be as follows:

2022	$4,739
2023	$4,180
2024	$4,180
2025	$3,920
2026	$3,290

Note 8 – Liabilities
Accrued liabilities at June 30 were composed of:

	2021	2020
Compensation and employee benefits	$32,521	$32,818
Distribution	8,803	7,148
Operating leases	6,861	6,766
Royalties	5,783	1,659
Finance leases	2,517	571
Marketing	1,957	1,525
Other taxes	1,665	1,392
Other	3,478	2,947
Total accrued liabilities	$63,585	$54,826
Other noncurrent liabilities at June 30 were composed of:

	2021	2020
Workers compensation	$8,777	$9,701
Finance leases	6,667	1,580
Deferred compensation and accrued interest	4,606	4,390
Contingent consideration	3,470	9,157
Pension benefit liability	1,675	3,540
Gross tax contingency reserve	1,253	968
Postretirement benefit liability	1,145	1,207
Other	692	1,118
Total other noncurrent liabilities	$28,285	$31,661

Note 9 – Income Taxes
We file a consolidated federal income tax return. Taxes based on income for the years ended June 30 have been provided as follows:

	2021	2020	2019
Currently payable:
Federal	$32,655	$23,392	$30,220
State and local	7,460	6,808	8,070
Total current provision	40,115	30,200	38,290
Deferred federal, state and local provision	3,298	11,894	6,703
Total taxes based on income	$43,413	$42,094	$44,993

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

For the years ended June 30, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State and local income taxes	3.2	3.1	3.5
Net windfall tax benefits - stock-based compensation	(0.6)	(0.8)	(0.8)
Other	(0.2)	0.2	(0.7)
Effective rate	23.4%	23.5%	23.0%
Our net deferred tax liability for all periods presented in the Consolidated Balance Sheets has been classified as noncurrent. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 were comprised of:

	2021	2020
Deferred tax assets:
Employee medical and other benefits	$6,853	$8,384
Operating lease liabilities	5,181	5,713
Inventories	3,003	2,382
Receivables	2,175	2,371
Other accrued liabilities	1,719	1,938
Total deferred tax assets	18,931	20,788
Deferred tax liabilities:
Property, plant and equipment	(31,052)	(30,036)
Goodwill	(14,174)	(11,390)
Intangible assets	(7,076)	(7,848)
Operating lease right-of-use assets	(5,298)	(5,333)
Other	(33)	(421)
Total deferred tax liabilities	(57,633)	(55,028)
Net deferred tax liability	$(38,702)	$(34,240)
Prepaid federal income taxes of $5.1 million and $5.3 million were included in Other Current Assets at June 30, 2021 and 2020, respectively. Prepaid state and local income taxes of $1.1 million were included in Other Current Assets at June 30, 2021.
Net cash payments for income taxes for each of the years ended June 30 were as follows:

	2021	2020	2019
Net cash payments for income taxes	$40,735	$30,958	$38,644
The gross tax contingency reserve at June 30, 2021 was $1.3 million and consisted of estimated tax liabilities of $0.8 million and interest and penalties of $0.5 million. The unrecognized tax benefits recorded as the gross tax contingency reserve noted in the following table for June 30, 2021 and 2020 would affect our effective tax rate, if recognized.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth changes in our total gross tax contingency reserve (including interest and penalties):

	2021	2020
Balance, beginning of year	$968	$1,670
Tax positions related to the current year:
Additions	—	—
Reductions	—	—
Tax positions related to prior years:
Additions	311	51
Reductions	(26)	(25)
Settlements	—	(728)
Balance, end of year	$1,253	$968
We have not classified any of the gross tax contingency reserve at June 30, 2021 in Accrued Liabilities as none of these amounts are expected to be resolved within the next 12 months. Consequently, the entire liability of $1.3 million was included in Other Noncurrent Liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations.
We recognize interest and penalties related to these tax liabilities in income tax expense. For each of the years ended June 30, we recognized the change in the accrual for net tax-related interest and penalties as follows:

	2021	2020
Expense (benefit) recognized for net tax-related interest and penalties	$48	$(188)
We had accrued interest and penalties at June 30 as follows:

	2021	2020
Accrued interest and penalties included in the gross tax contingency reserve	$529	$481
We file federal and various state and local income tax returns in the United States. With limited exceptions, we are no longer subject to examination of U.S. federal or state and local income taxes for years prior to 2018.

Note 10 – Business Segment Information
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. We evaluate our segments based on net sales and operating income. Our Chief Operating Decision Maker (“CODM”), in order to drive enhanced accountability and transparency throughout our organization, initiated a review of functional costs that have historically been part of the indirect costs allocated to our two reportable segments. This review was completed as part of our preparation for our upcoming enterprise resource planning system implementation. As a result of this review, our CODM identified certain support functions that would be more appropriately presented within corporate expenses to facilitate the management of the business, including assessing segment performance and allocating resources. These changes were effective July 1, 2020. All historical information has been retroactively conformed to the current presentation. These changes had no effect on previously reported consolidated net sales, gross profit, operating income, net income or earnings per share.
Retail - The vast majority of the products we sell in the Retail segment are sold through sales personnel, food brokers and distributors in the United States. We have placement of products in grocery produce departments through our refrigerated salad dressings, vegetable dips and fruit dips. Our flatbread products and sprouted grain bakery products are generally placed in the specialty bakery/deli section of the grocery store. We also have products typically marketed in the shelf-stable section of the grocery store, which include salad dressings, slaw dressing, sauces and croutons. Within the frozen food section of the grocery store, we sell yeast rolls, garlic breads and mini stuffed bagels.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Foodservice - The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. The majority of our Foodservice sales are products sold under private label to restaurants. We also manufacture and sell various branded Foodservice products to distributors. Finally, within this segment, we sold other roll products under a temporary supply agreement resulting from the Omni acquisition. The temporary supply agreement was terminated effective October 31, 2020.
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
The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments in each of the years ended June 30:

	2021	2020	2019
Retail
Frozen breads	$308,482	$290,940	$259,290
Shelf-stable dressings, sauces and croutons	297,572	205,062	177,717
Refrigerated dressings, dips and other	222,909	218,125	219,614
Total Retail net sales	$828,963	$714,127	$656,621
Foodservice
Dressings and sauces	$477,940	$436,909	$467,364
Frozen breads and other	156,457	161,093	164,438
Other roll products	3,707	22,259	19,364
Total Foodservice net sales	$638,104	$620,261	$651,166
Total net sales	$1,467,067	$1,334,388	$1,307,787
The following table provides an additional disaggregation of Foodservice net sales by type of customer in each of the years ended June 30:

	2021	2020	2019
Foodservice
National accounts	$494,874	$459,880	$480,249
Branded and other	139,523	138,122	151,553
Other roll products	3,707	22,259	19,364
Total Foodservice net sales	$638,104	$620,261	$651,166

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following sets forth certain additional financial information attributable to our reportable segments, certain amounts not allocated among our reportable segments and amounts retained at the corporate level for the years ended June 30:

	2021	2020	2019
Net Sales (1) (2)
Retail	$828,963	$714,127	$656,621
Foodservice	638,104	620,261	651,166
Total	$1,467,067	$1,334,388	$1,307,787
Operating Income (2) (3)
Retail	$188,403	$161,487	$149,019
Foodservice	89,048	80,475	86,177
Nonallocated Restructuring and Impairment Charges (4)	—	(886)	(1,643)
Corporate Expenses (5)	(91,599)	(65,128)	(42,629)
Total	$185,852	$175,948	$190,924
Identifiable Assets (1) (6)
Retail & Foodservice (7)	$878,389	$771,270	$695,872
Corporate	222,896	222,083	209,527
Total	$1,101,285	$993,353	$905,399
Payments for Property Additions (3)
Retail & Foodservice (7)	$86,792	$81,067	$70,415
Corporate	1,073	1,575	465
Total	$87,865	$82,642	$70,880
Depreciation and Amortization (3)
Retail & Foodservice (7)	$41,356	$35,790	$30,896
Corporate	3,153	2,173	952
Total	$44,509	$37,963	$31,848
(1)Net sales and long-lived assets are predominately domestic.
(2)All intercompany transactions have been eliminated.
(3)As discussed above, all historical information for operating income, payments for property additions and depreciation and amortization has been retroactively conformed to the current presentation. These changes had no effect on previously reported consolidated totals.
(4)Reflects restructuring and impairment charges related to a plant closure that were not allocated to our two reportable segments due to their unusual nature.
(5)Our Corporate Expenses include various expenses of a general corporate nature, expenditures for Project Ascent and costs related to certain divested or closed nonfood operations. These costs have not been allocated to the Retail and Foodservice segments.
(6)Retail and Foodservice identifiable assets include those assets used in our operations and other intangible assets allocated to purchased businesses. Corporate assets consist principally of cash and equivalents. The increase in Retail and Foodservice identifiable assets from June 30, 2020 to June 30, 2021 reflected property additions, largely due to several capacity expansion projects that are currently underway, and higher inventory levels due to increased commodity costs. The increase in Retail and Foodservice identifiable assets from June 30, 2019 to June 30, 2020 reflected property additions, notably a capacity expansion project at our frozen dinner roll facility in Horse Cave, Kentucky, as well as operating lease right-of-use assets recorded in 2020 due to the adoption of new accounting guidance.
(7)As discussed above, we do not present identifiable assets, payments for property additions or depreciation and amortization by reportable segment.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Retail segment net sales attributable to Walmart Inc. (“Walmart”) and Foodservice segment net sales attributable to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., for each of the years ended June 30 were as follows:

	2021	2020	2019
Net sales to Walmart	$267,090	$241,699	$222,171
As a percentage of consolidated net sales	18%	18%	17%
Net sales to McLane	$184,021	$174,242	$195,907
As a percentage of consolidated net sales	13%	13%	15%
Accounts receivable attributable to Walmart and McLane at June 30 as a percentage of consolidated accounts receivable were as follows:

	2021	2020
Walmart	27%	30%
McLane	9%	10%

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
In 2021, 2020 and 2019, we granted SSSARs to various employees under the terms of the plan. The following table summarizes information relating to these grants:

	2021	2020	2019
SSSARs granted	124	180	157
Weighted average grant date fair value per right	$36.24	$24.06	$23.55
Weighted average assumptions used in fair value calculations:
Risk-free interest rate	0.51%	1.17%	2.43%
Dividend yield	1.69%	1.81%	1.68%
Volatility factor of the expected market price of our common stock	28.63%	22.57%	21.77%
Expected life in years	4.55	4.01	3.04
For these grants, the volatility factor was estimated based on actual historical volatility of our stock for a time period equal to the term of the SSSARs. The expected average life was determined based on historical exercise experience for this type of grant. The SSSARs we grant generally vest over a 3-year period whereby one-third vests on the first anniversary of the grant date, one-third vests on the second anniversary of the grant date and one-third vests on the third anniversary of the grant date.
The following table summarizes our SSSARs compensation expense and tax benefits recorded for each of the years ended June 30:

	2021	2020	2019
Compensation expense	$3,568	$3,049	$3,074
Tax benefits	$749	$640	$646
Intrinsic value of exercises	$6,187	$6,693	$6,008

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The total fair values of SSSARs vested for each of the years ended June 30 were as follows:

	2021	2020	2019
Fair value of vested rights	$3,404	$2,972	$3,143
The following table summarizes the activity relating to SSSARs granted under the plan for the year ended June 30, 2021:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	539	$142.16
Exercised	(203)	$131.76
Granted	124	$177.87
Forfeited	(6)	$147.72
Outstanding at end of year	454	$156.49	3.34	$16,806
Exercisable and vested at end of year	160	$142.58	2.33	$8,155
Vested and expected to vest at end of year	439	$156.18	3.32	$16,392
The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2021:

	Outstanding				Exercisable
			Weighted Average
Grant Years	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Exercise Price	Number Exercisable	Weighted Average Exercise Price
2021	$167.18-$187.30	124	4.65	$177.87	—	$—
2020	$153.71-$154.44	165	3.64	$153.74	47	$153.73
2019	$148.18-$180.60	96	2.66	$154.82	44	$155.03
2018	$121.09-$124.29	40	1.65	$121.17	40	$121.17
2017	$135.06	29	0.65	$135.06	29	$135.06
At June 30, 2021, there was $6.7 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In 2021, 2020 and 2019, we granted shares of restricted stock to various employees under the terms of the plan. The following table summarizes information relating to these grants:

	2021	2020	2019
Employees
Restricted stock granted	17	31	13
Grant date fair value	$2,918	$4,813	$2,030
Weighted average grant date fair value per award	$177.89	$153.72	$154.66
The restricted stock under these employee grants vests 3 years after the grant date. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status.
In 2021, 2020 and 2019, we also granted shares of restricted stock to our nonemployee directors under the terms of the plan. The following table summarizes information relating to each of these grants:

	2021	2020	2019
Nonemployee directors
Restricted stock granted	4	5	4
Grant date fair value	$774	$760	$760
Weighted average grant date fair value per award	$172.89	$155.70	$180.16

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The restricted stock under these nonemployee director grants generally vests 1 year after the grant date. All of the shares granted during 2021 are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests.
The following table summarizes our restricted stock compensation expense and tax benefits recorded for each of the years ended June 30:

	2021	2020	2019
Compensation expense	$3,558	$3,066	$2,898
Tax benefits	$747	$644	$609
The total fair values of restricted stock vested for each of the years ended June 30 were as follows:

	2021	2020	2019
Fair value of vested shares	$3,148	$2,284	$3,537
The following table summarizes the activity relating to restricted stock granted under the plan for the year ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of year	69	$144.27
Granted	21	$176.82
Vested	(25)	$128.03
Forfeited	(3)	$142.45
Unvested restricted stock at end of year	62	$161.35
At June 30, 2021, there was $5.2 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.

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
At the end of the year, we discount our plan liabilities using an assumed discount rate. In estimating this rate, we, along with our third-party actuaries, review the timing of future benefit payments, bond indices, yield curve analysis results and the past history of discount rates.
The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2021	2020
Weighted-average assumption as of June 30
Discount rate	2.58%	2.49%
The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2021	2020	2019
Discount rate	2.49%	3.35%	4.07%
Expected long-term return on plan assets	5.00%	6.50%	7.00%
In determining the long-term expected return on plan assets, we consider our related investment guidelines, our expectations of long-term rates of return by asset category, our target asset allocation weighting and historical rates of return and volatility for equity and fixed income investments. The investment strategy for plan assets is to control and manage investment risk through diversification among asset classes, investment managers/funds and investment styles. The plans’ investment guidelines have been designed to meet the intended objective that plan assets earn at least nominal returns equal to

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

or more than the plans’ liability growth rate. In consideration of the current average age of the plans’ participants, the investment guidelines are based upon an investment horizon of at least 10 years. We completed an evaluation of the plans’ asset allocation and liabilities with assistance from an independent outside consultant. As a result, with the plans well-funded and no active employees continuing to accrue service cost or otherwise eligible to receive plan benefits, we reallocated the plan assets to better match the plan liabilities. Accordingly, we allocated a higher percentage of the plan assets to long-duration fixed income investments, thereby reducing equity exposure risk and mitigating the unfavorable impacts of interest rate volatility. This reallocation resulted in a reduction to the expected long-term return on plan assets.
The target and actual asset allocations for our plans at June 30 by asset category were as follows:

	Target Percentage of Plan Assets at June 30	Actual Percentage of Plan Assets
	2021	2021	2020
Equity securities	20%-80%	27	36
Fixed income, including cash	20%-80%	73	64
Total		100%	100%
Our target asset allocations are maintained through ongoing review and periodic rebalancing of equity and fixed income investments with assistance from an independent outside investment consultant. Also, the plan assets are diversified among asset classes, asset managers or funds and investment styles to avoid concentrations of risk. As noted above, the increase in the allocation of plan assets to fixed income investments over the past two years reflects the decision to better match the invested assets with the plans’ liabilities. We continue to allocate a modest amount of plan assets to cash to cover near-term expenses.
We categorize our plan assets within a three-level fair value hierarchy, as previously defined in Note 3. The following table summarizes the fair values and levels, within the fair value hierarchy, for our plan assets at June 30:

	June 30, 2021
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$577	$—	$—	$577
Money market funds	1,140	—	—	1,140
U.S. government obligations	—	—	—	—
Municipal obligations	—	—	—	—
Corporate obligations	—	—	—	—
Mortgage obligations	—	—	—	—
Mutual funds fixed income	27,044	—	—	27,044
Mutual funds equity	10,658	—	—	10,658
Total	$39,419	$—	$—	$39,419

	June 30, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$367	$—	$—	$367
Money market funds	1,046	—	—	1,046
U.S. government obligations	—	1,261	—	1,261
Municipal obligations	—	264	—	264
Corporate obligations	—	1,303	—	1,303
Mortgage obligations	—	1,836	—	1,836
Mutual funds fixed income	17,326	—	—	17,326
Mutual funds equity	13,365	—	—	13,365
Total	$32,104	$4,664	$—	$36,768
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
Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$39,969	$38,382
Interest cost	965	1,246
Actuarial (gain) loss	(1,188)	2,639
Benefits paid	(2,307)	(2,298)
Benefit obligation at end of year	$37,439	$39,969

	2021	2020
Change in plan assets
Fair value of plan assets at beginning of year	$36,768	$36,628
Actual return on plan assets	4,931	2,344
Employer contributions	27	94
Benefits paid	(2,307)	(2,298)
Fair value of plan assets at end of year	$39,419	$36,768

	2021	2020
Funded status - net prepaid (accrued) benefit cost	$1,980	$(3,201)

	2021	2020
Amounts recognized in the Consolidated Balance Sheets consist of
Prepaid benefit cost (Other Noncurrent Assets)	$3,655	$339
Accrued benefit liability (Other Noncurrent Liabilities)	(1,675)	(3,540)
Net amount recognized	$1,980	$(3,201)

	2021	2020
Accumulated benefit obligation	$37,439	$39,969
The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2021	2020
Benefit obligations	$7,206	$37,883
Fair value of plan assets at end of year	$5,531	$34,343
Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2021	2020
Net actuarial loss	$12,138	$17,170
Income taxes	(2,837)	(4,013)
Total	$9,301	$13,157

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the components of net periodic benefit income for our pension plans at June 30:

	2021	2020	2019
Components of net periodic benefit income
Interest cost	$965	$1,246	$1,453
Expected return on plan assets	(1,779)	(2,302)	(2,487)
Amortization of unrecognized net loss	692	572	447
Net periodic benefit income	$(122)	$(484)	$(587)
We have not yet finalized our anticipated funding level for 2022, but based on initial estimates, we do not expect our 2022 contributions to our pension plans to be material.
Benefit payments estimated for future years are as follows:

2022	$2,393
2023	$2,367
2024	$2,360
2025	$2,349
2026	$2,317
2027 - 2031	$10,844

Note 13 – Defined Contribution and Other Employee Plans
Company-Sponsored Defined Contribution Plans
We sponsor three defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code. Contributions are determined under various formulas, and we contributed to each of these plans in 2021. The employer matching contribution percentage for one of these plans was increased effective January 1, 2019. Costs related to such plans for each of the years ended June 30 were as follows:

	2021	2020	2019
Costs related to company-sponsored defined contribution plans	$5,015	$4,170	$2,637
Multiemployer Plans
In the three years ended June 30, 2021, one of our subsidiaries participated in a multiemployer plan that provides pension benefits to retiree workers under a collective bargaining contract. This plan generally provides for retirement, death and/or termination benefits for eligible employees within the collective bargaining contract, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if a participating employer chooses to stop participating in the multiemployer plan, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Our participation in this multiemployer pension plan for the three years ended June 30, 2021 is reflected in the following table. All information in the table is as of December 31 of the relevant year, except contributions which are based on our fiscal year, or except as otherwise noted. The EIN/PN column provides the Employer Identification Number (“EIN”) and the Plan Number (“PN”). The pension protection act zone status is based on information that we received from the plan. Among other factors, generally, plans in critical status (red zone) are less than 65 percent funded, plans in endangered or seriously endangered status (yellow zone or orange zone, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the green zone. The FIP/RP status pending/implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. There have been no significant changes that affect the comparability of 2021, 2020 or 2019 contributions.

		Pension Protection Act Zone Status			Fiscal Year Contributions
Plan Name	EIN/PN	2020	2019	FIP/RP Status Pending / Implemented	2021	2020	2019	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Western Conference of Teamsters Pension Plan	916145047- 001	Green 12/31/19	Green 12/31/18	No	$327	$327	$388	No	12/15/2021
Under this multiemployer plan and one additional multiemployer plan, we also contribute amounts for health and welfare benefits that are defined by each plan. These benefits are not vested. The contributions required by our participation in these plans for each of the years ended June 30 were as follows:

	2021	2020	2019
Multiemployer health and welfare plan contributions	$3,428	$3,242	$3,189
We also make non-elective contributions for the union employees at our Bedford Heights, Ohio plant into a union-sponsored multiemployer 401(k) plan. Our contributions totaled $0.7 million in 2021, 2020 and 2019.
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
The following table summarizes our liability for total deferred compensation and accrued interest at June 30:

	2021	2020
Liability for deferred compensation and accrued interest	$4,606	$4,390
Deferred compensation expense for each of the years ended June 30 was as follows:

	2021	2020	2019
Deferred compensation expense	$147	$239	$239

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
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
1.Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
3.Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lancaster Colony Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2021, of the Company and our report dated August 26, 2021, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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
August 26, 2021

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our November 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
The information regarding delinquent Section 16(a) reports, if any, is incorporated by reference to the material under the heading “Delinquent Section 16(a) Reports” in our 2021 Proxy Statement.
The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2021 Proxy Statement.
The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2021 Proxy Statement.

Item 11. Executive Compensation
The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2021 Proxy Statement.
The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2021 Proxy Statement.

Item 14. Principal Accounting Fees and Services
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2021 and 2020 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2021 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2021 and 2020 and for each of the three years in the period ended June 30, 2021, together with the report thereon of Deloitte & Touche LLP dated August 26, 2021, are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2021 and 2020
Consolidated Statements of Income for the years ended June 30, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended June 30, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended June 30, 2021, 2020 and 2019
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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

LANCASTER COLONY CORPORATION
(Registrant)

By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director

Date:	August 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID A. CIESINSKI	President, Chief Executive Officer	August 26, 2021
David A. Ciesinski	and Director
(Principal Executive Officer)

/s/ JOHN B. GERLACH, JR.	Executive Chairman of the Board	August 26, 2021
John B. Gerlach, Jr.	and Director

/s/ THOMAS K. PIGOTT	Vice President, Chief Financial Officer	August 26, 2021
Thomas K. Pigott	and Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ NEELI BENDAPUDI	Director	August 23, 2021
Neeli Bendapudi

/s/ BARBARA L. BRASIER	Director	August 23, 2021
Barbara L. Brasier

/s/ WILLIAM H. CARTER	Director	August 23, 2021
William H. Carter

/s/ ROBERT L. FOX	Director	August 23, 2021
Robert L. Fox

/s/ ELLIOT K. FULLEN	Director	August 23, 2021
Elliot K. Fullen

/s/ ALAN F. HARRIS	Director	August 23, 2021
Alan F. Harris

/s/ MICHAEL H. KEOWN	Director	August 23, 2021
Michael H. Keown

/s/ ROBERT P. OSTRYNIEC	Director	August 23, 2021
Robert P. Ostryniec

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-K
JUNE 30, 2021
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

10.2	Design/Build Agreement between T. Marzetti Company and Gray Construction, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed November 16, 2020)

10.3(a)	Lancaster Colony Corporation Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (000-04065), filed September 26, 2000).

10.4(a)
2004 Amendment to Lancaster Colony Corporation Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed January 3, 2005).

10.5(a)	Lancaster Colony Corporation 2005 Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (000-04065), filed February 25, 2005).

10.6(a)	Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (000-04065), filed October 9, 2015).

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

10.9
Form of Stock Appreciation Rights Agreement for Service Providers under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed April 30, 2019).

10.10(a)
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

10.13(a)	Employment Offer Letter to Thomas K. Pigott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed March 15, 2019).

Exhibit Number	Description

10.14(a)	Lancaster Colony Corporation Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed October 31, 2016).

10.15(a)	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed November 15, 2018).

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page of Lancaster Colony Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith

**	Furnished herewith