Form 10-Q
period 2021-09-30
LANCASTER COLONY CORP
filed 2021-11-03
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 15, 2021, there were approximately 27,530,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	September 30, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and equivalents	$130,089	$188,055
Receivables	108,365	97,897
Inventories:
Raw materials	48,077	48,895
Finished goods	110,292	72,980
Total inventories	158,369	121,875
Other current assets	13,033	15,654
Total current assets	409,856	423,481
Property, Plant and Equipment:
Land, buildings and improvements	270,972	252,174
Machinery and equipment	442,262	424,015
Total cost	713,234	676,189
Less accumulated depreciation	321,198	311,567
Property, plant and equipment-net	392,036	364,622
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	57,625	58,766
Operating lease right-of-use assets	24,157	22,455
Other noncurrent assets	23,091	23,590
Total	$1,115,136	$1,101,285
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$127,753	$110,338
Accrued liabilities	52,034	63,585
Total current liabilities	179,787	173,923
Noncurrent Operating Lease Liabilities	18,353	17,228
Other Noncurrent Liabilities	27,495	28,285
Deferred Income Taxes	39,446	38,702
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-September-27,529,867 shares; June-27,531,040 shares	130,832	128,617
Retained earnings	1,492,200	1,482,220
Accumulated other comprehensive loss	(8,211)	(8,253)
Common stock in treasury, at cost	(764,766)	(759,437)
Total shareholders’ equity	850,055	843,147
Total	$1,115,136	$1,101,285
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2021	2020
Net Sales	$392,056	$349,237
Cost of Sales	299,689	256,583
Gross Profit	92,367	92,654
Selling, General and Administrative Expenses	51,856	48,198
Change in Contingent Consideration	—	(5,687)
Impairment Charges	—	1,195
Operating Income	40,511	48,948
Other, Net	20	4
Income Before Income Taxes	40,531	48,952
Taxes Based on Income	9,876	11,873
Net Income	$30,655	$37,079
Net Income Per Common Share:
Basic and diluted	$1.11	$1.35

Weighted Average Common Shares Outstanding:
Basic	27,459	27,461
Diluted	27,515	27,495
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2021	2020
Net Income	$30,655	$37,079
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	100	168
Amortization of prior service credit, before tax	(45)	(45)
Total Other Comprehensive Income, Before Tax	55	123
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(23)	(39)
Amortization of prior service credit, tax	10	10
Total Tax Expense	(13)	(29)
Other Comprehensive Income, Net of Tax	42	94
Comprehensive Income	$30,697	$37,173
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$30,655	$37,079
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	11,262	10,409
Change in contingent consideration	—	(5,687)
Deferred income taxes and other changes	800	3,179
Stock-based compensation expense	2,274	1,772
Impairment charges	—	1,195
Pension plan activity	(137)	(57)
Changes in operating assets and liabilities:
Receivables	(10,468)	(10,389)
Inventories	(36,494)	(25,514)
Other current assets	2,238	(626)
Accounts payable and accrued liabilities	(1,302)	12,282
Net cash (used in) provided by operating activities	(1,172)	23,643
Cash Flows From Investing Activities:
Payments for property additions	(30,227)	(14,411)
Other-net	134	(137)
Net cash used in investing activities	(30,093)	(14,548)
Cash Flows From Financing Activities:
Payment of dividends	(20,675)	(19,270)
Purchase of treasury stock	(5,329)	(15)
Tax withholdings for stock-based compensation	(59)	(1,854)
Other-net	(638)	(141)
Net cash used in financing activities	(26,701)	(21,280)
Net change in cash and equivalents	(57,966)	(12,185)
Cash and equivalents at beginning of year	188,055	198,273
Cash and equivalents at end of period	$130,089	$186,088
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$15	$1,617
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2021
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2021	27,531	$128,617	$1,482,220	$(8,253)	$(759,437)	$843,147
Net income			30,655			30,655
Net pension and postretirement benefit gains, net of $13 tax effect				42		42
Cash dividends - common stock ($0.75 per share)			(20,675)			(20,675)
Purchase of treasury stock	(30)				(5,329)	(5,329)
Stock-based plans	29	(59)				(59)
Stock-based compensation expense		2,274				2,274
Balance, September 30, 2021	27,530	$130,832	$1,492,200	$(8,211)	$(764,766)	$850,055

	Three Months Ended September 30, 2020
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2020	27,524	$125,153	$1,421,121	$(12,070)	$(750,904)	$783,300
Net income			37,079			37,079
Net pension and postretirement benefit gains, net of $29 tax effect				94		94
Cash dividends - common stock ($0.70 per share)			(19,270)			(19,270)
Purchase of treasury stock	—				(15)	(15)
Stock-based plans	16	(1,854)				(1,854)
Stock-based compensation expense		1,772				1,772
Balance, September 30, 2020	27,540	$125,071	$1,438,930	$(11,976)	$(750,919)	$801,106
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant” or the “Company” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our 2021 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2022 refers to fiscal 2022, which is the period from July 1, 2021 to June 30, 2022.
Deferred Software Costs
We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in Other Current Assets or Other Noncurrent Assets and are amortized on a straight-line basis over the estimated useful life. For the three months ended September 30, 2021 and 2020, we capitalized $0.3 million and $1.6 million, respectively, of deferred software costs related to cloud computing arrangements.
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

	September 30,
	2021	2020
Construction in progress in Accounts Payable	$22,685	$3,556
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $18.2 million and $32.5 million at September 30, 2021 and June 30, 2021, respectively.
Earnings Per Share
Earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock and common stock equivalents (restricted stock, stock-settled stock appreciation rights and performance units) outstanding during each period. Unvested shares of restricted stock granted to employees are considered participating securities since employees receive nonforfeitable dividends prior to vesting and, therefore, are included in the earnings allocation in computing EPS under the two-class method. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the diluted weighted average number of common shares outstanding during the period, which includes the dilutive potential common shares associated with nonparticipating restricted stock, stock-settled stock appreciation rights and performance units.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended September 30,
	2021	2020
Net income	$30,655	$37,079
Net income available to participating securities	(87)	(79)
Net income available to common shareholders	$30,568	$37,000

Weighted average common shares outstanding – basic	27,459	27,461
Incremental share effect from:
Nonparticipating restricted stock	3	3
Stock-settled stock appreciation rights	49	31
Performance units	4	—
Weighted average common shares outstanding – diluted	27,515	27,495

Net income per common share – basic and diluted	$1.11	$1.35
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended September 30,
	2021	2020
Accumulated other comprehensive loss at beginning of period	$(8,253)	$(12,070)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	107	173
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(7)	(5)
Amortization of prior service credit	(45)	(45)
Total other comprehensive income, before tax	55	123
Total tax expense	(13)	(29)
Other comprehensive income, net of tax	42	94
Accumulated other comprehensive loss at end of period	$(8,211)	$(11,976)
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2021 Annual Report on Form 10-K.
Recent Accounting Standards
There are no recently issued or adopted accounting standards that will impact our consolidated financial statements.

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
Our contingent consideration, which resulted from the earn-out associated with our acquisition of Bantam Bagels, LLC (“Bantam”), is measured at fair value on a recurring basis and is included in Other Noncurrent Liabilities on the Condensed Consolidated Balance Sheets. The following table summarizes our contingent consideration:

	Fair Value Measurements at September 30, 2021
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$3,470	$3,470

	Fair Value Measurements at June 30, 2021
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$3,470	$3,470
Bantam Contingent Consideration
This contingent consideration resulted from the earn-out associated with our October 19, 2018 acquisition of Bantam. In general, the terms of the acquisition specify the sellers will receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Bantam for the twelve months ending December 31, 2023. The initial fair value of the contingent consideration was determined to be $8.0 million. The fair value is measured on a recurring basis using a Monte Carlo simulation that randomly changes revenue growth, forecasted adjusted EBITDA and other uncertain variables to estimate an expected value. We record the present value of this amount by applying a discount rate. As this fair value measurement is based on significant inputs not observable in the market, it represents a Level 3 measurement within the fair value hierarchy. Our fair value measurement at September 30, 2020 resulted in a $5.7 million reduction in the fair value of Bantam’s contingent consideration based on changes in Bantam’s forecasted adjusted EBITDA for the twelve months ending December 31, 2023. The changes in forecasted adjusted EBITDA primarily reflected the impact of a SKU rationalization by a Foodservice customer resulting in the loss of sales to that customer after November 30, 2020. This adjustment was recorded in our Foodservice segment.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	Three Months Ended September 30,
	2021	2020
Contingent consideration at beginning of period	$3,470	$9,157
Change in contingent consideration included in operating income	—	(5,687)
Contingent consideration at end of period	$3,470	$3,470
Note 3 – Long-Term Debt
At September 30, 2021 and June 30, 2021, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 19, 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. In the event that LIBOR becomes unavailable or is no longer deemed an appropriate reference rate, the Facility allows for the use of a benchmark replacement rate. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.

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
At September 30, 2021 and June 30, 2021, we had no borrowings outstanding under the Facility. At September 30, 2021 and June 30, 2021, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three months ended September 30, 2021 and 2020.
Note 4 – Commitments and Contingencies
At September 30, 2021, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
We have a significant remaining commitment of approximately $78 million related to a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky.
Our acquisition of Bantam included a provision for contingent consideration for the earn-out associated with this transaction. See further discussion in Note 2.
Note 5 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at September 30, 2021 and June 30, 2021.

The following table summarizes our identifiable other intangible assets:

	September 30, 2021	June 30, 2021
Tradenames (20 to 30-year life)
Gross carrying value	$62,531	$62,531
Accumulated amortization	(13,064)	(12,421)
Net carrying value	$49,467	$50,110
Customer Relationships (2 to 15-year life)
Gross carrying value	$17,007	$17,507
Accumulated amortization	(12,763)	(12,912)
Net carrying value	$4,244	$4,595
Technology / Know-how (10-year life)
Gross carrying value	$8,020	$8,020
Accumulated amortization	(4,111)	(3,973)
Net carrying value	$3,909	$4,047
Non-compete Agreements (5-year life)
Gross carrying value	$191	$191
Accumulated amortization	(186)	(177)
Net carrying value	$5	$14
Total net carrying value	$57,625	$58,766

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In the three months ended September 30, 2020, we recorded impairment charges of $1.2 million related to certain tradename and technology / know-how intangible assets for Bantam, which reflect the impact of a SKU rationalization by a Foodservice customer resulting in the loss of sales to that customer after November 30, 2020. The impairment charges represent the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful lives of the intangible assets. The impairment charges are reflected in Impairment Charges in the Condensed Consolidated Statements of Income and were recorded in our Foodservice segment. We also reduced the remaining useful life for Bantam’s Foodservice customer relationship and have recorded accelerated amortization expense.
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended September 30,
	2021	2020
Amortization expense	$1,141	$1,341
Total annual amortization expense for each of the next five years is estimated to be as follows:

2023	$4,180
2024	$4,180
2025	$3,920
2026	$3,290
2027	$3,119
Note 6 – Income Taxes
Accrued federal income taxes of $2.3 million and accrued state and local income taxes of $0.6 million were included in Accrued Liabilities at September 30, 2021. Prepaid federal income taxes of $5.1 million and prepaid state and local income taxes of $1.1 million were included in Other Current Assets at June 30, 2021.
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
Foodservice - The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. The majority of our Foodservice sales are products sold under private label to restaurants. We also manufacture and sell various branded Foodservice products to distributors. Finally, within this segment, we sold other roll products under a temporary supply agreement resulting from the acquisition of Omni Baking Company LLC. The temporary supply agreement was terminated effective October 31, 2020.
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at September 30, 2021 is generally consistent with that of June 30, 2021.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended September 30,
	2021	2020
Net Sales
Retail	$223,889	$193,725
Foodservice	168,167	155,512
Total	$392,056	$349,237
Operating Income
Retail	$48,178	$42,658
Foodservice	15,825	27,421
Corporate Expenses	(23,492)	(21,131)
Total	$40,511	$48,948
The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended September 30,
	2021	2020
Retail
Shelf-stable dressings, sauces and croutons	$90,527	$58,944
Frozen breads	74,719	72,843
Refrigerated dressings, dips and other	58,643	61,938
Total Retail net sales	$223,889	$193,725
Foodservice
Dressings and sauces	$124,759	$114,951
Frozen breads and other	43,408	37,792
Other roll products	—	2,769
Total Foodservice net sales	$168,167	$155,512
Total net sales	$392,056	$349,237
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended September 30,
	2021	2020
Foodservice
National accounts	$126,128	$118,078
Branded and other	42,039	34,665
Other roll products	—	2,769
Total Foodservice net sales	$168,167	$155,512

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 8 – Stock-Based Compensation
There have been no changes to our stock-based compensation plan as disclosed in our 2021 Annual Report on Form 10-K. However, as permitted under this plan, we made an initial grant of performance units in August 2021. These performance units have either a market condition or a performance condition and will vest 3 years after the grant date. Dividend equivalents earned during the vesting period will be paid at the time the awards vest.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $1.0 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively. At September 30, 2021, there was $5.7 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $1.1 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively. At September 30, 2021, there was $8.9 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Our performance units compensation expense was $0.2 million for the three months ended September 30, 2021. At September 30, 2021, there was $3.5 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 3 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2022 refers to fiscal 2022, which is the period from July 1, 2021 to June 30, 2022.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto, all included elsewhere in this report, and our 2021 Annual Report on Form 10-K. The forward-looking statements in this section and other parts of this report involve risks, uncertainties and other factors, including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements due to these factors. For more information, see the section below entitled “Forward-Looking Statements.”
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
•a significant infrastructure improvement and capacity expansion project for our frozen pasta facility in Altoona, Iowa that we expect to complete during the second quarter of fiscal 2022;
•a significant capacity expansion project for our Sister Schubert’s frozen dinner roll facility in Horse Cave, Kentucky that was completed in January 2020; and
•the establishment of a Transformation Program Office in 2019 that serves to coordinate our various capital and integration efforts, including our enterprise resource planning system (“ERP”) project and related initiatives, Project Ascent, that is currently underway.
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
RECENT EVENTS
A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. COVID-19 has surfaced in all regions around the world and resulted in business slowdowns or shutdowns. In the U.S., state and local governments recommended or mandated actions intended to slow the transmission of COVID-19. These measures included limitations on public gatherings, social distancing requirements, travel restrictions, closures of bars and dine-in restaurants, stay-at-home orders, quarantines and restrictions that prohibited many non-essential employees from going to work.
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
The effects of COVID-19 on consumer behavior have impacted the relative demand for our Retail and Foodservice products. Specifically, since the onset of the COVID-19 pandemic near the end of our fiscal 2020 third quarter, there has been an overall shift in consumer demand towards increased at-home food consumption and away from in-restaurant dining. While this shift in demand has been inconsistent and volatile, on balance it has positively impacted our Retail segment sales and negatively impacted our Foodservice segment sales. From an operations standpoint, the shift in demand combined with other COVID-19-related issues such as higher hourly wage rates paid to our front-line employees, increased costs for personal protective equipment, higher expenditures attributed to incremental co-manufacturing volumes, and overall lower operating efficiencies have unfavorably impacted the operating results of both our segments.

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended September 30,
	2021	2020	Change
Net Sales	$392,056	$349,237	$42,819	12%
Cost of Sales	299,689	256,583	43,106	17%
Gross Profit	92,367	92,654	(287)	—%
Gross Margin	23.6%	26.5%
Selling, General and Administrative Expenses	51,856	48,198	3,658	8%
Change in Contingent Consideration	—	(5,687)	5,687	(100)%
Impairment Charges	—	1,195	(1,195)	(100)%
Operating Income	40,511	48,948	(8,437)	(17)%
Operating Margin	10.3%	14.0%
Other, Net	20	4	16	400%
Income Before Income Taxes	40,531	48,952	(8,421)	(17)%
Taxes Based on Income	9,876	11,873	(1,997)	(17)%
Effective Tax Rate	24.4%	24.3%
Net Income	$30,655	$37,079	$(6,424)	(17)%
Diluted Net Income Per Common Share	$1.11	$1.35	$(0.24)	(18)%
Net Sales
Consolidated net sales for the three months ended September 30, 2021 increased 12% to a first quarter record $392.1 million versus $349.2 million last year. Excluding all sales resulting from the November 2018 acquisition of Omni Baking Company LLC (“Omni”), consolidated net sales for the three months ended September 30, 2021 increased 13%. Sales growth for the quarter reflected higher net sales for both the Retail and Foodservice segments. See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended September 30, 2021 decreased slightly to $92.4 million compared to $92.7 million in the prior-year period as the sales growth, a more favorable sales mix and our ongoing cost savings programs were offset by higher commodity and packaging costs, incremental expenditures attributed to increased co-manufacturing costs, and increased freight and warehousing costs.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 8% for the quarter reaching $51.9 million for the three months ended September 30, 2021. This increase reflected higher expenditures for Project Ascent, which increased $1.1 million to $9.4 million for the quarter. Excluding Project Ascent, SG&A expenses for the quarter ended September 30, 2021 were 6% higher than the prior-year period, reflecting increased investments in personnel and business initiatives to support continued growth. Project Ascent expenses are included within Corporate Expenses. A portion of the costs that have been classified as Project Ascent expenses represent ongoing costs that will continue subsequent to the ERP implementation.

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	Change
SG&A Expenses - Excluding Project Ascent	$42,427	$39,912	$2,515	6%
Project Ascent Expenses	9,429	8,286	1,143	14%
Total SG&A Expenses	$51,856	$48,198	$3,658	8%

Change in Contingent Consideration
There was no change in contingent consideration for the three months ended September 30, 2021. For the three months ended September 30, 2020, the change in contingent consideration resulted in a benefit of $5.7 million. This prior-year benefit was attributed to a reduction in the fair value of the contingent consideration liability for Bantam Bagels, LLC (“Bantam”) based on our September 30, 2020 fair value measurement. The fair value adjustment resulted from the impact of a SKU rationalization by a Foodservice customer, and therefore the entire adjustment was reflected within the Foodservice segment. See further discussion in Note 2 to the condensed consolidated financial statements.
Impairment Charges
There were no impairment charges recorded for the three months ended September 30, 2021.We recorded impairment charges of $1.2 million for the three months ended September 30, 2020 related to certain tradename and technology / know-how intangible assets for Bantam as a result of the impact of the above-referenced SKU rationalization by a Foodservice customer. The impairment charges represent the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful lives of the intangible assets and were reflected within our Foodservice segment.
Operating Income
Operating income decreased $8.4 million to $40.5 million for the three months ended September 30, 2021. The prior-year quarter included the $5.7 million benefit related to Bantam’s contingent consideration. In the current-year quarter, operating income was negatively affected by higher commodity and packaging costs, increased co-manufacturing costs, higher freight and warehousing costs, investments in personnel and business initiatives to support continued growth, and increased expenditures for Project Ascent. These unfavorable factors were partially offset by the increased sales and our ongoing cost savings programs. See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on Income
Our effective tax rate was 24.4% and 24.3% for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Three Months Ended September 30,
	2021	2020
Statutory rate	21.0%	21.0%
State and local income taxes	3.5	3.0
Net windfall tax benefits - stock-based compensation	—	(0.7)
Other	(0.1)	1.0
Effective rate	24.4%	24.3%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the three months ended September 30, 2021 and 2020, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by less than 0.1% and 0.7%, respectively.
Earnings Per Share
As influenced by the factors noted above, particularly the higher commodity costs and the prior-year quarter’s benefit related to Bantam’s contingent consideration, diluted net income per share for the first quarter of 2022 totaled $1.11, as compared to $1.35 per diluted share in the prior year. Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended September 30.
Expenditures for Project Ascent reduced diluted earnings per share by $0.26 and $0.23 for the three months ended September 30, 2021 and 2020, respectively. In the prior year, the favorable impact of the adjustment to Bantam’s contingent consideration increased diluted earnings per share by $0.16 while impairment charges had an unfavorable impact of $0.03 per diluted share.

RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	Change
Net Sales	$223,889	$193,725	$30,164	16%
Operating Income	$48,178	$42,658	$5,520	13%
Operating Margin	21.5%	22.0%
For the three months ended September 30, 2021, Retail segment net sales reached $223.9 million, a 16% increase from the prior-year total of $193.7 million. The increase was driven by volume gains for Chick-fil-A® sauces and Buffalo Wild Wings® sauces, both of which are sold under exclusive licensing agreements, and higher sales of our New York BRAND Bakery® frozen garlic bread.
For the three months ended September 30, 2021, Retail segment operating income increased 13% to $48.2 million, reflecting the increase in sales, including some inflationary pricing, a more favorable sales mix and reduced promotional spending, as partially offset by higher commodity and packaging costs and increased freight and warehousing costs.
Foodservice Segment

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	Change
Net Sales	$168,167	$155,512	$12,655	8%
Operating Income	$15,825	$27,421	$(11,596)	(42)%
Operating Margin	9.4%	17.6%
For the three months ended September 30, 2021, Foodservice segment net sales grew 8% to $168.2 million compared to $155.5 million in the prior-year period driven by inflationary pricing and volume gains for our branded Foodservice products. Excluding all sales resulting from the November 2018 acquisition of Omni, Foodservice segment net sales increased 10%. Omni sales attributed to a temporary supply agreement totaled $2.8 million in the prior-year quarter. There were no such sales in the current-year quarter as the temporary supply agreement was terminated effective October 31, 2020.
The decline in Foodservice segment operating income for the three months ended September 30, 2021 was driven by the impact of last year’s $5.7 million benefit related to Bantam’s contingent consideration, as well as increased commodity costs and higher warehousing expenses. Operating income was favorably impacted by inflationary pricing.
Corporate Expenses
For the three months ended September 30, 2021 and 2020, corporate expenses totaled $23.5 million and $21.1 million, respectively. This increase was driven by expenditures for Project Ascent, which totaled $9.4 million and $8.3 million for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, we also capitalized an additional $0.3 million and $1.6 million, respectively, of ERP-related expenditures for application development stage activities.
LOOKING FORWARD
Looking forward to our fiscal second quarter, we expect our licensing program to remain an important source of growth for Retail segment sales while our Foodservice segment should continue to benefit from higher demand for our branded Foodservice products and growth from select quick-service restaurant and pizza chain customers in our mix of national chain restaurant accounts. We anticipate the inflationary environment to continue in the coming quarter, including higher commodity costs, particularly for soybean oil, along with increased costs for packaging, freight and labor. Inflationary pricing, including Retail segment pricing actions that took effect near the end of our fiscal first quarter combined with additional pricing in the Foodservice segment, will help to partially offset the input cost inflation. Our ongoing cost savings programs and other net price realization efforts will also serve to reduce the unfavorable impacts of inflation in the fiscal second quarter.
Our fiscal second quarter financial results will continue to be impacted by the COVID-19 pandemic, which has caused shifts in consumer demand between the retail and foodservice channels and resulted in higher costs to produce our products and service our customers. The extent of this impact on our financial results is difficult to forecast due to ongoing regional ebbs and flows of COVID-19 cases and the associated changes to the COVID-19 guidelines provided by or mandates imposed by health authorities and government agencies, which creates uncertainty for the restaurant industry and consumer behavior over an unpredictable timeline.

FINANCIAL CONDITION
Cash Flows
For the three months ended September 30, 2021, net cash used in operating activities totaled $1.2 million, as compared to net cash provided by operating activities of $23.6 million in the prior-year period. This decrease was primarily due to the year-over-year changes in net working capital, particularly accounts payable and accrued liabilities, as well as inventories.
Cash used in investing activities for the three months ended September 30, 2021 was $30.1 million, as compared to $14.5 million in the prior year. This increase primarily reflects a higher level of payments for property additions in the current year. Our current-year capital expenditures include spending on a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the first quarter of fiscal 2023, a capacity expansion project for one of our Marzetti dressing and sauce facilities in Columbus, Ohio that we expect to complete in the second quarter of fiscal 2022, and infrastructure improvements and capacity expansion investments at our frozen pasta facility in Altoona, Iowa that we expect to complete in the second quarter of fiscal 2022.
Cash used in financing activities for the three months ended September 30, 2021 of $26.7 million increased from the prior-year total of $21.3 million. This increase was primarily due to a higher level of share repurchases.
Liquidity and Capital Resources
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at September 30, 2021. At September 30, 2021, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2021, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At September 30, 2021, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2022 could total between $170 and $190 million, which includes approximately $105 million in initial expenditures attributed to a substantial investment for a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the first quarter of fiscal 2023.
Beyond the next 12 months, we expect that cash provided by operating activities will be the primary source of liquidity for the foreseeable future. This source, combined with our existing balances in cash and equivalents and amounts available under the Facility, is expected to be sufficient to meet our overall cash requirements.
We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of September 30, 2021, as well as purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations is expected to be due within one year. See further discussion below of our obligation related to the capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky.

In November 2020, T. Marzetti Company (“T. Marzetti”), a wholly-owned subsidiary of ours, entered into a Design/Build Agreement (the “Agreement”) with Gray Construction, Inc. (“Gray”) under which Gray will design, coordinate and build additional dressing and sauce manufacturing and warehousing capacity for the T. Marzetti facility in Hart County, Kentucky (the “Project”). The Project will result in an expansion of the current facility footprint. Subject to certain conditions in the Agreement, T. Marzetti will pay Gray no more than the guaranteed maximum price of approximately $113 million for the Project. The Agreement contains other terms and conditions that are customary for this type of project. Expected to be completed in the first quarter of fiscal 2023, we have a remaining commitment of approximately $78 million for the Project.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those policies disclosed in our 2021 Annual Report on Form 10-K.
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
•inflationary pressures resulting in higher input costs;
•capacity constraints that may affect our ability to meet demand or may increase our costs;
•dependence on contract manufacturers, distributors and freight transporters, including their operational capacity and financial strength in continuing to support our business;
•adequate supply of labor for our manufacturing facilities;
•efficiencies in plant operations;
•the reaction of customers or consumers to price increases we may implement;
•cyber-security incidents, information technology disruptions, and data breaches;
•complexities related to the design and implementation of our new enterprise resource planning system;
•stability of labor relations;
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
•the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs; and
•certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2021 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2021 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. No changes were made to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
We are required to disclose certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will be in excess of an applied threshold not to exceed $1 million. We are using a threshold of $1 million as we believe this amount is reasonably designed to result in disclosure of such proceedings that are material to our business or financial condition. Applying this threshold, there are no environmental matters to disclose in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,239,539 common shares remained authorized for future repurchases at September 30, 2021. This share repurchase authorization does not have a stated expiration date. In the first quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1-31, 2021	—	$—	—	1,269,701
August 1-31, 2021 (1)	5,062	$177.73	5,062	1,264,639
September 1-30, 2021	25,100	$176.45	25,100	1,239,539
Total	30,162	$176.67	30,162	1,239,539
(1)Includes 162 shares in August 2021 that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	November 3, 2021	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	November 3, 2021	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2021
INDEX TO EXHIBITS

Exhibit Number	Description

10.1(a)(b)	Form of Performance Unit Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan

31.1(b)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(b)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(c)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(b)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(b)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(b)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(b)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(b)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(b)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(b)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

(b)	Filed herewith

(c)	Furnished herewith