Form 10-Q
period 2021-12-31
LANCASTER COLONY CORP
filed 2022-02-03
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 14, 2022, there were approximately 27,535,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	December 31, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and equivalents	$114,011	$188,055
Receivables	104,769	97,897
Inventories:
Raw materials	56,291	48,895
Finished goods	98,874	72,980
Total inventories	155,165	121,875
Other current assets	15,462	15,654
Total current assets	389,407	423,481
Property, Plant and Equipment:
Land, buildings and improvements	293,099	252,174
Machinery and equipment	459,998	424,015
Total cost	753,097	676,189
Less accumulated depreciation	331,357	311,567
Property, plant and equipment-net	421,740	364,622
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	55,463	58,766
Operating lease right-of-use assets	21,906	22,455
Other noncurrent assets	23,310	23,590
Total	$1,120,197	$1,101,285
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$127,771	$110,338
Accrued liabilities	45,061	63,585
Total current liabilities	172,832	173,923
Noncurrent Operating Lease Liabilities	16,248	17,228
Other Noncurrent Liabilities	24,647	28,285
Deferred Income Taxes	41,461	38,702
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-December-27,533,957 shares; June-27,531,040 shares	133,419	128,617
Retained earnings	1,504,535	1,482,220
Accumulated other comprehensive loss	(8,170)	(8,253)
Common stock in treasury, at cost	(764,775)	(759,437)
Total shareholders’ equity	865,009	843,147
Total	$1,120,197	$1,101,285
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands, except per share data)	2021	2020	2021	2020
Net Sales	$428,427	$375,015	$820,483	$724,252
Cost of Sales	331,825	268,170	631,514	524,753
Gross Profit	96,602	106,845	188,969	199,499
Selling, General and Administrative Expenses	51,538	48,247	103,394	96,445
Change in Contingent Consideration	(2,170)	—	(2,170)	(5,687)
Restructuring and Impairment Charges	1,928	—	1,928	1,195
Operating Income	45,306	58,598	85,817	107,546
Other, Net	111	(27)	131	(23)
Income Before Income Taxes	45,417	58,571	85,948	107,523
Taxes Based on Income	11,047	13,941	20,923	25,814
Net Income	$34,370	$44,630	$65,025	$81,709
Net Income Per Common Share:
Basic	$1.25	$1.62	$2.36	$2.97
Diluted	$1.25	$1.62	$2.36	$2.96

Weighted Average Common Shares Outstanding:
Basic	27,443	27,479	27,451	27,470
Diluted	27,464	27,518	27,490	27,507
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands)	2021	2020	2021	2020
Net Income	$34,370	$44,630	$65,025	$81,709
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	100	168	200	336
Amortization of prior service credit, before tax	(46)	(46)	(91)	(91)
Total Other Comprehensive Income, Before Tax	54	122	109	245
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(24)	(39)	(47)	(78)
Amortization of prior service credit, tax	11	11	21	21
Total Tax Expense	(13)	(28)	(26)	(57)
Other Comprehensive Income, Net of Tax	41	94	83	188
Comprehensive Income	$34,411	$44,724	$65,108	$81,897
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
(Amounts in thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$65,025	$81,709
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	22,844	21,197
Change in contingent consideration	(2,170)	(5,687)
Deferred income taxes and other changes	2,854	2,272
Stock-based compensation expense	4,863	3,542
Restructuring and impairment charges	1,928	1,195
Pension plan activity	(274)	(87)
Changes in operating assets and liabilities:
Receivables	(6,872)	(926)
Inventories	(33,290)	(23,999)
Other current assets	(892)	140
Accounts payable and accrued liabilities	(12,036)	11,500
Net cash provided by operating activities	41,980	90,856
Cash Flows From Investing Activities:
Payments for property additions	(66,695)	(29,554)
Other-net	87	(364)
Net cash used in investing activities	(66,608)	(29,918)
Cash Flows From Financing Activities:
Payment of dividends	(42,710)	(39,925)
Purchase of treasury stock	(5,338)	(19)
Tax withholdings for stock-based compensation	(61)	(2,435)
Other-net	(1,307)	(451)
Net cash used in financing activities	(49,416)	(42,830)
Net change in cash and equivalents	(74,044)	18,108
Cash and equivalents at beginning of year	188,055	198,273
Cash and equivalents at end of period	$114,011	$216,381
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$16,593	$16,338
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended December 31, 2021
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2021	27,531	$128,617	$1,482,220	$(8,253)	$(759,437)	$843,147
Net income			30,655			30,655
Net pension and postretirement benefit gains, net of $13 tax effect				42		42
Cash dividends - common stock ($0.75 per share)			(20,675)			(20,675)
Purchase of treasury stock	(30)				(5,329)	(5,329)
Stock-based plans	29	(59)				(59)
Stock-based compensation expense		2,274				2,274
Balance, September 30, 2021	27,530	$130,832	$1,492,200	$(8,211)	$(764,766)	$850,055
Net income			34,370			34,370
Net pension and postretirement benefit gains, net of $13 tax effect				41		41
Cash dividends - common stock ($0.80 per share)			(22,035)			(22,035)
Purchase of treasury stock	—				(9)	(9)
Stock-based plans	4	(2)				(2)
Stock-based compensation expense		2,589				2,589
Balance, December 31, 2021	27,534	$133,419	$1,504,535	$(8,170)	$(764,775)	$865,009
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
Deferred Software Costs
We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in Other Current Assets or Other Noncurrent Assets and are amortized on a straight-line basis over the estimated useful life. For the six months ended December 31, 2021 and 2020, we capitalized $1.1 million and $2.8 million, respectively, of deferred software costs related to cloud computing arrangements.
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

	December 31,
	2021	2020
Construction in progress in Accounts Payable	$26,080	$3,415
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $14.9 million and $32.5 million at December 31, 2021 and June 30, 2021, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net income	$34,370	$44,630	$65,025	$81,709
Net income available to participating securities	(98)	(94)	(185)	(173)
Net income available to common shareholders	$34,272	$44,536	$64,840	$81,536

Weighted average common shares outstanding – basic	27,443	27,479	27,451	27,470
Incremental share effect from:
Nonparticipating restricted stock	2	2	3	3
Stock-settled stock appreciation rights	19	37	34	34
Performance units	—	—	2	—
Weighted average common shares outstanding – diluted	27,464	27,518	27,490	27,507

Net income per common share – basic	$1.25	$1.62	$2.36	$2.97
Net income per common share – diluted	$1.25	$1.62	$2.36	$2.96
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Accumulated other comprehensive loss at beginning of period	$(8,211)	$(11,976)	$(8,253)	$(12,070)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	107	173	214	346
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(7)	(5)	(14)	(10)
Amortization of prior service credit	(46)	(46)	(91)	(91)
Total other comprehensive income, before tax	54	122	109	245
Total tax expense	(13)	(28)	(26)	(57)
Other comprehensive income, net of tax	41	94	83	188
Accumulated other comprehensive loss at end of period	$(8,170)	$(11,882)	$(8,170)	$(11,882)
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
Our contingent consideration, which resulted from the earn-out associated with our acquisition of Bantam Bagels, LLC (“Bantam”), is measured at fair value on a recurring basis and is included in Other Noncurrent Liabilities. The following table summarizes our contingent consideration:

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$1,300	$1,300

	Fair Value Measurements at June 30, 2021
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$3,470	$3,470
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
Our fair value measurement at December 31, 2021 resulted in a $2.2 million reduction in the fair value of Bantam’s contingent consideration based on changes in Bantam’s forecasted adjusted EBITDA for the twelve months ending December 31, 2023, as well as a refinement to the estimated probabilities applied to our forecast scenarios. The changes in forecasted adjusted EBITDA primarily reflected lower projected sales levels for Bantam’s Retail business while the changes in estimated probabilities reflected a lower likelihood of attaining certain Foodservice business. We recorded $1.3 million of this adjustment in our Foodservice segment and $0.9 million in our Retail segment.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Contingent consideration at beginning of period	$3,470	$3,470	$3,470	$9,157
Change in contingent consideration included in operating income	(2,170)	—	(2,170)	(5,687)
Contingent consideration at end of period	$1,300	$3,470	$1,300	$3,470
Note 3 – Long-Term Debt
At December 31, 2021 and June 30, 2021, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 19, 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. In the event that LIBOR becomes unavailable or is no longer deemed an appropriate reference rate, the Facility allows for the use of a benchmark replacement rate. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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
At December 31, 2021 and June 30, 2021, we had no borrowings outstanding under the Facility. At December 31, 2021 and June 30, 2021, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three and six months ended December 31, 2021 and 2020.
Note 4 – Commitments and Contingencies
At December 31, 2021, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
We have a significant remaining commitment of approximately $60 million related to a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky.
Our acquisition of Bantam included a provision for contingent consideration for the earn-out associated with this transaction. See further discussion in Note 2.
Note 5 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at December 31, 2021 and June 30, 2021.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our identifiable other intangible assets:

	December 31, 2021	June 30, 2021
Tradenames (20 to 30-year life)
Gross carrying value	$62,531	$62,531
Accumulated amortization	(13,701)	(12,421)
Net carrying value	$48,830	$50,110
Customer Relationships (2 to 15-year life)
Gross carrying value	$15,207	$17,507
Accumulated amortization	(12,215)	(12,912)
Net carrying value	$2,992	$4,595
Technology / Know-how (10-year life)
Gross carrying value	$8,020	$8,020
Accumulated amortization	(4,379)	(3,973)
Net carrying value	$3,641	$4,047
Non-compete Agreements (5-year life)
Gross carrying value	$191	$191
Accumulated amortization	(191)	(177)
Net carrying value	$—	$14
Total net carrying value	$55,463	$58,766
In the three months ended December 31, 2021, we recorded an impairment charge of $0.9 million related to Bantam’s Retail customer relationships intangible asset, which reflects lower projected cash flows for Bantam’s Retail business. The impairment charge represents the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful life of the intangible asset. The impairment charge is reflected in Restructuring and Impairment Charges and was recorded in our Retail segment.
In the three months ended September 30, 2020, we recorded impairment charges of $1.2 million related to certain tradename and technology / know-how intangible assets for Bantam, which reflected the impact of a SKU rationalization by a Foodservice customer resulting in the loss of sales to that customer after November 30, 2020. The impairment charges represent the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful lives of the intangible assets. The impairment charges are reflected in Restructuring and Impairment Charges and were recorded in our Foodservice segment. We also reduced the remaining useful life for Bantam’s Foodservice customer relationship and have recorded accelerated amortization expense.
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Amortization expense	$1,260	$1,508	$2,401	$2,849
Total annual amortization expense for each of the next five years is estimated to be as follows:

2023	$4,047
2024	$4,047
2025	$3,787
2026	$3,157
2027	$2,986

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 6 – Income Taxes
Prepaid federal income taxes of $3.9 million and $5.1 million were included in Other Current Assets at December 31, 2021 and June 30, 2021, respectively. Prepaid state and local income taxes of $0.7 million and $1.1 million were included in Other Current Assets at December 31, 2021 and June 30, 2021, respectively.
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
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at December 31, 2021 is generally consistent with that of June 30, 2021.
We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net Sales
Retail	$245,085	$222,570	$468,974	$416,295
Foodservice	183,342	152,445	351,509	307,957
Total	$428,427	$375,015	$820,483	$724,252
Operating Income
Retail	$49,606	$60,720	$97,784	$103,378
Foodservice	18,309	18,336	34,134	45,757
Nonallocated Restructuring and Impairment Charges (1)	(1,026)	—	(1,026)	—
Corporate Expenses	(21,583)	(20,458)	(45,075)	(41,589)
Total	$45,306	$58,598	$85,817	$107,546
(1)Reflects restructuring and impairment charges related to a facility closure that were not allocated to our two reportable segments due to their unusual nature.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Retail
Shelf-stable dressings, sauces and croutons	$87,334	$64,575	$177,861	$123,519
Frozen breads	110,379	103,686	185,098	176,529
Refrigerated dressings, dips and other	47,372	54,309	106,015	116,247
Total Retail net sales	$245,085	$222,570	$468,974	$416,295
Foodservice
Dressings and sauces	$136,038	$111,225	$260,797	$226,176
Frozen breads and other	47,304	40,282	90,712	78,074
Other roll products	—	938	—	3,707
Total Foodservice net sales	$183,342	$152,445	$351,509	$307,957
Total net sales	$428,427	$375,015	$820,483	$724,252
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Foodservice
National accounts	$141,753	$116,827	$267,881	$234,905
Branded and other	41,589	34,680	83,628	69,345
Other roll products	—	938	—	3,707
Total Foodservice net sales	$183,342	$152,445	$351,509	$307,957
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
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $1.0 million and $0.8 million for the three months ended December 31, 2021 and 2020, respectively. Year-to-date SSSARs compensation expense was $2.0 million for the current-year period compared to $1.7 million for the prior-year period. At December 31, 2021, there was $4.7 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $1.3 million and $0.9 million for the three months ended December 31, 2021 and 2020, respectively. Year-to-date restricted stock compensation expense was $2.4 million for the current-year period compared to $1.8 million for the prior-year period. At December 31, 2021, there was $8.5 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Our performance units compensation expense was $0.3 million for the three months ended December 31, 2021. Year-to-date performance units compensation expense was $0.5 million for the current-year period. At December 31, 2021, there was $3.2 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 3 years.

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
With respect to long-term growth, we continually evaluate the future opportunities and needs for our business specific to our plant infrastructure, IT platforms and other initiatives to support and strengthen our operations. Recent examples of resulting investments include:
•a significant capacity expansion project for our Marzetti dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the first half of fiscal 2023;
•a capacity expansion project for one of our Marzetti dressing and sauce facilities in Columbus, Ohio that was completed in January 2022;
•a significant infrastructure improvement and capacity expansion project for our frozen pasta facility in Altoona, Iowa that we expect to complete during the third quarter of fiscal 2022;
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
•adjusted our attendance requirements and paid leave policy; and
•provided every employee an extra vacation day in 2021 to allow flexibility with scheduling COVID-19 vaccination appointments.
After 16 months and once the vaccine became broadly available, we discontinued our temporary incentive pay compensation (“hero pay”) to our front-line employees at the end of fiscal 2021.
With respect to our second priority, we have experienced some disruptions to our shipping and warehousing operations and our sourcing of raw materials and packaging, particularly during the quarter ended December 31, 2021. We have secured additional second-sourcing options to help limit the risk of supply disruptions and have also secured additional warehousing space to accommodate higher inventory levels needed to service our customers.
The effects of COVID-19 on consumer behavior have impacted the relative demand for our Retail and Foodservice products. Specifically, since the onset of the COVID-19 pandemic near the end of our fiscal 2020 third quarter, there has been an overall shift in consumer demand towards increased at-home food consumption and away from in-restaurant dining. While this shift in demand has been inconsistent and volatile, on balance it has positively impacted our Retail segment sales and negatively impacted our Foodservice segment sales. From an operations standpoint, the shift in demand combined with other COVID-19-related issues such as higher hourly wage rates paid to our front-line employees, increased costs for personal protective equipment, higher expenditures attributed to incremental co-manufacturing volumes, increased complexity and uncertainty in production planning and forecasting, and overall lower levels of efficiency in our production and distribution network have unfavorably impacted the operating results of both our segments.

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended December 31,				Six Months Ended December 31,
	2021	2020	Change		2021	2020	Change
Net Sales	$428,427	$375,015	$53,412	14%	$820,483	$724,252	$96,231	13%
Cost of Sales	331,825	268,170	63,655	24%	631,514	524,753	106,761	20%
Gross Profit	96,602	106,845	(10,243)	(10)%	188,969	199,499	(10,530)	(5)%
Gross Margin	22.5%	28.5%			23.0%	27.5%
Selling, General and Administrative Expenses	51,538	48,247	3,291	7%	103,394	96,445	6,949	7%
Change in Contingent Consideration	(2,170)	—	(2,170)	N/M	(2,170)	(5,687)	3,517	(62)%
Restructuring and Impairment Charges	1,928	—	1,928	N/M	1,928	1,195	733	61%
Operating Income	45,306	58,598	(13,292)	(23)%	85,817	107,546	(21,729)	(20)%
Operating Margin	10.6%	15.6%			10.5%	14.8%
Other, Net	111	(27)	138	511%	131	(23)	154	670%
Income Before Income Taxes	45,417	58,571	(13,154)	(22)%	85,948	107,523	(21,575)	(20)%
Taxes Based on Income	11,047	13,941	(2,894)	(21)%	20,923	25,814	(4,891)	(19)%
Effective Tax Rate	24.3%	23.8%			24.3%	24.0%
Net Income	$34,370	$44,630	$(10,260)	(23)%	$65,025	$81,709	$(16,684)	(20)%
Diluted Net Income Per Common Share	$1.25	$1.62	$(0.37)	(23)%	$2.36	$2.96	$(0.60)	(20)%
Net Sales
Consolidated net sales for the three months ended December 31, 2021 increased 14% to a second quarter record $428.4 million versus $375.0 million last year. Consolidated net sales for the six months ended December 31, 2021 increased 13% to $820.5 million versus $724.3 million last year. Sales growth for the quarter and year-to-date periods reflected higher net sales for both the Retail and Foodservice segments. Consolidated sales volumes, measured in pounds shipped, increased 6% and 5% for the three and six months ended December 31, 2021, respectively. See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended December 31, 2021 decreased to $96.6 million compared to $106.8 million in the prior-year period driven by the unfavorable impacts of significantly higher commodity and packaging costs, increased costs to service the shifting demands of our business, incremental expenditures attributed to our increased reliance upon co-manufacturers to help satisfy growing demand, higher freight and warehousing costs, increased labor costs, ingredient and packaging supply shortages, and a less favorable sales mix. Inflationary pricing and our ongoing cost savings programs partially offset these unfavorable impacts.
Consolidated gross profit for the six months ended December 31, 2021 decreased 5% to $189.0 million compared to $199.5 million in the prior-year period as significantly higher commodity and packaging costs, increased costs to service the shifting demands of our business, incremental expenditures attributed to our increased reliance upon co-manufacturers, higher freight and warehousing costs, and increased labor costs more than offset the sales growth and our ongoing cost savings programs.
Selling, General and Administrative Expenses

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2021	2020	Change		2021	2020	Change
SG&A Expenses - Excluding Project Ascent	$42,945	$39,741	$3,204	8%	$85,372	$79,653	$5,719	7%
Project Ascent Expenses	8,593	8,506	87	1%	18,022	16,792	1,230	7%
Total SG&A Expenses	$51,538	$48,247	$3,291	7%	$103,394	$96,445	$6,949	7%

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2021 increased 7% to $51.5 million compared to $48.2 million in the prior-year period. This increase was driven by a higher level of investments to support the continued growth of our business. These investments included a supply chain optimization study, higher brokerage costs attributed to the increased sales, a modest resumption of consumer spending and IT infrastructure improvements. Expenditures for Project Ascent, our ERP initiative, totaled $8.6 million in the current-year quarter versus $8.5 million last year.
SG&A expenses for the six months ended December 31, 2021 increased 7% to $103.4 million compared to $96.4 million in the prior year, reflecting increased investments in personnel and business initiatives to support continued growth as well as higher expenditures for Project Ascent. Project Ascent expenses increased $1.2 million to $18.0 million.
Project Ascent expenses are included within Corporate Expenses. A portion of the costs that have been classified as Project Ascent expenses represent ongoing costs that will continue subsequent to the ERP implementation.
Change in Contingent Consideration
For the three and six months ended December 31, 2021, the change in contingent consideration resulted in a benefit of $2.2 million. This benefit was attributed to a reduction in the fair value of the contingent consideration liability for Bantam Bagels, LLC (“Bantam”) based on our December 31, 2021 fair value measurement. The fair value adjustment was based on changes in Bantam’s forecasted adjusted EBITDA for the twelve months ending December 31, 2023, as well as a refinement to the estimated probabilities applied to our forecast scenarios. We recorded $1.3 million of this adjustment in our Foodservice segment and $0.9 million in our Retail segment.
There was no change in contingent consideration for the three months ended December 31, 2020. For the six months ended December 31, 2020, the change in contingent consideration resulted in a benefit of $5.7 million. This benefit was attributed to a reduction in the fair value of the contingent consideration liability for Bantam based on our September 30, 2020 fair value measurement. The fair value adjustment resulted from the impact of a SKU rationalization by a Foodservice customer, and therefore the entire adjustment was reflected within the Foodservice segment.
See further discussion of these adjustments in Note 2 to the condensed consolidated financial statements.
Restructuring and Impairment Charges
In the second quarter of 2022, we committed to a plan to close our frozen garlic bread facility in Baldwin Park, California in support of our ongoing efforts to better optimize our manufacturing network. Production at the facility ceased in January 2022, and the Mamma Bella® brand frozen garlic bread product line was discontinued based on its small size and low profitability. Certain facility clean-up and closure activities are expected to continue into March 2022. The Baldwin Park facility is a leased building with the lease term ending in June 2023. The operations of this facility have not been classified as discontinued operations as the closure does not represent a strategic shift that would have a major effect on our operations or financial results. We recorded restructuring and impairment charges of $1.0 million related to this closure for the three and six months ended December 31, 2021. The restructuring and impairment charges, which consisted of one-time termination benefits and impairment charges for fixed assets and the operating lease right-of-use asset, were not allocated to our two reportable segments due to their unusual nature.
For the three and six months ended December 31, 2021, we also recorded an impairment charge of $0.9 million related to Bantam’s Retail customer relationships intangible asset, which reflects lower projected cash flows for Bantam’s Retail business. The impairment charge represents the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful life of the intangible asset and was reflected in our Retail segment.
For the six months ended December 31, 2020, we recorded impairment charges of $1.2 million related to certain tradename and technology / know-how intangible assets for Bantam as a result of the impact of the above-referenced SKU rationalization by a Foodservice customer. The impairment charges represent the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful lives of the intangible assets and were reflected within our Foodservice segment for the three months ended September 30, 2020.
Operating Income
Operating income decreased 23% to $45.3 million for the three months ended December 31, 2021. In the current-year quarter, operating income was negatively affected by higher commodity and packaging costs, increased co-manufacturing costs, higher freight and warehousing costs, higher labor costs, ingredient and packaging supply shortages, and a higher level of SG&A expenditures to support the continued growth of our business. These unfavorable factors were partially offset by the increased sales volume and pricing actions in addition to our ongoing cost savings programs.
Operating income decreased $21.7 million to $85.8 million for the six months ended December 31, 2021. The prior-year period included the $5.7 million benefit related to Bantam’s contingent consideration. In the current year, operating income was negatively affected by higher commodity and packaging costs, increased co-manufacturing costs, higher freight and warehousing costs, increased labor costs, a higher level of SG&A expenditures to support the continued growth of our business, and increased expenditures for Project Ascent. These unfavorable factors were partially offset by the increased sales volume and pricing actions in addition to our ongoing cost savings programs.
See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on Income
Our effective tax rate was 24.3% and 24.0% for the six months ended December 31, 2021 and 2020, respectively. For the six months ended December 31, 2021 and 2020, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Six Months Ended December 31,
	2021	2020
Statutory rate	21.0%	21.0%
State and local income taxes	3.3	3.4
Net windfall tax benefits - stock-based compensation	—	(0.5)
Other	—	0.1
Effective rate	24.3%	24.0%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the six months ended December 31, 2021 and 2020, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by less than 0.1% and 0.5%, respectively.
Earnings Per Share
Diluted net income per share for the second quarter of 2022 totaled $1.25, as compared to $1.62 per diluted share in the prior year. Expenditures for Project Ascent reduced diluted earnings per share by $0.24 and $0.23 for the three months ended December 31, 2021 and 2020, respectively. For the three months ended December 31, 2021, the adjustment to Bantam’s contingent consideration increased diluted earnings per share by $0.06 while restructuring and impairment charges had an unfavorable impact of $0.05 per diluted share.
For the six months ended December 31, 2021, diluted net income per share totaled $2.36, as compared to $2.96 per diluted share in the prior year. For the six months ended December 31, 2021 and 2020, expenditures for Project Ascent reduced diluted earnings per share by $0.50 and $0.46, respectively; the adjustment to Bantam’s contingent consideration increased diluted earnings per share by $0.06 and $0.16, respectively; and restructuring and impairment charges reduced diluted earnings per share by $0.05 and $0.03, respectively.
Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended December 31.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2021	2020	Change		2021	2020	Change
Net Sales	$245,085	$222,570	$22,515	10%	$468,974	$416,295	$52,679	13%
Operating Income	$49,606	$60,720	$(11,114)	(18)%	$97,784	$103,378	$(5,594)	(5)%
Operating Margin	20.2%	27.3%			20.9%	24.8%
For the three months ended December 31, 2021, Retail segment net sales reached $245.1 million, a 10% increase from the prior-year total of $222.6 million. In addition to the benefit of inflationary pricing, Retail segment sales were driven by volume gains for Chick-fil-A® sauces and Buffalo Wild Wings® sauces, both of which are sold under exclusive licensing agreements, and higher sales of our Sister Schubert’s® frozen dinner rolls. Retail segment sales volumes, measured in pounds shipped, increased 4%.

For the six months ended December 31, 2021, Retail segment net sales increased 13% to $469.0 million compared to the prior-year total of $416.3 million. The increase was driven by volume gains for Chick-fil-A® sauces and Buffalo Wild Wings® sauces, both of which are sold under exclusive licensing agreements, and higher sales of our New York BRAND Bakery® frozen garlic bread. Retail segment sales volumes, measured in pounds shipped, increased 7%.
For the three months ended December 31, 2021, Retail segment operating income decreased 18% to $49.6 million as the unfavorable impacts of higher commodity and packaging costs, increased co-manufacturing costs, increased freight and warehousing costs, higher labor costs and ingredient supply shortages more than offset the inflationary pricing, increased sales volumes and a more favorable sales mix.
For the six months ended December 31, 2021, Retail segment operating income decreased 5% to $97.8 million as higher commodity and packaging costs, increased co-manufacturing costs, increased freight and warehousing expenses and higher labor costs more than offset the inflationary pricing, increased sales volumes and a more favorable sales mix.
Foodservice Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2021	2020	Change		2021	2020	Change
Net Sales	$183,342	$152,445	$30,897	20%	$351,509	$307,957	$43,552	14%
Operating Income	$18,309	$18,336	$(27)	—%	$34,134	$45,757	$(11,623)	(25)%
Operating Margin	10.0%	12.0%			9.7%	14.9%
For the three months ended December 31, 2021, Foodservice segment net sales grew 20% to $183.3 million compared to $152.4 million in the prior-year period driven by inflationary pricing and volume gains for certain quick-service restaurant and pizza chain customers in our mix of national chain restaurant accounts along with a solid recovery for our branded products as demand for those products in the prior-year quarter was markedly constrained by the impacts of COVID-19. Foodservice sales volume, measured in pounds shipped, increased 7%.
For the six months ended December 31, 2021, Foodservice segment net sales increased 14% to $351.5 million from the prior-year total of $308.0 million driven by inflationary pricing and volume gains for our branded Foodservice products. Foodservice sales volume, measured in pounds shipped, increased 5%. Excluding all sales resulting from the November 2018 acquisition of Omni Baking Company LLC, Foodservice segment net sales increased 16%. Omni sales attributed to a temporary supply agreement totaled $3.7 million in the prior-year period. There were no such sales in the current year as the temporary supply agreement was terminated effective October 31, 2020.
For the three months ended December 31, 2021, Foodservice segment operating income was flat at $18.3 million as inflationary pricing and the $1.3 million benefit recorded to Foodservice from the adjustment to Bantam’s contingent consideration offset increased commodity costs and higher warehousing expenses.
For the six months ended December 31, 2021, Foodservice segment operating income decreased 25% to $34.1 million. The decline in Foodservice segment operating income was driven by the impact of last year’s $5.7 million benefit related to Bantam’s contingent consideration, as well as increased commodity costs and higher warehousing expenses. Operating income was favorably impacted by inflationary pricing and the current-year adjustment to Bantam’s contingent consideration.
Corporate Expenses
For the three months ended December 31, 2021 and 2020, corporate expenses totaled $21.6 million and $20.5 million, respectively. This increase reflects increased investments in personnel. Project Ascent expenses totaled $8.6 million and $8.5 million for the three months ended December 31, 2021 and 2020, respectively.
For the six months ended December 31, 2021 and 2020, corporate expenses totaled $45.1 million and $41.6 million, respectively. This increase reflects increased investments in personnel and higher expenditures for Project Ascent, which totaled $18.0 million and $16.8 million for the six months ended December 31, 2021 and 2020, respectively. For the six months ended December 31, 2021 and 2020, we also capitalized an additional $1.1 million and $2.8 million, respectively, of ERP-related expenditures for application development stage activities.
LOOKING FORWARD
Looking forward to our fiscal third quarter, we expect our licensing program to remain an important source of growth for Retail segment sales while our Foodservice segment should continue to benefit from higher demand for our branded Foodservice products and growth from select quick-service restaurant and pizza chain customers in our mix of national chain restaurant accounts. We anticipate the inflationary environment and the supply chain disruptions and challenges that have resulted in increased costs to produce our products and service our customers to continue in the coming quarter, including higher commodity costs, particularly for soybean oil, along with increased costs for packaging, freight, warehousing and labor.

Inflationary pricing in both the Retail and Foodservice segments will help to partially offset the higher costs along with our ongoing cost savings programs and other net price realization efforts.
Our fiscal third quarter financial results will continue to be impacted by the COVID-19 pandemic, which has caused shifts in consumer demand between the retail and foodservice channels, complicated our production planning and resulted in higher costs to produce our products and service our customers. The extent of this impact on our financial results is difficult to forecast due to ongoing regional ebbs and flows of COVID-19 cases and the associated changes to the COVID-19 guidelines provided by or mandates imposed by health authorities and government agencies, which creates uncertainty for the restaurant industry and consumer behavior over an unpredictable timeline.
FINANCIAL CONDITION
Cash Flows
For the six months ended December 31, 2021, net cash provided by operating activities totaled $42.0 million, as compared to $90.9 million in the prior-year period. This decrease was primarily due to the year-over-year changes in net working capital, particularly accounts payable and accrued liabilities, as well as inventories. The favorable cash flow impact of higher accounts payable was more pronounced in the prior year due to fluctuations in production levels for the comparative periods. The changes in accrued liabilities are primarily related to larger current-year declines in the accruals for compensation and employee benefits. The larger current-year change in inventories reflects increased commodity costs and overall higher quantities on-hand to better service our customers. Lower net income also contributed to the reduced level of cash provided by operating activities.
Cash used in investing activities for the six months ended December 31, 2021 was $66.6 million, as compared to $29.9 million in the prior year. This increase primarily reflects a higher level of payments for property additions in the current year. Notable current-year capital expenditures include spending on: a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the first half of fiscal 2023; a capacity expansion project for one of our Marzetti dressing and sauce facilities in Columbus, Ohio that was completed in January 2022; and infrastructure improvements and capacity expansion investments at our frozen pasta facility in Altoona, Iowa that we expect to complete in the third quarter of fiscal 2022.
Cash used in financing activities for the six months ended December 31, 2021 of $49.4 million increased from the prior-year total of $42.8 million. This increase was primarily due to a higher level of share repurchases.
Liquidity and Capital Resources
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at December 31, 2021. At December 31, 2021, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2021, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At December 31, 2021, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2022 could total between $170 and $190 million, which includes approximately $105 million in initial expenditures attributed to a substantial investment for a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the first half of fiscal 2023.

Beyond the next 12 months, we expect that cash provided by operating activities will be the primary source of liquidity for the foreseeable future. This source, combined with our existing balances in cash and equivalents and amounts available under the Facility, is expected to be sufficient to meet our overall cash requirements.
We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of December 31, 2021 and a warehouse lease commitment that has not yet commenced, as well as purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations is expected to be due within one year. See further discussion below of our obligation related to the capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky.
In November 2020, T. Marzetti Company (“T. Marzetti”), a wholly-owned subsidiary of ours, entered into a Design/Build Agreement (the “Agreement”) with Gray Construction, Inc. (“Gray”) under which Gray will design, coordinate and build additional dressing and sauce manufacturing and warehousing capacity for the T. Marzetti facility in Hart County, Kentucky (the “Project”). The Project will result in an expansion of the current facility footprint. Subject to certain conditions in the Agreement, T. Marzetti will pay Gray no more than the guaranteed maximum price of approximately $113 million for the Project. The Agreement contains other terms and conditions that are customary for this type of project. Expected to be completed in the first half of fiscal 2023, we have a remaining commitment of approximately $60 million for the Project.
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
Items which could impact these forward-looking statements include, but are not limited to:
•significant shifts in consumer demand and disruptions to our employees, communities, customers, supply chains, production planning, operations, and production processes resulting from the impacts of COVID-19 and other epidemics, pandemics or similar widespread public health concerns and disease outbreaks;
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,239,482 common shares remained authorized for future repurchases at December 31, 2021. This share repurchase authorization does not have a stated expiration date. In the second quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1-31, 2021	—	$—	—	1,239,539
November 1-30, 2021 (1)	57	$163.48	57	1,239,482
December 1-31, 2021	—	$—	—	1,239,482
Total	57	$163.48	57	1,239,482
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

LANCASTER COLONY CORPORATION
(Registrant)
Date:	February 3, 2022	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	February 3, 2022	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
DECEMBER 31, 2021
INDEX TO EXHIBITS

Exhibit Number	Description

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith