Form 10-Q
period 2022-03-31
LANCASTER COLONY CORP
filed 2022-05-05
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 15, 2022, there were approximately 27,522,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	March 31, 2022	June 30, 2021
ASSETS
Current Assets:
Cash and equivalents	$67,085	$188,055
Receivables	110,131	97,897
Inventories:
Raw materials	61,165	48,895
Finished goods	104,857	72,980
Total inventories	166,022	121,875
Other current assets	18,341	15,654
Total current assets	361,579	423,481
Property, Plant and Equipment:
Land, buildings and improvements	311,280	252,174
Machinery and equipment	463,661	424,015
Total cost	774,941	676,189
Less accumulated depreciation	336,652	311,567
Property, plant and equipment-net	438,289	364,622
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	41,969	58,766
Operating lease right-of-use assets	29,879	22,455
Other noncurrent assets	23,537	23,590
Total	$1,103,624	$1,101,285
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$127,361	$110,338
Accrued liabilities	52,116	63,585
Total current liabilities	179,477	173,923
Noncurrent Operating Lease Liabilities	23,111	17,228
Other Noncurrent Liabilities	22,564	28,285
Deferred Income Taxes	39,850	38,702
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-March-27,523,562 shares; June-27,531,040 shares	135,645	128,617
Retained earnings	1,478,026	1,482,220
Accumulated other comprehensive loss	(8,127)	(8,253)
Common stock in treasury, at cost	(766,922)	(759,437)
Total shareholders’ equity	838,622	843,147
Total	$1,103,624	$1,101,285
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands, except per share data)	2022	2021	2022	2021
Net Sales	$403,494	$357,249	$1,223,977	$1,081,501
Cost of Sales	335,162	266,699	966,676	791,452
Gross Profit	68,332	90,550	257,301	290,049
Selling, General and Administrative Expenses	54,526	53,162	157,920	149,607
Change in Contingent Consideration	(1,300)	—	(3,470)	(5,687)
Restructuring and Impairment Charges	22,723	—	24,651	1,195
Operating (Loss) Income	(7,617)	37,388	78,200	144,934
Other, Net	119	(44)	250	(67)
(Loss) Income Before Income Taxes	(7,498)	37,344	78,450	144,867
Taxes Based on (Loss) Income	(3,015)	8,447	17,908	34,261
Net (Loss) Income	$(4,483)	$28,897	$60,542	$110,606
Net (Loss) Income Per Common Share:
Basic	$(0.17)	$1.05	$2.20	$4.02
Diluted	$(0.17)	$1.05	$2.20	$4.01

Weighted Average Common Shares Outstanding:
Basic	27,442	27,483	27,448	27,474
Diluted	27,442	27,526	27,478	27,513
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands)	2022	2021	2022	2021
Net (Loss) Income	$(4,483)	$28,897	$60,542	$110,606
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	101	167	301	503
Amortization of prior service credit, before tax	(45)	(45)	(136)	(136)
Total Other Comprehensive Income, Before Tax	56	122	165	367
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(24)	(39)	(71)	(117)
Amortization of prior service credit, tax	11	11	32	32
Total Tax Expense	(13)	(28)	(39)	(85)
Other Comprehensive Income, Net of Tax	43	94	126	282
Comprehensive (Loss) Income	$(4,440)	$28,991	$60,668	$110,888
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
(Amounts in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$60,542	$110,606
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	34,417	32,569
Change in contingent consideration	(3,470)	(5,687)
Deferred income taxes and other changes	1,587	4,305
Stock-based compensation expense	7,384	5,234
Restructuring and impairment charges	24,435	1,195
Pension plan activity	(411)	(118)
Changes in operating assets and liabilities:
Receivables	(12,234)	(11,273)
Inventories	(44,147)	(17,998)
Other current assets	(4,240)	(2,968)
Accounts payable and accrued liabilities	(5,212)	22,834
Net cash provided by operating activities	58,651	138,699
Cash Flows From Investing Activities:
Payments for property additions	(104,888)	(55,601)
Other-net	(177)	(561)
Net cash used in investing activities	(105,065)	(56,162)
Cash Flows From Financing Activities:
Payment of dividends	(64,736)	(60,576)
Purchase of treasury stock	(7,485)	(4,623)
Tax withholdings for stock-based compensation	(356)	(3,110)
Other-net	(1,979)	(1,380)
Net cash used in financing activities	(74,556)	(69,689)
Net change in cash and equivalents	(120,970)	12,848
Cash and equivalents at beginning of year	188,055	198,273
Cash and equivalents at end of period	$67,085	$211,121
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$18,775	$29,855
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended March 31, 2022
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2021	27,531	$128,617	$1,482,220	$(8,253)	$(759,437)	$843,147
Net income			30,655			30,655
Net pension and postretirement benefit gains, net of $13 tax effect				42		42
Cash dividends - common stock ($0.75 per share)			(20,675)			(20,675)
Purchase of treasury stock	(30)				(5,329)	(5,329)
Stock-based plans	29	(59)				(59)
Stock-based compensation expense		2,274				2,274
Balance, September 30, 2021	27,530	$130,832	$1,492,200	$(8,211)	$(764,766)	$850,055
Net income			34,370			34,370
Net pension and postretirement benefit gains, net of $13 tax effect				41		41
Cash dividends - common stock ($0.80 per share)			(22,035)			(22,035)
Purchase of treasury stock	—				(9)	(9)
Stock-based plans	4	(2)				(2)
Stock-based compensation expense		2,589				2,589
Balance, December 31, 2021	27,534	$133,419	$1,504,535	$(8,170)	$(764,775)	$865,009
Net loss			(4,483)			(4,483)
Net pension and postretirement benefit gains, net of $13 tax effect				43		43
Cash dividends - common stock ($0.80 per share)			(22,026)			(22,026)
Purchase of treasury stock	(14)				(2,147)	(2,147)
Stock-based plans	4	(295)				(295)
Stock-based compensation expense		2,521				2,521
Balance, March 31, 2022	27,524	$135,645	$1,478,026	$(8,127)	$(766,922)	$838,622
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
Deferred Software Costs
We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in Other Current Assets or Other Noncurrent Assets and are amortized on a straight-line basis over the estimated useful life. For the nine months ended March 31, 2022 and 2021, we capitalized $1.6 million and $3.2 million, respectively, of deferred software costs related to cloud computing arrangements.
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

	March 31,
	2022	2021
Construction in progress in Accounts Payable	$21,256	$3,791
In the three months ended March 31, 2022, we recorded an impairment charge of $6.8 million for certain property, plant and equipment related to the Bantam Bagels, LLC (“Bantam”) business. This charge resulted from our decision to explore strategic alternatives for this business, which triggered impairment testing, and represents the excess of the carrying value over the fair value. The fair value was based on estimated selling prices for these assets, which represents a Level 3 measurement within the fair value hierarchy. The impairment charge is reflected in Restructuring and Impairment Charges and was not allocated to our two reportable segments due to its unusual nature.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $18.6 million and $32.5 million at March 31, 2022 and June 30, 2021, respectively.
Current Operating Lease Liabilities
Current operating lease liabilities included in Accrued Liabilities were $9.4 million and $6.9 million at March 31, 2022 and June 30, 2021, respectively.

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

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net (loss) income	$(4,483)	$28,897	$60,542	$110,606
Net income available to participating securities	(52)	(56)	(168)	(223)
Net (loss) income available to common shareholders	$(4,535)	$28,841	$60,374	$110,383

Weighted average common shares outstanding – basic	27,442	27,483	27,448	27,474
Incremental share effect from:
Nonparticipating restricted stock	—	2	3	2
Stock-settled stock appreciation rights	—	41	26	37
Performance units	—	—	1	—
Weighted average common shares outstanding – diluted	27,442	27,526	27,478	27,513

Net (loss) income per common share – basic	$(0.17)	$1.05	$2.20	$4.02
Net (loss) income per common share – diluted	$(0.17)	$1.05	$2.20	$4.01
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Accumulated other comprehensive loss at beginning of period	$(8,170)	$(11,882)	$(8,253)	$(12,070)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	107	172	321	518
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(6)	(5)	(20)	(15)
Amortization of prior service credit	(45)	(45)	(136)	(136)
Total other comprehensive income, before tax	56	122	165	367
Total tax expense	(13)	(28)	(39)	(85)
Other comprehensive income, net of tax	43	94	126	282
Accumulated other comprehensive loss at end of period	$(8,127)	$(11,788)	$(8,127)	$(11,788)

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
Our financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and equivalents, accounts receivable, accounts payable, contingent consideration payable and defined benefit pension plan assets. The estimated fair value of cash and equivalents, accounts receivable and accounts payable approximates their carrying value. Impairment charges for property, plant and equipment and intangible assets resulted from nonrecurring fair value measurements. See further discussion in Note 1 and Note 5.
Our contingent consideration, which resulted from the earn-out associated with our acquisition of Bantam, is measured at fair value on a recurring basis and is included in Other Noncurrent Liabilities. The following table summarizes our contingent consideration:

Fair Value Measurements at March 31, 2022
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
Our fair value measurement at March 31, 2022 resulted in a $1.3 million reduction in the fair value of Bantam’s contingent consideration based on changes in Bantam’s forecasted adjusted EBITDA for the twelve months ending December 31, 2023. The changes in forecasted adjusted EBITDA primarily reflected lower projected sales levels for Bantam’s Foodservice business. This adjustment was recorded in our Foodservice segment.
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
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Contingent consideration at beginning of period	$1,300	$3,470	$3,470	$9,157
Change in contingent consideration included in operating income	(1,300)	—	(3,470)	(5,687)
Contingent consideration at end of period	$—	$3,470	$—	$3,470
Note 3 – Long-Term Debt
At March 31, 2022 and June 30, 2021, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 19, 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. In the event that LIBOR becomes unavailable or is no longer deemed an appropriate reference rate, the Facility allows for the use of a benchmark replacement rate. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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
At March 31, 2022 and June 30, 2021, we had no borrowings outstanding under the Facility. At March 31, 2022 and June 30, 2021, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three and nine months ended March 31, 2022 and 2021.
Note 4 – Commitments and Contingencies
At March 31, 2022, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition will not have a material effect on our consolidated financial statements.
We have a significant remaining commitment of approximately $46 million related to a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky.
Our acquisition of Bantam included a provision for contingent consideration for the earn-out associated with this transaction. See further discussion in Note 2.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 5 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at March 31, 2022 and June 30, 2021.
The following table summarizes our identifiable other intangible assets:

	March 31, 2022	June 30, 2021
Tradenames (20 to 30-year life)
Gross carrying value	$50,321	$62,531
Accumulated amortization	(12,350)	(12,421)
Net carrying value	$37,971	$50,110
Customer Relationships (2 to 15-year life)
Gross carrying value	$14,207	$17,507
Accumulated amortization	(12,496)	(12,912)
Net carrying value	$1,711	$4,595
Technology / Know-how (10-year life)
Gross carrying value	$6,350	$8,020
Accumulated amortization	(4,063)	(3,973)
Net carrying value	$2,287	$4,047
Non-compete Agreements (5-year life)
Gross carrying value	$191	$191
Accumulated amortization	(191)	(177)
Net carrying value	$—	$14
Total net carrying value	$41,969	$58,766
In the three months ended March 31, 2022, we recorded an impairment charge of $12.3 million to write off the net carrying value of Bantam’s tradename, customer relationships and technology / know-how intangible assets based on our decision to explore strategic alternatives for this business. The impairment charge represents the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful life of the intangible assets. The impairment charge is reflected in Restructuring and Impairment Charges and was not allocated to our two reportable segments due to its unusual nature.
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
As the fair value measurements used above were based on significant inputs not observable in the market, they represent Level 3 measurements within the fair value hierarchy.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Amortization expense	$1,161	$1,203	$3,562	$4,052
Total annual amortization expense for each of the next five years is estimated to be as follows:

2023	$3,105
2024	$3,105
2025	$2,845
2026	$2,215
2027	$2,044
Note 6 – Income Taxes
Prepaid federal income taxes of $6.5 million and $5.1 million were included in Other Current Assets at March 31, 2022 and June 30, 2021, respectively. Prepaid state and local income taxes of $1.7 million and $1.1 million were included in Other Current Assets at March 31, 2022 and June 30, 2021, respectively.
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
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at March 31, 2022 is generally consistent with that of June 30, 2021. However, due to the decrease in cash and equivalents, the amount of Corporate assets has decreased as compared to June 30, 2021.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net Sales
Retail	$213,128	$198,358	$682,102	$614,653
Foodservice	190,366	158,891	541,875	466,848
Total	$403,494	$357,249	$1,223,977	$1,081,501
Operating Income
Retail	$22,213	$41,179	$119,997	$144,557
Foodservice	18,556	21,088	52,690	66,845
Nonallocated Restructuring and Impairment Charges (1)	(22,723)	—	(23,749)	—
Corporate Expenses	(25,663)	(24,879)	(70,738)	(66,468)
Total	$(7,617)	$37,388	$78,200	$144,934
(1)Reflects restructuring and impairment charges related to the Bantam business and a facility closure, which were not allocated to our two reportable segments due to their unusual nature.
The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Retail
Shelf-stable dressings, sauces and croutons	$94,578	$75,773	$272,439	$199,292
Frozen breads	73,328	73,628	258,426	250,157
Refrigerated dressings, dips and other	45,222	48,957	151,237	165,204
Total Retail net sales	$213,128	$198,358	$682,102	$614,653
Foodservice
Dressings and sauces	$143,156	$120,925	$403,953	$347,101
Frozen breads and other	47,210	37,966	137,922	116,040
Other roll products	—	—	—	3,707
Total Foodservice net sales	$190,366	$158,891	$541,875	$466,848
Total net sales	$403,494	$357,249	$1,223,977	$1,081,501
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Foodservice
National accounts	$146,959	$124,323	$414,840	$359,228
Branded and other	43,407	34,568	127,035	103,913
Other roll products	—	—	—	3,707
Total Foodservice net sales	$190,366	$158,891	$541,875	$466,848

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
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.9 million for the three months ended March 31, 2022 and 2021. Year-to-date SSSARs compensation expense was $2.9 million for the current-year period compared to $2.6 million for the prior-year period. At March 31, 2022, there was $3.9 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 2 years.
Our restricted stock compensation expense was $1.3 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. Year-to-date restricted stock compensation expense was $3.7 million for the current-year period compared to $2.6 million for the prior-year period. At March 31, 2022, there was $7.3 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Our performance units compensation expense was $0.3 million for the three months ended March 31, 2022. Year-to-date performance units compensation expense was $0.8 million for the current-year period. At March 31, 2022, there was $2.9 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

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
•a significant infrastructure improvement and capacity expansion project for our frozen pasta facility in Altoona, Iowa that was completed in March 2022;
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
With respect to our second priority, we have experienced some disruptions to our shipping and warehousing operations and our sourcing of raw materials and packaging. We have secured additional second-sourcing options to help limit the risk of supply disruptions and have also secured additional warehousing space to accommodate higher inventory levels needed to service our customers.
The effects of COVID-19 on consumer behavior have impacted the relative demand for our Retail and Foodservice products. Specifically, since the onset of the COVID-19 pandemic near the end of our fiscal 2020 third quarter, there has been an overall shift in consumer demand towards increased at-home food consumption and away from in-restaurant dining. While this shift in demand has been inconsistent and volatile, on balance it has positively impacted our Retail segment sales and negatively impacted our Foodservice segment sales. From an operations standpoint, the shift in demand, combined with other COVID-19-related issues, has unfavorably impacted the operating results of both our segments. These issues include higher hourly wage rates paid to our front-line employees, increased costs for personal protective equipment, higher expenditures attributed to incremental co-manufacturing volumes, increased complexity and uncertainty in production planning and forecasting, and overall lower levels of efficiency in our production and distribution network.

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended March 31,				Nine Months Ended March 31,
	2022	2021	Change		2022	2021	Change
Net Sales	$403,494	$357,249	$46,245	13%	$1,223,977	$1,081,501	$142,476	13%
Cost of Sales	335,162	266,699	68,463	26%	966,676	791,452	175,224	22%
Gross Profit	68,332	90,550	(22,218)	(25)%	257,301	290,049	(32,748)	(11)%
Gross Margin	16.9%	25.3%			21.0%	26.8%
Selling, General and Administrative Expenses	54,526	53,162	1,364	3%	157,920	149,607	8,313	6%
Change in Contingent Consideration	(1,300)	—	(1,300)	N/M	(3,470)	(5,687)	2,217	(39)%
Restructuring and Impairment Charges	22,723	—	22,723	N/M	24,651	1,195	23,456	N/M
Operating (Loss) Income	(7,617)	37,388	(45,005)	(120)%	78,200	144,934	(66,734)	(46)%
Operating Margin	(1.9)%	10.5%			6.4%	13.4%
Other, Net	119	(44)	163	370%	250	(67)	317	473%
(Loss) Income Before Income Taxes	(7,498)	37,344	(44,842)	(120)%	78,450	144,867	(66,417)	(46)%
Taxes Based on (Loss) Income	(3,015)	8,447	(11,462)	(136)%	17,908	34,261	(16,353)	(48)%
Effective Tax Rate	40.2%	22.6%			22.8%	23.6%
Net (Loss) Income	$(4,483)	$28,897	$(33,380)	(116)%	$60,542	$110,606	$(50,064)	(45)%
Diluted Net (Loss) Income Per Common Share	$(0.17)	$1.05	$(1.22)	(116)%	$2.20	$4.01	$(1.81)	(45)%
Net Sales
Consolidated net sales for the three months ended March 31, 2022 increased 13% to a third quarter record $403.5 million versus $357.2 million last year, reflecting higher net sales for both the Retail and Foodservice segments driven by pricing actions. Consolidated sales volumes, measured in pounds shipped, decreased 2% for the three months ended March 31, 2022. In the prior year, consolidated sales volumes increased 5%.
Consolidated net sales for the nine months ended March 31, 2022 increased 13% to $1,224.0 million versus $1,081.5 million last year, reflecting higher net sales for both the Retail and Foodservice segments including the favorable impact of pricing actions. Consolidated sales volumes, measured in pounds shipped, increased 3% for the nine months ended March 31, 2022. In the prior year, consolidated sales volumes decreased 2%.
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended March 31, 2022 decreased $22.2 million to $68.3 million as we continued to experience unprecedented inflationary costs for commodities, packaging, freight and warehousing, and labor. We also incurred incremental expenditures attributed to our increased reliance upon co-manufacturers to help satisfy demand. While our pricing actions helped to offset the impacts of inflation, the gross profit decline reflects an extremely challenging operating environment that, beyond inflation, includes the unfavorable effects of supply chain disruptions, demand volatility and uncertainty, suboptimal capacity utilization, and overall lower productivity resulting in substantially higher costs to produce our products and service our customers.
Consolidated gross profit for the nine months ended March 31, 2022 decreased $32.7 million to $257.3 million as influenced by the inflationary costs, supply chain challenges and other operational headwinds referenced above for the three months ended March 31, 2022.

Selling, General and Administrative Expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
SG&A Expenses - Excluding Project Ascent	$44,227	$42,367	$1,860	4%	$129,599	$122,020	$7,579	6%
Project Ascent Expenses	10,299	10,795	(496)	(5)%	28,321	27,587	734	3%
Total SG&A Expenses	$54,526	$53,162	$1,364	3%	$157,920	$149,607	$8,313	6%
Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2022 increased 3% to $54.5 million compared to $53.2 million in the prior-year period. This increase was driven by a higher level of investments to support the continued growth of our business, including investments in personnel and IT infrastructure improvements in addition to higher brokerage costs attributed to the increased sales. Expenditures for Project Ascent, our ERP initiative, totaled $10.3 million in the current-year quarter versus $10.8 million last year.
SG&A expenses for the nine months ended March 31, 2022 increased 6% to $157.9 million compared to $149.6 million in the prior year, reflecting investments in a supply chain optimization study, personnel, and IT infrastructure improvements, as well as higher brokerage costs attributed to the increased sales. Project Ascent expenses increased $0.7 million to $28.3 million.
Project Ascent expenses are included within Corporate Expenses. A portion of the costs that have been classified as Project Ascent expenses represent ongoing costs that will continue subsequent to the ERP implementation.
Change in Contingent Consideration
For the three and nine months ended March 31, 2022, the change in contingent consideration resulted in a benefit of $1.3 million and $3.5 million, respectively. These changes were attributed to a reduction in the fair value of the contingent consideration liability for Bantam Bagels, LLC (“Bantam”) based on our March 31, 2022 and December 31, 2021 fair value measurements. The fair value adjustments were based on changes in Bantam’s forecasted adjusted EBITDA for the twelve months ending December 31, 2023, as well as refinements to the estimated probabilities applied to our forecast scenarios. We recorded the third quarter adjustment of $1.3 million in our Foodservice segment. For the year-to-date adjustment, we recorded $2.6 million in our Foodservice segment and $0.9 million in our Retail segment.
There was no change in contingent consideration for the three months ended March 31, 2021. For the nine months ended March 31, 2021, the change in contingent consideration resulted in a benefit of $5.7 million. This benefit was attributed to a reduction in the fair value of the contingent consideration liability for Bantam based on our September 30, 2020 fair value measurement. The fair value adjustment resulted from the impact of a SKU rationalization by a Foodservice customer, and therefore the entire adjustment was reflected within the Foodservice segment.
See further discussion of these adjustments in Note 2 to the condensed consolidated financial statements.
Restructuring and Impairment Charges
For the three and nine months ended March 31, 2022, we recorded restructuring and impairment charges of $22.7 million related to Bantam. Impairment testing was triggered for the related long-lived assets of the asset group based on our decision to explore strategic alternatives for this business. The restructuring and impairment charges consisted of impairment charges for intangible assets, fixed assets and an operating lease right-of-use asset, as well as restructuring charges related to a contractual obligation. Due to their unusual nature, these restructuring and impairment charges were not allocated to our two reportable segments. On May 3, 2022, our Board of Directors approved a plan to exit the Bantam business.
For the nine months ended March 31, 2022, we also recorded an impairment charge of $0.9 million related to Bantam’s Retail customer relationships intangible asset, which reflected lower projected cash flows for Bantam’s Retail business. The impairment charge represented the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful life of the intangible asset and was reflected in our Retail segment for the three months ended December 31, 2021.
In the second quarter of 2022, we committed to a plan to close our frozen garlic bread facility in Baldwin Park, California in support of our ongoing efforts to better optimize our manufacturing network. Production at the facility ceased in January 2022, and the Mamma Bella® brand frozen garlic bread product line was discontinued based on its small size and low profitability. The Baldwin Park facility is a leased building with the lease term ending in June 2023. The operations of this facility have not been classified as discontinued operations as the closure does not represent a strategic shift that would have a major effect on our operations or financial results. We recorded restructuring and impairment charges of $1.0 million related to this closure for the nine months ended March 31, 2022. The restructuring and impairment charges, which consisted of one-time termination benefits and impairment charges for fixed assets and the operating lease right-of-use asset, were not allocated to our two reportable segments due to their unusual nature.

For the nine months ended March 31, 2021, we recorded impairment charges of $1.2 million related to certain tradename and technology / know-how intangible assets for Bantam as a result of the impact of the above-referenced SKU rationalization by a Foodservice customer. The impairment charges represent the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful lives of the intangible assets and were reflected within our Foodservice segment for the three months ended September 30, 2020.
Operating (Loss) Income
Operating income decreased $45.0 million to a loss of $7.6 million for the three months ended March 31, 2022, including the unfavorable impact of the $22.7 million in restructuring and impairment charges for the Bantam business. Beyond those charges, operating results for the current-year quarter were negatively affected by significant inflationary costs for commodities, packaging, freight and warehousing, and labor in addition to increased co-manufacturing costs. We also experienced the unfavorable impacts of an extremely challenging operating environment characterized by supply chain disruptions, demand volatility and uncertainty, and reduced operating efficiencies. Our pricing actions helped to offset the inflationary costs. The decline in operating income also reflects the higher level of SG&A expenditures.
Operating income decreased $66.7 million to $78.2 million for the nine months ended March 31, 2022, including the unfavorable impact of the $24.7 million in restructuring and impairment charges. Beyond those charges, operating results were negatively impacted by the same factors referenced above for the three months ended March 31, 2022.
See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on (Loss) Income
Our effective tax rate was 22.8% and 23.6% for the nine months ended March 31, 2022 and 2021, respectively. For the nine months ended March 31, 2022 and 2021, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Nine Months Ended March 31,
	2022	2021
Statutory rate	21.0%	21.0%
State and local income taxes	3.6	3.6
Net windfall tax benefits - stock-based compensation	(0.2)	(0.6)
Other	(1.6)	(0.4)
Effective rate	22.8%	23.6%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the nine months ended March 31, 2022 and 2021, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.2% and 0.6%, respectively.
Earnings Per Share
Diluted net income per share for the third quarter of 2022 was a loss of $0.17, as compared to income of $1.05 per diluted share in the prior year. For the three months ended March 31, 2022, restructuring and impairment charges had an unfavorable impact of $0.63 per diluted share while the adjustment to Bantam’s contingent consideration increased diluted earnings per share by $0.04. Expenditures for Project Ascent reduced diluted earnings per share by $0.29 and $0.30 for the three months ended March 31, 2022 and 2021, respectively.
For the nine months ended March 31, 2022, diluted net income per share totaled $2.20, as compared to $4.01 per diluted share in the prior year. For the nine months ended March 31, 2022 and 2021, expenditures for Project Ascent reduced diluted earnings per share by $0.79 and $0.76, respectively; restructuring and impairment charges reduced diluted earnings per share by $0.68 and $0.03, respectively; and the adjustments to Bantam’s contingent consideration increased diluted earnings per share by $0.10 and $0.16, respectively.
Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended March 31.

RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Net Sales	$213,128	$198,358	$14,770	7%	$682,102	$614,653	$67,449	11%
Operating Income	$22,213	$41,179	$(18,966)	(46)%	$119,997	$144,557	$(24,560)	(17)%
Operating Margin	10.4%	20.8%			17.6%	23.5%
For the three months ended March 31, 2022, Retail segment net sales reached $213.1 million, a 7% increase from the prior-year total of $198.4 million. In addition to the benefit of pricing actions, Retail segment sales were driven by volume gains for Chick-fil-A® sauces and Buffalo Wild Wings® sauces, both of which are sold under exclusive licensing agreements, and higher sales of our Sister Schubert’s® frozen dinner rolls. Retail segment sales volumes, measured in pounds shipped, decreased 2%, including the impact of some planned product line rationalizations. In the prior-year quarter, retail segment sales volumes increased 12%.
For the nine months ended March 31, 2022, Retail segment net sales increased 11% to $682.1 million compared to the prior-year total of $614.7 million. In addition to the benefit of pricing actions, the increase in Retail sales was driven by volume gains for Chick-fil-A® sauces and Buffalo Wild Wings® sauces as well as higher sales of our New York BRAND Bakery® frozen garlic bread and Sister Schubert’s® frozen dinner rolls. Retail segment sales volumes, measured in pounds shipped, increased 4% in the current-year period compared to an increase of 12% last year.
For the three months ended March 31, 2022, Retail segment operating income decreased 46% to $22.2 million due to the unfavorable impacts of increased commodity and packaging costs, significantly higher freight and warehousing costs, increased co-manufacturing costs, higher labor costs and broad-based supply chain challenges. The net impact of our pricing actions lagged the extraordinary levels of cost inflation.
For the nine months ended March 31, 2022, Retail segment operating income decreased 17% to $120.0 million due to the unfavorable impacts of the higher costs and broad-based supply chain challenges detailed above. The net impact of our pricing actions lagged the extraordinary levels of cost inflation.
Foodservice Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Net Sales	$190,366	$158,891	$31,475	20%	$541,875	$466,848	$75,027	16%
Operating Income	$18,556	$21,088	$(2,532)	(12)%	$52,690	$66,845	$(14,155)	(21)%
Operating Margin	9.7%	13.3%			9.7%	14.3%
For the three months ended March 31, 2022, Foodservice segment net sales grew 20% to $190.4 million compared to $158.9 million in the prior-year period driven by inflationary pricing and increased demand for our branded products. Foodservice sales volume, measured in pounds shipped, decreased 2% as total demand for the segment was unfavorably influenced by the industry-wide challenges of heightened cost pressures, a weakening consumer environment, and a tight labor market along with some periods of severe winter weather in some locations. In the prior-year quarter, Foodservice sales volume was essentially flat.
For the nine months ended March 31, 2022, Foodservice segment net sales increased 16% to $541.9 million from the prior-year total of $466.8 million driven by inflationary pricing and volume gains for our branded Foodservice products. Foodservice sales volume, measured in pounds shipped, increased 2% compared to a decline of 9% last year. Excluding all sales resulting from the November 2018 acquisition of Omni Baking Company LLC, Foodservice segment net sales increased 17%. Omni sales attributed to a temporary supply agreement totaled $3.7 million in the prior-year period. There were no such sales in the current year as the temporary supply agreement was terminated effective October 31, 2020.
For the three months ended March 31, 2022, Foodservice segment operating income decreased 12% to $18.6 million, reflecting increased commodity and packaging costs, higher freight and warehousing expenses, higher labor costs and the unfavorable impacts of broad-based supply chain challenges as partially offset by the benefit of pricing actions.
For the nine months ended March 31, 2022, Foodservice segment operating income decreased 21% to $52.7 million as the unfavorable impacts of the higher costs and broad-based supply chain challenges detailed above more than offset the benefit of pricing actions.

Corporate Expenses
For the three months ended March 31, 2022 and 2021, corporate expenses totaled $25.7 million and $24.9 million, respectively. This increase reflects increased investments in personnel. Project Ascent expenses totaled $10.3 million and $10.8 million for the three months ended March 31, 2022 and 2021, respectively.
For the nine months ended March 31, 2022 and 2021, corporate expenses totaled $70.7 million and $66.5 million, respectively. This increase reflects increased investments in personnel and higher expenditures for Project Ascent, which totaled $28.3 million and $27.6 million for the nine months ended March 31, 2022 and 2021, respectively. For the nine months ended March 31, 2022 and 2021, we also capitalized an additional $1.6 million and $3.2 million, respectively, of ERP-related expenditures for application development stage activities.
LOOKING FORWARD
Looking forward to our fiscal fourth quarter, our net sales will continue to benefit from pricing actions in both our Retail and Foodservice segments while sales volumes, measured in pounds shipped, will compare to strong growth of 9% in Retail and 29% in Foodservice. In the Retail segment, we implemented an additional round of pricing actions for our frozen bread and pasta products that took effect in late April and are evaluating further actions for the segment. Our Foodservice segment sales will continue to reflect contractual-based inflationary pricing tied to higher commodity and freight costs. Note that we may realize some incremental sales during the month of June as our customers adjust their order patterns for our products to build inventory in advance of our ERP implementation go-live date in early July. We anticipate the inflationary environment and the broad-based supply chain challenges that have resulted in increased costs to produce our products and service our customers to continue in the coming quarter.
Our fiscal fourth quarter financial results will continue to be impacted by the COVID-19 pandemic, which has caused shifts in consumer demand between the retail and foodservice channels, complicated our production planning and resulted in higher costs to produce our products and service our customers. The extent of this impact on our financial results is difficult to forecast due to ongoing regional ebbs and flows of COVID-19 cases and the associated changes to the COVID-19 guidelines provided by or mandates imposed by health authorities and government agencies, which creates uncertainty for the restaurant industry and consumer behavior over an unpredictable timeline.
FINANCIAL CONDITION
Cash Flows
For the nine months ended March 31, 2022, net cash provided by operating activities totaled $58.7 million, as compared to $138.7 million in the prior-year period. This decrease was primarily due to the year-over-year changes in net working capital, particularly accounts payable and accrued liabilities, as well as inventories. The favorable cash flow impact of higher accounts payable was more pronounced in the prior year due to fluctuations in production levels for the comparative periods. The changes in accrued liabilities are primarily related to larger current-year declines in the accruals for compensation and employee benefits. The larger current-year increase in inventories reflects higher commodity costs and overall elevated quantities on-hand to better service our customers. Lower net income, as partially offset by noncash restructuring and impairment charges, also contributed to the reduced level of cash provided by operating activities.
Cash used in investing activities for the nine months ended March 31, 2022 was $105.1 million, as compared to $56.2 million in the prior year. This increase primarily reflects a higher level of payments for property additions in the current year. Notable current-year capital expenditures include spending on: a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the first half of fiscal 2023; a capacity expansion project for one of our Marzetti dressing and sauce facilities in Columbus, Ohio that was completed in January 2022; and infrastructure improvements and capacity expansion investments at our frozen pasta facility in Altoona, Iowa that was completed in March 2022.
Cash used in financing activities for the nine months ended March 31, 2022 of $74.6 million increased from the prior-year total of $69.7 million. This increase was primarily due to higher dividend payments.
Liquidity and Capital Resources
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at March 31, 2022. At March 31, 2022, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.

The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2022, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At March 31, 2022, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2022 will total approximately $150 million, which includes an estimated $90 million in expenditures attributed to a substantial investment for a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the first half of fiscal 2023.
Beyond the next 12 months, we expect that cash provided by operating activities will be the primary source of liquidity. This source, combined with our existing balances in cash and equivalents and amounts available under the Facility, is expected to be sufficient to meet our overall cash requirements.
We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of March 31, 2022, as well as purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations is expected to be due within one year. See further discussion below of our obligation related to the capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky.
In November 2020, T. Marzetti Company (“T. Marzetti”), a wholly-owned subsidiary of ours, entered into a Design/Build Agreement (the “Agreement”) with Gray Construction, Inc. (“Gray”) under which Gray will design, coordinate and build additional dressing and sauce manufacturing and warehousing capacity for the T. Marzetti facility in Hart County, Kentucky (the “Project”). The Project will result in an expansion of the current facility footprint. Subject to certain conditions in the Agreement, T. Marzetti will pay Gray no more than the guaranteed maximum price of approximately $113 million for the Project. The Agreement contains other terms and conditions that are customary for this type of project. Expected to be completed in the first half of fiscal 2023, we have a remaining commitment of approximately $46 million for the Project.
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
•inflationary pressures resulting in higher input costs;
•efficiencies in plant operations and our overall supply chain network;
•adverse changes in freight, energy or other costs of producing, distributing or transporting our products;
•fluctuations in the cost and availability of ingredients and packaging;
•dependence on contract manufacturers, distributors and freight transporters, including their operational capacity and financial strength in continuing to support our business;
•capacity constraints that may affect our ability to meet demand or may increase our costs;
•adequate supply of labor for our manufacturing facilities;
•the reaction of customers or consumers to price increases we may implement;
•cyber-security incidents, information technology disruptions, and data breaches;
•complexities related to the design and implementation of our new enterprise resource planning system;
•geopolitical events, such as Russia’s recent invasion of Ukraine, that could create unforeseen business disruptions and impact the cost or availability of raw materials and energy;
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,226,096 common shares remained authorized for future repurchases at March 31, 2022. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1-31, 2022	—	$—	—	1,239,482
February 1-28, 2022 (1)	13,386	$160.38	13,386	1,226,096
March 1-31, 2022	—	$—	—	1,226,096
Total	13,386	$160.38	13,386	1,226,096
(1)Includes 3,386 shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 6. Exhibits
See Index to Exhibits following Signatures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	May 5, 2022	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	May 5, 2022	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
FORM 10-Q
MARCH 31, 2022
INDEX TO EXHIBITS

Exhibit Number	Description

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith