Form 10-K
period 2022-06-30
LANCASTER COLONY CORP
filed 2022-08-25
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price at which such Common Stock was last sold as of December 31, 2021 was $3,191.5 million.
As of August 1, 2022, there were approximately 27,520,000 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its November 2022 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

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
1.Accelerate our base business growth;
2.Simplify our supply chain to reduce our costs and grow our margins; and
3.Expand our core business with our Retail licensing program and complementary mergers and acquisitions.
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
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. In 2021, our Chief Operating Decision Maker (“CODM”), in order to drive enhanced accountability and transparency throughout our organization, initiated a review of functional costs that had historically been part of the indirect costs allocated to our two reportable segments. This review was completed as part of our preparation for our enterprise resource planning system implementation. As a result of this review, our CODM identified certain support functions that were more appropriately presented within corporate expenses to facilitate the management of the business, including assessing segment performance and allocating resources. These changes were effective in 2021, and all historical information was retroactively conformed to the current presentation. These changes had no effect on previously reported consolidated net sales, gross profit, operating income, net income or earnings per share. The financial information relating to our business segments for the three years ended June 30, 2022, 2021 and 2020 is included in Note 9 to the consolidated financial statements, and located in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.

Retail Segment
The following table presents the primary Retail products we manufacture and sell under our brand names:

Products	Brand Names
Frozen Breads
Frozen garlic breads	New York BRAND Bakery
Frozen Parkerhouse style yeast rolls and dinner rolls	Sister Schubert’s
Refrigerated Dressings and Dips
Salad dressings	Marzetti, Simply Dressed
Vegetable dips and fruit dips	Marzetti
Shelf-Stable Dressings and Croutons
Salad dressings	Marzetti, Cardini’s, Girard’s
Croutons and salad toppings	New York BRAND Bakery, Chatham Village, Marzetti
We also manufacture and sell other shelf-stable products pursuant to brand license agreements including Olive Garden® dressings, Buffalo Wild Wings® sauces and Chick-fil-A® sauces. Additionally, a small portion of our Retail sales are products sold under private label to retailers.
The vast majority of the products we sell in the Retail segment are sold through sales personnel, food brokers and distributors in the United States. We have placement of products in grocery produce departments through our refrigerated salad dressings, vegetable dips and fruit dips. We also have products typically marketed in the shelf-stable section of the grocery store, which include salad dressings, slaw dressing, sauces and croutons. Within the frozen food section of the grocery store, we sell yeast rolls and garlic breads.
Our top five Retail customers accounted for 57%, 55% and 56% of this segment’s total net sales in 2022, 2021 and 2020, respectively.
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
Our top five Foodservice direct customers accounted for 58%, 61% and 59% of this segment’s total net sales in 2022, 2021 and 2020, respectively. Within our Foodservice segment, typically our largest direct customers are distributors that distribute our products primarily to foodservice national chain restaurant accounts.
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
NET SALES ATTRIBUTED TO SIGNIFICANT CUSTOMER RELATIONSHIPS
Net sales attributed to Walmart Inc. (“Walmart”) totaled 18% of consolidated net sales for 2022, 2021 and 2020. Net sales attributed to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., totaled 11%, 13% and 13% of consolidated net sales for 2022, 2021 and 2020, respectively. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain restaurant accounts, principally in the quick service, fast casual and casual dining channels. In general, these national chain restaurants have direct relationships with us for culinary research and development, menu development and production needs, but choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these national chain restaurants, and we invoice McLane for these sales.
Chick-fil-A, Inc. (“Chick-fil-A”), one of our national chain restaurant accounts, also represents a significant portion of our consolidated net sales. We supply Chick-fil-A indirectly through distributors, including McLane. In addition, Chick-fil-A is a growing contributor to our Retail sales since we began selling their sauces to grocery retailers under an exclusive license agreement beginning in March 2020 with a regional pilot test. Retail sales of Chick-fil-A sauces have grown through geographic expansion, ultimately reaching national distribution in April 2021. Net sales attributed to Chick-fil-A, including the Retail sales resulting from the exclusive license agreement and the indirect Foodservice sales, totaled 24%, 21% and 16% of consolidated net sales for 2022, 2021 and 2020, respectively.
NET SALES BY CLASS OF PRODUCTS
The following table sets forth business segment information with respect to the percentage of net sales contributed by our primary classes of similar products:

	2022	2021	2020
Retail Segment:
Shelf-stable dressings, sauces and croutons	22%	21%	16%
Frozen breads	20%	21%	22%
Refrigerated dressings, dips and other	13%	15%	16%
Foodservice Segment:
Dressings and sauces	34%	32%	33%
Frozen breads and other	11%	11%	12%
MANUFACTURING
As of June 30, 2022, the majority of our products were manufactured and packaged at our 15 food plants located throughout the United States. Most of these plants produce products for both the Retail and Foodservice segments. Efficient and cost-effective production remains a key focus as evidenced by our lean six sigma initiative. Certain items are also manufactured and packaged by third parties located in the United States, Canada and Europe.

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
GOVERNMENT REGULATION
Our business operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations promulgated under the Federal Food, Drug and Cosmetic Act and the Food Safety Modernization Act. We are also subject to various federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations did not have a material effect upon the level of capital expenditures, earnings or our competitive position in 2022 and is not expected to have a material impact in 2023.
HUMAN CAPITAL
As of June 30, 2022, we had 3,200 employees. Of those employees, 24% are represented under various collective bargaining contracts and 6% are represented under a collective bargaining contract that will expire within one year.
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
Consistent with this purpose, our human capital management strategy emphasizes six key areas of focus: Health and Safety; Talent Acquisition; Compensation and Benefits; Employee Engagement; Diversity, Equity and Inclusion (“DEI”); and Community Engagement. Our Board of Directors oversees this strategy and dedicates one Board meeting each year to a full review of talent.
Health and Safety
The health and well-being of our employees is paramount to the success of our business, and we are proud to be leaders in our industry with respect to our safety record and safety initiatives. Our approach to occupational health and safety centers around three elements: training, response, and tracking. We maintain a rigorous safety training program that ensures employees throughout the organization are regularly trained in every aspect of workplace safety. Management personnel with direct responsibility for safety oversight also receive comprehensive professional training and the opportunity for certification.
Talent Acquisition
We strive to attract and retain talented people by providing a great place to work. We have built a collaborative and purpose-driven culture that attracts people who share our vision to be The Better Food Company. In addition, we are committed to nourishing the growth of our employees by providing training and development opportunities to pursue their career paths and to ensure compliance with our policies. Our focus on our employees also extends beyond the workplace – we genuinely want to help our people to thrive both personally and professionally through a healthy work-life balance.
Compensation and Benefits
We offer our employees competitive fixed and/or variable pay along with a Total Rewards package which typically includes medical, prescription, dental and life insurance benefits, paid parental leave, adoption assistance, disability coverage, a 401(k) plan, and various employee assistance programs.
We continue to work to expand our Total Rewards program to strengthen our focus on work/life effectiveness and holistic well-being, which includes physical, financial, emotional, and social well-being. We have undertaken external benchmarking to ensure our compensation and benefits packages remain competitive.
Employee Engagement
To keep our employees engaged and fulfilled in their roles, we have sought to establish a continuous feedback loop between our employees and company leadership. We communicate consistently with our people via a range of channels, including town hall meetings, regular updates, and key announcements. Each year, we invite our employees to respond to our annual employee engagement survey and share their views on a range of workplace questions. Based on feedback from the survey, management develops and implements plans to address the primary areas of opportunity that have been identified by employees.

Diversity, Equity and Inclusion
We foster a collaborative working environment where all our employees can thrive and feel they belong. We believe our commitment to diversity, equity, inclusion and belonging enhances our ability to attract and retain a high-performing and diverse team. We monitor the diversity of our organization to identify areas of improvement, advance our DEI strategy and measure the effectiveness of our efforts. Our goal is to establish a continuous improvement trend. In 2022, our workforce was 35% female and 46% of our employees represented minority races or ethnicities.
In 2020, we adopted our Diversity Hiring Statement, which sets out our pledge to include women and minority candidates in the pool of candidates for new leadership positions. We have already seen a positive impact, with 27% of our leadership team representing diverse backgrounds in 2022, up from 15% in 2019 before we implemented the policy.
To unlock opportunities for high school students from diverse backgrounds, we have committed to a work-study program that provides tuition support and work-study mentorship to high school students from low-income families.
We also encourage employee-led initiatives to promote diversity within the organization. Several employee resource groups have been established in the last few years. These affinity-based groups provide a support network for colleagues from diverse backgrounds and help to raise awareness of DEI topics. We have also identified Diversity & Inclusion Champions on our leadership team to ensure top-down accountability for our DEI initiatives.
Community Engagement
Our volunteering and philanthropic efforts align with United Nations Sustainable Development Goals, with a particular focus on reducing poverty and food insecurity while promoting good health and quality education for all. In 2022, our teams mobilized to support Pelotonia, Toys for Tots, and the United Way. We regularly donate funds and volunteer time to a range of other community organizations and foundations as well, including the Children’s Hunger Alliance, Susan G. Komen Race for the Cure, Jobs for America’s Graduates, and local food banks.
RAW MATERIALS
During 2022, we experienced some disruptions to our sourcing of raw materials and packaging. We secured additional second-sourcing options to help limit the risk of supply disruptions. We rely on a variety of raw materials and packaging for the day-to-day production of our products, including soybean oil, various sweeteners, eggs, dairy-related products, flour, various films and plastic and paper packaging materials.
We purchase the majority of these materials on the open market to meet current requirements, but we also have some fixed-price contracts with terms generally one year or less. See further discussion in the “Risk Factors” section below and the “Financial Condition” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Although the availability and price of certain of these materials are influenced by weather, disease and the level of global demand, we anticipate that future sources of supply for 2023 will generally be available and adequate for our needs.

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
We have been, and in the future may be, impacted by both real and unfounded claims regarding the safety of our operations, or concerns regarding mislabeled, adulterated, contaminated or spoiled food products. Any of these circumstances could necessitate a voluntary or mandatory recall due to a substantial product hazard, a need to change a product’s labeling or other consumer safety concerns. A pervasive product recall may result in significant loss due to the costs of a recall, related legal claims, including claims arising from bodily injury or illness caused by our products, the destruction of product inventory, or lost sales due to product unavailability. A highly publicized product recall, whether involving us or any related products made by third parties, also could result in a loss of customers or an unfavorable change in consumer sentiment regarding our products or any category in which we operate. In addition, an allegation of noncompliance with federal or state food laws and regulations could force us to cease production, stop selling our products or create significant adverse publicity that could harm our credibility and decrease market acceptance of our products. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows. Any potential claim under our insurance policies may exceed our insurance coverage, may be subject to certain exceptions or may not be honored fully, in a timely manner, or at all.
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
RISKS RELATED TO OUR OPERATIONS
Increases in the costs, from inflation or otherwise, or limitations in the availability of raw materials, packaging and freight used to produce, package and deliver our products could adversely affect our business by increasing our costs to produce goods.
Our principal raw materials include soybean oil, packaging materials, flour, various sweeteners, dairy-related products and eggs. Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing or distribution capabilities, or to the capabilities of our suppliers or contract manufacturers, due to factors that are hard to predict or beyond our control, such as adverse weather conditions, natural disasters, fire, terrorism, pandemics, including COVID-19, strikes, geopolitical events such as the recent conflict between Russia and Ukraine, or other events. Production of the agricultural commodities used in our business may also be adversely affected by drought, water scarcity, temperature extremes, scarcity of suitable agricultural land, worldwide demand, changes in international trade arrangements, livestock disease (for example, avian influenza), crop disease and/or crop pests.
We purchase a majority of our key raw materials on the open market. Our ability to avoid the adverse effects of a pronounced, sustained price increase in our raw materials is limited. We have observed increased volatility in the costs of many of these raw materials in recent years. During fiscal 2023 and possibly beyond, we expect to face continued industry-wide inflation for various inputs, including commodities, ingredients, packaging materials, transportation and labor. Similarly, fluctuating petroleum prices and transportation capacity have, from time to time, impacted our costs of resin-based packaging and our costs of inbound freight on all purchased materials.
We try to limit our exposure to price fluctuations for raw materials by periodically entering into longer-term, fixed-price contracts for certain raw materials, but we cannot ensure success in limiting our exposure. During fiscal 2022, the overall global economy experienced significant inflation in packaging materials, fuel, energy, and commodities. We may experience further increases in the costs of raw materials, and we may try to offset such cost increases with higher prices or other measures. However, we may be unable to successfully implement offsetting measures or unable to do so in a timely manner.
Inflation has and may continue to adversely affect us by increasing our costs of raw materials, packaging and freight, as well as wage and benefit costs. Furthermore, consumer spending patterns, which may be difficult to predict in an inflationary environment, may adversely affect demand for our products. In an inflationary environment, depending on broad market conditions and the expected increase in interest rates by the United States Federal Reserve, we may be unable to raise the prices of our products enough to keep up with the rate of inflation.
These factors, as well as an inability to effectively implement additional measures to offset higher costs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

A disruption of production at certain manufacturing facilities could result in an inability to meet customer demand for certain of our products, which could also negatively impact our ability to maintain adequate levels of product placement with our customers on a long-term basis.
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
We are also subject to risks of other business disruptions associated with our dependence on production facilities and distribution systems. Pandemics, including COVID-19, natural disasters, terrorist activity, cyber attacks, or other unforeseen events could interrupt production or distribution and have a material adverse effect on our business, results of operations, financial condition and cash flows, including the potential for long-term loss of product placement with our customers.
Labor shortages, increased labor costs, and increased labor turnover could adversely impact our business, results of operations, financial condition, and cash flows.
We have recently experienced labor shortages, increased labor costs and increased employee turnover, which were exacerbated by the current inflationary market as well as the COVID-19 pandemic and the related policies and mandates. In this increasingly tight and competitive labor market, a sustained labor shortage or increased turnover rates within our workforce, or the workforce of any of our significant vendors, suppliers and other parties with which we do business, could lead to production or shipping delays and increased costs, including increased wages to attract and retain employees and increased overtime to meet demand. In addition, our ability to recruit and retain a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations could be adversely impacted if we fail to respond adequately to rapidly changing employee expectations regarding fair compensation, an inclusive and diverse workplace, flexible working arrangements or other matters. These factors could have a material adverse impact on our business, results of operations, financial condition and cash flows.
The availability and cost of transportation for our products is vital to our success, and the loss of availability or increase in the cost of transportation could have an unfavorable impact on our business, results of operations, financial condition and cash flows.
Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products, including refrigerated trailers for many of our products, is a key factor to our success. Delays in transportation, including weather-related delays, could have a material adverse effect on our business and results of operations. Further, higher fuel costs and increased line haul costs due to industry capacity constraints, customer delivery requirements and a more restrictive regulatory environment could continue to negatively impact our financial results. We are often required to pay fuel surcharges that fluctuate with the price of diesel fuel to third-party transporters of our products, and such surcharges can be substantial. Any sudden or dramatic increases in the price of diesel fuel would serve to increase our fuel surcharges and our cost of goods sold. If we were unable to pass higher freight costs to our customers in the form of price increases, those higher costs could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Increases in energy-related costs could negatively affect our business by increasing our costs to produce goods.
We are subject to volatility in energy-related costs that affect the cost of producing and distributing our products, including our petroleum-derived packaging materials. For example, the conflict in the Ukraine has resulted in and may continue to cause market disruptions, including significant volatility in the price and availability of energy. Furthermore, any sudden and dramatic increases in electricity or natural gas costs could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Epidemics, pandemics or similar widespread health concerns and disease outbreaks, such as COVID-19, as well as related government mandates, including the avoidance of gatherings, self-quarantine and the closure of a variety of businesses and restaurants, have negatively affected and may in the future negatively affect our business, results of operations, financial condition and cash flows. These effects may include, but are not limited to:
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
•incurrence of additional labor and operating costs, including costs associated with increased compensation to certain employees in our factories and distribution network, along with the provision of additional cleaning, disinfectants and sanitation materials to help keep our employees safe and to protect the communities that we serve;
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
Our business has been negatively impacted and could be further negatively impacted over the intermediate to longer term if ongoing disruptions related to COVID-19 and the spread of variant strains continue. For example, changes in consumer demand, combined with other COVID-19-related issues, have unfavorably impacted the operating results of both our segments as a result of higher hourly wage rates, increased costs for personal protective equipment, higher expenditures attributed to incremental co-manufacturing volumes, increased complexity and uncertainty in production planning and forecasting, and overall lower levels of efficiency in our production and distribution network. In addition, supply chain disruptions, labor shortages, and rising commodity and other input costs have been, and in the future may continue to be, exacerbated by the impacts of the COVID-19 pandemic. If we are perceived as having responded improperly to the pandemic, we could suffer damage to our reputation and our brands. The items above and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in this “Risk Factors” section of our Annual Report on Form 10-K, such as those relating to our reputation, product sales, results of operations or financial condition. The severity, magnitude and duration of the current COVID-19 pandemic are uncertain and depend on events beyond our knowledge or control. We might not be able to anticipate or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, the impact of the COVID-19 pandemic could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Cyber attacks, data breaches or other breaches of our information security systems have had and in the future could have an adverse effect on our business, results of operations, financial condition and cash flows.
Cyber attacks, data breaches or other breaches of our information security systems, as well as those of our third-party service providers and other third parties with which we do business, may cause equipment failures or disruptions to our operations. Our inability to operate our networks and information security systems as a result of such events, even for a limited period of time, may result in significant expenses. Cyber attacks, which include the use of malware, ransomware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years and may remain undetected for an extended period. Hardware, software or applications we utilize may contain defects in design or manufacture or other problems that could unexpectedly compromise information security, potentially resulting in the unauthorized disclosure and misappropriation of sensitive data, including intellectual property, proprietary business information, and personal data. Furthermore, our increased use of mobile and cloud technologies, including as a result of our transition to our new enterprise resource planning system, has heightened these cybersecurity and privacy risks. In addition, techniques used to obtain unauthorized access to information or to sabotage information technology systems change frequently. We have seen, and will likely continue to see, industry-wide vulnerabilities which could affect our systems or those of our third-party service providers or other third parties with which we do business.
While we have been subject to cyber attacks, none of these events has been material to our operations or financial condition. Our efforts to protect the security of our information relative to our perceived risks may be insufficient to defend against a significant cyber attack in the future. The costs associated with a significant cyber attack could include increased expenditures on cyber security measures, lost revenues from business interruption, litigation, regulatory fines and penalties and substantial damage to our reputation, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The cost and efforts expended in our attempts to prevent cyber security attacks and data breaches may continue to be significant, and our efforts to prevent these attacks may not be successful. New data security laws and regulations are being implemented rapidly, are evolving, and may not be compatible with our current processes. Changing our processes could be time consuming and expensive. Further, we may not be able to timely implement required changes, and failure to do so could subject us to liability for non-compliance. If we fail to prevent the theft of valuable information such as financial data, sensitive information about the Company and intellectual property, or if we fail to protect the privacy of customers’, consumers’ and employees’ confidential data against breaches of network or information technology security, it could result in substantial damage to our reputation and an impairment of business partner confidences and brand image, which could adversely impact our employee, customer and investor relations. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and cash flows. Any potential claim under our insurance policies relating to cyber events may be subject to certain exceptions or may not be honored fully, in a timely manner, or at all. We may not have purchased sufficient insurance to cover all material costs and losses, and in the future, we may not be able to obtain adequate liability insurance on commercially desirable or reasonable terms or at all.
We may experience difficulties in implementing our new enterprise resource planning system.
We are in the midst of a multi-year implementation of a new enterprise resource planning system (“ERP”), which will replace our existing financial and operating systems. The implementation of this ERP requires an investment of significant personnel and financial resources, including substantial expenditures for outside consultants, system hardware and software in addition to other expenses in connection with the transformation of our organizational structure and financial and operating processes. We have experienced delays in the implementation of this ERP primarily due to the impacts of COVID-19. As we complete the implementation phase of this ERP, we may experience additional delays, increased costs and other difficulties, including potential design defects, miscalculations, testing requirements, re-work due to changes in business plans or reporting standards, and the diversion of management’s attention from day-to-day business operations. Additional extended delays could also introduce operational risk, including cyber security risks, and other complications. If we are unable to implement this ERP as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our business, results of operations, financial condition and cash flows could be negatively impacted.
Our inability to successfully renegotiate collective bargaining contracts and any prolonged work stoppages could have an adverse effect on our business, results of operations, financial condition and cash flows.
We believe that our labor relations with employees under collective bargaining contracts are satisfactory, but our inability to negotiate the renewal of any collective bargaining agreements, including the agreement at our Vineland, New Jersey facility, which is currently scheduled to expire in December 2022, or any prolonged work stoppages could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our current manufacturing resources may be inadequate to meet significantly increased demand for some of our food products. Our ability to increase our manufacturing capacity to satisfy demand depends on many factors, including the availability of capital, construction lead-times and delays, equipment availability and delivery lead-times, successful installation and start up, the availability of adequate skilled and unskilled labor, regulatory permitting and other regulatory requirements. Increasing capacity through the use of third-party manufacturers depends on our ability to develop and maintain such relationships and the ability of such third parties to devote additional capacity to fill our orders.
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
Some of our infrastructure and facilities have been in service for many years, which may result in a higher level of future maintenance costs and unscheduled repairs. Further, a portion of our infrastructure and facilities may need to be improved or replaced to maintain or increase operational efficiency, sustain production capacity, or meet changing regulatory requirements. A significant increase in maintenance costs and capital expenditures could adversely affect our financial condition, results of operations and cash flows. In addition, a failure to operate our facilities optimally could result in declining customer service capabilities, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may not be able to successfully consummate proposed acquisitions or divestitures, and integrating acquired businesses may present financial, managerial and operational challenges.
We continually evaluate the acquisition of other businesses that would strategically fit within our operations. If we are unable to consummate, successfully integrate and grow these acquisitions or realize contemplated revenue growth, synergies and cost savings, our financial results could be adversely affected. In addition, we may, from time to time, divest or seek to divest businesses, product lines or other operations that are less of a strategic fit within our portfolio or do not meet our growth or profitability targets, particularly as customer demands evolve in the face of inflationary and other broader market factors. We may not be able to consummate any such divestitures on favorable terms or at all, in which case we may determine to exit the business, product line or other operations. As a result, our profitability may be adversely affected by losses on the sales of divested assets or lost operating income or cash flows from those businesses. We may also incur asset impairment or restructuring charges related to acquired or divested assets, which may reduce our profitability and cash flows.
These potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention from ongoing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers.
Climate change, including drought, and increasingly stringent legal and market measures to address climate change may present challenges to our business and adversely affect our business, reputation, operations and supply chain.
The effects of climate change expose us to physical, financial and operational risks, both directly and indirectly. Climate change may have a negative effect on agricultural productivity and subject us to decreased availability or less favorable pricing for certain raw materials that are necessary for our products, including, but not limited to, soybean oil, corn and corn syrup, sugar, and wheat (including durum wheat). In addition, we may be subject to decreased availability or less favorable pricing of soybean oil as a result of increased demand for soybean oil in the production of alternative fuels, such as biodiesel.
Increases in the frequency and severity of extreme weather and natural disasters, such as drought, may continue to result in material damage and disruptions to our manufacturing operations and distribution channels or our third-party manufacturers’ operations, particularly where a product is primarily sourced from a single location impacted by a climate event. This may require us to make additional unplanned capital expenditures, increase the prices of our raw materials due to sourcing from other locations, increase our cost of transporting and storing raw materials, or disrupt our production schedules.
Also, drought or other climate events may cause unpredictable water availability or exacerbate water scarcity. Water is critical to our business, including the operations of the suppliers on whom we depend, and the lack of available water of acceptable quality may lead to, among other things, adverse effects on our operations.
The increasing concern over climate change and related environmental sustainability matters also has and is likely to continue to result in more federal, state, and local legal and regulatory requirements, including requirements affecting key energy inputs in the manufacturing and distribution of our products, such as natural gas, diesel fuel, and electricity. These laws and regulations may include requirements to conserve water or mitigate the effects of greenhouse gas emissions. Depending on the nature of such legal requirements, we may experience significant increases in our compliance costs, capital expenditures, and other financial obligations to adapt our business and operations to meet new laws and regulations, which could materially affect our profitability.
Further, our businesses could be adversely affected if we are unable to effectively address increased concerns from the media, shareholders, customers, and other stakeholders on climate change and related environmental sustainability and governance matters.
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
We also manufacture and sell numerous products pursuant to brand license agreements including Olive Garden® dressings, Buffalo Wild Wings® sauces and Chick-fil-A® sauces. Our brand license agreements are typically for a fixed term, ranging from three to five years, with no automatic renewal options or provisions. We cannot ensure that we will maintain good relationships with our brand licensors or that we will be able to renew any of our license agreements upon expiration. Our key brand license agreements can be terminated or not renewed at the option of the licensor upon short notice to us. The termination of our brand license agreements, the failure to renew our brand license agreements or to renew them on terms favorable to us, adverse changes in the economic health or reputation of our brand licensors, or the impairment of our relationships with our brand licensors could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our net sales to Walmart represented 18% of consolidated net sales for each of the years ended June 30, 2022 and 2021. Our accounts receivable balance from Walmart as of June 30, 2022 was $33.1 million. We may not be able to maintain our relationship with Walmart, and Walmart is not contractually obligated to purchase from us. In addition, changes in Walmart’s general business model, such as reducing the shelf space devoted to the branded products we market, or devoting more shelf space to competing products, could adversely affect the profitability of our business with Walmart, even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Walmart’s financial condition or other disruptions to Walmart’s business, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
Chick-fil-A represents a significant portion of our Foodservice segment sales. The loss of, or a significant reduction in, this national chain restaurant’s business, or an adverse change in Chick-fil-A’s financial condition, could result in a material adverse effect on our business, results of operations, financial condition and cash flows.
Sales to Chick-fil-A in our Foodservice segment, which are made indirectly through several foodservice distributors including McLane, represented 18% and 17% of consolidated net sales for the years ended June 30, 2022 and 2021, respectively. We cannot ensure that we will be able to maintain good relationships with key national chain restaurant accounts in the future. We do not have any long-term purchase commitments, and we may be unable to continue to sell our products in the same quantities or on the same terms as in the past. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Further, unfavorable changes in Chick-fil-A’s financial condition or other disruptions to its business, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
McLane is our largest Foodservice customer. An adverse change in the financial condition of McLane could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our net sales to McLane represented 11% and 13% of consolidated net sales for the years ended June 30, 2022 and 2021, respectively. Our accounts receivable balance from McLane as of June 30, 2022 was $14.4 million. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain restaurant accounts, principally in the quick service, fast casual and casual dining channels. In general, these national chain restaurants have direct relationships with us for culinary research and development, menu development and production needs, but choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these national chain restaurants, and we invoice McLane for these sales. Thus, unfavorable changes in the financial condition of McLane could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the loss of, or a significant reduction in, our business with the underlying national chain restaurants, or other disruptions, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows. We cannot ensure that we will be able to maintain good relationships with McLane and the underlying national chain restaurants. McLane and the underlying national chain restaurants are not typically committed to long-term contractual obligations with us, and they may switch to other suppliers that offer lower prices, differentiated products or customer service that McLane and/or the underlying national chain restaurants perceive to be more favorable. In addition, changes in the general business model of McLane, or the underlying national chain restaurants, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
For more information about risks related to cyber attacks and data privacy, see the “Risks Related To Our Operations” section above and the “Risks Related to Regulatory and Legal Matters” section below.
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
Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy and data protection could adversely affect our business and results of operations.
We are subject to various privacy, information security, and data protection laws, rules and regulations that present an ever-evolving regulatory landscape across multiple jurisdictions and industry sections. Federal, state, and foreign legislators and regulators are increasingly adopting or revising privacy, information security, and data protection laws, rules and regulations that could have a significant impact on our current and planned privacy, data protection, and information security-related practices, including our collection, use, storing, sharing, retention, safeguarding and other processing of certain types of consumer or employee information, which could further increase our costs of compliance and business operations and could reduce income from certain business initiatives.
For example, we are subject to the California Consumer Privacy Act of 2018 (“CCPA”) and will become subject to the California Privacy Rights Act (“CPRA”), which has required us to modify our data processing practices and policies and incur compliance-related costs and expenses. The effects of the CCPA, the CPRA, and other laws, rules or regulations relating to privacy, data protection and information security that apply now or in the future, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant, may require us to modify our data processing practices and policies, and could increase our costs, require significant changes to our operations, prevent us from providing certain offerings or cause us to incur potential liability in an effort to comply with such legislation.
Due to the uncertainty surrounding the interpretation and application of many privacy and data protection requirements, laws, regulations, and contractually imposed industry standards, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent with our existing data management practices or business activities. If so, in addition to the possibility of substantial fines, lawsuits and other claims and penalties, we could be required to make fundamental changes to our data management practices and business activities, which could have an adverse effect on our business. Failure to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, rules, regulations and policies could result in additional cost and liability to us, damage our reputation, inhibit growth, and otherwise adversely affect our business.
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
As of June 30, 2022, Mr. Gerlach and the Gerlach family trusts owned or controlled approximately 28% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power may also have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We use 2.5 million square feet of space for our operations. Of this space, 0.8 million square feet are leased. These amounts exclude facilities operated by third-party service providers.
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
The following table summarizes our principal warehouses (including aggregation of multiple facilities), which are used to distribute products to our customers:

Location	Business Segment(s)	Terms of Occupancy
Altoona, IA (1)	Retail and Foodservice	Leased
Columbus, OH (2)	Retail and Foodservice	Leased
Grove City, OH	Retail and Foodservice	Owned
Horse Cave, KY	Retail and Foodservice	Owned
McDonough, GA	Retail and Foodservice	Third-party service
Shepherdsville, KY	Foodservice	Third-party service
Tracy, CA	Retail and Foodservice	Third-party service
(1)Fully leased for term expiring in fiscal 2026.
(2)Fully leased for terms expiring in fiscal 2024 and fiscal 2027.

Item 3. Legal Proceedings
From time to time we are a party to various legal proceedings. While we believe that the ultimate outcome of these various proceedings, individually and in the aggregate, is not expected to have a material effect on our consolidated financial statements, litigation is always subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from manufacturing or selling one or more products or could lead to us altering the manner in which we manufacture or sell one or more products, which could have a material impact on net income for the period in which the ruling occurs and future periods.

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
The number of shareholders of record as of August 1, 2022 was approximately 680. This is not the actual number of beneficial owners of our common stock, as shares are held in “street name” by brokers and others on behalf of individual owners.
We have increased our regular cash dividends for 59 consecutive years. Future dividends will depend on our earnings, financial condition and other factors.
The information regarding compensation plans under which equity securities are authorized for issuance is incorporated by reference to the information contained in our definitive proxy statement for our November 2022 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
Issuer Purchases of Equity Securities
In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,225,545 common shares remained authorized for future repurchases at June 30, 2022. This share repurchase authorization does not have a stated expiration date. In the fourth quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1-30, 2022 (1)	450	$155.14	450	1,225,646
May 1-31, 2022 (1)	68	$121.72	68	1,225,578
June 1-30, 2022 (1)	33	$128.78	33	1,225,545
Total	551	$149.44	551	1,225,545
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

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN
OF LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX
AND THE DOW JONES U.S. FOOD PRODUCERS INDEX

The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2017 in each of our Common Stock, the S&P Midcap 400 Index and the Dow Jones U.S. Food Producers Index. The total return calculation assumes that all dividends are reinvested, including any special dividends.

250
200
150
100
50
0
DOLLARS
6/17
6/18
6/19
6/20
6/21
6/22
Lancaster Colony Corporation
S&P Midcap 400
Dow Jones U.S. Food Producers

Cumulative Total Return (Dollars)
	6/17	6/18	6/19	6/20	6/21	6/22
Lancaster Colony Corporation	100.00	115.02	125.49	133.22	169.06	114.95
S&P Midcap 400	100.00	113.50	115.05	107.35	164.49	140.41
Dow Jones U.S. Food Producers	100.00	97.97	101.62	104.00	129.68	134.23
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
Our discussion of results for 2022 compared to 2021 is included herein. For discussion of results for 2021 compared to 2020, see our 2021 Annual Report on Form 10-K.
OVERVIEW
Business Overview
Lancaster Colony Corporation is a manufacturer and marketer of specialty food products for the retail and foodservice channels.
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. In 2021, our Chief Operating Decision Maker (“CODM”), in order to drive enhanced accountability and transparency throughout our organization, initiated a review of functional costs that had historically been part of the indirect costs allocated to our two reportable segments. This review was completed as part of our preparation for our enterprise resource planning system (“ERP”) implementation. As a result of this review, our CODM identified certain support functions that were more appropriately presented within corporate expenses to facilitate the management of the business, including assessing segment performance and allocating resources. These changes were effective in 2021, and all historical information was retroactively conformed to the current presentation. These changes had no effect on previously reported consolidated net sales, gross profit, operating income, net income or earnings per share.
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
Project Ascent commenced in late 2019 and entails the replacement of our primary customer and manufacturing transactional systems, warehousing systems, and financial systems with an integrated SAP S/4HANA system. Implementation of this system began in July 2022 and will continue throughout fiscal 2023. Customer fulfillment levels remained strong before and after the system cutover with no unplanned disruptions in receiving orders, producing products or shipping orders. We anticipate full deployment throughout our organization in the next 12-18 months.
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
BUSINESS TRENDS
Dating back to the onset of the COVID-19 pandemic in 2020, the effects of COVID-19 on consumer behavior have impacted the relative demand for our Retail and Foodservice products. More specifically, beginning in March 2020, there has been an overall shift in consumer demand towards increased at-home food consumption and away from in-restaurant dining. While this shift in demand has been inconsistent and volatile, on balance it has positively impacted our Retail segment sales and negatively impacted our Foodservice segment sales. From an operations standpoint, the shift in demand, combined with other COVID-19-related issues, has unfavorably impacted the operating results of both our segments. These issues include higher hourly wage rates paid to our front-line employees, increased costs for personal protective equipment, higher expenditures attributed to incremental co-manufacturing volumes, increased complexity and uncertainty in production planning and forecasting, and overall lower levels of efficiency in our production and distribution network.
The inflationary cost environment we experienced during 2022 resulted in significantly higher input costs for our business. During 2022, we endured unprecedented inflationary costs for commodities, particularly soybean oil and flour, in addition to notably higher costs for packaging, freight and warehousing, and labor. This cost inflation was attributed to numerous factors such as the impacts of the COVID-19 pandemic, the war in the Ukraine, climate and weather conditions, supply chain disruptions, including some raw material and packaging shortages, a tight labor market, and government-directed fiscal stimulus actions.

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Years Ended June 30,			Change
	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Net Sales	$1,676,390	$1,467,067	$1,334,388	$209,323	14%	$132,679	10%
Cost of Sales	1,320,671	1,080,344	976,352	240,327	22%	103,992	11%
Gross Profit	355,719	386,723	358,036	(31,004)	(8)%	28,687	8%
Gross Margin	21.2%	26.4%	26.8%
Selling, General and Administrative Expenses	212,098	205,363	180,945	6,735	3%	24,418	13%
Change in Contingent Consideration	(3,470)	(5,687)	257	2,217	(39)%	(5,944)	N/M
Restructuring and Impairment Charges	35,180	1,195	886	33,985	N/M	309	35%
Operating Income	111,911	185,852	175,948	(73,941)	(40)%	9,904	6%
Operating Margin	6.7%	12.7%	13.2%
Other, Net	477	(107)	3,129	584	546%	(3,236)	(103)%
Income Before Income Taxes	112,388	185,745	179,077	(73,357)	(39)%	6,668	4%
Taxes Based on Income	22,802	43,413	42,094	(20,611)	(47)%	1,319	3%
Effective Tax Rate	20.3%	23.4%	23.5%
Net Income	$89,586	$142,332	$136,983	$(52,746)	(37)%	$5,349	4%
Diluted Net Income Per Common Share	$3.25	$5.16	$4.97	$(1.91)	(37)%	$0.19	4%
Net Sales
Consolidated net sales for the year ended June 30, 2022 increased 14% to a new record of $1,676 million from the prior-year record total of $1,467 million. This growth was driven by higher net sales for both the Retail and Foodservice segments, including the favorable impact of pricing actions. Consolidated sales volumes, measured in pounds shipped, increased 2% in 2022. In the prior year, consolidated sales volumes increased 3%.
The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2022	2021	2020
Segment Sales Mix:
Retail	55%	57%	54%
Foodservice	45%	43%	46%
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit decreased 8% to $355.7 million in 2022 compared to $386.7 million in 2021 as we endured unprecedented inflationary costs for commodities, packaging, freight and warehousing, and labor. We also incurred incremental expenditures attributed to our increased reliance upon co-manufacturers to help satisfy demand. While our pricing actions helped to offset the impacts of inflation, the gross profit decline reflects an extremely challenging operating environment that, beyond inflation, includes the unfavorable effects of supply chain disruptions, demand volatility and uncertainty, suboptimal capacity utilization, and overall lower productivity resulting in substantially higher costs to produce our products and service our customers.

Selling, General and Administrative Expenses

	Year Ended June 30,			Change
(Dollars in thousands)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
SG&A Expenses - Excluding Project Ascent	$172,771	$167,480	$162,910	$5,291	3%	$4,570	3%
Project Ascent Expenses	39,327	37,883	18,035	1,444	4%	19,848	110%
Total SG&A Expenses	$212,098	$205,363	$180,945	$6,735	3%	$24,418	13%
Selling, general and administrative (“SG&A”) expenses increased 3% to $212.1 million in 2022 as expenditures for Project Ascent increased $1.4 million to $39.3 million. Excluding Project Ascent, SG&A expenses were higher than the prior year reflecting investments in a supply chain optimization study and IT investments, as well as higher brokerage costs attributed to the increased sales.
Project Ascent expenses are included within Corporate Expenses. A portion of the costs that have been classified as Project Ascent expenses represent ongoing costs that will continue subsequent to the ERP implementation.
Change in Contingent Consideration
In 2022, the change in contingent consideration resulted in a benefit of $3.5 million. This benefit reflected a reduction in the fair value of the contingent consideration liability for Bantam Bagels, LLC (“Bantam”) based on our 2022 fair value measurements. The resulting fair value adjustments were due to changes in Bantam’s forecasted adjusted EBITDA for the twelve months ending December 31, 2023, as well as refinements to the estimated probabilities applied to our forecast scenarios. We recorded $2.6 million in our Foodservice segment and $0.9 million in our Retail segment. In May 2022, our Board of Directors approved a plan to exit the Bantam business. There was no liability recorded for Bantam’s contingent consideration at June 30, 2022.
In 2021, the change in contingent consideration resulted in a benefit of $5.7 million. This benefit reflected a reduction in the fair value of the contingent consideration liability for Bantam based on our 2021 fair value measurements. As the fair value adjustment resulted from the impact of a SKU rationalization by a Foodservice customer, the entire adjustment related to Bantam’s contingent consideration was reflected within the Foodservice segment.
See further discussion in Note 2 to the consolidated financial statements.
Restructuring and Impairment Charges
In 2022, we recorded restructuring and impairment charges totaling $35.2 million related to the following items:
•our decision to explore strategic alternatives and ultimately exit the Bantam business;
•the impact of a revision to the forecasted cash flows of Bantam on the intangible assets of this business;
•the impact of a revision to the forecasted branded sales of Angelic Bakehouse, Inc. (“Angelic”) on the intangible assets of this business; and
•the closure of our frozen garlic bread facility in Baldwin Park, California.
Based on our decision to explore strategic alternatives for the Bantam business, impairment testing was triggered for the related long-lived assets of the asset group. The related restructuring and impairment charges of $24.8 million included impairment charges for intangible assets, fixed assets and an operating lease right-of-use asset, as well as other closure-related costs. Due to their unusual nature, these restructuring and impairment charges were not allocated to our two reportable segments. As noted above, in May 2022, our Board of Directors approved a plan to exit the Bantam business. The operations of this business have not been classified as discontinued operations as the closure does not represent a strategic shift that would have a major effect on our operations or financial results.
In 2022, prior to our decision to explore strategic alternatives for the Bantam business, we also recorded an impairment charge of $0.9 million related to Bantam’s Retail customer relationships intangible asset, which reflected lower projected cash flows for Bantam’s Retail business. This impairment charge was reflected in our Retail segment.
In 2022, we also recorded an impairment charge of $8.8 million related to the tradename intangible asset of Angelic, which reflected the impact of lower projected sales for Angelic’s branded Retail business. This impairment charge was reflected in our Retail segment.
In 2022, we committed to a plan to close our frozen garlic bread facility in Baldwin Park, California in support of our ongoing efforts to better optimize our manufacturing network. Production at the facility ceased in January 2022, and the Mamma Bella® brand frozen garlic bread product line was discontinued based on its small size and low profitability. The operations of this facility have not been classified as discontinued operations as the closure does not represent a strategic shift that would have a major effect on our operations or financial results. We recorded restructuring and impairment charges of

$0.7 million, which consisted of one-time termination benefits and impairment charges for fixed assets and the operating lease right-of-use asset, and were not allocated to our two reportable segments due to their unusual nature.
We recorded impairment charges of $1.2 million in 2021 related to certain tradename and technology / know-how intangible assets for Bantam as a result of the impact of a SKU rationalization by a Foodservice customer. These impairment charges were reflected in our Foodservice segment.
Operating Income
Operating income decreased 40% to $111.9 million in 2022, including the unfavorable impacts of the $25.7 million in restructuring and impairment charges for the Bantam business and the $8.8 million impairment charge for the Angelic tradename intangible asset. Beyond those charges, operating results were negatively affected by significant inflationary costs for commodities, packaging, freight and warehousing, and labor in addition to increased co-manufacturing costs. We also experienced the unfavorable impacts of an extremely challenging operating environment characterized by supply chain disruptions, demand volatility and uncertainty, and reduced operating efficiencies. Our pricing actions helped to offset the inflationary costs. The decline in operating income also reflected the higher level of SG&A expenditures. Incremental sales attributed to advance customer orders near the end of 2022 ahead of our ERP go-live added an estimated $5 million to consolidated operating income.
See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on Income
Our effective tax rate was 20.3% and 23.4% in 2022 and 2021, respectively. See Note 8 to the consolidated financial statements for a reconciliation of the statutory rate to the effective rate.
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For 2022 and 2021, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.1% and 0.6%, respectively.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share totaled $3.25 in 2022, a decrease from the 2021 total of $5.16 per diluted share. Diluted weighted average common shares outstanding for each of the years ended June 30, 2022 and 2021 have remained relatively stable.
In 2022 and 2021, expenditures for Project Ascent reduced diluted earnings per share by $1.09 and $1.05, respectively; restructuring and impairment charges reduced diluted earnings per share by $0.98 and $0.03, respectively; and the adjustments to Bantam’s contingent consideration increased diluted earnings per share by $0.10 and $0.16, respectively.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Net Sales	$915,210	$828,963	$714,127	$86,247	10%	$114,836	16%
Operating Income	$151,627	$188,403	$161,487	$(36,776)	(20)%	$26,916	17%
Operating Margin	16.6%	22.7%	22.6%
In 2022, net sales for the Retail segment reached a record $915.2 million, a 10% increase from the prior-year total of $829.0 million. In addition to the benefit of pricing actions, the increase in Retail sales was driven by volume gains for Chick-fil-A® sauces and Buffalo Wild Wings® sauces, both of which are sold under exclusive licensing agreements. Volume gains for our New York BRAND Bakery® frozen garlic bread and Sister Schubert’s® frozen dinner rolls also contributed to sales growth. Retail segment sales volumes, measured in pounds shipped, increased 2% in the current year compared to an increase of 11% last year. Note that Retail segment sales volumes benefited from advance ordering by our customers near the end of the fiscal fourth quarter ahead of our ERP go-live, and the resulting incremental Retail sales were estimated to be $11 million. In addition, Retail segment sales volumes were unfavorably impacted by our decision to exit certain product lines during 2022 including some private label dips and Mamma Bella® frozen garlic bread. Excluding the advance ordering and the product line rationalizations, Retail sales volumes increased 6%.

In 2022, Retail segment operating income decreased 20% to $151.6 million, including the unfavorable impact of impairment charges totaling $9.7 million as referenced in the “Restructuring and Impairment Charges” section above. The decline in operating income was driven by the unfavorable impacts of increased commodity and packaging costs, significantly higher freight and warehousing costs, increased co-manufacturing costs, higher labor costs and broad-based supply chain challenges. The net impact of our pricing actions lagged the extraordinary levels of cost inflation.
Foodservice Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Net Sales	$761,180	$638,104	$620,261	$123,076	19%	$17,843	3%
Operating Income	$82,745	$89,048	$80,475	$(6,303)	(7)%	$8,573	11%
Operating Margin	10.9%	14.0%	13.0%
In 2022, Foodservice segment net sales increased 19% to a record $761.2 million from the 2021 total of $638.1 million driven by inflationary pricing along with the benefit of volume gains for our branded Foodservice products and select customers within our mix of national chain restaurant accounts. Note that Foodservice segment sales volumes benefited from advance ordering by our customers near the end of the fiscal fourth quarter ahead of our ERP go-live, and the resulting incremental Foodservice sales were estimated to be $14 million. Foodservice sales volumes, measured in pounds shipped, increased 2% compared to a decline of 1% last year. Excluding the benefit of advance ordering and also excluding 2021 sales attributed to a temporary supply agreement resulting from the November 2018 acquisition of Omni Baking Company LLC (“Omni”) that was terminated effective October 31, 2020, Foodservice sales volumes increased 1% in 2022.
In 2022, Foodservice segment operating income decreased 7% to $82.7 million, reflecting increased commodity and packaging costs, higher freight and warehousing expenses, higher labor costs and the unfavorable impacts of broad-based supply chain challenges as partially offset by the benefit of pricing actions.
Corporate Expenses
The 2022 corporate expenses totaled $97.0 million as compared to $91.6 million in 2021. This increase reflects increased IT investments and professional fees as well as higher expenditures for Project Ascent, which totaled $39.3 million in 2022 as compared to $37.9 million in 2021. In 2022 and 2021, we also capitalized an additional $1.6 million and $3.5 million, respectively, of ERP-related expenditures for application development stage activities.
LOOKING FORWARD
For 2023, we anticipate our Retail sales volumes will continue to benefit from the growth of our licensing program, but will also face offsets from consumer demand elasticity and rationalization initiatives for some of our low-margin products. In Foodservice, we expect sales volumes to be led by growth from select quick-service restaurant customers in our mix of national chain restaurant accounts while the external factors of a slowing economy and changes in consumer sentiment may dampen demand. Both our Retail and Foodservice sales will also continue to benefit from our pricing actions. Note that our 2023 first quarter sales will be unfavorably impacted by the advance ordering that occurred ahead of our ERP go-live near the end of 2022.
From a cost standpoint, subject to future changes in the markets for our raw materials, we are currently forecasting a notable increase in our commodity costs in the coming year versus fiscal 2022 and higher costs for other items such as packaging, labor and freight that will pose a headwind to our financial results. To help mitigate these rising costs, we recently implemented another round of price increases for dressings and sauces sold through our Retail segment while our Foodservice segment will continue to realize offsets to increased commodity and freight costs through contractual-based inflationary pricing. Our cost savings programs and other net price realization efforts will also help to offset the unfavorable impacts of inflation in the year ahead.
The implementation phase for Project Ascent, our ERP initiative, will continue throughout fiscal 2023 as we integrate additional plants and warehouses into our new ERP network.
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

FINANCIAL CONDITION
Liquidity and Capital Resources
We maintain sufficient flexibility in our capital structure to ensure our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and opportunistic share repurchases. Our balance sheet maintained fundamental financial strength during 2022 as we ended the year with $60 million in cash and equivalents, along with shareholders’ equity of $845 million and no debt.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at June 30, 2022. At June 30, 2022, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2022, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At June 30, 2022, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2023 could total between $90 and $110 million, which includes approximately $50 million in expenditures attributed to a substantial investment for a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the first half of fiscal 2023.
Beyond the next 12 months, we expect that cash provided by operating activities will be the primary source of liquidity. This source, combined with our existing balances in cash and equivalents and amounts available under the Facility, is expected to be sufficient to meet our overall cash requirements.
We have various contractual and other obligations that are appropriately recorded as liabilities in our consolidated financial statements, including finance lease obligations, operating lease obligations, the underfunded defined benefit pension liability, other post-employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation. See Note 4 to the consolidated financial statements for further information about our lease obligations, including the maturities of minimum lease payments. It is not certain when the liabilities for the underfunded defined benefit pension liability, other post-employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation will become due. See Notes 8, 11 and 12 to the consolidated financial statements for further information about these liabilities.
Certain other contractual obligations are not recognized as liabilities in our consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of June 30, 2022, as well as purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations is expected to be due within one year. See further discussion below of our obligation related to the capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky.
In November 2020, T. Marzetti Company (“T. Marzetti”), a wholly-owned subsidiary of ours, entered into a Design/Build Agreement (the “Agreement”) with Gray Construction, Inc. (“Gray”) under which Gray will design, coordinate and build additional dressing and sauce manufacturing and warehousing capacity for the T. Marzetti facility in Horse Cave, Kentucky (the “Project”). The Project will result in an expansion of the current facility footprint. Subject to certain conditions in the Agreement, T. Marzetti will pay Gray no more than the guaranteed maximum price of approximately $113 million for the Project. The Agreement contains other terms and conditions that are customary for this type of project. Expected to be completed in the first half of fiscal 2023, we have a remaining commitment of approximately $30 million for the Project.

Cash Flows

	Year Ended June 30,			Change
(Dollars in thousands)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Provided By Operating Activities	$101,813	$174,189	$170,769	$(72,376)	(42)%	$3,420	2%
Used In Investing Activities	$(132,240)	$(88,977)	$(83,265)	$(43,263)	(49)%	$(5,712)	(7)%
Used In Financing Activities	$(97,345)	$(95,430)	$(85,519)	$(1,915)	(2)%	$(9,911)	(12)%
Cash provided by operating activities and our existing balances in cash and equivalents remain the primary sources for funding our investing and financing activities, as well as financing our organic growth initiatives.
Cash provided by operating activities in 2022 totaled $101.8 million, a decrease of 42% as compared with the 2021 total of $174.2 million. The 2022 decrease was primarily due to the year-over-year changes in net working capital, particularly accounts payable and accrued liabilities, as well as receivables. The favorable cash flow impact of higher accounts payable was more pronounced in the prior year due to fluctuations in production levels for the comparative periods. The changes in accrued liabilities were primarily related to current-year declines in the accruals for compensation and employee benefits. The larger current-year increase in receivables reflected higher sales, including advance ordering by our customers near the end of the fiscal fourth quarter ahead of our ERP go-live. Lower net income, which was impacted by significantly higher noncash restructuring and impairment charges in 2022, also contributed to the reduced level of cash provided by operating activities.
Cash used in investing activities totaled $132.2 million in 2022 as compared to $89.0 million in 2021. The 2022 increase primarily reflected a higher level of payments for property additions in the current year. Notable capital expenditures in 2022 included spending on: a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the first half of fiscal 2023; a capacity expansion project for one of our Marzetti dressing and sauce facilities in Columbus, Ohio that was completed in January 2022; and infrastructure improvements and capacity expansion investments at our frozen pasta facility in Altoona, Iowa that was completed in March 2022. Capital expenditures in 2021 included spending on the capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky and the infrastructure improvements and capacity expansion investments at our frozen pasta facility in Altoona, Iowa. Payments for property additions totaled $132.0 million in 2022 compared to $87.9 million in 2021.
Financing activities used net cash totaling $97.3 million and $95.4 million in 2022 and 2021, respectively. The vast majority of the cash used in financing activities is attributed to the payment of dividends, and the 2022 increase in cash used in financing activities was primarily due to higher dividend payments. The regular dividend payout rate for 2022 was $3.15 per share, as compared to $2.95 per share in 2021. This past fiscal year marked the 59th consecutive year of increased regular cash dividends.
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

Although typically less notable, we are also exposed to the unfavorable effects of general inflation beyond material and freight costs, especially in the areas of labor rates, including annual wage adjustments and benefit costs. Over time, we attempt to minimize the exposure to such cost increases through ongoing improvements and greater efficiencies throughout our manufacturing operations, including benefits gained through our lean six sigma program and strategic investments in plant equipment.
With regard to the impact of commodity and freight costs on Foodservice segment operating income, most of our supply contracts with national chain restaurant accounts incorporate pricing adjustments to account for changes in ingredient and freight costs. These supply contracts may vary by account specific to the time lapse between the actual change in ingredient and freight costs we incur and the effective date of the associated price increase or decrease. As a result, the reported operating margins of the Foodservice segment are subject to increased volatility during periods of rapidly rising or falling ingredient and/or freight costs because at least some portion of the change in ingredient and/or freight costs is reflected in the segment’s results prior to the impact of any associated change in pricing. In addition, the Foodservice segment has an inherently higher degree of margin volatility from changes in ingredient costs when compared to the Retail segment due to its overall lower margin profile and higher ratio of ingredient pounds to net sales. In Retail, there is an opportunity to offset the impact of inflationary costs through net price realization actions including list price increases, decreased trade spending and packaging size changes. Note that all these Retail cost-recovery options entail some inherent risks and uncertainties, and the implementation timeframe can lag the input cost changes. We also implement value engineering initiatives, such as the use of lower-cost packaging materials and alternative ingredients and/or recipes, to reduce Retail and Foodservice product costs to help offset inflation.
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
•the reaction of customers or consumers to pricing actions we take to offset inflationary costs;
•fluctuations in the cost and availability of ingredients and packaging;
•dependence on contract manufacturers, distributors and freight transporters, including their operational capacity and financial strength in continuing to support our business;
•the impact of customer store brands on our branded retail volumes;
•capacity constraints that may affect our ability to meet demand or may increase our costs;
•adequate supply of labor for our manufacturing facilities;
•cyber-security incidents, information technology disruptions, and data breaches;
•complexities related to the implementation of our new enterprise resource planning system;
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
RAW MATERIAL PRICE RISK
We purchase a variety of commodities and other raw materials, such as soybean oil, flour, eggs and dairy-based materials, which we use as ingredients for our products. The market prices for these commodities are subject to fluctuation based upon a number of economic factors and may become volatile at times. While we do not use any derivative commodity instruments to hedge against commodity price risk, we do actively manage a portion of the risk through a structured forward purchasing program for certain key materials such as soybean oil and flour. In addition, we have implemented a procurement strategy for a portion of our egg needs through the use of grain-based pricing contracts to reduce our exposure to egg market spot prices. These programs, coupled with short-term fixed price arrangements on other significant raw materials, provide us more predictable input costs, which, in addition to the supply contracts with our foodservice customers that allow us to pass along price increases for commodities, help to reduce margin volatility during periods of significant volatility in the commodity markets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lancaster Colony Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2022, and the related notes (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Valuation of Long-Lived Assets and Other Intangible Assets - Refer to Notes 1 and 6 in the Financial Statements
Critical Audit Matter Description
The Company monitors the recoverability of the carrying value of its long-lived and other intangible assets by periodically considering whether indicators of impairment are present. Indicators of impairment may include, but are not limited to, factors such as adverse changes in the macroeconomic environment, adverse changes in the extent or manner an asset or group of assets are used by management, unfavorable events impacting current and projected operating results and cash flows, or decisions to explore strategic alternatives or exit individual businesses before the end of their expected useful life. If such indicators are present, the Company determines if the assets are recoverable by comparing the sum of the undiscounted cash flows to the assets’ carrying amounts. If the carrying amounts are greater, then the assets are not recoverable. The net other intangible asset balance was $32.3 million and $58.8 million at June 30, 2022 and 2021, respectively. The long-lived asset balances, comprised of net property, plant and equipment and operating lease right of use assets, totaled $479.5 million and $387.1 million at June 30, 2022 and 2021, respectively.
Given the subjectivity in determining qualitative and quantitative impairment indicators for an asset group, management exercises significant judgment in the identification of whether impairment indicators are present. Accordingly, auditing management's determination of whether impairment indicators exist for an asset group was challenging due to the judgment applied in both the identification of such factors, and the evaluation of whether the factors have an impact on the recovery of the carrying value of the asset group.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s identification of potential indicators of impairment of its long-lived and other intangible assets included the following, among others:
•We evaluated the design and tested the operating effectiveness of controls over management’s evaluation of impairment indicators.
•We evaluated the reasonableness of management’s assessment of impairment indicators by:
◦Evaluating management’s process for identifying qualitative and quantitative impairment indicators by asset group and whether management appropriately considered such indicators.
◦Conducting a completeness assessment to determine whether additional impairment indicators were present during the period that were not identified by management.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 25, 2022

We have served as the Company’s auditor since 1961.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(Amounts in thousands, except share data)	2022	2021
ASSETS
Current Assets:
Cash and equivalents	$60,283	$188,055
Receivables	135,496	97,897
Inventories:
Raw materials	56,460	48,895
Finished goods	88,242	72,980
Total inventories	144,702	121,875
Other current assets	11,300	15,654
Total current assets	351,781	423,481
Property, Plant and Equipment:
Land, buildings and improvements	321,654	252,174
Machinery and equipment	463,975	424,015
Total cost	785,629	676,189
Less accumulated depreciation	334,261	311,567
Property, plant and equipment-net	451,368	364,622
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	32,323	58,766
Operating lease right-of-use assets	28,177	22,455
Other noncurrent assets	18,354	23,590
Total	$1,090,374	$1,101,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$114,972	$110,338
Accrued liabilities	50,613	63,585
Total current liabilities	165,585	173,923
Noncurrent Operating Lease Liabilities	20,494	17,228
Other Noncurrent Liabilities	20,719	28,285
Deferred Income Taxes	38,889	38,702
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-2022-27,520,237 shares; 2021-27,531,040 shares	137,814	128,617
Retained earnings	1,485,045	1,482,220
Accumulated other comprehensive loss	(11,172)	(8,253)
Common stock in treasury, at cost	(767,000)	(759,437)
Total shareholders’ equity	844,687	843,147
Total	$1,090,374	$1,101,285
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
(Amounts in thousands, except per share data)	2022	2021	2020
Net Sales	$1,676,390	$1,467,067	$1,334,388
Cost of Sales	1,320,671	1,080,344	976,352
Gross Profit	355,719	386,723	358,036
Selling, General and Administrative Expenses	212,098	205,363	180,945
Change in Contingent Consideration	(3,470)	(5,687)	257
Restructuring and Impairment Charges	35,180	1,195	886
Operating Income	111,911	185,852	175,948
Other, Net	477	(107)	3,129
Income Before Income Taxes	112,388	185,745	179,077
Taxes Based on Income	22,802	43,413	42,094
Net Income	$89,586	$142,332	$136,983
Net Income Per Common Share:
Basic	$3.26	$5.17	$4.98
Diluted	$3.25	$5.16	$4.97
Weighted Average Common Shares Outstanding:
Basic	27,448	27,475	27,448
Diluted	27,472	27,518	27,496
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
(Amounts in thousands)	2022	2021	2020
Net Income	$89,586	$142,332	$136,983
Other Comprehensive (Loss) Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Net (loss) gain arising during the period, before tax	(4,029)	4,490	(2,662)
Amortization of loss, before tax	401	672	546
Amortization of prior service credit, before tax	(181)	(181)	(182)
Total Other Comprehensive (Loss) Income, Before Tax	(3,809)	4,981	(2,298)
Tax Attributes of Items in Other Comprehensive (Loss) Income:
Net (loss) gain arising during the period, tax	942	(1,049)	622
Amortization of loss, tax	(94)	(157)	(128)
Amortization of prior service credit, tax	42	42	42
Total Tax Benefit (Expense)	890	(1,164)	536
Other Comprehensive (Loss) Income, Net of Tax	(2,919)	3,817	(1,762)
Comprehensive Income	$86,667	$146,149	$135,221
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
(Amounts in thousands)	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$89,586	$142,332	$136,983
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	45,880	44,509	37,963
Change in contingent consideration	(3,470)	(5,687)	257
Deferred income taxes and other changes	2,230	4,629	11,402
Stock-based compensation expense	9,563	7,126	6,115
Restructuring and impairment charges	32,285	1,195	(268)
(Gain) loss on sale of property	(123)	61	315
Pension plan activity	(548)	(149)	(578)
Changes in operating assets and liabilities:
Receivables	(37,599)	(11,293)	(10,913)
Inventories	(22,827)	(36,827)	1,024
Other current assets	3,925	(3,524)	(14,267)
Accounts payable and accrued liabilities	(17,089)	31,817	2,736
Net cash provided by operating activities	101,813	174,189	170,769
Cash Flows From Investing Activities:
Payments for property additions	(131,972)	(87,865)	(82,642)
Proceeds from sale of property	368	150	129
Other-net	(636)	(1,262)	(752)
Net cash used in investing activities	(132,240)	(88,977)	(83,265)
Cash Flows From Financing Activities:
Payment of dividends	(86,761)	(81,233)	(75,644)
Purchase of treasury stock	(7,563)	(8,533)	(5,459)
Tax withholdings for stock-based compensation	(366)	(3,662)	(3,806)
Other-net	(2,655)	(2,002)	(610)
Net cash used in financing activities	(97,345)	(95,430)	(85,519)
Net change in cash and equivalents	(127,772)	(10,218)	1,985
Cash and equivalents at beginning of year	188,055	198,273	196,288
Cash and equivalents at end of year	$60,283	$188,055	$198,273
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2019	27,491	$122,844	$1,359,782	$(10,308)	$(745,445)	$726,873
Net income			136,983			136,983
Net pension and postretirement benefit losses, net of $(536) tax effect				(1,762)		(1,762)
Cash dividends - common stock ($2.75 per share)			(75,644)			(75,644)
Purchase of treasury stock	(38)				(5,459)	(5,459)
Stock-based plans	71	(3,806)				(3,806)
Stock-based compensation expense		6,115				6,115
Balance, June 30, 2020	27,524	125,153	1,421,121	(12,070)	(750,904)	783,300
Net income			142,332			142,332
Net pension and postretirement benefit gains, net of $1,164 tax effect				3,817		3,817
Cash dividends - common stock ($2.95 per share)			(81,233)			(81,233)
Purchase of treasury stock	(46)				(8,533)	(8,533)
Stock-based plans	53	(3,662)				(3,662)
Stock-based compensation expense		7,126				7,126
Balance, June 30, 2021	27,531	128,617	1,482,220	(8,253)	(759,437)	843,147
Net income			89,586			89,586
Net pension and postretirement benefit losses, net of $(890) tax effect				(2,919)		(2,919)
Cash dividends - common stock ($3.15 per share)			(86,761)			(86,761)
Purchase of treasury stock	(45)				(7,563)	(7,563)
Stock-based plans	34	(366)				(366)
Stock-based compensation expense		9,563				9,563
Balance, June 30, 2022	27,520	$137,814	$1,485,045	$(11,172)	$(767,000)	$844,687
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
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. By policy, we limit the amount of credit exposure to any one institution or issuer. Our concentration of credit risk with respect to trade accounts receivable is mitigated by our credit evaluation process and our broad Retail and Foodservice customer base. However, see Note 9 with respect to our accounts receivable with Walmart Inc. and McLane Company, Inc., a wholesale distribution subsidiary of Berkshire Hathaway, Inc.
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
Purchases of property, plant and equipment included in Accounts Payable and excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows at June 30 were as follows:

	2022	2021	2020
Construction in progress in Accounts Payable	$19,644	$16,110	$2,909
The following table sets forth depreciation expense, including finance lease amortization, in each of the years ended June 30:

	2022	2021	2020
Depreciation expense	$39,799	$37,172	$31,604
In 2022, we recorded an impairment charge of $7.6 million for certain property, plant and equipment related to the Bantam Bagels, LLC (“Bantam”) business. This charge resulted from our decision to explore strategic alternatives and ultimately exit this business and represents the excess of the carrying value over the fair value. The fair value was based on agreed-upon selling prices for these assets, which represents a Level 2 measurement within the fair value hierarchy. The impairment charge is reflected in Restructuring and Impairment Charges and was not allocated to our two reportable segments due to its unusual nature.
Deferred Software Costs
We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in Other Current Assets or Other Noncurrent Assets and are amortized on a straight-line basis over the estimated useful life. In 2022, 2021 and 2020, we capitalized $1.6 million, $3.5 million and $10.3 million, respectively, of deferred software costs related to cloud computing arrangements.
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
Goodwill and Other Intangible Assets
Goodwill is not amortized. It is evaluated annually at April 30, or when events or circumstances indicate potential recoverability concerns, by applying impairment testing procedures. Other intangible assets are amortized on a straight-line basis over their estimated useful lives to Selling, General and Administrative Expenses. We monitor the recoverability of the carrying value of our other intangible assets similar to our long-lived assets discussed above. Carrying amounts are adjusted appropriately when determined to have been impaired. See further discussion regarding goodwill and other intangible assets in Note 6.
Leases
We record right-of-use assets and lease liabilities based on the present value of the lease payments for operating leases and finance leases with an initial term in excess of 12 months. We made an accounting policy election to exclude short-term leases from our Consolidated Balance Sheets.
In evaluating our contracts to determine whether a contract is or contains a lease, we consider the following:
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In determining how to allocate consideration between lease and non-lease components in a contract that was deemed to contain a lease, we use judgment and consistent application of assumptions to reasonably allocate the consideration.
For leases containing options to extend or terminate, we determine whether the extension or termination should be considered reasonably certain to be exercised.
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
Shareholders’ Equity
We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock with no par value and 1,150,000 shares of Class C Nonvoting Preferred Stock with no par value. Our Board of Directors approved a share repurchase authorization of 2,000,000 common shares in November 2010. At June 30, 2022, 1,225,545 common shares remained authorized for future purchase.
Revenue Recognition
When Performance Obligations Are Satisfied
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The singular performance obligation of our customer contracts is determined by each individual purchase order and the respective food products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to our customer. Specifically, control transfers to our customers when the product is delivered to or picked up by our customers based upon applicable shipping terms, as our customers can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. The performance obligations in our customer contracts are generally satisfied within 30 days. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of June 30, 2022.
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
Contract Balances
We do not have deferred revenue or unbilled receivable balances and thus do not have any related contract asset and liability balances as of June 30, 2022.
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

	2022	2021	2020
Advertising expense as a percentage of net sales	1%	2%	2%
Research and Development Costs
We expense research and development costs as they are incurred. The estimated amount spent during each of the last three years on research and development activities was less than 1% of net sales.
Stock-Based Employee Compensation Plans
We account for our stock-based employee compensation plans in accordance with GAAP for stock-based compensation, which requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. See further discussion and disclosure in Note 10.
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
Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets will be realized and thus we have not recorded any valuation allowance for the years ended June 30, 2022 or 2021.
In accordance with accounting literature related to uncertainty in income taxes, tax benefits and liabilities from uncertain tax positions that are recognized in the financial statements are measured based on the largest attribute that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position. See further discussion in Note 8.
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
Basic and diluted net income per common share were calculated as follows:

	2022	2021	2020
Net income	$89,586	$142,332	$136,983
Net income available to participating securities	(224)	(285)	(278)
Net income available to common shareholders	$89,362	$142,047	$136,705

Weighted average common shares outstanding - basic	27,448	27,475	27,448
Incremental share effect from:
Nonparticipating restricted stock	2	2	2
Stock-settled stock appreciation rights (1)	21	41	46
Performance units	1	—	—
Weighted average common shares outstanding - diluted	27,472	27,518	27,496

Net income per common share - basic	$3.26	$5.17	$4.98
Net income per common share - diluted	$3.25	$5.16	$4.97
(1)Excludes the impact of 0.3 million, 0.1 million and 0.2 million weighted average stock-settled stock appreciation rights outstanding in 2022, 2021 and 2020, respectively, because their effect was antidilutive.

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
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	2022	2021
Accumulated other comprehensive loss at beginning of year	$(8,253)	$(12,070)
Defined Benefit Pension Plan Items:
Net (loss) gain arising during the period	(4,388)	4,340
Amortization of unrecognized net loss (1)	428	692
Postretirement Benefit Plan Items: (2)
Net gain arising during the period	359	150
Amortization of unrecognized net gain	(27)	(20)
Amortization of prior service credit	(181)	(181)
Total other comprehensive (loss) income, before tax	(3,809)	4,981
Total tax benefit (expense)	890	(1,164)
Other comprehensive (loss) income, net of tax	(2,919)	3,817
Accumulated other comprehensive loss at end of year	$(11,172)	$(8,253)
(1)Included in the computation of net periodic benefit income/cost. See Note 11 for additional information.
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
Our financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and equivalents, accounts receivable, accounts payable, contingent consideration payable and defined benefit pension plan assets. The estimated fair value of cash and equivalents, accounts receivable and accounts payable approximates their carrying value. See Note 11 for fair value disclosures related to our defined benefit pension plan assets.
Impairment charges for property, plant and equipment and intangible assets resulted from nonrecurring fair value measurements. See further discussion in Note 1 and Note 6.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Our contingent consideration, which resulted from the earn-out associated with our acquisition of Bantam, was included in Other Noncurrent Liabilities. The following table summarizes our contingent consideration as of June 30:

Fair Value Measurements at June 30, 2022
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$—	$—

Fair Value Measurements at June 30, 2021
	Level 1	Level 2	Level 3	Total
Contingent consideration - Bantam	$—	$—	$3,470	$3,470
Bantam Contingent Consideration
This contingent consideration resulted from the earn-out associated with our October 19, 2018 acquisition of Bantam. In general, the terms of the acquisition specified the sellers could receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Bantam for the twelve months ending December 31, 2023. The initial fair value of the contingent consideration was determined to be $8.0 million. Prior to our May 2022 decision to exit the business, the fair value was measured on a recurring basis using a Monte Carlo simulation that randomly changed revenue growth, forecasted adjusted EBITDA and other uncertain variables to estimate an expected value. We recorded the present value of these amounts by applying a discount rate. As these fair value measurements were based on significant inputs not observable in the market, they represented Level 3 measurements within the fair value hierarchy. There was no liability recorded for Bantam’s contingent consideration at June 30, 2022.
Our 2022 fair value measurements resulted in a $3.5 million reduction in the fair value of Bantam’s contingent consideration based on changes in Bantam’s forecasted adjusted EBITDA for the twelve months ending December 31, 2023, as well as a refinement to the estimated probabilities applied to our forecast scenarios. The changes in forecasted adjusted EBITDA reflected lower projected sales levels for both the Retail and Foodservice business. The changes in estimated probabilities reflected a lower likelihood of attaining certain Foodservice business. We recorded $2.6 million of this adjustment in our Foodservice segment and $0.9 million in our Retail segment.
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
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	2022	2021
Contingent consideration at beginning of year	$3,470	$9,157
Change in contingent consideration included in operating income	(3,470)	(5,687)
Contingent consideration at end of year	$—	$3,470

Note 3 – Long-Term Debt
At June 30, 2022 and 2021, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 19, 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. In the event that LIBOR becomes unavailable or is no longer deemed an appropriate reference rate, the Facility allows for the use of a benchmark replacement rate. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.

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
At June 30, 2022 and 2021, we had no borrowings outstanding under the Facility. At June 30, 2022 and 2021, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest in 2022 and 2021.

Note 4 – Leases
We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. Our operating leases include leases for real estate for some of our office and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these operating leases range from 1 year to 10 years.
We have finance leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. These leases are generally for non-manufacturing equipment used in our business and warehouse facilities. The remaining lease terms for these finance leases range from 1 year to 3 years.
As of June 30, 2022 and 2021, the weighted-average discount rate of our operating leases was 2.6% and 2.9%, respectively. As of June 30, 2022 and 2021, the weighted-average discount rate of our finance leases was 1.8% and 1.9%, respectively.
The components of lease expense in each of the years ended June 30 have been provided as follows:

	2022	2021	2020
Operating lease cost in Cost of Sales and Selling, General and Administrative Expenses	$9,246	$8,300	$8,726
Finance lease cost:
Amortization of assets in Cost of Sales and Selling, General and Administrative Expenses	$2,413	$1,571	$335
Interest on lease liabilities in Other, Net	153	156	73
Total finance lease cost	$2,566	$1,727	$408
Short-term lease cost in Cost of Sales and Selling, General and Administrative Expenses	4,639	2,652	2,405
Total net lease cost	$16,451	$12,679	$11,539

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Supplemental balance sheet information related to leases at June 30 is as follows:

	2022	2021
Operating Leases
Operating Lease Right-Of-Use Assets	$28,177	$22,455

Current operating lease liabilities in Accrued Liabilities	$8,874	$6,861
Noncurrent Operating Lease Liabilities	20,494	17,228
Total operating lease liabilities	$29,368	$24,089

Finance Leases
Finance lease right-of-use assets in Property, Plant and Equipment-Net	$7,217	$9,212

Current finance lease liabilities in Accrued Liabilities	$2,542	$2,517
Noncurrent finance lease liabilities in Other Noncurrent Liabilities	4,320	6,667
Total finance lease liabilities	$6,862	$9,184
Supplemental cash flow information related to leases in each of the years ended June 30 is as follows:

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,603	$8,501	$8,923
Operating cash flows from finance leases	$153	$156	$73
Financing cash flows from finance leases	$2,655	$2,002	$432

Supplemental noncash information on operating lease liabilities arising from obtaining right-of-use assets	$16,617	$7,005	$5,611
Supplemental noncash information on operating lease liabilities removed due to purchase of leased asset	$—	$—	$5,765
Supplemental noncash information on finance lease liabilities arising from obtaining right-of-use assets	$334	$9,035	$631
As of June 30, 2022, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2023	$9,541	$2,644
2024	8,016	2,122
2025	5,223	1,973
2026	4,995	306
2027	2,697	—
Thereafter	546	—
Total minimum payments	$31,018	$7,045
Less amount representing interest	(1,650)	(183)
Present value of lease obligations	$29,368	$6,862
As of June 30, 2022 and 2021, the weighted-average remaining term of our operating leases was 4.0 years and 4.4 years, respectively. As of June 30, 2022 and 2021, the weighted-average remaining term of our finance leases was 3.0 years and 4.0 years, respectively.
We have additional operating lease commitments totaling $1.9 million for equipment that had not been delivered as of June 30, 2022.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 5 – Commitments and Contingencies
In addition to the items discussed below, at June 30, 2022, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
We have a significant remaining commitment of approximately $30 million related to a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky.
24% of our employees are represented under various collective bargaining contracts. The labor contract for our Vineland, New Jersey plant facility, which produces frozen bread products, will expire on December 31, 2022. 6% of our employees are represented under this collective bargaining contract. None of our other collective bargaining contracts will expire within one year.

Note 6 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at June 30, 2022 and 2021.

The following table summarizes our identifiable other intangible assets at June 30:

	2022	2021
Tradenames (20 to 30-year life)
Gross carrying value	$37,100	$62,531
Accumulated amortization	(8,385)	(12,421)
Net carrying value	$28,715	$50,110
Customer Relationships (2 to 15-year life)
Gross carrying value	$14,207	$17,507
Accumulated amortization	(12,727)	(12,912)
Net carrying value	$1,480	$4,595
Technology / Know-how (10-year life)
Gross carrying value	$6,350	$8,020
Accumulated amortization	(4,222)	(3,973)
Net carrying value	$2,128	$4,047
Non-compete Agreements (5-year life)
Gross carrying value	$191	$191
Accumulated amortization	(191)	(177)
Net carrying value	$—	$14
Total net carrying value	$32,323	$58,766
In 2022, we recorded impairment charges of $13.2 million to write off the net carrying value of Bantam’s tradename, customer relationships and technology / know-how intangible assets. These impairment charges were reflected in Restructuring and Impairment Charges. We recorded $0.9 million in our Retail segment related to lower projected cash flows for Bantam’s Retail business. The remaining $12.3 million, which resulted from our decision to explore strategic alternatives for this business, was not allocated to our two reportable segments due to its unusual nature.
In 2022, we also recorded an impairment charge of $8.8 million related to the tradename intangible asset of Angelic Bakehouse, Inc. (“Angelic”), which reflected the impact of lower projected sales for Angelic’s branded Retail business. This impairment charge was reflected in Restructuring and Impairment Charges and was recorded in our Retail segment.
In 2021, we recorded impairment charges of $1.2 million related to certain tradename and technology / know-how intangible assets for Bantam, which reflected the impact of a SKU rationalization by a Foodservice customer resulting in the loss of sales to that customer after November 30, 2020. The impairment charges were reflected in Restructuring and Impairment Charges and were recorded in our Foodservice segment. We also reduced the remaining useful life for Bantam’s Foodservice customer relationship and recorded accelerated amortization expense.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The impairment charges discussed above represent the excess of the carrying value over the fair value of estimated discounted cash flows specific to the remaining useful lives of the related intangible assets. As the fair value measurements were based on significant inputs not observable in the market, they represent Level 3 measurements within the fair value hierarchy.
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows in each of the years ended June 30:

	2022	2021	2020
Amortization expense	$4,437	$5,255	$5,061
Total annual amortization expense for each of the next five years is estimated to be as follows:

2023	$2,514
2024	$2,514
2025	$2,212
2026	$1,610
2027	$1,426

Note 7 – Liabilities
Accrued liabilities at June 30 were composed of:

	2022	2021
Compensation and employee benefits	$16,300	$32,521
Distribution	11,862	8,803
Operating leases	8,874	6,861
Royalties	4,705	5,783
Finance leases	2,542	2,517
Other taxes	1,592	1,665
Other	4,738	5,435
Total accrued liabilities	$50,613	$63,585
Other noncurrent liabilities at June 30 were composed of:

	2022	2021
Workers compensation	$7,265	$8,777
Deferred compensation and accrued interest	4,934	4,606
Finance leases	4,320	6,667
Pension benefit liability	1,813	1,675
Gross tax contingency reserve	925	1,253
Postretirement benefit liability	867	1,145
Contingent consideration	—	3,470
Other	595	692
Total other noncurrent liabilities	$20,719	$28,285

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 8 – Income Taxes
We file a consolidated federal income tax return. Taxes based on income for the years ended June 30 have been provided as follows:

	2022	2021	2020
Currently payable:
Federal	$19,751	$32,655	$23,392
State and local	1,974	7,460	6,808
Total current provision	21,725	40,115	30,200
Deferred federal, state and local provision	1,077	3,298	11,894
Total taxes based on income	$22,802	$43,413	$42,094
For the years ended June 30, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State and local income taxes	0.7	3.2	3.1
Research and development tax credit	(1.7)	(0.8)	—
Net windfall tax benefits - stock-based compensation	(0.1)	(0.6)	(0.8)
Other	0.4	0.6	0.2
Effective rate	20.3%	23.4%	23.5%
Our net deferred tax liability for all periods presented has been classified as noncurrent. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 were comprised of:

	2022	2021
Deferred tax assets:
Employee medical and other benefits	$6,638	$6,853
Operating lease liabilities	6,553	5,181
Receivables	2,756	2,175
Inventories	1,668	3,003
Other accrued liabilities	1,443	1,719
Total deferred tax assets	19,058	18,931
Deferred tax liabilities:
Property, plant and equipment	(33,738)	(31,052)
Goodwill	(15,930)	(14,174)
Operating lease right-of-use assets	(6,726)	(5,298)
Intangible assets	(1,494)	(7,076)
Other	(59)	(33)
Total deferred tax liabilities	(57,947)	(57,633)
Net deferred tax liability	$(38,889)	$(38,702)
Prepaid federal income taxes of $5.1 million were included in Other Current Assets at June 30, 2021. Prepaid state and local income taxes of $1.9 million and $1.1 million were included in Other Current Assets at June 30, 2022 and 2021, respectively.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Net cash payments for income taxes for each of the years ended June 30 were as follows:

	2022	2021	2020
Net cash payments for income taxes	$17,827	$40,735	$30,958
The gross tax contingency reserve at June 30, 2022 was $0.9 million and consisted of estimated tax liabilities of $0.4 million and interest and penalties of $0.5 million. The unrecognized tax benefits recorded as the gross tax contingency reserve noted in the following table for June 30, 2022 and 2021 would affect our effective tax rate, if recognized.
The following table sets forth changes in our total gross tax contingency reserve (including interest and penalties):

	2022	2021
Balance, beginning of year	$1,253	$968
Tax positions related to the current year:
Additions	—	—
Reductions	—	—
Tax positions related to prior years:
Additions	45	311
Reductions	(373)	(26)
Settlements	—	—
Balance, end of year	$925	$1,253
We have not classified any of the gross tax contingency reserve at June 30, 2022 in Accrued Liabilities as none of these amounts are expected to be resolved within the next 12 months. Consequently, the entire liability of $0.9 million was included in Other Noncurrent Liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations.
We recognize interest and penalties related to these tax liabilities in income tax expense. For each of the years ended June 30, we recognized the change in the accrual for net tax-related interest and penalties as follows:

	2022	2021
(Benefit) expense recognized for net tax-related interest and penalties	$(22)	$48
We had accrued interest and penalties at June 30 as follows:

	2022	2021
Accrued interest and penalties included in the gross tax contingency reserve	$507	$529
We file federal and various state and local income tax returns in the United States. With limited exceptions, we are no longer subject to examination of U.S. federal or state and local income taxes for years prior to 2019.

Note 9 – Business Segment Information
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. We evaluate our segments based on net sales and operating income. In 2021, our Chief Operating Decision Maker (“CODM”), in order to drive enhanced accountability and transparency throughout our organization, initiated a review of functional costs that had historically been part of the indirect costs allocated to our two reportable segments. This review was completed as part of our preparation for our enterprise resource planning system implementation. As a result of this review, our CODM identified certain support functions that were more appropriately presented within corporate expenses to facilitate the management of the business, including assessing segment performance and allocating resources. These changes were effective in 2021, and all historical information was retroactively conformed to the current presentation. These changes had no effect on previously reported consolidated net sales, gross profit, operating income, net income or earnings per share.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Retail - The vast majority of the products we sell in the Retail segment are sold through sales personnel, food brokers and distributors in the United States. We have placement of products in grocery produce departments through our refrigerated salad dressings, vegetable dips and fruit dips. We also have products typically marketed in the shelf-stable section of the grocery store, which include salad dressings, slaw dressing, sauces and croutons. Within the frozen food section of the grocery store, we sell yeast rolls and garlic breads.
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
The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments in each of the years ended June 30:

	2022	2021	2020
Retail
Shelf-stable dressings, sauces and croutons	$375,031	$297,572	$205,062
Frozen breads	331,812	308,482	290,940
Refrigerated dressings, dips and other	208,367	222,909	218,125
Total Retail net sales	$915,210	$828,963	$714,127
Foodservice
Dressings and sauces	$574,264	$477,940	$436,909
Frozen breads and other	186,916	156,457	161,093
Other roll products	—	3,707	22,259
Total Foodservice net sales	$761,180	$638,104	$620,261
Total net sales	$1,676,390	$1,467,067	$1,334,388
The following table provides an additional disaggregation of Foodservice net sales by type of customer in each of the years ended June 30:

	2022	2021	2020
Foodservice
National accounts	$588,955	$494,874	$459,880
Branded and other	172,225	139,523	138,122
Other roll products	—	3,707	22,259
Total Foodservice net sales	$761,180	$638,104	$620,261

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following sets forth certain additional financial information attributable to our reportable segments, certain amounts not allocated among our reportable segments and amounts retained at the corporate level for the years ended June 30:

	2022	2021	2020
Net Sales (1) (2)
Retail	$915,210	$828,963	$714,127
Foodservice	761,180	638,104	620,261
Total	$1,676,390	$1,467,067	$1,334,388
Operating Income (2) (3)
Retail	$151,627	$188,403	$161,487
Foodservice	82,745	89,048	80,475
Nonallocated Restructuring and Impairment Charges (4)	(25,507)	—	(886)
Corporate Expenses (5)	(96,954)	(91,599)	(65,128)
Total	$111,911	$185,852	$175,948
Identifiable Assets (1) (6)
Retail & Foodservice (7)	$1,017,055	$878,389	$771,270
Corporate	73,319	222,896	222,083
Total	$1,090,374	$1,101,285	$993,353
Payments for Property Additions (3)
Retail & Foodservice (7)	$130,502	$86,792	$81,067
Corporate	1,470	1,073	1,575
Total	$131,972	$87,865	$82,642
Depreciation and Amortization (3)
Retail & Foodservice (7)	$42,902	$41,356	$35,790
Corporate	2,978	3,153	2,173
Total	$45,880	$44,509	$37,963
(1)Net sales and long-lived assets are predominately domestic.
(2)All intercompany transactions have been eliminated.
(3)As discussed above, certain prior-year amounts were reclassified in 2021 to conform to the current presentation. These changes had no effect on previously reported consolidated totals.
(4)Reflects restructuring and impairment charges related to the Bantam business and a facility closure in 2022 and a plant closure in 2020, which were not allocated to our two reportable segments due to their unusual nature.
(5)Our Corporate Expenses include various expenses of a general corporate nature, expenditures for Project Ascent and costs related to certain divested or closed nonfood operations. These costs have not been allocated to the Retail and Foodservice segments.
(6)Retail and Foodservice identifiable assets include those assets used in our operations and other intangible assets allocated to purchased businesses. The increase in Retail and Foodservice identifiable assets from June 30, 2021 to June 30, 2022 reflected property additions due to several capacity expansion projects, higher receivables balances due to increased sales, and higher inventory levels due to increased input costs. The increase in Retail and Foodservice identifiable assets from June 30, 2020 to June 30, 2021 reflected property additions due to several capacity expansion projects and higher inventory levels due to increased commodity costs. Corporate assets consist principally of cash and equivalents. The decrease in Corporate assets from June 30, 2021 to June 30, 2022 reflected the decline in cash and equivalents.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Retail segment net sales attributable to Walmart Inc. (“Walmart”) and Foodservice segment net sales attributable to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., for each of the years ended June 30 were as follows:

	2022	2021	2020
Net sales to Walmart	$293,684	$267,090	$241,699
As a percentage of consolidated net sales	18%	18%	18%
Net sales to McLane	$188,717	$184,021	$174,242
As a percentage of consolidated net sales	11%	13%	13%
Accounts receivable attributable to Walmart and McLane at June 30 as a percentage of consolidated accounts receivable were as follows:

	2022	2021
Walmart	24%	27%
McLane	11%	9%

Note 10 – Stock-Based Compensation
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
We recognize compensation expense over the requisite service period of the grant. Compensation expense is reflected in Cost of Sales or Selling, General and Administrative Expenses based on the grantees’ salaries expense classification. We estimate a forfeiture rate based on historical experience.
Stock-Settled Stock Appreciation Rights
Prior to 2022, we used periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. We calculated the fair value of SSSARs grants using the Black-Scholes option-pricing model. Our policy is to issue shares upon SSSARs exercise from new shares that had been previously authorized.
In 2021 and 2020, we granted SSSARs to various employees under the terms of the plan. The following table summarizes information relating to these grants:

	2021	2020
SSSARs granted	124	180
Weighted average grant date fair value per right	$36.24	$24.06
Weighted average assumptions used in fair value calculations:
Risk-free interest rate	0.51%	1.17%
Dividend yield	1.69%	1.81%
Volatility factor of the expected market price of our common stock	28.63%	22.57%
Expected life in years	4.55	4.01
For these grants, the volatility factor was estimated based on actual historical volatility of our stock for a time period equal to the term of the SSSARs. The expected average life was determined based on historical exercise experience for this type of grant. The SSSARs we granted generally vest over a 3-year period whereby one-third vests on the first anniversary of the grant date, one-third vests on the second anniversary of the grant date and one-third vests on the third anniversary of the grant date.
The following table summarizes our SSSARs compensation expense and tax benefits recorded for each of the years ended June 30:

	2022	2021	2020
Compensation expense	$3,566	$3,568	$3,049
Tax benefits	$749	$749	$640
Intrinsic value of exercises	$317	$6,187	$6,693

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The total fair values of SSSARs vested for each of the years ended June 30 were as follows:

	2022	2021	2020
Fair value of vested rights	$4,095	$3,404	$2,972
The following table summarizes the activity relating to SSSARs granted under the plan for the year ended June 30, 2022:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	454	$156.49
Exercised	(44)	$138.20
Granted	—	$—
Forfeited	(17)	$167.03
Outstanding at end of year	393	$158.12	2.53	$269
Exercisable and vested at end of year	265	$153.36	2.19	$269
Vested and expected to vest at end of year	393	$158.13	2.53	$269
The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2022:

	Outstanding				Exercisable
			Weighted Average
Grant Years	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Exercise Price	Number Exercisable	Weighted Average Exercise Price
2021	$167.18-$187.30	115	3.65	$177.86	40	$177.86
2020	$153.71-$154.44	153	2.64	$153.74	100	$153.74
2019	$148.18-$180.60	90	1.67	$154.84	90	$154.84
2018	$121.09-$124.29	35	0.65	$121.18	35	$121.18
At June 30, 2022, there was $3.2 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 1 year.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In 2022, 2021 and 2020, we granted shares of restricted stock to various employees under the terms of the plan. The following table summarizes information relating to these grants:

	2022	2021	2020
Employees
Restricted stock granted	30	17	31
Grant date fair value	$5,691	$2,918	$4,813
Weighted average grant date fair value per award	$189.12	$177.89	$153.72
The restricted stock under these employee grants vests 3 years after the grant date. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status.
In 2022, 2021 and 2020, we also granted shares of restricted stock to our nonemployee directors under the terms of the plan. The following table summarizes information relating to each of these grants:

	2022	2021	2020
Nonemployee directors
Restricted stock granted	5	4	5
Grant date fair value	$799	$774	$760
Weighted average grant date fair value per award	$162.15	$172.89	$155.70

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The restricted stock under these nonemployee director grants generally vests 1 year after the grant date. All of the shares granted during 2022 are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests.
The following table summarizes our restricted stock compensation expense and tax benefits recorded for each of the years ended June 30:

	2022	2021	2020
Compensation expense	$4,942	$3,558	$3,066
Tax benefits	$1,038	$747	$644
The total fair values of restricted stock vested for each of the years ended June 30 were as follows:

	2022	2021	2020
Fair value of vested shares	$2,772	$3,148	$2,284
The following table summarizes the activity relating to restricted stock granted under the plan for the year ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of year	62	$161.35
Granted	35	$185.32
Vested	(17)	$159.49
Forfeited	(6)	$172.20
Unvested restricted stock at end of year	74	$172.27
At June 30, 2022, there was $6.2 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Performance Units
We made an initial grant of performance units in August 2021 as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. These performance units are based on two performance metrics, with equal weightings, as follows:
•a market condition based on relative total shareholder return versus the S&P 1500 Packaged Foods & Meats Index; and
•a performance condition based on revenue growth over the applicable performance period.
These performance units will vest 3 years after the grant date and will be settled in shares of common stock equal to the number of performance units granted multiplied by a percentage between 0% and 200% depending on the achievement of the above-noted performance metrics over the 3-year performance period. Our policy is to issue shares upon the vesting of performance units from new shares that had been previously authorized. Dividend equivalents earned during the vesting period will be paid at the time the awards vest.
In 2022, we granted performance units to various employees under the terms of the plan. The following table summarizes information relating to these grants:

2022
Performance units granted	20
Grant date fair value	$4,151
Weighted average grant date fair value per award	$201.67

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

For our performance units with a performance condition, the grant-date fair value is equal to the closing price of our common stock on the grant date. For our performance units with a market condition, the grant-date fair value is estimated using a Monte Carlo simulation. The assumptions used in the Monte Carlo simulation were as follows:

2022
Risk-free interest rate	0.41%
Dividend yield	1.65%
Volatility factor of the expected market price of our common stock	31.30%
The following table summarizes our performance units compensation expense and tax benefits recorded for the year ended June 30:

2022
Compensation expense	$1,055
Tax benefits	$222
The following table summarizes the activity relating to performance units granted under the plan for the year ended June 30, 2022:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested performance units at beginning of year	—	$—
Granted	20	$201.67
Vested	—	$—
Forfeited	(1)	$201.92
Unvested performance units at end of year	19	$201.65
At June 30, 2022, there was $2.6 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

Note 11 – Pension Benefits
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
The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2022	2021
Weighted-average assumption as of June 30
Discount rate	4.52%	2.58%
The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2022	2021	2020
Discount rate	2.58%	2.49%	3.35%
Expected long-term return on plan assets	5.00%	5.00%	6.50%
In determining the long-term expected return on plan assets, we consider our related investment guidelines, our expectations of long-term rates of return by asset category, our target asset allocation weighting and historical rates of return and volatility for equity and fixed income investments. The investment strategy for plan assets is to control and manage investment risk through diversification among asset classes, investment managers/funds and investment styles. The plans’

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

investment guidelines have been designed to meet the intended objective that plan assets earn at least nominal returns equal to or more than the plans’ liability growth rate. In consideration of the current average age of the plans’ participants, the investment guidelines are based upon an investment horizon of at least 10 years. In 2021, we completed an evaluation of the plans’ asset allocation and liabilities with assistance from an independent outside consultant. As a result, with the plans well-funded and no active employees continuing to accrue service cost or otherwise eligible to receive plan benefits, we reallocated the plan assets to better match the plan liabilities. Accordingly, we allocated a higher percentage of the plan assets to long-duration fixed income investments, thereby reducing equity exposure risk and mitigating the unfavorable impacts of interest rate volatility. This reallocation resulted in a reduction to the expected long-term return on plan assets.
The target and actual asset allocations for our plans at June 30 by asset category were as follows:

	Target Percentage of Plan Assets at June 30	Actual Percentage of Plan Assets
	2022	2022	2021
Equity securities	20%-80%	25	27
Fixed income, including cash	20%-80%	75	73
Total		100%	100%
Our target asset allocations are maintained through ongoing review and periodic rebalancing of equity and fixed income investments with assistance from an independent outside investment consultant. Also, the plan assets are diversified among asset classes, asset managers or funds and investment styles to avoid concentrations of risk. The higher allocation of plan assets to fixed income investments reflects the decision to better match the invested assets with the plans’ liabilities and the fact that the plans are well-funded with no active employees continuing to accrue service cost or otherwise eligible to receive plan benefits. We continue to allocate a modest amount of plan assets to cash to cover near-term expenses.
We categorize our plan assets within a three-level fair value hierarchy, as previously defined in Note 2. The following table summarizes the fair values and levels, within the fair value hierarchy, for our plan assets at June 30:

	June 30, 2022
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$734	$—	$—	$734
Money market funds	795	—	—	795
Mutual funds fixed income	20,628	—	—	20,628
Mutual funds equity	7,454	—	—	7,454
Total	$29,611	$—	$—	$29,611

	June 30, 2021
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$577	$—	$—	$577
Money market funds	1,140	—	—	1,140
Mutual funds fixed income	27,044	—	—	27,044
Mutual funds equity	10,658	—	—	10,658
Total	$39,419	$—	$—	$39,419
The plan assets classified at Level 1 include money market funds and mutual funds. Quoted market prices in active markets for identical assets are available for investments in this category.
Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$37,439	$39,969
Interest cost	935	965
Actuarial gain	(5,130)	(1,188)
Benefits paid	(2,201)	(2,307)
Benefit obligation at end of year	$31,043	$37,439

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

	2022	2021
Change in plan assets
Fair value of plan assets at beginning of year	$39,419	$36,768
Actual return on plan assets	(7,607)	4,931
Employer contributions	—	27
Benefits paid	(2,201)	(2,307)
Fair value of plan assets at end of year	$29,611	$39,419

	2022	2021
Funded status - net (accrued) prepaid benefit cost	$(1,432)	$1,980

	2022	2021
Amounts recognized in the Consolidated Balance Sheets consist of
Prepaid benefit cost (Other Noncurrent Assets)	$381	$3,655
Accrued benefit liability (Other Noncurrent Liabilities)	(1,813)	(1,675)
Net amount recognized	$(1,432)	$1,980

	2022	2021
Accumulated benefit obligation	$31,043	$37,439
The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2022	2021
Benefit obligations	$23,836	$7,206
Fair value of plan assets at end of year	$22,023	$5,531
Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2022	2021
Net actuarial loss	$16,098	$12,138
Income taxes	(3,762)	(2,837)
Total	$12,336	$9,301
The following table summarizes the components of net periodic benefit income for our pension plans at June 30:

	2022	2021	2020
Components of net periodic benefit income
Interest cost	$935	$965	$1,246
Expected return on plan assets	(1,911)	(1,779)	(2,302)
Amortization of unrecognized net loss	428	692	572
Net periodic benefit income	$(548)	$(122)	$(484)
We have not yet finalized our anticipated funding level for 2023, but based on initial estimates, we do not expect our 2023 contributions to our pension plans to be material.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Benefit payments estimated for future years are as follows:

2023	$2,679
2024	$2,640
2025	$2,601
2026	$2,540
2027	$2,473
2028 - 2032	$11,208

Note 12 – Defined Contribution and Other Employee Plans
Company-Sponsored Defined Contribution Plans
We sponsor four defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code. Contributions are determined under various formulas, and we contributed to each of these plans in 2022. Costs related to such plans for each of the years ended June 30 were as follows:

	2022	2021	2020
Costs related to company-sponsored defined contribution plans	$5,779	$5,015	$4,170
Multiemployer Plans
In the three years ended June 30, 2022, one of our subsidiaries participated in a multiemployer plan that provides pension benefits to retiree workers under a collective bargaining contract. This plan generally provides for retirement, death and/or termination benefits for eligible employees within the collective bargaining contract, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if a participating employer chooses to stop participating in the multiemployer plan, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
Our participation in this multiemployer pension plan for the three years ended June 30, 2022 is reflected in the following table. All information in the table is as of December 31 of the relevant year, except contributions which are based on our fiscal year, or except as otherwise noted. The EIN/PN column provides the Employer Identification Number (“EIN”) and the Plan Number (“PN”). The pension protection act zone status is based on information that we received from the plan. Among other factors, generally, plans in critical status (red zone) are less than 65 percent funded, plans in endangered or seriously endangered status (yellow zone or orange zone, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the green zone. The FIP/RP status pending/implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. There have been no significant changes that affect the comparability of 2022, 2021 or 2020 contributions.

		Pension Protection Act Zone Status			Fiscal Year Contributions
Plan Name	EIN/PN	2021	2020	FIP/RP Status Pending / Implemented	2022	2021	2020	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Western Conference of Teamsters Pension Plan	916145047- 001	Green 12/31/20	Green 12/31/19	No	$296	$327	$327	No	12/15/2025

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Under this multiemployer plan and one additional multiemployer plan, we also contribute amounts for health and welfare benefits that are defined by each plan. These benefits are not vested. The contributions required by our participation in these plans for each of the years ended June 30 were as follows:

	2022	2021	2020
Multiemployer health and welfare plan contributions	$3,360	$3,428	$3,242
We also make non-elective contributions for the union employees at our Bedford Heights, Ohio plant into a union-sponsored multiemployer 401(k) plan. Our contributions totaled $0.9 million, $0.7 million and $0.7 million in 2022, 2021 and 2020, respectively.
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
The following table summarizes our liability for total deferred compensation and accrued interest at June 30:

	2022	2021
Liability for deferred compensation and accrued interest	$4,934	$4,606
Deferred compensation expense for each of the years ended June 30 was as follows:

	2022	2021	2020
Deferred compensation expense	$157	$147	$239

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lancaster Colony Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2022, of the Company and our report dated August 25, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 25, 2022

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our November 2022 Annual Meeting of Shareholders (“2022 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
The information regarding delinquent Section 16(a) reports, if any, is incorporated by reference to the material under the heading “Delinquent Section 16(a) Reports” in our 2022 Proxy Statement.
The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2022 Proxy Statement.
The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2022 Proxy Statement.

Item 11. Executive Compensation
The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2022 Proxy Statement.
The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2022 and 2021 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2022 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2022 and 2021 and for each of the three years in the period ended June 30, 2022, together with the report thereon of Deloitte & Touche LLP dated August 25, 2022, are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets as of June 30, 2022 and 2021
Consolidated Statements of Income for the years ended June 30, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended June 30, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended June 30, 2022, 2021 and 2020
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules. Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the related amounts are immaterial for all periods presented.
(a) (3) Exhibits Required by Item 601 of Regulation S-K and Item 15(b). See Index to Exhibits below.

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

Exhibit Number	Description

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

10.11(a)
Form of Performance Unit Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed November 3, 2021).

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

10.14(a)	Employment Offer Letter to Thomas K. Pigott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed March 15, 2019).

10.15(a)	Lancaster Colony Corporation Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed October 31, 2016).

10.16(a)	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed November 15, 2018).

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page of Lancaster Colony Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)

By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director

Date:	August 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID A. CIESINSKI	President, Chief Executive Officer	August 25, 2022
David A. Ciesinski	and Director
(Principal Executive Officer)

/s/ JOHN B. GERLACH, JR.	Executive Chairman of the Board	August 25, 2022
John B. Gerlach, Jr.	and Director

/s/ THOMAS K. PIGOTT	Vice President, Chief Financial Officer	August 25, 2022
Thomas K. Pigott	and Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ NEELI BENDAPUDI	Director	August 21, 2022
Neeli Bendapudi

/s/ BARBARA L. BRASIER	Director	August 19, 2022
Barbara L. Brasier

/s/ WILLIAM H. CARTER	Director	August 22, 2022
William H. Carter

/s/ ROBERT L. FOX	Director	August 22, 2022
Robert L. Fox

/s/ ELLIOT K. FULLEN	Director	August 21, 2022
Elliot K. Fullen

/s/ ALAN F. HARRIS	Director	August 19, 2022
Alan F. Harris

/s/ MICHAEL H. KEOWN	Director	August 21, 2022
Michael H. Keown

/s/ ROBERT P. OSTRYNIEC	Director	August 22, 2022
Robert P. Ostryniec