Form 10-Q
period 2022-09-30
LANCASTER COLONY CORP
filed 2022-11-03
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 14, 2022, there were approximately 27,553,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	September 30, 2022	June 30, 2022
ASSETS
Current Assets:
Cash and equivalents	$64,219	$60,283
Receivables	136,241	135,496
Inventories:
Raw materials	62,479	56,460
Finished goods	103,460	88,242
Total inventories	165,939	144,702
Other current assets	11,402	11,300
Total current assets	377,801	351,781
Property, Plant and Equipment:
Land, buildings and improvements	339,375	321,654
Machinery and equipment	472,961	463,975
Total cost	812,336	785,629
Less accumulated depreciation	344,250	334,261
Property, plant and equipment-net	468,086	451,368
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	31,694	32,323
Operating lease right-of-use assets	27,327	28,177
Other noncurrent assets	17,954	18,354
Total	$1,131,233	$1,090,374
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$135,367	$114,972
Accrued liabilities	55,548	50,613
Total current liabilities	190,915	165,585
Noncurrent Operating Lease Liabilities	19,438	20,494
Other Noncurrent Liabilities	19,779	20,719
Deferred Income Taxes	39,030	38,889
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-September-27,553,752 shares; June-27,520,237 shares	139,662	137,814
Retained earnings	1,500,570	1,485,045
Accumulated other comprehensive loss	(11,077)	(11,172)
Common stock in treasury, at cost	(767,084)	(767,000)
Total shareholders’ equity	862,071	844,687
Total	$1,131,233	$1,090,374
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2022	2021
Net Sales	$425,537	$392,056
Cost of Sales	326,482	299,689
Gross Profit	99,055	92,367
Selling, General and Administrative Expenses	49,757	51,856
Operating Income	49,298	40,511
Other, Net	(270)	20
Income Before Income Taxes	49,028	40,531
Taxes Based on Income	11,436	9,876
Net Income	$37,592	$30,655
Net Income Per Common Share:
Basic	$1.37	$1.11
Diluted	$1.36	$1.11

Weighted Average Common Shares Outstanding:
Basic	27,450	27,459
Diluted	27,458	27,515
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2022	2021
Net Income	$37,592	$30,655
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	169	100
Amortization of prior service credit, before tax	(45)	(45)
Total Other Comprehensive Income, Before Tax	124	55
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(40)	(23)
Amortization of prior service credit, tax	11	10
Total Tax Expense	(29)	(13)
Other Comprehensive Income, Net of Tax	95	42
Comprehensive Income	$37,687	$30,697
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$37,592	$30,655
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	11,203	11,262
Deferred income taxes and other changes	195	800
Stock-based compensation expense	2,465	2,274
Pension plan activity	(493)	(137)
Changes in operating assets and liabilities:
Receivables	(745)	(10,468)
Inventories	(21,237)	(36,494)
Other current assets	(102)	2,238
Accounts payable and accrued liabilities	21,986	(1,302)
Net cash provided by (used in) operating activities	50,864	(1,172)
Cash Flows From Investing Activities:
Payments for property additions	(24,585)	(30,227)
Proceeds from sale of property	1,159	221
Other-net	(55)	(87)
Net cash used in investing activities	(23,481)	(30,093)
Cash Flows From Financing Activities:
Payment of dividends	(22,067)	(20,675)
Purchase of treasury stock	(84)	(5,329)
Tax withholdings for stock-based compensation	(617)	(59)
Principal payments for finance leases	(679)	(638)
Net cash used in financing activities	(23,447)	(26,701)
Net change in cash and equivalents	3,936	(57,966)
Cash and equivalents at beginning of year	60,283	188,055
Cash and equivalents at end of period	$64,219	$130,089
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$7,544	$15
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2022
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2022	27,520	$137,814	$1,485,045	$(11,172)	$(767,000)	$844,687
Net income			37,592			37,592
Net pension and postretirement benefit gains, net of $29 tax effect				95		95
Cash dividends - common stock ($0.80 per share)			(22,067)			(22,067)
Purchase of treasury stock	—				(84)	(84)
Stock-based plans	34	(617)				(617)
Stock-based compensation expense		2,465				2,465
Balance, September 30, 2022	27,554	$139,662	$1,500,570	$(11,077)	$(767,084)	$862,071

	Three Months Ended September 30, 2021
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2021	27,531	$128,617	$1,482,220	$(8,253)	$(759,437)	$843,147
Net income			30,655			30,655
Net pension and postretirement benefit gains, net of $13 tax effect				42		42
Cash dividends - common stock ($0.75 per share)			(20,675)			(20,675)
Purchase of treasury stock	(30)				(5,329)	(5,329)
Stock-based plans	29	(59)				(59)
Stock-based compensation expense		2,274				2,274
Balance, September 30, 2021	27,530	$130,832	$1,492,200	$(8,211)	$(764,766)	$850,055
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant” or the “Company” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our 2022 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2023 refers to fiscal 2023, which is the period from July 1, 2022 to June 30, 2023.
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

	September 30,
	2022	2021
Construction in progress in Accounts Payable	$22,864	$22,685
Accrued Distribution
Accrued distribution included in Accrued Liabilities was $15.0 million and $11.9 million at September 30, 2022 and June 30, 2022, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended September 30,
	2022	2021
Net income	$37,592	$30,655
Net income available to participating securities	(118)	(87)
Net income available to common shareholders	$37,474	$30,568

Weighted average common shares outstanding – basic	27,450	27,459
Incremental share effect from:
Nonparticipating restricted stock	4	3
Stock-settled stock appreciation rights (1)	—	49
Performance units	4	4
Weighted average common shares outstanding – diluted	27,458	27,515

Net income per common share – basic	$1.37	$1.11
Net income per common share – diluted	$1.36	$1.11
(1)Excludes the impact of 0.3 million and 0.1 million weighted average stock-settled stock appreciation rights outstanding in the three months ended September 30, 2022 and 2021, respectively, because their effect was antidilutive.
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended September 30,
	2022	2021
Accumulated other comprehensive loss at beginning of period	$(11,172)	$(8,253)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	181	107
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(12)	(7)
Amortization of prior service credit	(45)	(45)
Total other comprehensive income, before tax	124	55
Total tax expense	(29)	(13)
Other comprehensive income, net of tax	95	42
Accumulated other comprehensive loss at end of period	$(11,077)	$(8,211)
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2022 Annual Report on Form 10-K.
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
Our financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and equivalents, accounts receivable, accounts payable and defined benefit pension plan assets. The estimated fair value of cash and equivalents, accounts receivable and accounts payable approximates their carrying value.

Bantam Contingent Consideration
Contingent consideration resulted from the earn-out associated with our October 19, 2018 acquisition of Bantam Bagels, LLC (“Bantam”). In general, the terms of the acquisition specified the sellers could receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Bantam for the twelve months ending December 31, 2023. The initial fair value of the contingent consideration was determined to be $8.0 million. Prior to our May 2022 decision to exit the business, the fair value was measured on a recurring basis using a Monte Carlo simulation that randomly changed revenue growth, forecasted adjusted EBITDA and other uncertain variables to estimate an expected value. We recorded the present value of these amounts by applying a discount rate. As these fair value measurements were based on significant inputs not observable in the market, they represented Level 3 measurements within the fair value hierarchy. The fair value of the contingent consideration was written down to zero at March 31, 2022.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	Three Months Ended September 30,
	2022	2021
Contingent consideration at beginning of period	$—	$3,470
Change in contingent consideration included in operating income	—	—
Contingent consideration at end of period	$—	$3,470
Note 3 – Long-Term Debt
At September 30, 2022 and June 30, 2022, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 19, 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. In the event that LIBOR becomes unavailable or is no longer deemed an appropriate reference rate, the Facility allows for the use of a benchmark replacement rate. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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
At September 30, 2022 and June 30, 2022, we had no borrowings outstanding under the Facility. At September 30, 2022 and June 30, 2022, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three months ended September 30, 2022 and 2021.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 4 – Commitments and Contingencies
At September 30, 2022, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
We have a significant remaining commitment of approximately $15 million related to a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky.
Note 5 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at September 30, 2022 and June 30, 2022.
The following table summarizes our identifiable other intangible assets:

	September 30, 2022	June 30, 2022
Tradenames (20 to 30-year life)
Gross carrying value	$37,100	$37,100
Accumulated amortization	(8,719)	(8,385)
Net carrying value	$28,381	$28,715
Customer Relationships (10 to 15-year life)
Gross carrying value	$5,287	$14,207
Accumulated amortization	(3,941)	(12,727)
Net carrying value	$1,346	$1,480
Technology / Know-how (10-year life)
Gross carrying value	$6,350	$6,350
Accumulated amortization	(4,383)	(4,222)
Net carrying value	$1,967	$2,128
Total net carrying value	$31,694	$32,323
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended September 30,
	2022	2021
Amortization expense	$629	$1,141
Total annual amortization expense for each of the next five years is estimated to be as follows:

2024	$2,514
2025	$2,212
2026	$1,610
2027	$1,426
2028	$1,334
Note 6 – Income Taxes
Accrued federal income taxes of $2.4 million were included in Accrued Liabilities at September 30, 2022. Prepaid state and local income taxes of $0.6 million and $1.9 million were included in Other Current Assets at September 30, 2022 and June 30, 2022, respectively.
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
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at September 30, 2022 is generally consistent with that of June 30, 2022.
We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended September 30,
	2022	2021
Net Sales
Retail	$223,216	$223,889
Foodservice	202,321	168,167
Total	$425,537	$392,056
Operating Income
Retail	$42,900	$48,178
Foodservice	31,929	15,825
Corporate Expenses	(25,531)	(23,492)
Total	$49,298	$40,511
The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended September 30,
	2022	2021
Retail
Shelf-stable dressings, sauces and croutons	$91,038	$90,527
Frozen breads	72,858	74,719
Refrigerated dressings, dips and other	59,320	58,643
Total Retail net sales	$223,216	$223,889
Foodservice
Dressings and sauces	$151,060	$124,759
Frozen breads and other	51,261	43,408
Total Foodservice net sales	$202,321	$168,167
Total net sales	$425,537	$392,056

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended September 30,
	2022	2021
Foodservice
National accounts	$160,192	$126,128
Branded and other	42,129	42,039
Total Foodservice net sales	$202,321	$168,167
Note 8 – Stock-Based Compensation
There have been no changes to our stock-based compensation plan as disclosed in our 2022 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.7 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was $2.5 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 1 year.
Our restricted stock compensation expense was $1.3 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was $8.5 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Our performance units compensation expense was $0.5 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was $6.2 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 3 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2023 refers to fiscal 2023, which is the period from July 1, 2022 to June 30, 2023.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto, all included elsewhere in this report, and our 2022 Annual Report on Form 10-K. The forward-looking statements in this section and other parts of this report involve risks, uncertainties and other factors, including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements due to these factors. For more information, see the section below entitled “Forward-Looking Statements.”
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
With respect to long-term growth, we continually evaluate the future opportunities and needs for our business specific to our plant infrastructure, IT platforms and other initiatives to support and strengthen our operations. Recent examples of resulting investments include:
•a significant capacity expansion project for our Marzetti dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the second quarter of fiscal 2023;
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
Project Ascent commenced in late 2019 and entails the replacement of our primary customer and manufacturing transactional systems, warehousing systems, and financial systems with an integrated SAP S/4HANA system. Implementation of this system began in July 2022 and will continue throughout fiscal 2023. Customer fulfillment levels remained strong before and after the system cutover with no unplanned disruptions in receiving orders, producing products or shipping orders. We anticipate full deployment throughout our organization in fiscal 2024.

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
BUSINESS TRENDS
Dating back to the onset of the COVID-19 pandemic in 2020, the effects of COVID-19 on consumer behavior have impacted the relative demand for our Retail and Foodservice products. More specifically, beginning in March 2020, consumer demand shifted towards increased at-home food consumption and away from in-restaurant dining. Over the course of the following two years, while this shift in demand was inconsistent and volatile, on balance it positively impacted our Retail segment sales volumes and negatively impacted our Foodservice segment sales volumes. From an operations standpoint, the shift in demand over the two-year period, combined with other COVID-19-related issues, unfavorably impacted the operating results of both our segments. These issues included higher hourly wage rates paid to our front-line employees, increased costs for personal protective equipment, higher expenditures attributed to incremental co-manufacturing volumes, increased complexity and uncertainty in production planning and forecasting, and overall lower levels of efficiency in our production and distribution network. Beginning near the end of 2022, the volatility and shifts in demand between our Retail and Foodservice products subsided and our operating environment became more predictable and stable.
The inflationary cost environment we experienced during 2022 resulted in significantly higher input costs for our business. During 2022, we endured unprecedented inflationary costs for commodities, particularly soybean oil and flour, in addition to notably higher costs for packaging, freight and warehousing, and labor. This cost inflation was attributed to numerous factors such as the impacts of the COVID-19 pandemic, the war in Ukraine, climate and weather conditions, supply chain disruptions, including some raw material and packaging shortages, a tight labor market, and government policy decisions. We continued to experience significant cost inflation through the first quarter of 2023.
RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended September 30,
	2022	2021	Change
Net Sales	$425,537	$392,056	$33,481	9%
Cost of Sales	326,482	299,689	26,793	9%
Gross Profit	99,055	92,367	6,688	7%
Gross Margin	23.3%	23.6%
Selling, General and Administrative Expenses	49,757	51,856	(2,099)	(4)%
Operating Income	49,298	40,511	8,787	22%
Operating Margin	11.6%	10.3%
Other, Net	(270)	20	(290)	N/M
Income Before Income Taxes	49,028	40,531	8,497	21%
Taxes Based on Income	11,436	9,876	1,560	16%
Effective Tax Rate	23.3%	24.4%
Net Income	$37,592	$30,655	$6,937	23%
Diluted Net Income Per Common Share	$1.36	$1.11	$0.25	23%
Net Sales
Consolidated net sales for the three months ended September 30, 2022 increased 9% to a first quarter record $425.5 million versus $392.1 million last year, reflecting higher net sales for the Foodservice segment offset by a slight decline in net sales for the Retail segment. Sales in the current-year first quarter were unfavorably impacted by the advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live that commenced on July 1. Consolidated sales volumes, measured in pounds shipped, decreased 10% for the three months ended September 30, 2022. In the prior-year quarter ended September 30, 2021, consolidated sales volumes increased 5%. See discussion of net sales by segment following the discussion of “Earnings Per Share” below.

Gross Profit
Consolidated gross profit for the three months ended September 30, 2022 increased $6.7 million to $99.1 million driven by the pricing actions we have taken that are now beginning to catch up to the significant inflationary costs we have experienced for commodities, packaging, labor, freight and warehousing. Gross profit also benefited from our actions taken to exit less profitable product lines and reduce headcount.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021	Change
SG&A Expenses - Excluding Project Ascent	$40,538	$42,427	$(1,889)	(4)%
Project Ascent Expenses	9,219	9,429	(210)	(2)%
Total SG&A Expenses	$49,757	$51,856	$(2,099)	(4)%
Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2022 decreased 4% to $49.8 million compared to $51.9 million in the prior-year period. This decline was driven by lower levels of consumer promotions. Expenditures for Project Ascent, our ERP initiative, totaled $9.2 million in the current-year quarter versus $9.4 million last year.
Project Ascent expenses are included within Corporate Expenses. A portion of the costs that have been classified as Project Ascent expenses represent ongoing costs that will continue subsequent to the completion of our ERP implementation.
Operating Income
Operating income increased $8.8 million to $49.3 million for the three months ended September 30, 2022 as our pricing actions effectively offset inflationary costs while operating efficiencies improved and the overall operating environment became more stable and predictable. Operating income was favorably impacted by our decision to exit less profitable product lines and reduce headcount. The increase in operating income also reflects the lower level of SG&A expenditures. See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on Income
Our effective tax rate was 23.3% and 24.4% for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Three Months Ended September 30,
	2022	2021
Statutory rate	21.0%	21.0%
State and local income taxes	2.5	3.5
Net windfall tax benefits - stock-based compensation	—	—
Other	(0.2)	(0.1)
Effective rate	23.3%	24.4%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the three months ended September 30, 2022 and 2021, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by less than 0.1%.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share for the first quarter of 2023 totaled $1.36, as compared to $1.11 per diluted share in the prior year. Expenditures for Project Ascent reduced diluted earnings per share by $0.26 for the three months ended September 30, 2022 and 2021. Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended September 30.

RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021	Change
Net Sales	$223,216	$223,889	$(673)	—%
Operating Income	$42,900	$48,178	$(5,278)	(11)%
Operating Margin	19.2%	21.5%
For the three months ended September 30, 2022, Retail segment net sales declined slightly to $223.2 million from the prior-year total of $223.9 million. Sales in the current-year first quarter were unfavorably impacted by the advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live and accounted for an estimated $11 million in Retail net sales. In addition, Retail segment sales volumes in the current year were unfavorably impacted by our decision to exit less profitable product lines during 2022 including some private label dressings and Mamma Bella® frozen garlic bread. Retail segment sales volumes, measured in pounds shipped, decreased 15%. The benefit of pricing actions nearly offset the impact of the lower volumes. Excluding the advance ordering and the product line rationalizations, Retail sales volumes declined 7%. In the prior-year quarter ended September 30, 2021, Retail sales volumes increased 9%.
For the three months ended September 30, 2022, Retail segment operating income decreased 11% to $42.9 million due to the impact of the lower sales volumes and reduced production volumes. Note that production volumes were unfavorably impacted by the ERP go-live as our manufacturing plants were shut down for several days in early July, as planned, to accommodate the system cutover. The lower sales volumes and lower production volumes resulted in reduced overhead recovery. While we have continued to experience significant cost inflation, our pricing actions, including our most recent round of pricing for our Retail dressing and sauce products that took effect in early August, served to offset the higher input costs.
Foodservice Segment

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021	Change
Net Sales	$202,321	$168,167	$34,154	20%
Operating Income	$31,929	$15,825	$16,104	102%
Operating Margin	15.8%	9.4%
For the three months ended September 30, 2022, Foodservice segment net sales grew 20% to $202.3 million compared to $168.2 million in the prior-year period driven by inflationary pricing and volume gains from select quick-service restaurant customers in our mix of national chain restaurant accounts. Sales in the current-year first quarter were unfavorably impacted by the advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live with the resulting Foodservice net sales estimated to be $14 million. Foodservice segment sales volume, measured in pounds shipped, decreased 7%. Excluding the advance ordering, Foodservice sales volume decreased 1%. In the prior-year quarter ended September 30, 2021, Foodservice sales volumes increased 2%.
For the three months ended September 30, 2022, Foodservice segment operating income increased 102% to $31.9 million as our pricing actions effectively offset inflationary costs, including last year’s shortfall. Foodservice operating income also benefited from a more favorable sales mix, our decision to discontinue some less profitable SKUs and a more stable operating environment. The lower Foodservice segment operating income in the prior-year quarter reflected a lag in pricing relative to inflationary costs.
Corporate Expenses
For the three months ended September 30, 2022 and 2021, corporate expenses totaled $25.5 million and $23.5 million, respectively. This increase primarily reflects increased investments in IT. Expenditures for Project Ascent totaled $9.2 million and $9.4 million for the three months ended September 30, 2022 and 2021, respectively.
LOOKING FORWARD
Looking forward to our fiscal second quarter, we anticipate our Retail sales volumes will continue to benefit from the growth of our licensing program, but will also face offsets from consumer demand elasticity and the product line rationalization initiatives we implemented during 2022. In Foodservice, we expect sales volumes to be led by growth from select quick-service restaurant customers in our mix of national chain restaurant accounts. Both our Retail and Foodservice sales will also continue to benefit from our pricing actions.

Cost inflation will remain a headwind to our financial results in our fiscal second quarter, but the pricing actions we have implemented along with our cost savings initiatives will help to offset the inflationary costs. Our second quarter results will also reflect some startup costs as we begin producing product in the newly expanded section of our dressing and sauce facility in Horse Cave, Kentucky.
The implementation phase for Project Ascent, our ERP initiative, will continue throughout fiscal 2023 as we integrate additional plants and warehouses into our new ERP network. We anticipate full deployment throughout our organization in fiscal 2024.
FINANCIAL CONDITION
Cash Flows
For the three months ended September 30, 2022, net cash provided by operating activities totaled $50.9 million, as compared to net cash used by operating activities of $1.2 million in the prior-year period. This increase was primarily due to the year-over-year changes in net working capital, particularly accrued liabilities, inventories and receivables. Accrued liabilities reflect the favorable comparison against a prior-year decline in the accruals for compensation and employee benefits. Inventory balances reflect the favorable comparison against a larger prior-year increase in inventories, which resulted from higher commodity costs and overall elevated quantities on-hand due to high levels of production. Receivables reflect the favorable comparison against a larger prior-year increase in receivables due to the current-year impact of an elevated level of receivables at the end of fiscal 2022 resulting from the advance ordering by our customers ahead of our ERP go-live. Higher net income also contributed to the increase in cash provided by operating activities.
Cash used in investing activities for the three months ended September 30, 2022 was $23.5 million, as compared to $30.1 million in the prior year. This decrease primarily reflects a lower level of payments for property additions in the current year. Current-year capital expenditures include spending on a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the second quarter of fiscal 2023. Notable prior-year capital expenditures included spending on: the Horse Cave capacity expansion project; a capacity expansion project for one of our Marzetti dressing and sauce facilities in Columbus, Ohio that was completed in January 2022; and infrastructure improvements and capacity expansion investments at our frozen pasta facility in Altoona, Iowa that were completed in March 2022.
Cash used in financing activities for the three months ended September 30, 2022 of $23.4 million decreased from the prior-year total of $26.7 million. This decrease was primarily due to a lower level of share respurchases, as partially offset by higher dividend payments.
Liquidity and Capital Resources
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at September 30, 2022. At September 30, 2022, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to LIBOR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2022, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At September 30, 2022, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2023 could total between $90 and $110 million, which includes approximately $50 million in expenditures attributed to a substantial investment for a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that we expect to complete in the second quarter of fiscal 2023.

Beyond the next 12 months, we expect that cash provided by operating activities will be the primary source of liquidity. This source, combined with our existing balances in cash and equivalents and amounts available under the Facility, is expected to be sufficient to meet our overall cash requirements.
We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of September 30, 2022, as well as purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations is expected to be due within one year. See further discussion below of our obligation related to the capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky.
In November 2020, T. Marzetti Company (“T. Marzetti”), a wholly-owned subsidiary of ours, entered into a Design/Build Agreement (the “Agreement”) with Gray Construction, Inc. (“Gray”) under which Gray will design, coordinate and build additional dressing and sauce manufacturing and warehousing capacity for the T. Marzetti facility in Hart County, Kentucky (the “Project”). The Project will result in an expansion of the current facility footprint. Subject to certain conditions in the Agreement, T. Marzetti will pay Gray no more than the guaranteed maximum price of approximately $113 million for the Project. The Agreement contains other terms and conditions that are customary for this type of project. Expected to be completed in the second quarter of fiscal 2023, we have a remaining commitment of approximately $15 million for the Project.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those policies disclosed in our 2022 Annual Report on Form 10-K.
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
•inflationary pressures resulting in higher input costs;
•the reaction of customers or consumers to pricing actions we take to offset inflationary costs;
•the impact of customer store brands on our branded retail volumes;
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

•stability of labor relations;
•dependence on key personnel and changes in key personnel;
•cyber-security incidents, information technology disruptions, and data breaches;
•complexities related to the implementation of our new enterprise resource planning system;
•geopolitical events, such as Russia’s invasion of Ukraine, that could create unforeseen business disruptions and impact the cost or availability of raw materials and energy;
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
•the extent to which business acquisitions are completed and acceptably integrated;
•the ability to successfully grow acquired businesses;
•the effect of consolidation of customers within key market channels;
•maintenance of competitive position with respect to other manufacturers;
•the outcome of any litigation or arbitration;
•changes in estimates in critical accounting judgments;
•the impact of any regulatory matters affecting our food business, including any required labeling changes and their impact on consumer demand;
•the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs; and
•certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2022 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. During the first quarter of fiscal 2023, we began the implementation phase of Project Ascent, which entails the replacement of our primary customer and manufacturing transactional systems, warehousing systems, and financial systems with an integrated SAP S/4HANA ERP system. Implementation will continue throughout fiscal 2023. We anticipate full deployment throughout our organization in fiscal 2024. We have updated our internal controls, as necessary, to reflect the related changes in business processes. We do not expect this implementation will have an adverse effect on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). There were no other changes to our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,225,012 common shares remained authorized for future repurchases at September 30, 2022. This share repurchase authorization does not have a stated expiration date. In the first quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1-31, 2022 (1)	42	$132.38	42	1,225,503
August 1-31, 2022 (1)	412	$147.46	412	1,225,091
September 1-30, 2022 (1)	79	$169.80	79	1,225,012
Total	533	$149.58	533	1,225,012
(1)Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 6. Exhibits
See Index to Exhibits below.
INDEX TO EXHIBITS

Exhibit Number	Description

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	November 3, 2022	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	November 3, 2022	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)