Form 10-Q
period 2022-12-31
LANCASTER COLONY CORP
filed 2023-02-02
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 13, 2023, there were approximately 27,571,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	December 31, 2022	June 30, 2022
ASSETS
Current Assets:
Cash and equivalents	$95,487	$60,283
Receivables	126,919	135,496
Inventories:
Raw materials	57,795	56,460
Finished goods	81,618	88,242
Total inventories	139,413	144,702
Other current assets	11,817	11,300
Total current assets	373,636	351,781
Property, Plant and Equipment:
Property, plant and equipment-gross	833,871	785,629
Less accumulated depreciation	352,797	334,261
Property, plant and equipment-net	481,074	451,368
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	31,066	32,323
Operating lease right-of-use assets	25,283	28,177
Other noncurrent assets	17,741	18,354
Total	$1,137,171	$1,090,374
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$131,688	$114,972
Accrued liabilities	48,483	50,613
Total current liabilities	180,171	165,585
Noncurrent Operating Lease Liabilities	17,628	20,494
Other Noncurrent Liabilities	19,471	20,719
Deferred Income Taxes	40,351	38,889
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-December-27,571,087 shares; June-27,520,237 shares	140,660	137,814
Retained earnings	1,517,081	1,485,045
Accumulated other comprehensive loss	(10,982)	(11,172)
Common stock in treasury, at cost	(767,209)	(767,000)
Total shareholders’ equity	879,550	844,687
Total	$1,137,171	$1,090,374
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands, except per share data)	2022	2021	2022	2021
Net Sales	$477,394	$428,427	$902,931	$820,483
Cost of Sales	375,292	331,825	701,774	631,514
Gross Profit	102,102	96,602	201,157	188,969
Selling, General and Administrative Expenses	50,775	51,538	100,532	103,394
Change in Contingent Consideration	—	(2,170)	—	(2,170)
Restructuring and Impairment Charges	—	1,928	—	1,928
Operating Income	51,327	45,306	100,625	85,817
Other, Net	478	111	208	131
Income Before Income Taxes	51,805	45,417	100,833	85,948
Taxes Based on Income	11,832	11,047	23,268	20,923
Net Income	$39,973	$34,370	$77,565	$65,025
Net Income Per Common Share:
Basic	$1.45	$1.25	$2.82	$2.36
Diluted	$1.45	$1.25	$2.81	$2.36

Weighted Average Common Shares Outstanding:
Basic	27,471	27,443	27,460	27,451
Diluted	27,493	27,464	27,476	27,490
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands)	2022	2021	2022	2021
Net Income	$39,973	$34,370	$77,565	$65,025
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	171	100	340	200
Amortization of prior service credit, before tax	(46)	(46)	(91)	(91)
Total Other Comprehensive Income, Before Tax	125	54	249	109
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(40)	(24)	(80)	(47)
Amortization of prior service credit, tax	10	11	21	21
Total Tax Expense	(30)	(13)	(59)	(26)
Other Comprehensive Income, Net of Tax	95	41	190	83
Comprehensive Income	$40,068	$34,411	$77,755	$65,108
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
(Amounts in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$77,565	$65,025
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	23,012	22,844
Change in contingent consideration	—	(2,170)
Deferred income taxes and other changes	1,854	2,854
Stock-based compensation expense	5,264	4,863
Restructuring and impairment charges	—	1,928
Pension plan activity	(330)	(274)
Changes in operating assets and liabilities:
Receivables	8,577	(6,872)
Inventories	5,289	(33,290)
Other current assets	(517)	(892)
Accounts payable and accrued liabilities	19,726	(12,036)
Net cash provided by operating activities	140,440	41,980
Cash Flows From Investing Activities:
Payments for property additions	(56,486)	(66,695)
Proceeds from sale of property	1,159	221
Other-net	(449)	(134)
Net cash used in investing activities	(55,776)	(66,608)
Cash Flows From Financing Activities:
Payment of dividends	(45,529)	(42,710)
Purchase of treasury stock	(209)	(5,338)
Tax withholdings for stock-based compensation	(2,418)	(61)
Principal payments for finance leases	(1,304)	(1,307)
Net cash used in financing activities	(49,460)	(49,416)
Net change in cash and equivalents	35,204	(74,044)
Cash and equivalents at beginning of year	60,283	188,055
Cash and equivalents at end of period	$95,487	$114,011
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$22,977	$16,593
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended December 31, 2022
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2022	27,520	$137,814	$1,485,045	$(11,172)	$(767,000)	$844,687
Net income			37,592			37,592
Net pension and postretirement benefit gains, net of $29 tax effect				95		95
Cash dividends - common stock ($0.80 per share)			(22,067)			(22,067)
Purchase of treasury stock	—				(84)	(84)
Stock-based plans	34	(617)				(617)
Stock-based compensation expense		2,465				2,465
Balance, September 30, 2022	27,554	$139,662	$1,500,570	$(11,077)	$(767,084)	$862,071
Net income			39,973			39,973
Net pension and postretirement benefit gains, net of $30 tax effect				95		95
Cash dividends - common stock ($0.85 per share)			(23,462)			(23,462)
Purchase of treasury stock	(1)				(125)	(125)
Stock-based plans	18	(1,801)				(1,801)
Stock-based compensation expense		2,799				2,799
Balance, December 31, 2022	27,571	$140,660	$1,517,081	$(10,982)	$(767,209)	$879,550
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

	December 31,
	2022	2021
Construction in progress in Accounts Payable	$15,062	$26,080
Accrued Distribution
Accrued distribution included in Accrued Liabilities was $10.3 million and $11.9 million at December 31, 2022 and June 30, 2022, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net income	$39,973	$34,370	$77,565	$65,025
Net income available to participating securities	(118)	(98)	(232)	(185)
Net income available to common shareholders	$39,855	$34,272	$77,333	$64,840

Weighted average common shares outstanding – basic	27,471	27,443	27,460	27,451
Incremental share effect from:
Nonparticipating restricted stock	2	2	3	3
Stock-settled stock appreciation rights (1)	18	19	9	34
Performance units	2	—	4	2
Weighted average common shares outstanding – diluted	27,493	27,464	27,476	27,490

Net income per common share – basic	$1.45	$1.25	$2.82	$2.36
Net income per common share – diluted	$1.45	$1.25	$2.81	$2.36
(1)Excludes the impact of the following weighted average stock-settled stock appreciation rights outstanding with an antidilutive effect: 0.1 million and 0.3 million for the three months ended December 31, 2022 and 2021, respectively; and 0.2 million for the six months ended December 31, 2022 and 2021.
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Accumulated other comprehensive loss at beginning of period	$(11,077)	$(8,211)	$(11,172)	$(8,253)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	182	107	363	214
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(11)	(7)	(23)	(14)
Amortization of prior service credit	(46)	(46)	(91)	(91)
Total other comprehensive income, before tax	125	54	249	109
Total tax expense	(30)	(13)	(59)	(26)
Other comprehensive income, net of tax	95	41	190	83
Accumulated other comprehensive loss at end of period	$(10,982)	$(8,170)	$(10,982)	$(8,170)
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

Bantam Contingent Consideration
Contingent consideration resulted from the earn-out associated with our October 19, 2018 acquisition of Bantam Bagels, LLC (“Bantam”). In general, the terms of the acquisition specified the sellers could receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Bantam for the twelve months ending December 31, 2023. The initial fair value of the contingent consideration was determined to be $8.0 million. Prior to exiting the Bantam business near the end of fiscal 2022, the fair value was measured on a recurring basis using a Monte Carlo simulation that randomly changed revenue growth, forecasted adjusted EBITDA and other uncertain variables to estimate an expected value. We recorded the present value of these amounts by applying a discount rate. As these fair value measurements were based on significant inputs not observable in the market, they represented Level 3 measurements within the fair value hierarchy. Our fair value measurement at December 31, 2021 resulted in a $2.2 million reduction in the fair value of Bantam’s contingent consideration. The fair value of the contingent consideration was written down to zero at March 31, 2022.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Contingent consideration at beginning of period	$—	$3,470	$—	$3,470
Change in contingent consideration included in operating income	—	(2,170)	—	(2,170)
Contingent consideration at end of period	$—	$1,300	$—	$1,300
Note 3 – Long-Term Debt
At December 31, 2022 and June 30, 2022, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 19, 2025, and all outstanding amounts are then due and payable. The Facility was amended on December 13, 2022 to reflect a change in the calculation of the variable interest rate from formulas tied to LIBOR to formulas tied to SOFR or an alternate base rate as defined in the Facility. In the event SOFR becomes unavailable or is no longer deemed an appropriate reference rate, the Facility allows for the use of a benchmark replacement rate. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

At December 31, 2022 and June 30, 2022, we had no borrowings outstanding under the Facility. At December 31, 2022 and June 30, 2022, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three and six months ended December 31, 2022 and 2021.
Note 4 – Commitments and Contingencies
At December 31, 2022, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
Note 5 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at December 31, 2022 and June 30, 2022.
The following table summarizes our identifiable other intangible assets:

	December 31, 2022	June 30, 2022
Tradenames (20 to 30-year life)
Gross carrying value	$37,100	$37,100
Accumulated amortization	(9,052)	(8,385)
Net carrying value	$28,048	$28,715
Customer Relationships (10 to 15-year life)
Gross carrying value	$5,287	$14,207
Accumulated amortization	(4,076)	(12,727)
Net carrying value	$1,211	$1,480
Technology / Know-how (10-year life)
Gross carrying value	$6,350	$6,350
Accumulated amortization	(4,543)	(4,222)
Net carrying value	$1,807	$2,128
Total net carrying value	$31,066	$32,323
In the three months ended December 31, 2021, we recorded an impairment charge of $0.9 million related to Bantam’s Retail customer relationships intangible asset, which reflected lower projected cash flows for Bantam’s Retail business. The impairment charge represented the excess of the carrying value over the fair value of estimated discounted cash flows for the remaining useful life of the intangible asset. As this fair value measurement was based on significant inputs not observable in the market, it represented a Level 3 measurement within the fair value hierarchy. The impairment charge was reflected in Restructuring and Impairment Charges and was recorded in our Retail segment.
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Amortization expense	$628	$1,260	$1,257	$2,401
Total annual amortization expense for each of the next five years is estimated to be as follows:

2024	$2,514
2025	$2,212
2026	$1,610
2027	$1,426
2028	$1,334

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 6 – Income Taxes
Prepaid federal income taxes of $2.3 million were included in Other Current Assets at December 31, 2022. Prepaid state and local income taxes of $0.8 million and $1.9 million were included in Other Current Assets at December 31, 2022 and June 30, 2022, respectively.
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
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at December 31, 2022 is generally consistent with that of June 30, 2022.
We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net Sales
Retail	$258,763	$245,085	$481,979	$468,974
Foodservice	218,631	183,342	420,952	351,509
Total	$477,394	$428,427	$902,931	$820,483
Operating Income
Retail	$49,352	$49,606	$92,252	$97,784
Foodservice	26,696	18,309	58,625	34,134
Nonallocated Restructuring and Impairment Charges (1)	—	(1,026)	—	(1,026)
Corporate Expenses	(24,721)	(21,583)	(50,252)	(45,075)
Total	$51,327	$45,306	$100,625	$85,817
(1)Reflects restructuring and impairment charges related to a facility closure, which were not allocated to our two reportable segments due to their unusual nature.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Retail
Shelf-stable dressings, sauces and croutons	$94,711	$87,334	$185,749	$177,861
Frozen breads	117,424	110,379	190,282	185,098
Refrigerated dressings, dips and other	46,628	47,372	105,948	106,015
Total Retail net sales	$258,763	$245,085	$481,979	$468,974
Foodservice
Dressings and sauces	$160,855	$136,038	$311,915	$260,797
Frozen breads and other	57,776	47,304	109,037	90,712
Total Foodservice net sales	$218,631	$183,342	$420,952	$351,509
Total net sales	$477,394	$428,427	$902,931	$820,483
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Foodservice
National accounts	$171,814	$141,753	$332,006	$267,881
Branded and other	46,817	41,589	88,946	83,628
Total Foodservice net sales	$218,631	$183,342	$420,952	$351,509
Note 8 – Stock-Based Compensation
There have been no changes to our stock-based compensation plan as disclosed in our 2022 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.7 million and $1.0 million for the three months ended December 31, 2022 and 2021, respectively. Year-to-date SSSARs compensation expense was $1.4 million for the current-year period compared to $2.0 million for the prior-year period. At December 31, 2022, there was $1.8 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 1 year.
Our restricted stock compensation expense was $1.5 million and $1.3 million for the three months ended December 31, 2022 and 2021, respectively. Year-to-date restricted stock compensation expense was $2.8 million for the current-year period compared to $2.4 million for the prior-year period. At December 31, 2022, there was $7.9 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Our performance units compensation expense was $0.6 million and $0.3 million for the three months ended December 31, 2022 and 2021, respectively. Year-to-date performance units compensation expense was $1.1 million for the current-year period compared to $0.5 million for the prior-year period. At December 31, 2022, there was $5.6 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

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
With respect to long-term growth, we continually evaluate the future opportunities and needs for our business specific to our plant infrastructure, IT platforms and other initiatives to support and strengthen our operations. Recent examples of resulting investments include:
•a significant capacity expansion project for our Marzetti dressing and sauce facility in Horse Cave, Kentucky that commenced commercial production in December 2022;
•a capacity expansion project for one of our Marzetti dressing and sauce facilities in Columbus, Ohio that was completed in January 2022;
•a significant infrastructure improvement and capacity expansion project for our frozen pasta facility in Altoona, Iowa that was completed in March 2022; and
•the establishment of a Transformation Program Office in 2019 that serves to coordinate our various capital and integration efforts, including our enterprise resource planning system (“ERP”) project and related initiatives, Project Ascent, that is currently in the implementation phase.
Project Ascent commenced in late 2019 and entails the replacement of our primary customer and manufacturing transactional systems, warehousing systems, and financial systems with an integrated SAP S/4HANA system. Implementation of this system began in July 2022 and will continue throughout fiscal 2023. Customer fulfillment levels remained strong before and after the system cutover with no unplanned disruptions in receiving orders, producing products or shipping orders. We remain on schedule to complete the planned implementation of Project Ascent in fiscal 2024.

Post implementation, Project Ascent will evolve into an on-going Center of Excellence (“COE”) that will provide oversight for all future upgrades of the S/4HANA environment, evaluation of future software needs to support the business, acquisition integration support and master data standards. Most of the on-going COE costs are expected to consist of consulting and professional fees, as well as wages and benefits.
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
The inflationary cost environment we experienced during 2022 resulted in significantly higher input costs for our business. During 2022, we endured unprecedented inflationary costs for commodities, particularly soybean oil and flour, in addition to notably higher costs for packaging, freight and warehousing, and labor. This cost inflation was attributed to numerous factors such as the impacts of the COVID-19 pandemic, the war in Ukraine, climate and weather conditions, supply chain disruptions, including some raw material and packaging shortages, a tight labor market, and government policy decisions. We continued to experience significant cost inflation through the first half of 2023, particularly for soybean oil, eggs and flour.
RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	Change		2022	2021	Change
Net Sales	$477,394	$428,427	$48,967	11%	$902,931	$820,483	$82,448	10%
Cost of Sales	375,292	331,825	43,467	13%	701,774	631,514	70,260	11%
Gross Profit	102,102	96,602	5,500	6%	201,157	188,969	12,188	6%
Gross Margin	21.4%	22.5%			22.3%	23.0%
Selling, General and Administrative Expenses	50,775	51,538	(763)	(1)%	100,532	103,394	(2,862)	(3)%
Change in Contingent Consideration	—	(2,170)	2,170	(100)%	—	(2,170)	2,170	(100)%
Restructuring and Impairment Charges	—	1,928	(1,928)	(100)%	—	1,928	(1,928)	(100)%
Operating Income	51,327	45,306	6,021	13%	100,625	85,817	14,808	17%
Operating Margin	10.8%	10.6%			11.1%	10.5%
Other, Net	478	111	367	331%	208	131	77	59%
Income Before Income Taxes	51,805	45,417	6,388	14%	100,833	85,948	14,885	17%
Taxes Based on Income	11,832	11,047	785	7%	23,268	20,923	2,345	11%
Effective Tax Rate	22.8%	24.3%			23.1%	24.3%
Net Income	$39,973	$34,370	$5,603	16%	$77,565	$65,025	$12,540	19%
Diluted Net Income Per Common Share	$1.45	$1.25	$0.20	16%	$2.81	$2.36	$0.45	19%
Net Sales
Consolidated net sales for the three months ended December 31, 2022 increased 11% to a second quarter record $477.4 million versus $428.4 million last year, reflecting higher net sales for both the Retail and Foodservice segments driven by pricing to offset inflationary costs. Consolidated sales volumes, measured in pounds shipped, decreased 4% for the three months ended December 31, 2022. In the prior-year quarter ended December 31, 2021, consolidated sales volumes increased 6%.

Consolidated net sales for the six months ended December 31, 2022 increased 10% to $902.9 million versus $820.5 million last year, reflecting higher net sales for both the Retail and Foodservice segments driven by pricing to offset inflationary costs. Sales in the current year were unfavorably impacted by the advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live that commenced on July 1. Consolidated sales volumes, measured in pounds shipped, decreased 7% for the six months ended December 31, 2022. In the prior year, consolidated sales volumes increased 5% for the six months ended December 31, 2021.
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended December 31, 2022 increased $5.5 million to $102.1 million as our pricing actions effectively offset the significant inflationary costs we have experienced for commodities, packaging, labor, freight and warehousing. The higher gross profit also reflects improved manufacturing efficiencies and a more stable operating environment.
Consolidated gross profit for the six months ended December 31, 2022 increased $12.2 million to $201.2 million as influenced by the pricing actions we have taken to offset significant inflationary costs. Gross profit also benefited from a more stable operating environment and our actions taken to exit less profitable product lines and reduce headcount.
Selling, General and Administrative Expenses

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
SG&A Expenses - Excluding Project Ascent	$43,324	$42,945	$379	1%	$83,862	$85,372	$(1,510)	(2)%
Project Ascent Expenses	7,451	8,593	(1,142)	(13)%	16,670	18,022	(1,352)	(8)%
Total SG&A Expenses	$50,775	$51,538	$(763)	(1)%	$100,532	$103,394	$(2,862)	(3)%
Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2022 decreased 1% to $50.8 million compared to $51.5 million in the prior-year period. This decline was driven by lower professional fees, reduced levels of consumer promotions and decreased expenditures for Project Ascent, our ERP initiative. These reduced costs were partially offset by increased investments in personnel and IT. Project Ascent costs totaled $7.5 million in the current-year quarter versus $8.6 million last year.
SG&A expenses for the six months ended December 31, 2022 decreased 3% to $100.5 million compared to $103.4 million in the prior year. This decline reflects lower levels of consumer promotions, a decrease in professional fees and a reduction in expenditures for Project Ascent, as partially offset by increased investments in personnel and IT. Project Ascent expenses decreased $1.4 million to $16.7 million.
Project Ascent expenses are included within Corporate Expenses. A portion of the costs that have been classified as Project Ascent expenses represent ongoing costs that will continue subsequent to the completion of our ERP implementation.
Change in Contingent Consideration
In the prior year, the change in contingent consideration resulted in a benefit of $2.2 million for the three and six months ended December 31, 2021. This benefit was attributed to a reduction in the fair value of the contingent consideration liability for Bantam Bagels, LLC (“Bantam”) based on our December 31, 2021 fair value measurement. We recorded $1.3 million of this adjustment in our Foodservice segment and $0.9 million in our Retail segment. The fair value of this contingent consideration was written down to zero at March 31, 2022. We ultimately exited the Bantam business near the end of fiscal 2022. See further discussion in Note 2 to the condensed consolidated financial statements.
Restructuring and Impairment Charges
In the prior-year quarter ended December 31, 2021, we committed to a plan to close our frozen garlic bread facility in Baldwin Park, California in support of our ongoing efforts to better optimize our manufacturing network. The operations of this facility were not classified as discontinued operations as the closure did not represent a strategic shift that would have a major effect on our operations or financial results. For the three and six months ended December 31, 2021, we recorded restructuring and impairment charges of $1.0 million, which consisted of one-time termination benefits and impairment charges for fixed assets and the operating lease right-of-use asset. These charges were not allocated to our two reportable segments due to their unusual nature.

In the prior year, we also recorded an impairment charge of $0.9 million for the three and six months ended December 31, 2021 related to Bantam’s Retail customer relationships intangible asset, which reflected lower projected cash flows for Bantam’s Retail business. This impairment charge was reflected in our Retail segment.
Operating Income
Operating income increased $6.0 million to $51.3 million for the three months ended December 31, 2022 driven by the increase in gross profit as our pricing actions served to offset the significant inflationary costs we have experienced for commodities, packaging, labor, freight and warehousing. Operating income also benefited from improved manufacturing efficiencies, a more stable operating environment and a decline in SG&A expenditures.
Operating income increased $14.8 million to $100.6 million for the six months ended December 31, 2022 driven by the same factors noted for the three months ended December 31, 2022.
See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on Income
Our effective tax rate was 23.1% and 24.3% for the six months ended December 31, 2022 and 2021, respectively. For the six months ended December 31, 2022 and 2021, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Six Months Ended December 31,
	2022	2021
Statutory rate	21.0%	21.0%
State and local income taxes	2.4	3.3
Net windfall tax benefits - stock-based compensation	(0.4)	—
Other	0.1	—
Effective rate	23.1%	24.3%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the six months ended December 31, 2022 and 2021, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.4% and less than 0.1%, respectively.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share for the second quarter of 2023 totaled $1.45, as compared to $1.25 per diluted share in the prior year. Expenditures for Project Ascent reduced diluted earnings per share by $0.21 and $0.24 for the three months ended December 31, 2022 and 2021, respectively. For the three months ended December 31, 2021, the adjustment to Bantam’s contingent consideration increased diluted earnings per share by $0.06 while restructuring and impairment charges had an unfavorable impact of $0.05 per diluted share.
For the six months ended December 31, 2022, diluted net income per share totaled $2.81, as compared to $2.36 per diluted share in the prior year. For the six months ended December 31, 2022 and 2021, expenditures for Project Ascent reduced diluted earnings per share by $0.47 and $0.50, respectively. For the six months ended December 31, 2021, the adjustment to Bantam’s contingent consideration increased diluted earnings per share by $0.06 while restructuring and impairment charges had an unfavorable impact of $0.05 per diluted share.
Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended December 31.

RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Net Sales	$258,763	$245,085	$13,678	6%	$481,979	$468,974	$13,005	3%
Operating Income	$49,352	$49,606	$(254)	(1)%	$92,252	$97,784	$(5,532)	(6)%
Operating Margin	19.1%	20.2%			19.1%	20.9%
For the three months ended December 31, 2022, Retail segment net sales increased 6% to $258.8 million from the prior-year total of $245.1 million, including the favorable impact of inflationary pricing. Key contributors to the increase in Retail segment net sales included New York BRAND Bakery® frozen garlic bread and our licensing program, driven by sales gains for Buffalo Wild Wings® sauces and the recently launched Arby’s® Horsey Sauce® and Arby’s Sauce® products. Retail segment sales volumes, measured in pounds shipped, decreased 4% primarily due to price elasticity. Retail segment sales volumes in the current year were also unfavorably impacted by our decision to exit less profitable product lines during 2022 including some private label dressings and Mamma Bella® frozen garlic bread. In the prior-year quarter ended December 31, 2021, Retail sales volumes increased 4%.
For the six months ended December 31, 2022, Retail segment net sales increased 3% to $482.0 million compared to the prior-year total of $469.0 million, including the favorable impact of inflationary pricing. Sales in the current year were unfavorably impacted by advance orders accounting for an estimated $11 million in Retail net sales that were made near the end of fiscal 2022 ahead of our ERP go-live, which commenced on July 1. Retail segment sales volumes, measured in pounds shipped, declined 9%. Sales volumes were unfavorably impacted by the advance ordering ahead of our ERP go-live, price elasticity and the product line rationalizations. In the six months ended December 31, 2021, Retail sales volumes increased 7%.
For the three months ended December 31, 2022, Retail segment operating income decreased 1% to $49.4 million. Although our pricing actions served to offset significant cost inflation and spending on consumer promotions was lower, segment operating income was unfavorably impacted by the lower sales volumes and reduced production volumes resulting in reduced overhead recovery.
For the six months ended December 31, 2022, Retail segment operating income decreased 6% to $92.3 million driven by the same factors noted for the three months ended December 31, 2022.
Foodservice Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2022	2021	Change		2022	2021	Change
Net Sales	$218,631	$183,342	$35,289	19%	$420,952	$351,509	$69,443	20%
Operating Income	$26,696	$18,309	$8,387	46%	$58,625	$34,134	$24,491	72%
Operating Margin	12.2%	10.0%			13.9%	9.7%
For the three months ended December 31, 2022, Foodservice segment net sales grew 19% to $218.6 million compared to $183.3 million in the prior-year period driven by inflationary pricing and volume gains from certain quick-service restaurant customers in our mix of national chain restaurant accounts. Foodservice segment sales volume, measured in pounds shipped, decreased 5% as impacted by our decision to exit some less profitable SKUs during fiscal 2022. In the prior-year quarter ended December 31, 2021, Foodservice sales volumes increased 7%.
For the six months ended December 31, 2022, Foodservice segment net sales increased 20% to $421.0 million from the prior-year total of $351.5 million driven by inflationary pricing and volume gains from certain quick-service restaurant customers in our mix of national chain restaurant accounts. Sales in the current year were unfavorably impacted by the advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live, which reduced Foodservice net sales in the current-year period by an estimated $14 million. Foodservice segment sales volumes, measured in pounds shipped, decreased 6%. Sales volumes were unfavorably impacted by the advance ordering ahead of our ERP go-live and our decision to exit some less profitable SKUs during fiscal 2022. In the six months ended December 31, 2021, Foodservice sales volumes increased 5%.
For the three months ended December 31, 2022, Foodservice segment operating income increased 46% to $26.7 million as our pricing actions effectively offset inflationary costs, including last year’s shortfall. Foodservice operating income also benefited from a more favorable sales mix, our decision to discontinue some less profitable SKUs in fiscal 2022 and a more stable operating environment. The lower Foodservice segment operating income in the prior-year quarter reflected a lag in pricing relative to inflationary costs, as partially offset by the $1.3 million benefit recorded to Foodservice from the adjustment to Bantam’s contingent consideration.
For the six months ended December 31, 2022, Foodservice segment operating income increased 72% to $58.6 million as our pricing actions effectively offset inflationary costs, including last year’s shortfall. Operating income in the current year also benefited from a more favorable sales mix, our decision to discontinue some less profitable SKUs and a more stable operating environment. Prior-year operating income was favorably impacted by the adjustment to Bantam’s contingent consideration.
Corporate Expenses
For the three months ended December 31, 2022 and 2021, corporate expenses totaled $24.7 million and $21.6 million, respectively. This increase primarily reflects increased investments in personnel and IT, as partially offset by a decline in Project Ascent expenses. Expenditures for Project Ascent totaled $7.5 million and $8.6 million for the three months ended December 31, 2022 and 2021, respectively.
For the six months ended December 31, 2022 and 2021, corporate expenses totaled $50.3 million and $45.1 million, respectively. This increase reflects increased investments in personnel and IT, as partially offset by a decline in Project Ascent expenses. Expenditures for Project Ascent totaled $16.7 million and $18.0 million for the six months ended December 31, 2022 and 2021, respectively.
LOOKING FORWARD
Looking forward to our fiscal third quarter, we anticipate our Retail sales volumes will benefit from the continued growth of our licensing program, but offsets from consumer demand elasticity will remain a headwind to sales volume growth. In Foodservice, we project sales volumes will continue to be impacted by our decision to exit some less profitable SKUs during fiscal 2022, but we do expect some continued benefit from the growth of select quick-service restaurant customers in our mix of national chain restaurant accounts. Both our Retail and Foodservice sales will also continue to benefit from our pricing actions.
Cost inflation will remain a headwind to our financial results in our fiscal third quarter, but the pricing actions we have implemented along with our cost savings initiatives are expected to offset the inflationary costs. The ramp up of the newly expanded section of our dressing and sauce facility in Horse Cave, Kentucky will continue through the third quarter, and we are now in the process of adding that facility to our new ERP system as part of the Wave 3 implementation phase of Project Ascent. We remain on schedule to complete the planned implementation of Project Ascent in fiscal 2024.
FINANCIAL CONDITION
Cash Flows
For the six months ended December 31, 2022, net cash provided by operating activities totaled $140.4 million, as compared to $42.0 million in the prior-year period. This increase was primarily due to the year-over-year changes in net working capital, particularly inventories, receivables, accrued liabilities and accounts payable. Inventories primarily reflect the favorable comparison against a large prior-year increase in inventories, which resulted from higher commodity costs and overall elevated quantities on-hand to help service a less predictable demand environment. Receivables reflect the favorable impacts of a current-year decrease in receivables as well as a prior-year increase in receivables. The current-year decrease in receivables was due in part to an elevated level of receivables at the end of fiscal 2022 resulting from the advance ordering by our customers ahead of our ERP go-live. The prior-year increase in receivables resulted from higher sales levels. Accrued liabilities reflect the favorable comparison against a prior-year decline in the accruals for compensation and employee benefits. The favorable cash flow impact of higher accounts payable, as adjusted to exclude construction in progress amounts, was more pronounced in the current year, reflecting continued increases in commodity costs as well as the timing of payments. Higher net income also contributed to the increase in cash provided by operating activities.
Cash used in investing activities for the six months ended December 31, 2022 was $55.8 million, as compared to $66.6 million in the prior year. This decrease primarily reflects a lower level of payments for property additions in the current year. Current-year capital expenditures include spending on a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that commenced commercial production in December 2022. Notable prior-year capital expenditures included spending on: the Horse Cave capacity expansion project; a capacity expansion project for one of our Marzetti dressing and sauce facilities in Columbus, Ohio that was completed in January 2022; and infrastructure improvements and capacity expansion investments at our frozen pasta facility in Altoona, Iowa that were completed in March 2022.
Cash used in financing activities for the six months ended December 31, 2022 of $49.5 million was essentially flat as compared to the prior-year total of $49.4 million. Higher levels of dividend payments and tax withholdings for stock-based compensation were offset by a lower level of share repurchases.

Liquidity and Capital Resources
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at December 31, 2022. At December 31, 2022, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2022, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At December 31, 2022, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2023 could total between $90 and $110 million, which includes approximately $50 million in expenditures attributed to the capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that commenced commercial production in December 2022.
Beyond the next 12 months, we expect that cash provided by operating activities will be the primary source of liquidity. This source, combined with our existing balances in cash and equivalents and amounts available under the Facility, is expected to be sufficient to meet our overall cash requirements.
We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of December 31, 2022, as well as purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations is expected to be due within one year.
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
•complexities related to the implementation of our new enterprise resource planning system;
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
•cyber-security incidents, information technology disruptions, and data breaches;
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting. During the first quarter of fiscal 2023, we began the implementation phase of Project Ascent, which entails the replacement of our primary customer and manufacturing transactional systems, warehousing systems, and financial systems with an integrated SAP S/4HANA ERP system.

Implementation will continue throughout fiscal 2023 as we integrate additional plants and warehouses into our new ERP network. We remain on schedule to complete the planned implementation of Project Ascent in fiscal 2024. We updated our internal controls, as necessary, to reflect the related changes in business processes. We do not expect this implementation will have an adverse effect on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). There were no changes to our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,224,364 common shares remained authorized for future repurchases at December 31, 2022. This share repurchase authorization does not have a stated expiration date. In the second quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1-31, 2022 (1)	167	$177.65	167	1,224,845
November 1-30, 2022 (1)	51	$204.46	51	1,224,794
December 1-31, 2022 (1)	430	$197.30	430	1,224,364
Total	648	$192.80	648	1,224,364
(1)Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 6. Exhibits
See Index to Exhibits below.
INDEX TO EXHIBITS

Exhibit Number	Description

10.1(a)	Amendment No. 1 to Credit Agreement, dated December 13, 2022, among Lancaster Colony Corporation, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description

104(a)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	February 2, 2023	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	February 2, 2023	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)