Form 10-Q
period 2023-03-31
LANCASTER COLONY CORP
filed 2023-05-04
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 14, 2023, there were approximately 27,522,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	March 31, 2023	June 30, 2022
ASSETS
Current Assets:
Cash and equivalents	$82,861	$60,283
Receivables	130,506	135,496
Inventories:
Raw materials	49,352	56,460
Finished goods	105,401	88,242
Total inventories	154,753	144,702
Other current assets	23,440	11,300
Total current assets	391,560	351,781
Property, Plant and Equipment:
Property, plant and equipment-gross	846,937	785,629
Less accumulated depreciation	361,899	334,261
Property, plant and equipment-net	485,038	451,368
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	30,437	32,323
Operating lease right-of-use assets	24,808	28,177
Other noncurrent assets	17,543	18,354
Total	$1,157,757	$1,090,374
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$138,450	$114,972
Accrued liabilities	58,001	50,613
Total current liabilities	196,451	165,585
Noncurrent Operating Lease Liabilities	17,465	20,494
Other Noncurrent Liabilities	18,889	20,719
Deferred Income Taxes	51,768	38,889
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-March-27,522,603 shares; June-27,520,237 shares	142,038	137,814
Retained earnings	1,518,219	1,485,045
Accumulated other comprehensive loss	(10,885)	(11,172)
Common stock in treasury, at cost	(776,188)	(767,000)
Total shareholders’ equity	873,184	844,687
Total	$1,157,757	$1,090,374
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands, except per share data)	2023	2022	2023	2022
Net Sales	$464,935	$403,494	$1,367,866	$1,223,977
Cost of Sales	370,698	335,162	1,072,472	966,676
Gross Profit	94,237	68,332	295,394	257,301
Selling, General and Administrative Expenses	64,829	54,526	165,361	157,920
Change in Contingent Consideration	—	(1,300)	—	(3,470)
Restructuring and Impairment Charges	—	22,723	—	24,651
Operating Income (Loss)	29,408	(7,617)	130,033	78,200
Other, Net	607	119	815	250
Income (Loss) Before Income Taxes	30,015	(7,498)	130,848	78,450
Taxes Based on Income (Loss)	5,460	(3,015)	28,728	17,908
Net Income (Loss)	$24,555	$(4,483)	$102,120	$60,542
Net Income (Loss) Per Common Share:
Basic and Diluted	$0.89	$(0.17)	$3.71	$2.20

Weighted Average Common Shares Outstanding:
Basic	27,465	27,442	27,462	27,448
Diluted	27,487	27,442	27,479	27,478
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands)	2023	2022	2023	2022
Net Income (Loss)	$24,555	$(4,483)	$102,120	$60,542
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	170	101	510	301
Amortization of prior service credit, before tax	(45)	(45)	(136)	(136)
Total Other Comprehensive Income, Before Tax	125	56	374	165
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(39)	(24)	(119)	(71)
Amortization of prior service credit, tax	11	11	32	32
Total Tax Expense	(28)	(13)	(87)	(39)
Other Comprehensive Income, Net of Tax	97	43	287	126
Comprehensive Income (Loss)	$24,652	$(4,440)	$102,407	$60,668
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
(Amounts in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$102,120	$60,542
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	36,665	34,417
Change in contingent consideration	—	(3,470)
Deferred income taxes and other changes	13,714	1,587
Stock-based compensation expense	6,924	7,384
Restructuring and impairment charges	—	24,435
Pension plan activity	(166)	(411)
Changes in operating assets and liabilities:
Receivables	5,490	(12,234)
Inventories	(10,051)	(44,147)
Other current assets	(11,511)	(4,240)
Accounts payable and accrued liabilities	40,966	(5,212)
Net cash provided by operating activities	184,151	58,651
Cash Flows From Investing Activities:
Payments for property additions	(78,847)	(104,888)
Proceeds from sale of property	1,209	276
Other-net	(1,283)	(453)
Net cash used in investing activities	(78,921)	(105,065)
Cash Flows From Financing Activities:
Payment of dividends	(68,946)	(64,736)
Purchase of treasury stock	(9,188)	(7,485)
Tax withholdings for stock-based compensation	(2,700)	(356)
Principal payments for finance leases	(1,818)	(1,979)
Net cash used in financing activities	(82,652)	(74,556)
Net change in cash and equivalents	22,578	(120,970)
Cash and equivalents at beginning of year	60,283	188,055
Cash and equivalents at end of period	$82,861	$67,085
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$26,371	$18,775
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended March 31, 2023
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2022	27,520	$137,814	$1,485,045	$(11,172)	$(767,000)	$844,687
Net income			37,592			37,592
Net pension and postretirement benefit gains, net of $29 tax effect				95		95
Cash dividends - common stock ($0.80 per share)			(22,067)			(22,067)
Purchase of treasury stock	—				(84)	(84)
Stock-based plans	34	(617)				(617)
Stock-based compensation expense		2,465				2,465
Balance, September 30, 2022	27,554	$139,662	$1,500,570	$(11,077)	$(767,084)	$862,071
Net income			39,973			39,973
Net pension and postretirement benefit gains, net of $30 tax effect				95		95
Cash dividends - common stock ($0.85 per share)			(23,462)			(23,462)
Purchase of treasury stock	(1)				(125)	(125)
Stock-based plans	18	(1,801)				(1,801)
Stock-based compensation expense		2,799				2,799
Balance, December 31, 2022	27,571	$140,660	$1,517,081	$(10,982)	$(767,209)	$879,550
Net income			24,555			24,555
Net pension and postretirement benefit gains, net of $28 tax effect				97		97
Cash dividends - common stock ($0.85 per share)			(23,417)			(23,417)
Purchase of treasury stock	(47)				(8,979)	(8,979)
Stock-based plans	(1)	(282)				(282)
Stock-based compensation expense		1,660				1,660
Balance, March 31, 2023	27,523	$142,038	$1,518,219	$(10,885)	$(776,188)	$873,184
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

	March 31,
	2023	2022
Construction in progress in Accounts Payable	$9,281	$21,256
In the three months ended March 31, 2022, we recorded an impairment charge of $6.8 million for certain property, plant and equipment related to the Bantam Bagels, LLC (“Bantam”) business. This charge resulted from our decision to explore strategic alternatives for this business, which triggered impairment testing, and represented the excess of the carrying value over the fair value. The fair value was based on estimated selling prices for these assets, which represented a Level 3 measurement within the fair value hierarchy. The impairment charge was reflected in Restructuring and Impairment Charges and was not allocated to our two reportable segments due to its unusual nature.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $27.2 million and $16.3 million at March 31, 2023 and June 30, 2022, respectively.
Accrued Distribution
Accrued distribution included in Accrued Liabilities was $8.4 million and $11.9 million at March 31, 2023 and June 30, 2022, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income (loss)	$24,555	$(4,483)	$102,120	$60,542
Net income available to participating securities	(43)	(52)	(246)	(168)
Net income (loss) available to common shareholders	$24,512	$(4,535)	$101,874	$60,374

Weighted average common shares outstanding – basic	27,465	27,442	27,462	27,448
Incremental share effect from:
Nonparticipating restricted stock	1	—	2	3
Stock-settled stock appreciation rights (1)	19	—	12	26
Performance units	2	—	3	1
Weighted average common shares outstanding – diluted	27,487	27,442	27,479	27,478

Net income (loss) per common share – basic and diluted	$0.89	$(0.17)	$3.71	$2.20
(1)Excludes the impact of the following weighted average stock-settled stock appreciation rights outstanding with an antidilutive effect: 0.3 million for the three months ended March 31, 2022; and 0.1 million and 0.2 million for the nine months ended March 31, 2023 and 2022, respectively.
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Accumulated other comprehensive loss at beginning of period	$(10,982)	$(8,170)	$(11,172)	$(8,253)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	181	107	544	321
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(11)	(6)	(34)	(20)
Amortization of prior service credit	(45)	(45)	(136)	(136)
Total other comprehensive income, before tax	125	56	374	165
Total tax expense	(28)	(13)	(87)	(39)
Other comprehensive income, net of tax	97	43	287	126
Accumulated other comprehensive loss at end of period	$(10,885)	$(8,127)	$(10,885)	$(8,127)
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
Impairment charges for property, plant and equipment and intangible assets resulted from nonrecurring fair value measurements in the prior year. See further discussion in Note 1 and Note 5.

Bantam Contingent Consideration
Contingent consideration resulted from the earn-out associated with our October 19, 2018 acquisition of Bantam. In general, the terms of the acquisition specified the sellers could receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Bantam for the twelve months ending December 31, 2023. The initial fair value of the contingent consideration was determined to be $8.0 million. Prior to exiting the Bantam business near the end of fiscal 2022, the fair value was measured on a recurring basis using a Monte Carlo simulation that randomly changed revenue growth, forecasted adjusted EBITDA and other uncertain variables to estimate an expected value. We recorded the present value of these amounts by applying a discount rate. As these fair value measurements were based on significant inputs not observable in the market, they represented Level 3 measurements within the fair value hierarchy. Based on our 2022 fair value measurements, we recorded reductions in the fair value of Bantam’s contingent consideration of $1.3 million and $3.5 million for the three and nine months ended March 31, 2022, respectively, resulting in a zero balance at March 31, 2022.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Contingent consideration at beginning of period	$—	$1,300	$—	$3,470
Change in contingent consideration included in operating income	—	(1,300)	—	(3,470)
Contingent consideration at end of period	$—	$—	$—	$—
Note 3 – Long-Term Debt
At March 31, 2023 and June 30, 2022, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 19, 2025, and all outstanding amounts are then due and payable. The Facility was amended on December 13, 2022 to reflect a change in the calculation of the variable interest rate from formulas tied to LIBOR to formulas tied to SOFR or an alternate base rate as defined in the Facility. In the event SOFR becomes unavailable or is no longer deemed an appropriate reference rate, the Facility allows for the use of a benchmark replacement rate. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

At March 31, 2023 and June 30, 2022, we had no borrowings outstanding under the Facility. At March 31, 2023 and June 30, 2022, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three and nine months ended March 31, 2023 and 2022.
Note 4 – Commitments and Contingencies
At March 31, 2023, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
Note 5 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at March 31, 2023 and June 30, 2022.
The following table summarizes our identifiable other intangible assets:

	March 31, 2023	June 30, 2022
Tradenames (20 to 30-year life)
Gross carrying value	$37,100	$37,100
Accumulated amortization	(9,386)	(8,385)
Net carrying value	$27,714	$28,715
Customer Relationships (10 to 15-year life)
Gross carrying value	$5,287	$14,207
Accumulated amortization	(4,210)	(12,727)
Net carrying value	$1,077	$1,480
Technology / Know-how (10-year life)
Gross carrying value	$6,350	$6,350
Accumulated amortization	(4,704)	(4,222)
Net carrying value	$1,646	$2,128
Total net carrying value	$30,437	$32,323
In the three months ended March 31, 2022, we recorded an impairment charge of $12.3 million to write off the net carrying value of Bantam’s tradename, customer relationships and technology / know-how intangible assets based on our decision to explore strategic alternatives for this business. The impairment charge was reflected in Restructuring and Impairment Charges and was not allocated to our two reportable segments due to its unusual nature.
In the three months ended December 31, 2021, we recorded an impairment charge of $0.9 million related to Bantam’s Retail customer relationships intangible asset, which reflected lower projected cash flows for Bantam’s Retail business. The impairment charge was reflected in Restructuring and Impairment Charges and was recorded in our Retail segment.
The impairment charges discussed above represented the excess of the carrying value over the fair value of estimated discounted cash flows specific to the remaining useful lives of the related intangible assets. As the fair value measurements were based on significant inputs not observable in the market, they represented Level 3 measurements within the fair value hierarchy.
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Amortization expense	$629	$1,161	$1,886	$3,562

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Total annual amortization expense for each of the next five years is estimated to be as follows:

2024	$2,514
2025	$2,212
2026	$1,610
2027	$1,426
2028	$1,334
Note 6 – Income Taxes
Prepaid federal income taxes of $10.2 million were included in Other Current Assets at March 31, 2023. Prepaid state and local income taxes of $2.2 million and $1.9 million were included in Other Current Assets at March 31, 2023 and June 30, 2022, respectively.
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
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at March 31, 2023 is generally consistent with that of June 30, 2022.
We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net Sales
Retail	$247,208	$213,128	$729,187	$682,102
Foodservice	217,727	190,366	638,679	541,875
Total	$464,935	$403,494	$1,367,866	$1,223,977
Operating Income
Retail	$36,943	$22,213	$129,195	$119,997
Foodservice	22,405	18,556	81,030	52,690
Nonallocated Restructuring and Impairment Charges (1)	—	(22,723)	—	(23,749)
Corporate Expenses	(29,940)	(25,663)	(80,192)	(70,738)
Total	$29,408	$(7,617)	$130,033	$78,200
(1)Reflects restructuring and impairment charges related to the Bantam business and a facility closure, which were not allocated to our two reportable segments due to their unusual nature.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Retail
Shelf-stable dressings, sauces and croutons	$116,246	$94,578	$301,995	$272,439
Frozen breads	85,165	73,328	275,447	258,426
Refrigerated dressings, dips and other	45,797	45,222	151,745	151,237
Total Retail net sales	$247,208	$213,128	$729,187	$682,102
Foodservice
Dressings and sauces	$163,851	$143,156	$475,766	$403,953
Frozen breads and other	53,876	47,210	162,913	137,922
Total Foodservice net sales	$217,727	$190,366	$638,679	$541,875
Total net sales	$464,935	$403,494	$1,367,866	$1,223,977
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Foodservice
National accounts	$172,304	$146,959	$504,310	$414,840
Branded and other	45,423	43,407	134,369	127,035
Total Foodservice net sales	$217,727	$190,366	$638,679	$541,875
Note 8 – Stock-Based Compensation
There have been no changes to our stock-based compensation plan as disclosed in our 2022 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.3 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. Year-to-date SSSARs compensation expense was $1.7 million for the current-year period compared to $2.9 million for the prior-year period. At March 31, 2023, there was $1.2 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 1 year.
Our restricted stock compensation expense was $0.4 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. Year-to-date restricted stock compensation expense was $3.2 million for the current-year period compared to $3.7 million for the prior-year period. At March 31, 2023, there was $5.8 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Our performance units compensation expense was $0.9 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Year-to-date performance units compensation expense was $2.0 million for the current-year period compared to $0.8 million for the prior-year period. At March 31, 2023, there was $4.9 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

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
•long-standing Foodservice customer relationships that help to support strategic licensing opportunities in Retail;
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
With respect to long-term growth, we continually evaluate the future opportunities and needs for our business specific to our plant infrastructure, IT platforms and other initiatives to support and strengthen our operations. Recent examples of resulting investments include:
•a significant capacity expansion project for our Marzetti dressing and sauce facility in Horse Cave, Kentucky that reached substantial completion in March 2023;
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
Project Ascent commenced in late 2019 and entails the replacement of our primary customer and manufacturing transactional systems, warehousing systems, and financial systems with an integrated SAP S/4HANA system. Implementation of this system began in July 2022 and will continue throughout fiscal 2023. Customer fulfillment levels remained strong before and after the initial system cutover with no unplanned disruptions in receiving orders, producing products or shipping orders. We remain on schedule to complete the planned implementation of Project Ascent in fiscal 2024.

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
The inflationary cost environment we experienced during 2022 resulted in significantly higher input costs for our business. During 2022, we endured unprecedented inflationary costs for commodities, particularly soybean oil and flour, in addition to notably higher costs for packaging, freight and warehousing, and labor. This cost inflation was attributed to numerous factors such as the impacts of the COVID-19 pandemic, the war in Ukraine, climate and weather conditions, supply chain disruptions, including some raw material and packaging shortages, a tight labor market, and government policy decisions. We continued to experience significant cost inflation through the first nine months of 2023, particularly for soybean oil, eggs and flour.
RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	Change		2023	2022	Change
Net Sales	$464,935	$403,494	$61,441	15%	$1,367,866	$1,223,977	$143,889	12%
Cost of Sales	370,698	335,162	35,536	11%	1,072,472	966,676	105,796	11%
Gross Profit	94,237	68,332	25,905	38%	295,394	257,301	38,093	15%
Gross Margin	20.3%	16.9%			21.6%	21.0%
Selling, General and Administrative Expenses	64,829	54,526	10,303	19%	165,361	157,920	7,441	5%
Change in Contingent Consideration	—	(1,300)	1,300	(100)%	—	(3,470)	3,470	(100)%
Restructuring and Impairment Charges	—	22,723	(22,723)	(100)%	—	24,651	(24,651)	(100)%
Operating Income (Loss)	29,408	(7,617)	37,025	486%	130,033	78,200	51,833	66%
Operating Margin	6.3%	(1.9)%			9.5%	6.4%
Other, Net	607	119	488	410%	815	250	565	226%
Income (Loss) Before Income Taxes	30,015	(7,498)	37,513	500%	130,848	78,450	52,398	67%
Taxes Based on Income (Loss)	5,460	(3,015)	8,475	281%	28,728	17,908	10,820	60%
Effective Tax Rate	18.2%	40.2%			22.0%	22.8%
Net Income (Loss)	$24,555	$(4,483)	$29,038	648%	$102,120	$60,542	$41,578	69%
Diluted Net Income (Loss) Per Common Share	$0.89	$(0.17)	$1.06	624%	$3.71	$2.20	$1.51	69%

Net Sales
Consolidated net sales for the three months ended March 31, 2023 increased 15% to a third quarter record $464.9 million versus $403.5 million last year, reflecting higher net sales for both the Retail and Foodservice segments driven by pricing to offset inflationary costs in addition to volume growth. Consolidated sales volumes, measured in pounds shipped, increased 3% for the three months ended March 31, 2023. In the prior-year quarter ended March 31, 2022, consolidated sales volumes decreased 2%.
Consolidated net sales for the nine months ended March 31, 2023 increased 12% to $1,367.9 million versus $1,224.0 million last year, reflecting higher net sales for both the Retail and Foodservice segments driven by pricing to offset inflationary costs. Sales in the current year were unfavorably impacted by the advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live that commenced on July 1. Consolidated sales volumes, measured in pounds shipped, decreased 4% for the nine months ended March 31, 2023. In the prior year, consolidated sales volumes increased 3% for the nine months ended March 31, 2022.
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended March 31, 2023 increased $25.9 million to $94.2 million as our pricing actions effectively offset the significant inflationary costs we have experienced for commodities, packaging, labor and warehousing. The higher gross profit also reflects improved manufacturing efficiencies, cost savings initiatives and a more stable operating environment, as partially offset by the impact of the Wave 3 implementation phase of Project Ascent as our dressing and sauce production facility in Horse Cave, Kentucky transitioned to our new ERP system in early February as planned. The current-year gross profit compares to a very challenging prior-year quarter characterized by escalating inflationary costs across our entire supply chain, increased costs to service the shifting demands of our business, and shortages of select ingredients and packaging supplies.
Consolidated gross profit for the nine months ended March 31, 2023 increased $38.1 million to $295.4 million as influenced by the pricing actions we have taken to offset significant inflationary costs. Gross profit also benefited from a more stable operating environment, improved manufacturing efficiencies, cost savings initiatives and our actions taken to exit less profitable product lines and reduce headcount.
Selling, General and Administrative Expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2023	2022	Change		2023	2022	Change
SG&A Expenses - Excluding Project Ascent	$57,214	$44,227	$12,987	29%	$141,076	$129,599	$11,477	9%
Project Ascent Expenses	7,615	10,299	(2,684)	(26)%	24,285	28,321	(4,036)	(14)%
Total SG&A Expenses	$64,829	$54,526	$10,303	19%	$165,361	$157,920	$7,441	5%
Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2023 increased 19% to $64.8 million compared to $54.5 million in the prior-year period. This increase reflects higher expenditures to support the continued growth of our business, including investments in personnel and consumer promotions in addition to higher brokerage costs associated with the increased sales. SG&A expenses also include some nonrecurring legal charges for closed operations. These higher costs were partially offset by lower expenditures for Project Ascent, our ERP initiative. Project Ascent expenses totaled $7.6 million in the current-year quarter versus $10.3 million last year.
SG&A expenses for the nine months ended March 31, 2023 increased 5% to $165.4 million compared to $157.9 million in the prior year. This increase reflects increased investments in personnel, higher brokerage costs, some nonrecurring legal charges for closed operations and increased travel expenses. Project Ascent expenses decreased $4.0 million to $24.3 million for the nine months ended March 31, 2023.
Project Ascent expenses are included within Corporate Expenses. A portion of the costs that have been classified as Project Ascent expenses represent ongoing costs that will continue subsequent to the completion of our ERP implementation.

Change in Contingent Consideration
In the prior year, the change in contingent consideration resulted in a benefit of $1.3 million and $3.5 million for the three and nine months ended March 31, 2022, respectively. This benefit was attributed to a reduction in the fair value of the contingent consideration liability for Bantam Bagels, LLC (“Bantam”) based on our fair value measurements, resulting in a zero balance at March 31, 2022. We recorded the third quarter adjustment of $1.3 million in our Foodservice segment. For the year-to-date adjustment, we recorded $2.6 million in our Foodservice segment and $0.9 million in our Retail segment. We ultimately exited the Bantam business near the end of fiscal 2022. See further discussion in Note 2 to the condensed consolidated financial statements.
Restructuring and Impairment Charges
In the prior-year quarter ended March 31, 2022, we recorded restructuring and impairment charges of $22.7 million related to Bantam. Impairment testing was triggered for the related long-lived assets of the asset group based on our decision to explore strategic alternatives for this business. The restructuring and impairment charges consisted of impairment charges for intangible assets, fixed assets and an operating lease right-of-use asset, as well as restructuring charges related to a contractual obligation. Due to their unusual nature, these charges were not allocated to our two reportable segments. As noted above, we ultimately exited the Bantam business near the end of fiscal 2022.
In the prior year, we also recorded an impairment charge of $0.9 million for the nine months ended March 31, 2022 related to Bantam’s Retail customer relationships intangible asset, which reflected lower projected cash flows for Bantam’s Retail business. This impairment charge was reflected in our Retail segment.
In the prior-year quarter ended December 31, 2021, we committed to a plan to close our frozen garlic bread facility in Baldwin Park, California in support of our ongoing efforts to better optimize our manufacturing network. The operations of this facility were not classified as discontinued operations as the closure did not represent a strategic shift that would have a major effect on our operations or financial results. For the nine months ended March 31, 2022, we recorded restructuring and impairment charges of $1.0 million, which consisted of one-time termination benefits and impairment charges for fixed assets and an operating lease right-of-use asset. These charges were not allocated to our two reportable segments due to their unusual nature.
Operating Income (Loss)
Operating income increased $37.0 million to $29.4 million for the three months ended March 31, 2023 driven by the increase in gross profit as our pricing actions served to offset the significant inflationary costs we have experienced for commodities, packaging, labor and warehousing, as well as the impact of the prior-year restructuring and impairment charges. Operating income also benefited from improved manufacturing efficiencies and a more stable operating environment. The increase in SG&A expenses partially offset these positive factors.
Operating income increased $51.8 million to $130.0 million for the nine months ended March 31, 2023 driven by the same factors noted for the three months ended March 31, 2023.
See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on Income (Loss)
Our effective tax rate was 22.0% and 22.8% for the nine months ended March 31, 2023 and 2022, respectively. For the nine months ended March 31, 2023 and 2022, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Nine Months Ended March 31,
	2023	2022
Statutory rate	21.0%	21.0%
State and local income taxes	2.1	3.6
Net windfall tax benefits - stock-based compensation	(0.4)	(0.2)
Other	(0.7)	(1.6)
Effective rate	22.0%	22.8%

We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the nine months ended March 31, 2023 and 2022, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.4% and 0.2%, respectively.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share for the third quarter of 2023 totaled $0.89, as compared to a loss of $0.17 per diluted share in the prior year. Expenditures for Project Ascent reduced diluted earnings per share by $0.21 and $0.29 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2022, restructuring and impairment charges had an unfavorable impact of $0.63 per diluted share while the adjustment to Bantam’s contingent consideration increased diluted earnings per share by $0.04. Diluted earnings per share in the current year benefited from final adjustments related to the filing of tax returns for fiscal 2022, including a favorable adjustment related to closed operations.
For the nine months ended March 31, 2023, diluted net income per share totaled $3.71, as compared to $2.20 per diluted share in the prior year. For the nine months ended March 31, 2023 and 2022, expenditures for Project Ascent reduced diluted earnings per share by $0.68 and $0.79, respectively. For the nine months ended March 31, 2022, restructuring and impairment charges had an unfavorable impact of $0.68 per diluted share while the adjustment to Bantam’s contingent consideration increased diluted earnings per share by $0.10.
Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended March 31.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2023	2022	Change		2023	2022	Change
Net Sales	$247,208	$213,128	$34,080	16%	$729,187	$682,102	$47,085	7%
Operating Income	$36,943	$22,213	$14,730	66%	$129,195	$119,997	$9,198	8%
Operating Margin	14.9%	10.4%			17.7%	17.6%
For the three months ended March 31, 2023, Retail segment net sales increased 16% to $247.2 million from the prior-year total of $213.1 million, including the favorable impact of our pricing actions. Retail segment sales volumes, measured in pounds shipped, increased 6%. Retail sales volume growth was driven by the continued success of our program for licensed dressings and sauces. Our New York BRAND Bakery® frozen garlic bread products also contributed to the increase in the Retail sales volume. In the prior-year quarter ended March 31, 2022, Retail sales volumes decreased 2%.
For the nine months ended March 31, 2023, Retail segment net sales increased 7% to $729.2 million compared to the prior-year total of $682.1 million, including the favorable impact of our pricing actions. Sales in the current year were unfavorably impacted by advance orders accounting for an estimated $11 million in Retail net sales that were made near the end of fiscal 2022 ahead of our ERP go-live, which commenced on July 1. Retail segment sales volumes, measured in pounds shipped, declined 4%. Sales volumes were unfavorably impacted by the advance ordering ahead of our ERP go-live, price elasticity and product line rationalizations that were implemented during fiscal 2022. In the nine months ended March 31, 2022, Retail sales volumes increased 4%.
For the three months ended March 31, 2023, Retail segment operating income increased 66% to $36.9 million as our pricing actions served to offset significant cost inflation, in addition to the favorable impacts of higher sales volumes. In the prior-year quarter, the net impact of our pricing actions lagged the extraordinary levels of cost inflation, and operating income was also unfavorably impacted by an unstable operating environment that resulted in increased costs to manufacture products and service the business.
For the nine months ended March 31, 2023, Retail segment operating income increased 8% to $129.2 million as our pricing actions served to offset significant cost inflation. In the prior-year period, the net impact of our pricing actions lagged the extraordinary levels of cost inflation, and operating income was also unfavorably impacted by an unstable operating environment that resulted in increased costs to manufacture products and service the business.

Foodservice Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2023	2022	Change		2023	2022	Change
Net Sales	$217,727	$190,366	$27,361	14%	$638,679	$541,875	$96,804	18%
Operating Income	$22,405	$18,556	$3,849	21%	$81,030	$52,690	$28,340	54%
Operating Margin	10.3%	9.7%			12.7%	9.7%
For the three months ended March 31, 2023, Foodservice segment net sales grew 14% to $217.7 million compared to $190.4 million in the prior-year period driven by inflationary pricing combined with increased demand from several of our national chain restaurant account customers and growth for our branded Foodservice products. Foodservice segment sales volume, measured in pounds shipped, increased less than 1%. In the prior-year quarter ended March 31, 2022, Foodservice sales volumes decreased 2%.
For the nine months ended March 31, 2023, Foodservice segment net sales increased 18% to $638.7 million from the prior-year total of $541.9 million driven by inflationary pricing and volume gains from certain quick-service restaurant customers in our mix of national chain restaurant accounts. Sales in the current year were unfavorably impacted by the advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live, which reduced Foodservice net sales in the current-year period by an estimated $14 million. Foodservice segment sales volumes, measured in pounds shipped, decreased 4%. Sales volumes were unfavorably impacted by the advance ordering ahead of our ERP go-live and our decision to exit some less profitable SKUs during fiscal 2022. In the nine months ended March 31, 2022, Foodservice sales volumes increased 2%.
For the three months ended March 31, 2023, Foodservice segment operating income increased 21% to $22.4 million driven by cost savings initiatives and improved manufacturing efficiencies. Our pricing actions effectively offset inflationary costs. Foodservice segment operating income in the prior-year quarter included the $1.3 million benefit recorded to Foodservice from the adjustment to Bantam’s contingent consideration.
For the nine months ended March 31, 2023, Foodservice segment operating income increased 54% to $81.0 million as our pricing actions effectively offset inflationary costs, including last year’s shortfall. Operating income in the current year also benefited from a more favorable sales mix, our decision to discontinue some less profitable SKUs and a more stable operating environment. Prior-year operating income reflected a lag in pricing relative to inflationary costs, as partially offset by the adjustments to Bantam’s contingent consideration.
Corporate Expenses
For the three months ended March 31, 2023 and 2022, corporate expenses totaled $29.9 million and $25.7 million, respectively. This increase primarily reflects increased investments in personnel and some nonrecurring legal charges for closed operations, as partially offset by a decline in Project Ascent expenses. Expenditures for Project Ascent totaled $7.6 million and $10.3 million for the three months ended March 31, 2023 and 2022, respectively.
For the nine months ended March 31, 2023 and 2022, corporate expenses totaled $80.2 million and $70.7 million, respectively. This increase reflects the same factors noted for the three months ended March 31, 2023. Expenditures for Project Ascent totaled $24.3 million and $28.3 million for the nine months ended March 31, 2023 and 2022, respectively.
LOOKING FORWARD
Looking forward to our fiscal fourth quarter, we anticipate our Retail sales will continue to benefit from our licensing program, including incremental volume growth from the new products, flavors and sizes we have introduced this fiscal year. In Foodservice, we expect sustained volume growth from select customers in our mix of national chain restaurant accounts. Consolidated net sales and operating income will compare to last year’s fourth quarter that benefited from an estimated $25 million in incremental net sales and $5 million in operating income attributed to advance customer orders ahead of our July 1, 2022 ERP go-live date for Wave 1. Both our Retail and Foodservice sales will also continue to benefit from our pricing actions.
Cost inflation will remain a headwind to our financial results in our fiscal fourth quarter, but we do foresee some moderation in the rate of inflationary costs compared to recent quarters. The pricing actions we have implemented along with our cost savings initiatives are expected to offset the inflationary costs.
We remain on schedule to complete the planned implementation of Project Ascent in fiscal 2024.

FINANCIAL CONDITION
Cash Flows
For the nine months ended March 31, 2023, net cash provided by operating activities totaled $184.2 million, as compared to $58.7 million in the prior-year period. This increase was primarily due to the year-over-year changes in net working capital, particularly inventories, accounts payable, accrued liabilities and receivables. Inventories primarily reflect the favorable comparison against a larger prior-year increase in inventories, which resulted from higher commodity costs and overall elevated quantities on-hand to help service a less predictable demand environment. The favorable cash flow impact of higher accounts payable, as adjusted to exclude construction in progress amounts, was more pronounced in the current year, reflecting continued increases in commodity costs as well as the timing of payments. Accrued liabilities reflect the favorable impacts of a current-year increase in the accruals for compensation and employee benefits as well as a prior-year decline in these balances. Receivables reflect the favorable impacts of a current-year decrease in receivables as well as a prior-year increase in receivables. The current-year decrease in receivables was due in part to an elevated level of receivables at the end of fiscal 2022 resulting from the advance ordering by our customers ahead of our ERP go-live. The prior-year increase in receivables resulted from higher sales levels. Higher net income, as partially offset by the year-over-year change in noncash restructuring and impairment charges, also contributed to the increase in cash provided by operating activities.
Cash used in investing activities for the nine months ended March 31, 2023 was $78.9 million, as compared to $105.1 million in the prior year. This decrease primarily reflects a lower level of payments for property additions in the current year. Current-year capital expenditures include spending on a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that reached substantial completion in March 2023. Notable prior-year capital expenditures included spending on: the Horse Cave capacity expansion project; a capacity expansion project for one of our Marzetti dressing and sauce facilities in Columbus, Ohio that was completed in January 2022; and infrastructure improvements and capacity expansion investments at our frozen pasta facility in Altoona, Iowa that were completed in March 2022.
Cash used in financing activities for the nine months ended March 31, 2023 of $82.7 million increased from the prior-year total of $74.6 million. This increase reflects higher levels of dividend payments, tax withholdings for stock-based compensation and share repurchases.
Liquidity and Capital Resources
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at March 31, 2023. At March 31, 2023, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2023, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At March 31, 2023, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2023 will total an estimated $100 million, which includes approximately $55 million in expenditures attributed to the capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky.
Beyond the next 12 months, we expect that cash provided by operating activities will be the primary source of liquidity. This source, combined with our existing balances in cash and equivalents and amounts available under the Facility, is expected to be sufficient to meet our overall cash requirements.

We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of March 31, 2023, as well as purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations is expected to be due within one year.
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
•adequate supply of labor for our manufacturing facilities;
•adverse changes in freight, energy or other costs of producing, distributing or transporting our products;
•the impact of customer store brands on our branded retail volumes;
•fluctuations in the cost and availability of ingredients and packaging;
•dependence on contract manufacturers, distributors and freight transporters, including their operational capacity and financial strength in continuing to support our business;
•price and product competition;
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
•significant shifts in consumer demand and disruptions to our employees, communities, customers, supply chains, production planning, operations, and production processes resulting from the impacts of epidemics, pandemics or similar widespread public health concerns and disease outbreaks;
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,176,804 common shares remained authorized for future repurchases at March 31, 2023. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1-31, 2023	—	$—	—	1,224,364
February 1-28, 2023 (1)	31,563	$188.62	31,563	1,192,801
March 1-31, 2023	15,997	$189.17	15,997	1,176,804
Total	47,560	$188.80	47,560	1,176,804
(1)Includes 7,560 shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 6. Exhibits
See Index to Exhibits below.
INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Agreement for Severance and Release, effective February 1, 2023, between the Company and Dave Nagle (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed February 3, 2023)

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description

104(a)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	May 4, 2023	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	May 4, 2023	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)