Form 10-K
period 2023-06-30
LANCASTER COLONY CORP
filed 2023-08-23
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price at which such Common Stock was last sold as of December 31, 2022 was $3,821.3 million.
As of August 1, 2023, there were approximately 27,528,000 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its November 2023 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

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
Available Information
Our Internet website address is https://www.lancastercolony.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The information contained on our website or connected to it is not incorporated into this Annual Report on Form 10-K.
The SEC also maintains a website, https://www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. The financial information relating to our business segments for the three years ended June 30, 2023, 2022 and 2021 is included in Note 9 to the consolidated financial statements, and located in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.
Retail Segment
The following table presents the primary Retail products we manufacture and sell under our brand names:

Products	Brand Names
Frozen Breads
Frozen garlic breads	New York BRAND Bakery
Frozen Parkerhouse style yeast rolls and dinner rolls	Sister Schubert’s
Refrigerated Dressings and Dips
Salad dressings	Marzetti, Marzetti Simply
Vegetable dips and fruit dips	Marzetti
Shelf-Stable Dressings and Croutons
Salad dressings	Marzetti, Cardini’s, Girard’s
Croutons and salad toppings	New York BRAND Bakery, Chatham Village, Marzetti

We also manufacture and sell other products pursuant to brand license agreements, including Chick-fil-A® sauces and dressings, Olive Garden® dressings and Buffalo Wild Wings® sauces. Additionally, a small portion of our Retail sales are products sold under private label to retailers.
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
Our top five Retail customers accounted for 59%, 57% and 55% of this segment’s total net sales in 2023, 2022 and 2021, respectively.
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
The following table presents the primary Foodservice products we manufacture and sell under our brand names:

Products	Brand Names
Dressings and Sauces
Salad dressings	Marzetti
Frozen Breads and Other
Frozen garlic breads	New York BRAND Bakery
Frozen Parkerhouse style yeast rolls and dinner rolls	Sister Schubert’s
Frozen pasta	Marzetti Frozen Pasta
The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls.
Our top five Foodservice direct customers accounted for 58%, 58% and 61% of this segment’s total net sales in 2023, 2022 and 2021, respectively. Within our Foodservice segment, typically our largest direct customers are distributors that distribute our products primarily to foodservice national chain restaurant accounts.
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

NET SALES ATTRIBUTED TO SIGNIFICANT CUSTOMER RELATIONSHIPS
Net sales attributed to Walmart Inc. (“Walmart”) totaled 18% of consolidated net sales for 2023, 2022 and 2021. Net sales attributed to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., totaled 11%, 11% and 13% of consolidated net sales for 2023, 2022 and 2021, respectively. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain restaurant accounts, principally in the quick service, fast casual and casual dining channels. In general, these national chain restaurants have direct relationships with us for culinary research and development, menu development and production needs, but choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these national chain restaurants, and we invoice McLane for these sales.
Our relationship with Chick-fil-A, Inc. (“Chick-fil-A”), one of our national chain restaurant accounts, also represents a significant portion of our consolidated net sales. In Foodservice, we primarily supply Chick-fil-A indirectly through distributors, including McLane. A portion of our Foodservice sales represent direct sales to Chick-fil-A. Chick-fil-A is also a significant contributor to our Retail sales as we sell their sauce and dressing products into the retail channel through an exclusive license agreement. Total net sales attributed to Chick-fil-A, including the Retail sales resulting from the exclusive license agreement and the Foodservice sales, totaled 26%, 24% and 21% of consolidated net sales for 2023, 2022 and 2021, respectively.
NET SALES BY CLASS OF PRODUCTS
The following table sets forth business segment information with respect to the percentage of net sales contributed by our primary classes of similar products:

	2023	2022	2021
Retail Segment:
Shelf-stable dressings, sauces and croutons	23%	22%	21%
Frozen breads	19%	20%	21%
Refrigerated dressings, dips and other	11%	13%	15%
Foodservice Segment:
Dressings and sauces	35%	34%	32%
Frozen breads and other	12%	11%	11%
MANUFACTURING
As of June 30, 2023, the majority of our products were manufactured and packaged at our 15 food plants located throughout the United States. Most of these plants produce products for both the Retail and Foodservice segments. Efficient and cost-effective production remains a key focus as evidenced by our lean six sigma initiative. Certain items are also manufactured and packaged by third parties located in the United States, Canada and Europe.
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
GOVERNMENT REGULATION
Our business operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations promulgated under the Federal Food, Drug and Cosmetic Act and the Food Safety Modernization Act. We are also subject to various federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations did not have a material effect upon the level of capital expenditures, earnings or our competitive position in 2023 and is not expected to have a material impact in 2024.
HUMAN CAPITAL
As of June 30, 2023, we had 3,400 employees. Of those employees, 23% are represented under various collective bargaining contracts and 6% are represented under a collective bargaining contract that will expire within one year.

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
Consistent with this purpose, our human capital management strategy emphasizes six key areas of focus: Health and Safety; Talent Acquisition; Total Rewards; Employee Engagement; Diversity, Equity and Inclusion (“DEI”); and Community Engagement. Our Board of Directors oversees this strategy and dedicates one Board meeting each year to a full review of talent.
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
Total Rewards
We offer our employees competitive fixed and/or variable pay along with a Total Rewards package which typically includes medical, prescription, dental, vision and life insurance benefits, paid parental leave, adoption assistance, disability coverage, a 401(k) plan, and various employee assistance programs. We have undertaken external benchmarking to ensure our compensation and benefits offerings remain competitive.
We continue to work to expand our Total Rewards program to strengthen our focus on work/life effectiveness and holistic well-being, which includes physical, financial, emotional, and social well-being. We genuinely want to help our people to thrive both personally and professionally and have cultivated a high-performing workplace built on trust, accountability and growth.
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
Diversity, Equity and Inclusion
We foster a collaborative working environment where all our employees can thrive and feel they belong. We believe our commitment to diversity, equity, inclusion and belonging enhances our ability to attract and retain a high-performing and diverse team. We monitor the diversity of our organization to identify areas of improvement, advance our DEI strategy and measure the effectiveness of our efforts. Our goal is to establish a continuous improvement trend. In 2023, our workforce was 36% female and 44% of our employees represented minority races or ethnicities.
In 2020, we adopted our Diversity Hiring Statement, which sets out our pledge to include women and minorities in the pool of candidates for new leadership positions. We have already seen a positive impact with the percentage of women at levels of Vice President and above increasing by 58% from January 2020 to January 2023 and the percentages of non-white representation for positions of director and above nearly doubling in the same period.
To unlock opportunities for high school students from diverse backgrounds, we have committed to a work-study program that provides tuition support and work-study mentorship to high school students from low-income families.
We also encourage employee-led initiatives to promote diversity within the organization. Several employee resource groups (“ERGs”) have been established in the last few years. These affinity-based groups provide a support network for colleagues from diverse backgrounds and help to raise awareness of DEI topics. Each of our ERGs is sponsored by a member of our leadership team to ensure top-down accountability for our DEI initiatives.

Community Engagement
Our volunteering and philanthropic efforts align with United Nations Sustainable Development Goals, with a particular focus on reducing poverty and food insecurity while promoting good health and quality education for all. In 2023, our teams mobilized to support Pelotonia, Toys for Tots, and the United Way. We regularly donate funds and volunteer time to a range of other community organizations and foundations as well, including the Children’s Hunger Alliance, National Veterans Memorial and Museum, Jobs for America’s Graduates, and local food banks.
RAW MATERIALS
During 2023, we obtained adequate supplies of raw materials and packaging. We rely on a variety of raw materials and packaging for the day-to-day production of our products, including soybean oil, various sweeteners, eggs, dairy-related products, flour, various films and plastic and paper packaging materials.
We purchase the majority of these materials on the open market to meet current requirements, but we also have some fixed-price contracts with terms generally one year or less. See further discussion in the “Risk Factors” section below and the “Financial Condition” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Although the availability and price of certain of these materials are influenced by weather, disease and the level of global demand, we anticipate that future sources of supply for 2024 will generally be available and adequate for our needs.

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
RISKS RELATED TO OUR OPERATIONS
Increases in the costs, or limitations in the availability, of raw materials, packaging and freight used to produce, package and deliver our products due to inflation, geopolitical events or otherwise could adversely affect our business by increasing our costs to produce goods.
Our principal raw materials include soybean oil, packaging materials, flour, various sweeteners, dairy-related products and eggs. Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing or distribution capabilities, or to the capabilities of our suppliers or contract manufacturers, due to factors that are hard to predict or beyond our control, such as adverse weather conditions, natural disasters, fire, terrorism, pandemics or similar public health emergencies, strikes, geopolitical events such as the conflict between Russia and Ukraine, or other events.
Production of the agricultural commodities used in our business may also be adversely affected by drought, water scarcity, temperature extremes, scarcity of suitable agricultural land, worldwide demand, changes in international trade arrangements, livestock disease (for example, avian influenza), crop disease and/or crop pests.
We purchase a majority of our key raw materials on the open market. Our ability to avoid the adverse effects of a pronounced, sustained price increase in our raw materials is limited. We have observed increased volatility in the costs of many of these raw materials in recent years. During fiscal 2023, we faced continued industry-wide inflation for various inputs, including commodities, ingredients, packaging materials, transportation and labor. Similarly, fluctuating petroleum prices and transportation capacity have, from time to time, impacted our costs of resin-based packaging and our costs of inbound freight on all purchased materials.
We try to limit our exposure to price fluctuations for raw materials by periodically entering into longer-term, fixed-price contracts for certain raw materials, but we cannot ensure success in limiting our exposure. During fiscal 2022, the overall global economy experienced significant inflation in packaging materials, fuel, energy, and commodities. Inflation has and may continue to adversely affect us by increasing our costs of raw materials, packaging and freight, as well as wage and benefit costs. Any substantial change in the prices or availability of raw materials may have an adverse impact on our profitability. For example, in recent periods we have seen significant commodity inflation in soybean oil, which has impacted both of our segments because of the significant number of our products that include soybean oil. Furthermore, consumer spending patterns, which may be difficult to predict in an inflationary environment, may adversely affect demand for our products. During challenging economic times, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced offerings, making it more difficult for us to maintain prices and/or effectively implement price increases.
In addition, our retail partners and retail distributors may pressure us to rescind price increases we have announced or already implemented, whether through a change in list price or increased trade and promotional activity. We may experience further increases in the costs of raw materials and our ability to maintain prices or effectively implement price increases, including our price increases effective in fiscal 2023, may be affected by several factors, including competition, effectiveness of our marketing programs, the continuing strength of our brands, market demand and general economic conditions, including broader inflationary pressures. If we cannot maintain or increase prices for our products or must increase trade and promotional activity, our margins may be adversely affected. Furthermore, price increases generally result in volume losses, as consumers tend to purchase fewer units at higher price points. If such losses are greater than expected or if we lose distribution due to price increases, our business, financial condition and results of operations may be materially and adversely affected.
The Russia-Ukraine conflict is fast-moving and uncertain. Global grain markets have exhibited increased volatility as sanctions have been imposed on Russia by the United States, the United Kingdom, the European Union, and others in response to Russia’s invasion of Ukraine. While we do not expect our operations to be directly impacted by the conflict at this time, changes in global grain and commodity flows could impact the markets in which we operate, which may in turn negatively impact our business, results of operations, supply chain and financial condition.
A disruption of production at certain manufacturing facilities could result in an inability to meet customer demand for certain of our products, which could also negatively impact our ability to maintain adequate levels of product placement with our customers on a long-term basis.
Because we source certain products from single manufacturing sites and use third-party manufacturers for portions of our production needs for certain products, it is possible that we could experience a production disruption that results in a reduction or elimination of the availability of some of our products. If we are not able to obtain alternate production capability in a timely manner, or on favorable terms, it could have a negative impact on our business, results of operations, financial condition and cash flows, including the potential for long-term loss of product placement with various customers.
We are also subject to risks of other business disruptions associated with our dependence on production facilities, distribution systems and third party staffing agencies. For example, we rely on third party temporary staffing agencies to support certain of our production operations. If, for any reason, we are unable to source sufficient resources from these staffing agencies to support our production expectations, it could result in an inability to meet consumer demand for certain of our products and have a material adverse effect on our business. In addition, pandemics and similar public health emergencies, natural disasters, terrorist activity, cyber attacks, geopolitical events or other unforeseen events could interrupt production or distribution and have a material adverse effect on our business, results of operations, financial condition and cash flows, including the potential for long-term loss of product placement with our customers.
Labor shortages, increased labor costs, and increased labor turnover could adversely impact our business, results of operations, financial condition, and cash flows.
We have recently experienced labor shortages, increased labor costs and increased employee turnover, which were due in part to the COVID-19 pandemic and the related policies and mandates and exacerbated by inflationary costs. In this increasingly tight and competitive labor market, a sustained labor shortage or increased turnover rates within our workforce, or the workforce of any of our significant vendors, suppliers and other parties with which we do business, could lead to production or shipping delays and increased costs, including increased wages to attract and retain employees and increased overtime to meet demand. In addition, our ability to recruit and retain a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations could be adversely impacted if we fail to respond adequately to rapidly changing employee expectations regarding fair compensation, an inclusive and diverse workplace, flexible working arrangements or other matters. These factors could have a material adverse impact on our business, results of operations, financial condition and cash flows.
The availability and cost of transportation for our products is vital to our success, and the loss of availability or increase in the cost of transportation could have an unfavorable impact on our business, results of operations, financial condition and cash flows.
Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products, including refrigerated trailers for many of our products, is a key factor to our success. Delays in transportation, including weather-related delays and disruptions due to a pandemic or similar public health emergency, could have a material adverse effect on our business and results of operations. Further, higher fuel costs and increased line haul costs due to industry capacity constraints, customer delivery requirements and a more restrictive regulatory environment could negatively impact our financial results. We are often required to pay fuel surcharges that fluctuate with the price of diesel fuel to third-party transporters of our products, and, during periods of fast-rising fuel prices, such surcharges can be substantial. If we were unable to pass higher freight costs to our customers in the form of price increases, those higher costs could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We limit our exposure to price fluctuations in energy-related costs by periodically entering into longer-term, fixed-price contracts for natural gas and electricity supply for some of our manufacturing facilities. However, due to the inherent variability of contractual terms and end dates, in addition to the extent to which the energy markets in which we operate have been deregulated to allow for contracted supply, we will retain some level of exposure to future price fluctuations for our energy-related costs.
Epidemics, pandemics or similar widespread public health emergencies and disease outbreaks, such as COVID-19, have disrupted and may cause future disruptions to consumption, supply chains, management, operations and production processes, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Epidemics, pandemics or similar widespread public health emergencies and disease outbreaks, such as COVID-19, as well as related government mandates, including the avoidance of gatherings, self-quarantine and the closure of a variety of businesses and restaurants, have negatively affected and may in the future negatively affect our business, results of operations, financial condition and cash flows. For example, the negative impacts of COVID-19 on our Company included higher hourly wage rates paid to our front-line employees, increased costs for personal protective equipment, higher expenditures attributed to incremental co-manufacturing volumes, increased complexity and uncertainty in production planning and forecasting, and overall lower levels of efficiency in our production and distribution network. In addition, the impacts of a widespread public health emergency may include, but are not limited to, a shift in demand between our Retail and Foodservice segments or a significant reduction in overall demand resulting from forced or temporary curtailment of business operations; a disruption or shutdown of one or more of our manufacturing, warehousing or distribution facilities; failure of third parties on which we rely to meet their obligations to us; disruption to or loss of essential manufacturing and supply elements; and incurrence of additional labor, operating, and administrative costs, including insurance costs.
Despite our efforts to manage and remedy these impacts, their ultimate significance depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain the spread and mitigate public health effects. As a result, such public health emergencies could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Cyber attacks, data breaches or other breaches of our information security systems have had, and in the future could have, an adverse effect on our business, results of operations, financial condition and cash flows.
Cyber attacks, data breaches or other breaches of our information security systems, as well as those of our third-party service providers, including cloud service providers, and other third parties with which we do business, may cause equipment failures or disruptions to our operations. Our inability to operate our networks and information security systems as a result of such events, even for a limited period of time, may result in significant expenses. Cyber attacks on businesses, which include the use of malware, ransomware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years and may remain undetected for an extended period. Additionally, as a result of state-sponsored cyber threats, including those stemming from the Russia-Ukraine war, we may face increased risks as companies based in the United States and its allied countries have become targets of malicious cyber activity.
Hardware, software or applications we utilize on our networks and work-issued devices may contain defects in design or manufacture or other problems that could unexpectedly compromise information security, potentially resulting in the unauthorized disclosure and misappropriation of sensitive data, including intellectual property, proprietary business information, and personal data. Furthermore, our increased use of mobile and cloud technologies, including as a result of our transition to our current enterprise resource planning system, has heightened these cybersecurity and privacy risks. In addition, techniques used to obtain unauthorized access to information or to sabotage information technology systems change frequently. Like most businesses, we have seen, and will likely continue to see, vulnerabilities which could affect our systems or those of our third-party service providers or other third parties with which we do business.
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
The cost and efforts expended in our attempts to prevent cyber security attacks and data breaches may continue to be significant, and our efforts to prevent these attacks may not be successful. New data security laws and regulations are being implemented rapidly, are evolving, and may not be compatible with our current processes. Changing our processes could be time consuming and expensive. Further, we may not be able to timely implement required changes, and failure to do so could subject us to liability for non-compliance. If we fail to prevent the theft of valuable information such as financial data, sensitive information about our Company and intellectual property, or if we fail to protect the privacy of customers’, consumers’ or employees’ confidential data against breaches of network or information technology security, it could result in substantial damage to our reputation and an impairment of business partner confidences and brand image, which could adversely impact our employee, customer and investor relations. Further, any potential claim under our insurance policies relating to cyber events may be subject to certain exceptions or may not be honored fully, in a timely manner, or at all. We may not have purchased sufficient insurance to cover all material costs and losses, and in the future, we may not be able to obtain adequate liability insurance on commercially desirable or reasonable terms or at all. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our inability to successfully renegotiate collective bargaining contracts and any prolonged work stoppages could have an adverse effect on our business, results of operations, financial condition and cash flows.
We believe that our labor relations with employees under collective bargaining contracts are satisfactory, but our inability to negotiate the renewal of any collective bargaining agreements, including the agreement at our Bedford Heights, Ohio facility, which is currently scheduled to expire in April 2024, or any prolonged work stoppages or other types of labor unrest could in some cases impair our ability to supply our products to customers, which could result in reduced sales and may distract our management from focusing on other aspects of our business and strategic priorities. Any of these activities could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

Increases in the frequency and severity of extreme weather and natural disasters, such as drought, have in the past and may in the future result in material damage and disruptions to our manufacturing operations and distribution channels or our third-party manufacturers’ operations, particularly where a product is primarily sourced from a single location impacted by a climate event. This may require us to make additional unplanned capital expenditures, increase the prices of our raw materials due to sourcing from other locations, increase our cost of transporting and storing raw materials, or disrupt our production schedules.
Also, drought or other climate events may cause unpredictable water availability or exacerbate water scarcity. Water is critical to our business, including the operations of the suppliers on whom we depend, and the lack of available water of acceptable quality may lead to, among other things, adverse effects on our operations.
The increasing concern over climate change and related environmental sustainability matters also has and is likely to continue to result in more federal, state, and local legal and regulatory requirements, including requirements affecting key energy inputs in the manufacturing and distribution of our products, such as natural gas, diesel fuel, and electricity. These laws and regulations may include requirements to conserve water or mitigate the effects of greenhouse gas emissions. Depending on the nature of such legal requirements, we may experience significant increases in our compliance costs, production costs, capital expenditures, and other financial obligations to adapt our business and operations to meet new laws and regulations, which could materially affect our profitability.
Further, our businesses could be adversely affected if we are unable to effectively address concerns from the media, shareholders, customers, and other stakeholders specific to our business regarding climate change and related environmental sustainability and governance matters.
RISKS RELATED TO THE BRANDS WE SELL AND CUSTOMER DEMAND FOR OUR PRODUCTS
We rely on the value of our reputation and the value of the brands we sell, and the failure to maintain and enhance these brands, including as a result of negative publicity (whether or not warranted), could adversely affect our business.
We rely on the success of our well-recognized brand names. Maintaining and enhancing our brand image and recognition is essential to our long-term success. The failure to do so could have a material adverse effect on our business, financial condition and results of operations. We seek to maintain and enhance our brands through a variety of efforts, including the delivery of quality products, extending our brands into new markets and new products and investing in marketing and advertising. The costs of maintaining and enhancing our brands, including maintaining our rights to brands under license agreements, may increase. These increased costs could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Negative publicity about our company, our brands or our products, even if inaccurate or untrue, could adversely affect our reputation and the confidence in our products, which could harm our business and operating results. For example, public allegations were recently made against several food companies, including us, regarding unlawful child labor practices. Allegations, even if untrue, that we, our suppliers, third party staffing agencies or other business partners are not complying with applicable workplace and labor laws, including child labor laws, or regarding the actual or perceived abuse or misuse of migrant workers, could negatively affect our overall reputation and brand image, which in turn could have a negative impact on our relationships with customers, consumers and our brand license partners, as well as subject us to increased regulatory and political scrutiny. Moreover, failure or perceived failure to comply with legal or regulatory requirements applicable to our business could expose us to litigation, governmental inquiries and substantial fines and penalties, as well as costs and distractions, that could adversely affect our business, results of operations, financial condition and cash flows.
Our reputation could also be adversely impacted by a perception that we do not maintain high ethical, social or environmental standards for all of our operations and activities. Any such negative perceptions, or any negative publicity regarding our environmental, social and governance practices, could impact our reputation with customers, consumers and other constituents, which could have a material adverse effect on our business. If we fail to respect our employees’ and our supply chain employees’ human rights, or inadvertently discriminate against any group of employees or hiring prospects, our ability to hire and retain the best talent will be diminished, which could have a material adverse effect on our overall business.
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

We manufacture and sell numerous products pursuant to license agreements and failure to maintain or renew these agreements could adversely affect our business.
We manufacture and sell numerous products pursuant to brand license agreements, including Chick-fil-A® sauces and dressings, Olive Garden® dressings and Buffalo Wild Wings® sauces. Maintaining license agreements under which we market and sell certain brands is important to our business. Our brand license agreements are typically for a fixed term with no automatic renewal options or provisions. We cannot ensure that we will maintain good relationships with our brand licensors or that we will be able to renew any of our license agreements upon expiration. Our key brand license agreements can be terminated or not renewed at the option of the licensor upon short notice to us. The termination of our brand license agreements, the failure to renew any of our significant brand license agreements or failure to renew them under terms that are similar and not materially less favorable to us, including as a result of negative publicity (whether or not warranted), adverse changes in the economic health or reputation of our brand licensors, or the impairment of our relationships with our brand licensors could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Competitive conditions within our Retail and Foodservice markets could impact our sales volumes and operating profits.
Competition within all of our markets is expected to remain intense. Numerous competitors exist, many of which are larger than us in size and are engaged in the development of food ingredients and packaged food products and frequently introduce new products into the market. These competitive conditions could lead to significant downward pressure on the prices of our products, which could have a material adverse effect on our sales and profitability.
Competitive considerations in the various product categories in which we sell are numerous and include price, product innovation, product quality, reputation, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to remain relevant to consumer preferences and trends.
If our competitors introduce products that are more appealing to the tastes and dietary habits of consumers or considered to be of higher quality or value than our products, our sales and market share could decline, which may have a material adverse effect on our business, financial condition, and results of operations. Consumer preferences and trends may change based on a number of factors, including product taste and nutrition, food allergies, sustainability values, and animal welfare concerns. Our failure to anticipate and respond to changing consumer preferences on a timely basis or in line with our competitors could result in reduced demand and price decreases for our products, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Our net sales to Walmart represented 18% of consolidated net sales for each of the years ended June 30, 2023 and 2022. Our accounts receivable balance from Walmart as of June 30, 2023 was $33.1 million. We may not be able to maintain our relationship with Walmart, and Walmart is not contractually obligated to purchase from us. In addition, changes in Walmart’s general business model, such as reducing the shelf space devoted to the branded products we market, or devoting more shelf space to competing products, could adversely affect the profitability of our business with Walmart, even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Walmart’s financial condition or other disruptions to Walmart’s business, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
Chick-fil-A represents a significant portion of our Foodservice segment sales. The loss of, or a significant reduction in, this national chain restaurant’s business, or an adverse change in Chick-fil-A’s financial condition, could result in a material adverse effect on our business, results of operations, financial condition and cash flows.
Sales to Chick-fil-A in our Foodservice segment, which are primarily made indirectly through several foodservice distributors including McLane, represented 20% and 18% of consolidated net sales for the years ended June 30, 2023 and 2022, respectively. We cannot ensure that we will be able to maintain good relationships with key national chain restaurant accounts in the future. We do not have any long-term purchase commitments, and we may be unable to continue to sell our products in the same quantities or on the same terms as in the past. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Further, unfavorable changes in Chick-fil-A’s financial condition or other disruptions to its business, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
McLane is our largest Foodservice customer. An adverse change in the financial condition of McLane could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our net sales to McLane represented 11% of consolidated net sales for each of the years ended June 30, 2023 and 2022. Our accounts receivable balance from McLane as of June 30, 2023 was $9.9 million. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain restaurant accounts, principally in the quick service, fast casual and casual dining channels. In general, these national chain restaurants have direct relationships with us for culinary research and development, menu development and production needs, but choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these national chain restaurants, and we invoice McLane for these sales. Thus, unfavorable changes in the financial condition of McLane could increase our credit risk and have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the loss of, or a significant reduction in, our business with the underlying national chain restaurants, or other disruptions, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows. We cannot ensure that we will be able to maintain good relationships with McLane and the underlying national chain restaurants. McLane and the underlying national chain restaurants are not typically committed to long-term contractual obligations with us, and they may switch to other suppliers that offer lower prices, differentiated products or customer service that McLane and/or the underlying national chain restaurants perceive to be more favorable. In addition, changes in the general business model of McLane, or the underlying national chain restaurants, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In addition, our future growth and profitability may be unfavorably impacted by recent changes in the competitive landscape for our Retail segment customers. As consolidation in the retail grocery industry continues and our retail customers also grow larger and become more sophisticated, they may demand improved efficiency, lower pricing, increased promotional programs, or specifically tailored products. If we are unable to respond to these demands, our profitability or volume growth could be negatively impacted. Consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease, or cancel purchases of our products, or delay or fail to pay us for previous purchases. Further, these customers may increase their emphasis on private label products and other products holding top market positions. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to such events, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our business, results of operations, financial condition and cash flows could be adversely affected.
Furthermore, within our Retail segment, many of our customers offer competitor branded products and their own store branded products that compete directly with our products for shelf space and consumer purchases. Unattractive placement or pricing, including as a result of our recent price increases due to inflation, may put our products at a disadvantage compared to those of our competitors, including private label products. Even if we obtain shelf space or preferable shelf placement, our new and existing products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to discontinue selling our products. Additionally, an increase in the quantity and quality of private label products in the product categories in which we compete could create more pressure for shelf space and placement for branded products within each such category, which could materially and adversely affect our sales. Accordingly, there is a risk that these customers give higher priority or promotional support to their store branded products or to our competitors’ products or discontinue selling our products in favor of their store branded products or other competing products. Likewise, our foodservice distributors often offer their own branded products that compete directly with our products. Failure to maintain our retail shelf space or priority with these customers and foodservice distributors could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Emerging channels such as online retailers and home meal kit delivery services also continue to evolve and impact both the retail and foodservice industries. Our ultimate success in these channels and the resulting impacts to our financial results are uncertain.

RISKS RELATED TO INFORMATION TECHNOLOGY
Technology failures could disrupt our operations and negatively impact our business.
We increasingly rely on information technology systems to conduct and manage our business operations, including the processing, transmitting, and storing of electronic information. For example, our sales group and our production and distribution facilities utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology and an uninterrupted and functioning infrastructure, including telecommunications. Our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, cyber attacks and other security issues. Our information technology systems could also be adversely affected by changes relating to remote work arrangements for our employees. If we are unable to adequately protect against these vulnerabilities, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information.
For more information about risks related to cyber attacks and data privacy, see the “Risks Related To Our Operations” section above and the “Risks Related to Regulatory and Legal Matters” section below.
RISKS RELATED TO REGULATORY AND LEGAL MATTERS
We are subject to federal, state and local government regulations that could adversely affect our business and results of operations.
Our business operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations promulgated under the Federal Food, Drug and Cosmetic Act and the Food Safety Modernization Act. We cannot predict whether future regulation by various federal, state and local government entities and agencies would adversely affect our business, results of operations, financial condition and cash flows. In recent years, our industry has been subject to increased regulatory scrutiny, including by the Federal Trade Commission and the Occupational Safety and Health Administration. We anticipate that regulators will continue to scrutinize our industry closely and that additional regulation by governmental authorities may increase compliance costs, exposure to litigation and other adverse effects to our operations.
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
For example, we are subject to the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA was amended by the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. The CCPA, as amended, has required us to modify our data processing practices and policies and incur compliance-related costs and expenses. The effects of the CCPA, the CPRA, and laws, rules or regulations of other jurisdictions relating to privacy, data protection and information security that apply now or in the future, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant, may require us to modify our data processing practices and policies, and could increase our costs, require significant changes to our operations, prevent us from providing certain offerings or cause us to incur potential liability in an effort to comply with such legislation.
The rapidly evolving nature of state and federal privacy laws, including potential inconsistencies between such laws and uncertainty as to their application, adds additional complexity and compliance costs and increases our risk of non-compliance. While we strive to comply with such laws, we may not be in compliance at all times in all respects. Further, due to the uncertainty surrounding the interpretation and application of many privacy and data protection requirements, laws, regulations, and contractually imposed industry standards, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent with our existing data management practices or business activities. If so, in addition to the possibility of substantial fines, lawsuits and other claims and penalties, we could be required to make fundamental changes to our data management practices and business activities, which could have a material adverse effect on our business. Failure to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, rules, regulations and policies could result in additional cost and liability to us, administrative actions, damage our reputation, inhibit growth, and otherwise adversely affect our business.
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
As of June 30, 2023, Mr. Gerlach and the Gerlach family trusts owned or controlled approximately 28% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power may also have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
The interests of Mr. Gerlach may conflict with the interests of other holders of our common stock. This conflict of interest may have an adverse effect on the price of our common stock. For instance, sales of a substantial number of shares of our common stock into the public market, particularly shares held by Mr. Gerlach or the Gerlach family trusts, or the perception that these sales might occur in large quantities, could cause the price of our common stock to decline, even if our business is doing well.
Anti-takeover provisions could make it more difficult for a third party to acquire our Company.
Certain provisions of our charter documents, including provisions limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice and provisions classifying our Board of Directors, may make it more difficult for a third party to acquire our Company or influence our Board of Directors. This may have the effect of delaying or preventing changes of control or management, which could have an adverse effect on the market price of our stock.
Additionally, Ohio corporate law contains certain provisions that could have the effect of delaying or preventing a change of control. The Ohio Control Share Acquisition Act found in Chapter 1701 of the Ohio Revised Code (“ORC”) provides that certain notice and informational filings and a special shareholder meeting and voting procedures must be followed prior to consummation of a proposed “control share acquisition,” as defined in the ORC. Assuming compliance with the prescribed notice and information filings, a proposed control share acquisition may be accomplished only if, at a special meeting of shareholders, the acquisition is approved by both a majority of the voting power represented at the meeting and a majority of the voting power remaining after excluding the combined voting power of the “interested shares,” as defined in the ORC. The Interested Shareholder Transactions Act found in Chapter 1704 of the ORC generally prohibits certain transactions, including mergers, majority share acquisitions and certain other control transactions, with an “interested shareholder,” as defined in the ORC, for a three-year period after becoming an interested shareholder, unless our Board of Directors approved the initial acquisition. After the three-year waiting period, such a transaction may require additional approvals under the Interested Shareholder Transactions Act, including approval by two-thirds of our voting shares and a majority of our voting shares not owned by the interested shareholder. The application of these provisions of the ORC, or any similar anti-takeover law adopted in Ohio, could have the effect of delaying or preventing a change of control, which could have an adverse effect on the market price of our stock.
Also, our Board of Directors has the authority to issue up to 1,150,000 shares of Class B Voting Preferred Stock and 1,150,000 shares of Class C Nonvoting Preferred Stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the shareholders. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any Class B Voting Preferred Stock and Class C Nonvoting Preferred Stock that may be issued in the future. Our Company could use these rights to put in place a shareholder rights plan, or “poison pill,” that could be used in connection with a bid or proposal of acquisition for an inadequate price.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We use 2.6 million square feet of space for our operations. Of this space, 0.7 million square feet are leased. These amounts exclude facilities operated by third-party service providers.
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
The following table summarizes our principal warehouses (including aggregation of multiple facilities), which are used to distribute products to our customers:

Location	Business Segment(s)	Terms of Occupancy
Columbus, OH (1)	Retail and Foodservice	Leased and third-party service
Grove City, OH	Retail and Foodservice	Owned
Horse Cave, KY	Retail and Foodservice	Owned
McDonough, GA	Retail and Foodservice	Third-party service
Tracy, CA	Retail and Foodservice	Third-party service
(1)Leased portions have terms expiring in fiscal 2025 and fiscal 2027.

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
The number of shareholders of record as of August 1, 2023 was approximately 640. This is not the actual number of beneficial owners of our common stock, as shares are held in “street name” by brokers and others on behalf of individual owners.
We have increased our regular cash dividends for 60 consecutive years. Future dividends will depend on our earnings, financial condition and other factors.
The information regarding compensation plans under which equity securities are authorized for issuance is incorporated by reference to the information contained in our definitive proxy statement for our November 2023 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
Issuer Purchases of Equity Securities
In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,176,739 common shares remained authorized for future repurchases at June 30, 2023. This share repurchase authorization does not have a stated expiration date. In the fourth quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1-30, 2023 (1)	10	$202.88	10	1,176,794
May 1-31, 2023	—	$—	—	1,176,794
June 1-30, 2023 (1)	55	$198.33	55	1,176,739
Total	65	$199.03	65	1,176,739
(1)Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN OF
LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX,
THE S&P 1500 PACKAGED FOODS & MEATS INDEX AND THE DOW JONES U.S. FOOD PRODUCERS INDEX

The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2018 in each of our Common Stock, the S&P Midcap 400 Index, the S&P 1500 Packaged Foods & Meats Index and the Dow Jones U.S. Food Producers Index. The total return calculation assumes that all dividends are reinvested, including any special dividends. Going forward, the Dow Jones U.S. Food Producers Index will be replaced by the S&P 1500 Packaged Foods & Meats Index, which is a published industry index used to determine certain components of our stock-based compensation.

DOLLARS
250
200
150
100
50
0
6/18
6/19
6/20
6/21
6/22
6/23
Lancaster Colony Corporation
S&P Midcap 400
S&P 1500 Packaged Foods & Meats
Dow Jones U.S. Food Producers

Cumulative Total Return (Dollars)
	6/18	6/19	6/20	6/21	6/22	6/23
Lancaster Colony Corporation	100.00	109.10	115.82	146.98	99.93	158.81
S&P Midcap 400	100.00	101.36	94.58	144.93	123.71	145.49
S&P 1500 Packaged Foods & Meats	100.00	106.85	111.69	130.95	139.18	148.55
Dow Jones U.S. Food Producers	100.00	103.72	106.15	132.36	137.00	147.09
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
Our discussion of results for 2023 compared to 2022 is included herein. For discussion of results for 2022 compared to 2021, see our 2022 Annual Report on Form 10-K.
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

Project Ascent commenced in late 2019 and entails the replacement of our primary customer and manufacturing transactional systems, warehousing systems, and financial systems with an integrated SAP S/4HANA system. Implementation of this system began in July 2022 and continued throughout fiscal 2023. Customer fulfillment levels remained strong before and after the initial system cutover with no unplanned disruptions in receiving orders, producing products or shipping orders. During fiscal 2023, we progressed through our ERP implementation with no major disruptions. We completed the final wave of the implementation phase in August 2023 as planned and will shift our focus towards leveraging the capabilities of our new ERP system in the coming year. Project Ascent will evolve into an on-going Center of Excellence that will provide oversight for all future upgrades of the S/4HANA environment, evaluation of future software needs to support the business, acquisition integration support and master data standards.
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
We continued to experience significant cost inflation through 2023, particularly for soybean oil, eggs and flour. However, our pricing actions served to offset these inflationary costs. In addition, the operating environment stabilized as we did not experience the supply chain disruptions and demand swings of the preceding years.
RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Years Ended June 30,			Change
	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Net Sales	$1,822,527	$1,676,390	$1,467,067	$146,137	9%	$209,323	14%
Cost of Sales	1,433,959	1,320,671	1,080,344	113,288	9%	240,327	22%
Gross Profit	388,568	355,719	386,723	32,849	9%	(31,004)	(8)%
Gross Margin	21.3%	21.2%	26.4%
Selling, General and Administrative Expenses	222,091	212,098	205,363	9,993	5%	6,735	3%
Change in Contingent Consideration	—	(3,470)	(5,687)	3,470	(100)%	2,217	(39)%
Restructuring and Impairment Charges	24,969	35,180	1,195	(10,211)	(29)%	33,985	N/M
Operating Income	141,508	111,911	185,852	29,597	26%	(73,941)	(40)%
Operating Margin	7.8%	6.7%	12.7%
Other, Net	1,789	477	(107)	1,312	275%	584	546%
Income Before Income Taxes	143,297	112,388	185,745	30,909	28%	(73,357)	(39)%
Taxes Based on Income	32,011	22,802	43,413	9,209	40%	(20,611)	(47)%
Effective Tax Rate	22.3%	20.3%	23.4%
Net Income	$111,286	$89,586	$142,332	$21,700	24%	$(52,746)	(37)%
Diluted Net Income Per Common Share	$4.04	$3.25	$5.16	$0.79	24%	$(1.91)	(37)%

Net Sales
Consolidated net sales for the year ended June 30, 2023 increased 9% to a new record of $1,823 million from the prior-year record total of $1,676 million, reflecting higher net sales for both the Retail and Foodservice segments driven by pricing to offset inflationary costs. Sales in the current year were unfavorably impacted by approximately $25 million in incremental sales attributed to advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live that commenced on July 1. Consolidated sales volumes, measured in pounds shipped, decreased 5% in 2023. In the prior year, consolidated sales volumes increased 2%.
The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2023	2022	2021
Segment Sales Mix:
Retail	53%	55%	57%
Foodservice	47%	45%	43%
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit increased 9% to $388.6 million in 2023 compared to $355.7 million in 2022 as our pricing actions effectively offset the significant inflationary costs we have experienced for commodities, packaging, labor and warehousing. The higher gross profit also reflects the benefits of a more stable operating environment, improved manufacturing efficiencies and reduced reliance upon co-manufacturers. The current-year gross profit compares to a challenging prior-year period characterized by escalating inflationary costs across our entire supply chain, the unfavorable effects of supply chain disruptions, demand volatility and uncertainty, suboptimal capacity utilization, and overall lower productivity resulting in substantially higher costs to produce our products and service our customers. Note that last year’s gross profit included an estimated $5 million impact from the advance customer orders ahead of our ERP go-live.
Selling, General and Administrative Expenses

	Year Ended June 30,			Change
(Dollars in thousands)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
SG&A Expenses - Excluding Project Ascent	$192,225	$172,771	$167,480	$19,454	11%	$5,291	3%
Project Ascent Expenses	29,866	39,327	37,883	(9,461)	(24)%	1,444	4%
Total SG&A Expenses	$222,091	$212,098	$205,363	$9,993	5%	$6,735	3%
Selling, general and administrative (“SG&A”) expenses increased 5% to $222.1 million in 2023. This increase reflects increased investments in personnel and IT; higher brokerage costs associated with the increased sales; higher travel expenses; and some nonrecurring legal charges for closed operations. Project Ascent expenses decreased $9.5 million to $29.9 million.
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
Restructuring and Impairment Charges
In 2023, we recorded impairment charges of $25.0 million related to the intangible assets of Flatout, Inc. (“Flatout”) due to lowered expectations for the projected sales and profitability of the Flatout business. These impairment charges were reflected in our Retail segment.

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
Based on our decision to explore strategic alternatives for the Bantam business, impairment testing was triggered for the related long-lived assets of the asset group. The restructuring and impairment charges of $24.8 million included impairment charges for intangible assets, fixed assets and an operating lease right-of-use asset, as well as other closure-related costs. Due to their unusual nature, these charges were not allocated to our two reportable segments. As noted above, we ultimately exited the Bantam business near the end of fiscal 2022. The operations of this business were not classified as discontinued operations as the closure did not represent a strategic shift that would have a major effect on our operations or financial results.
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
Operating Income
Operating income increased 26% to $141.5 million in 2023 driven by the increase in gross profit as our pricing actions served to offset the significant inflationary costs we have experienced for commodities, packaging, labor and warehousing, as well as the impact of lower restructuring and impairment charges. Operating income also benefited from a more stable operating environment, improved manufacturing efficiencies and reduced reliance upon co-manufacturers. The increase in SG&A expenses partially offset these positive factors. Additionally, operating income in the current year was unfavorably impacted by the advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live and accounted for an estimated $5 million in operating income.
See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on Income
Our effective tax rate was 22.3% and 20.3% in 2023 and 2022, respectively. See Note 8 to the consolidated financial statements for a reconciliation of the statutory rate to the effective rate.
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For 2023 and 2022, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.4% and 0.1%, respectively.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share totaled $4.04 in 2023, an increase from the 2022 total of $3.25 per diluted share. Diluted weighted average common shares outstanding for each of the years ended June 30, 2023 and 2022 have remained relatively stable.
In 2023 and 2022, expenditures for Project Ascent reduced diluted earnings per share by $0.84 and $1.09, respectively, and restructuring and impairment charges reduced diluted earnings per share by $0.70 and $0.98, respectively. In 2022, the adjustments to Bantam’s contingent consideration increased diluted earnings per share by $0.10.

RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Net Sales	$965,370	$915,210	$828,963	$50,160	5%	$86,247	10%
Operating Income	$139,464	$151,627	$188,403	$(12,163)	(8)%	$(36,776)	(20)%
Operating Margin	14.4%	16.6%	22.7%
In 2023, net sales for the Retail segment reached a record $965.4 million, a 5% increase from the prior-year total of $915.2 million, including the favorable impact of our pricing actions. Sales in the current year were unfavorably impacted by advance orders accounting for an estimated $11 million in Retail net sales near the end of fiscal 2022 ahead of our ERP go-live, which commenced on July 1, 2022. Retail segment sales volumes, measured in pounds shipped, declined 4% in the current year. Sales volumes were unfavorably impacted by the advance ordering ahead of our ERP go-live, price elasticity and product line rationalizations that were implemented during fiscal 2022. In 2022, Retail sales volumes increased 2%.
In 2023, Retail segment operating income decreased 8% to $139.5 million, including the unfavorable impact of higher impairment charges. As referenced in the “Restructuring and Impairment Charges” section above, Retail segment operating income included impairment charges totaling $25.0 million and $9.7 million in 2023 and 2022, respectively. Operating income was favorably impacted by our pricing actions, which served to offset significant cost inflation. Operating income also benefited from our reduced reliance upon co-manufacturers. In the prior year, the net impact of our pricing actions lagged the extraordinary levels of cost inflation, and the segment’s operating income also reflected an unstable operating environment that resulted in increased costs to manufacture products and service the business.
Foodservice Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Net Sales	$857,157	$761,180	$638,104	$95,977	13%	$123,076	19%
Operating Income	$106,349	$82,745	$89,048	$23,604	29%	$(6,303)	(7)%
Operating Margin	12.4%	10.9%	14.0%
In 2023, Foodservice segment net sales increased 13% to a record $857.2 million from the 2022 total of $761.2 million driven by inflationary pricing and volume gains from certain quick-service restaurant customers in our mix of national chain restaurant accounts. Sales in the current year were unfavorably impacted by the advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live, which reduced Foodservice net sales in the current year by an estimated $14 million. Foodservice segment sales volumes, measured in pounds shipped, decreased 5% in the current year. Sales volumes were unfavorably impacted by the advance ordering ahead of our ERP go-live and our decision to exit some less profitable SKUs during fiscal 2022. In 2022, Foodservice sales volumes increased 2%.
In 2023, Foodservice segment operating income increased 29% to $106.3 million as our pricing actions effectively offset inflationary costs. Operating income in the current year also benefited from a more stable operating environment, improved manufacturing efficiencies and our decision to discontinue some less profitable SKUs. Prior-year operating income reflected a lag in pricing relative to inflationary costs, as partially offset by the adjustments to Bantam’s contingent consideration.
Corporate Expenses
In 2023, corporate expenses totaled $104.3 million as compared to $97.0 million in 2022. This increase primarily reflects increased investments in personnel and IT, as well as some nonrecurring legal charges for closed operations. Lower expenditures for Project Ascent partially offset these higher expenses. Project Ascent expenses totaled $29.9 million and $39.3 million in 2023 and 2022, respectively.
LOOKING FORWARD
For 2024, we anticipate Retail segment sales will benefit from volume growth led by our licensing program, including incremental growth from the new products, flavors and sizes we introduced in 2023, along with some new items we have planned for 2024. We also foresee continued positive momentum for our New York BRAND® Bakery frozen garlic bread products. In Foodservice, we expect sales volumes to be led by growth from select quick-service restaurant customers in our mix of national chain restaurant accounts, while external factors, including U.S. economic performance and potential changes in consumer sentiment, may impact demand. Consolidated net sales will also continue to benefit from the pricing actions taken in 2023.

We project the impact of inflationary costs to subside notably in the coming year compared to fiscal 2023. The pricing actions we have implemented along with our cost savings initiatives will help to offset remaining inflationary costs.
With respect to Project Ascent, we completed the final wave of the implementation phase in August 2023 as planned and have shifted towards leveraging the capabilities of our new ERP system to improve execution in the coming year.
We will continue to periodically reassess our allocation of capital to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders.
FINANCIAL CONDITION
Liquidity and Capital Resources
We maintain sufficient flexibility in our capital structure to ensure our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and opportunistic share repurchases. Our balance sheet maintained fundamental financial strength during 2023 as we ended the year with $88 million in cash and equivalents, along with shareholders’ equity of $862 million and no debt.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at June 30, 2023. At June 30, 2023, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2023, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At June 30, 2023, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2024 could total between $70 and $80 million.
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
Certain other contractual obligations are not recognized as liabilities in our consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of June 30, 2023, as well as purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations is expected to be due within one year.

Cash Flows

	Year Ended June 30,			Change
(Dollars in thousands)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Provided By Operating Activities	$225,901	$101,813	$174,189	$124,088	122%	$(72,376)	(42)%
Used In Investing Activities	$(90,782)	$(132,240)	$(88,977)	$41,458	31%	$(43,263)	(49)%
Used In Financing Activities	$(106,929)	$(97,345)	$(95,430)	$(9,584)	(10)%	$(1,915)	(2)%
Cash provided by operating activities and our existing balances in cash and equivalents remain the primary sources for funding our investing and financing activities, as well as financing our organic growth initiatives.
Cash provided by operating activities in 2023 totaled $225.9 million, an increase of 122% as compared with the 2022 total of $101.8 million. The 2023 increase was primarily due to the year-over-year changes in net working capital, particularly receivables and accrued liabilities. Receivables reflect the favorable impacts of a current-year decrease in receivables as well as a prior-year increase in receivables. These fluctuations were due in part to an elevated level of receivables at the end of fiscal 2022 resulting from the advance ordering by our customers ahead of our ERP go-live. Accrued liabilities reflect the favorable impacts of a current-year increase in the accruals for compensation and employee benefits as well as a prior-year decline in these balances. Higher net income, as partially offset by the year-over-year change in noncash restructuring and impairment charges, also contributed to the increase in cash provided by operating activities.
Cash used in investing activities totaled $90.8 million in 2023 as compared to $132.2 million in 2022. The 2023 decrease primarily reflects a lower level of payments for property additions, which totaled $90.2 million in 2023 compared to $132.0 million in 2022. Current-year capital expenditures included spending on a capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky that reached substantial completion in March 2023. Notable prior-year capital expenditures included spending on: the Horse Cave capacity expansion project; a capacity expansion project for one of our Marzetti dressing and sauce facilities in Columbus, Ohio that was completed in January 2022; and infrastructure improvements and capacity expansion investments at our frozen pasta facility in Altoona, Iowa that was completed in March 2022.
Financing activities used net cash totaling $106.9 million and $97.3 million in 2023 and 2022, respectively. The vast majority of the cash used in financing activities is attributed to the payment of dividends, and the 2023 increase in cash used in financing activities primarily reflects higher levels of dividend payments, tax withholdings for stock-based compensation and share repurchases. The regular dividend payout rate for 2023 was $3.35 per share, as compared to $3.15 per share in 2022. This past fiscal year marked the 60th consecutive year of increased regular cash dividends.
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
•efficiencies in plant operations and our overall supply chain network;
•the reaction of customers or consumers to pricing actions we take to offset inflationary costs;
•price and product competition;
•adequate supply of labor for our manufacturing facilities;
•the impact of customer store brands on our branded retail volumes;
•inflationary pressures resulting in higher input costs;
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
•the potential for loss of larger programs or key customer relationships;
•failure to maintain or renew license agreements;
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
RAW MATERIAL PRICE RISK
We purchase a variety of commodities and other raw materials, such as soybean oil, flour, eggs and dairy-based materials, which we use as ingredients for our products. The market prices for these commodities are subject to fluctuation based upon a number of economic factors and may become volatile at times. While we do not use any derivative commodity instruments to hedge against commodity price risk, we do actively manage a portion of the risk through a structured forward purchasing program for certain key materials such as soybean oil and flour. This program, coupled with short-term fixed price arrangements on other significant raw materials, provide us more predictable input costs, which, in addition to the supply contracts with our foodservice customers that allow us to pass along price increases for commodities, help to reduce margin volatility during periods of significant volatility in the commodity markets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lancaster Colony Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 23, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company monitors the recoverability of the carrying value of its long-lived and other intangible assets by periodically considering whether indicators of impairment are present. Indicators of impairment may include, but are not limited to, factors such as adverse changes in the macroeconomic environment, adverse changes in the extent or manner an asset or group of assets are used by management, unfavorable events impacting current and projected operating results and cash flows, or decisions to explore strategic alternatives or exit individual businesses before the end of their expected useful life. If such indicators are present, the Company determines if the assets are recoverable by comparing the sum of the undiscounted future cash flows to the assets’ carrying amounts. If the carrying amounts are greater, then the assets are not recoverable. The net other intangible asset balance was $4.8 million and $32.3 million at June 30, 2023 and 2022, respectively. The long-lived asset balances, comprised of net property, plant and equipment and operating lease right of use assets, totaled $506.9 million and $479.5 million at June 30, 2023 and 2022, respectively.
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
August 23, 2023

We have served as the Company’s auditor since 1961.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(Amounts in thousands, except share data)	2023	2022
ASSETS
Current Assets:
Cash and equivalents	$88,473	$60,283
Receivables	114,967	135,496
Inventories:
Raw materials	40,761	56,460
Finished goods	117,504	88,242
Total inventories	158,265	144,702
Other current assets	12,758	11,300
Total current assets	374,463	351,781
Property, Plant and Equipment:
Property, plant and equipment-gross	853,709	785,629
Less accumulated depreciation	371,503	334,261
Property, plant and equipment-net	482,206	451,368
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	4,840	32,323
Operating lease right-of-use assets	24,743	28,177
Other noncurrent assets	18,371	18,354
Total	$1,112,994	$1,090,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$111,758	$114,972
Accrued liabilities	56,994	50,613
Total current liabilities	168,752	165,585
Noncurrent Operating Lease Liabilities	16,967	20,494
Other Noncurrent Liabilities	17,683	20,719
Deferred Income Taxes	47,325	38,889
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-2023-27,527,550 shares; 2022-27,520,237 shares	143,870	137,814
Retained earnings	1,503,963	1,485,045
Accumulated other comprehensive loss	(9,365)	(11,172)
Common stock in treasury, at cost	(776,201)	(767,000)
Total shareholders’ equity	862,267	844,687
Total	$1,112,994	$1,090,374
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
(Amounts in thousands, except per share data)	2023	2022	2021
Net Sales	$1,822,527	$1,676,390	$1,467,067
Cost of Sales	1,433,959	1,320,671	1,080,344
Gross Profit	388,568	355,719	386,723
Selling, General and Administrative Expenses	222,091	212,098	205,363
Change in Contingent Consideration	—	(3,470)	(5,687)
Restructuring and Impairment Charges	24,969	35,180	1,195
Operating Income	141,508	111,911	185,852
Other, Net	1,789	477	(107)
Income Before Income Taxes	143,297	112,388	185,745
Taxes Based on Income	32,011	22,802	43,413
Net Income	$111,286	$89,586	$142,332
Net Income Per Common Share:
Basic	$4.04	$3.26	$5.17
Diluted	$4.04	$3.25	$5.16
Weighted Average Common Shares Outstanding:
Basic	27,462	27,448	27,475
Diluted	27,482	27,472	27,518
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
(Amounts in thousands)	2023	2022	2021
Net Income	$111,286	$89,586	$142,332
Other Comprehensive Income (Loss):
Defined Benefit Pension and Postretirement Benefit Plans:
Net gain (loss) arising during the period, before tax	1,859	(4,029)	4,490
Amortization of loss, before tax	679	401	672
Amortization of prior service credit, before tax	(181)	(181)	(181)
Total Other Comprehensive Income (Loss), Before Tax	2,357	(3,809)	4,981
Tax Attributes of Items in Other Comprehensive Income (Loss):
Net gain (loss) arising during the period, tax	(434)	942	(1,049)
Amortization of loss, tax	(158)	(94)	(157)
Amortization of prior service credit, tax	42	42	42
Total Tax (Expense) Benefit	(550)	890	(1,164)
Other Comprehensive Income (Loss), Net of Tax	1,807	(2,919)	3,817
Comprehensive Income	$113,093	$86,667	$146,149
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
(Amounts in thousands)	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$111,286	$89,586	$142,332
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	51,210	45,880	44,509
Change in contingent consideration	—	(3,470)	(5,687)
Deferred income taxes and other changes	9,453	2,230	4,629
Stock-based compensation expense	9,082	9,563	7,126
Restructuring and impairment charges	24,969	32,285	1,195
(Gain) loss on sale of property	(209)	(123)	61
Pension plan activity	(4)	(548)	(149)
Changes in operating assets and liabilities:
Receivables	20,529	(37,599)	(11,293)
Inventories	(13,563)	(22,827)	(36,827)
Other current assets	(1,458)	3,925	(3,524)
Accounts payable and accrued liabilities	14,606	(17,089)	31,817
Net cash provided by operating activities	225,901	101,813	174,189
Cash Flows From Investing Activities:
Payments for property additions	(90,181)	(131,972)	(87,865)
Proceeds from sale of property	1,212	368	150
Other-net	(1,813)	(636)	(1,262)
Net cash used in investing activities	(90,782)	(132,240)	(88,977)
Cash Flows From Financing Activities:
Payment of dividends	(92,368)	(86,761)	(81,233)
Purchase of treasury stock	(9,201)	(7,563)	(8,533)
Tax withholdings for stock-based compensation	(3,026)	(366)	(3,662)
Principal payments for finance leases	(2,334)	(2,655)	(2,002)
Net cash used in financing activities	(106,929)	(97,345)	(95,430)
Net change in cash and equivalents	28,190	(127,772)	(10,218)
Cash and equivalents at beginning of year	60,283	188,055	198,273
Cash and equivalents at end of year	$88,473	$60,283	$188,055
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2020	27,524	$125,153	$1,421,121	$(12,070)	$(750,904)	$783,300
Net income			142,332			142,332
Net pension and postretirement benefit gains, net of $1,164 tax effect				3,817		3,817
Cash dividends - common stock ($2.95 per share)			(81,233)			(81,233)
Purchase of treasury stock	(46)				(8,533)	(8,533)
Stock-based plans	53	(3,662)				(3,662)
Stock-based compensation expense		7,126				7,126
Balance, June 30, 2021	27,531	128,617	1,482,220	(8,253)	(759,437)	843,147
Net income			89,586			89,586
Net pension and postretirement benefit losses, net of $(890) tax effect				(2,919)		(2,919)
Cash dividends - common stock ($3.15 per share)			(86,761)			(86,761)
Purchase of treasury stock	(45)				(7,563)	(7,563)
Stock-based plans	34	(366)				(366)
Stock-based compensation expense		9,563				9,563
Balance, June 30, 2022	27,520	137,814	1,485,045	(11,172)	(767,000)	844,687
Net income			111,286			111,286
Net pension and postretirement benefit gains, net of $550 tax effect				1,807		1,807
Cash dividends - common stock ($3.35 per share)			(92,368)			(92,368)
Purchase of treasury stock	(48)				(9,201)	(9,201)
Stock-based plans	56	(3,026)				(3,026)
Stock-based compensation expense		9,082				9,082
Balance, June 30, 2023	27,528	$143,870	$1,503,963	$(9,365)	$(776,201)	$862,267
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
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. By policy, we limit the amount of credit exposure to any one institution or issuer. We maintain our cash and equivalents with high credit-quality financial institutions. Deposits with these financial institutions may exceed the amounts insured by the Federal Deposit Insurance Corporation. The majority of our excess cash is invested in AAA-rated money market funds that primarily invest in U.S. government securities. Our concentration of credit risk with respect to trade accounts receivable is mitigated by our credit evaluation process and our broad Retail and Foodservice customer base. However, see Note 9 with respect to our accounts receivable with Walmart Inc. and McLane Company, Inc., a wholesale distribution subsidiary of Berkshire Hathaway, Inc.
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
The following table summarizes the components of gross property, plant and equipment at June 30:

	2023	2022
Land, buildings and improvements	$297,611	$223,535
Machinery and equipment	513,458	423,135
Construction in progress	42,640	138,959
Property, plant and equipment-gross	$853,709	$785,629
Purchases of property, plant and equipment included in Accounts Payable and excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows at June 30 were as follows:

	2023	2022	2021
Construction in progress in Accounts Payable	$8,714	$19,644	$16,110
The following table sets forth depreciation expense, including finance lease amortization, in each of the years ended June 30:

	2023	2022	2021
Depreciation expense	$46,405	$39,799	$37,172
In 2022, we recorded an impairment charge of $7.6 million for certain property, plant and equipment related to the Bantam Bagels, LLC (“Bantam”) business. This charge resulted from our decision to explore strategic alternatives and ultimately exit this business and represented the excess of the carrying value over the fair value. The fair value was based on agreed-upon selling prices for these assets, which represented a Level 2 measurement within the fair value hierarchy. The impairment charge was reflected in Restructuring and Impairment Charges and was not allocated to our two reportable segments due to its unusual nature.
Deferred Software Costs
We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in Other Current Assets or Other Noncurrent Assets and are amortized on a straight-line basis over the estimated useful life. In 2022 and 2021, we capitalized $1.6 million and $3.5 million, respectively, of deferred software costs related to cloud computing arrangements.
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
Shareholders’ Equity
We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock with no par value and 1,150,000 shares of Class C Nonvoting Preferred Stock with no par value. Our Board of Directors approved a share repurchase authorization of 2,000,000 common shares in November 2010. At June 30, 2023, 1,176,739 common shares remained authorized for future purchase.
Revenue Recognition
When Performance Obligations Are Satisfied
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The singular performance obligation of our customer contracts is determined by each individual purchase order and the respective food products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to our customer. Specifically, control transfers to our customers when the product is delivered to or picked up by our customers based upon applicable shipping terms, as our customers can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. The performance obligations in our customer contracts are generally satisfied within 30 days. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of June 30, 2023.
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
Contract Balances
We do not have deferred revenue or unbilled receivable balances and thus do not have any related contract asset and liability balances as of June 30, 2023.
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

	2023	2022	2021
Advertising expense as a percentage of net sales	1%	1%	2%
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
Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets will be realized and thus we have not recorded any valuation allowance for the years ended June 30, 2023 or 2022.
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
Basic and diluted net income per common share were calculated as follows:

	2023	2022	2021
Net income	$111,286	$89,586	$142,332
Net income available to participating securities	(257)	(224)	(285)
Net income available to common shareholders	$111,029	$89,362	$142,047

Weighted average common shares outstanding - basic	27,462	27,448	27,475
Incremental share effect from:
Nonparticipating restricted stock	2	2	2
Stock-settled stock appreciation rights (1)	15	21	41
Performance units	3	1	—
Weighted average common shares outstanding - diluted	27,482	27,472	27,518

Net income per common share - basic	$4.04	$3.26	$5.17
Net income per common share - diluted	$4.04	$3.25	$5.16
(1)Excludes the impact of 0.1 million, 0.3 million and 0.1 million weighted average stock-settled stock appreciation rights outstanding in 2023, 2022 and 2021, respectively, because their effect was antidilutive.

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
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	2023	2022
Accumulated other comprehensive loss at beginning of year	$(11,172)	$(8,253)
Defined Benefit Pension Plan Items:
Net gain (loss) arising during the period	1,527	(4,388)
Amortization of unrecognized net loss (1)	725	428
Postretirement Benefit Plan Items: (2)
Net gain arising during the period	332	359
Amortization of unrecognized net gain	(46)	(27)
Amortization of prior service credit	(181)	(181)
Total other comprehensive income (loss), before tax	2,357	(3,809)
Total tax (expense) benefit	(550)	890
Other comprehensive income (loss), net of tax	1,807	(2,919)
Accumulated other comprehensive loss at end of year	$(9,365)	$(11,172)
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

Bantam Contingent Consideration
Contingent consideration resulted from the earn-out associated with our October 19, 2018 acquisition of Bantam. In general, the terms of the acquisition specified the sellers could receive an earn-out based upon a pre-determined multiple of the defined adjusted EBITDA of Bantam for the twelve months ending December 31, 2023. The initial fair value of the contingent consideration was determined to be $8.0 million. Prior to exiting the Bantam business near the end of fiscal 2022, the fair value was measured on a recurring basis using a Monte Carlo simulation that randomly changed revenue growth, forecasted adjusted EBITDA and other uncertain variables to estimate an expected value. We recorded the present value of these amounts by applying a discount rate. As these fair value measurements were based on significant inputs not observable in the market, they

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

represented Level 3 measurements within the fair value hierarchy. Based on our fair value measurements, we recorded reductions in the fair value of Bantam’s contingent consideration of $3.5 million in 2022, resulting in a zero balance at March 31, 2022.
The following table represents our Level 3 fair value measurements using significant other unobservable inputs for Bantam’s contingent consideration:

	2023	2022
Contingent consideration at beginning of year	$—	$3,470
Change in contingent consideration included in operating income	—	(3,470)
Contingent consideration at end of year	$—	$—

Note 3 – Long-Term Debt
At June 30, 2023 and 2022, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 19, 2025, and all outstanding amounts are then due and payable. The Facility was amended on December 13, 2022 to reflect a change in the calculation of the variable interest rate from formulas tied to LIBOR to formulas tied to SOFR or an alternate base rate as defined in the Facility. In the event SOFR becomes unavailable or is no longer deemed an appropriate reference rate, the Facility allows for the use of a benchmark replacement rate. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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
At June 30, 2023 and 2022, we had no borrowings outstanding under the Facility. At June 30, 2023 and 2022, we had $2.8 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest in 2023 and 2022.

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
We have finance leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. These leases are generally for non-manufacturing equipment used in our business and warehouse facilities. The remaining lease terms for these finance leases range from 1 year to 2 years.
As of June 30, 2023 and 2022, the weighted-average discount rate of our operating leases was 3.6% and 2.6%, respectively. As of June 30, 2023 and 2022, the weighted-average discount rate of our finance leases was 1.7% and 1.8%, respectively.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The components of lease expense in each of the years ended June 30 have been provided as follows:

	2023	2022	2021
Operating lease cost in Cost of Sales and Selling, General and Administrative Expenses	$9,702	$9,246	$8,300
Finance lease cost:
Amortization of assets in Cost of Sales and Selling, General and Administrative Expenses	$2,228	$2,413	$1,571
Interest on lease liabilities in Other, Net	97	153	156
Total finance lease cost	$2,325	$2,566	$1,727
Short-term lease cost in Cost of Sales and Selling, General and Administrative Expenses	4,362	4,639	2,652
Total net lease cost	$16,389	$16,451	$12,679
Supplemental balance sheet information related to leases at June 30 is as follows:

	2023	2022
Operating Leases
Operating Lease Right-Of-Use Assets	$24,743	$28,177

Current operating lease liabilities in Accrued Liabilities	$8,821	$8,874
Noncurrent Operating Lease Liabilities	16,967	20,494
Total operating lease liabilities	$25,788	$29,368

Finance Leases
Finance lease right-of-use assets in Property, Plant and Equipment-Net	$4,682	$7,217

Current finance lease liabilities in Accrued Liabilities	$1,944	$2,542
Noncurrent finance lease liabilities in Other Noncurrent Liabilities	2,255	4,320
Total finance lease liabilities	$4,199	$6,862
Supplemental cash flow information related to leases in each of the years ended June 30 is as follows:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,848	$9,603	$8,501
Operating cash flows from finance leases	$97	$153	$156
Financing cash flows from finance leases	$2,334	$2,655	$2,002

Supplemental noncash information on operating lease liabilities arising from obtaining right-of-use assets	$5,698	$16,617	$7,005
Supplemental noncash information on finance lease liabilities arising from obtaining right-of-use assets	$—	$334	$9,035

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

As of June 30, 2023, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2024	$9,585	$2,000
2025	7,694	1,973
2026	6,154	306
2027	3,230	—
2028	408	—
Thereafter	240	—
Total minimum payments	$27,311	$4,279
Less amount representing interest	(1,523)	(80)
Present value of lease obligations	$25,788	$4,199
As of June 30, 2023 and 2022, the weighted-average remaining term of our operating leases was 3.4 years and 4.0 years, respectively. As of June 30, 2023 and 2022, the weighted-average remaining term of our finance leases was 2.1 years and 3.0 years, respectively.

Note 5 – Commitments and Contingencies
At June 30, 2023, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
23% of our employees are represented under various collective bargaining contracts. The labor contract for our Bedford Heights, Ohio plant facility, which produces frozen bread products, will expire on April 30, 2024. 6% of our employees are represented under this collective bargaining contract. None of our other collective bargaining contracts will expire within one year.

Note 6 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at June 30, 2023 and 2022.

The following table summarizes our identifiable other intangible assets at June 30:

	2023	2022
Tradenames (20 to 30-year life)
Gross carrying value	$4,100	$37,100
Accumulated amortization	(181)	(8,385)
Net carrying value	$3,919	$28,715
Customer Relationships (10 to 15-year life)
Gross carrying value	$287	$14,207
Accumulated amortization	(190)	(12,727)
Net carrying value	$97	$1,480
Technology / Know-how (10-year life)
Gross carrying value	$2,450	$6,350
Accumulated amortization	(1,626)	(4,222)
Net carrying value	$824	$2,128
Total net carrying value	$4,840	$32,323
In 2023, we recorded impairment charges of $25.0 million related to the intangible assets of Flatout, Inc. (“Flatout”) due to our lowered expectations for the projected sales and profitability of the Flatout business. The tradename, customer relationships and technology / know-how intangible assets were written down to their fair values. These impairment charges were reflected in Restructuring and Impairment Charges and were recorded in our Retail segment.

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
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows in each of the years ended June 30:

	2023	2022	2021
Amortization expense	$2,514	$4,437	$5,255
Total annual amortization expense for each of the next five years is estimated to be as follows:

2024	$527
2025	$527
2026	$527
2027	$343
2028	$251

Note 7 – Liabilities
Accrued liabilities at June 30 were composed of:

	2023	2022
Compensation and employee benefits	$26,339	$16,300
Operating leases	8,821	8,874
Distribution	7,515	11,862
Royalties	5,484	4,705
Other taxes	1,984	1,592
Finance leases	1,944	2,542
Other	4,907	4,738
Total accrued liabilities	$56,994	$50,613
Other noncurrent liabilities at June 30 were composed of:

	2023	2022
Workers compensation	$7,165	$7,265
Deferred compensation and accrued interest	5,261	4,934
Finance leases	2,255	4,320
Gross tax contingency reserve	858	925
Postretirement benefit liability	604	867
Pension benefit liability	462	1,813
Other	1,078	595
Total other noncurrent liabilities	$17,683	$20,719

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 8 – Income Taxes
We file a consolidated federal income tax return. Taxes based on income for the years ended June 30 have been provided as follows:

	2023	2022	2021
Currently payable:
Federal	$20,147	$19,751	$32,655
State and local	3,978	1,974	7,460
Total current provision	24,125	21,725	40,115
Deferred federal, state and local provision	7,886	1,077	3,298
Total taxes based on income	$32,011	$22,802	$43,413
For the years ended June 30, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State and local income taxes	2.4	0.7	3.2
Research and development tax credit	(1.1)	(1.7)	(0.8)
Net windfall tax benefits - stock-based compensation	(0.4)	(0.1)	(0.6)
Other	0.4	0.4	0.6
Effective rate	22.3%	20.3%	23.4%
Our net deferred tax liability for all periods presented has been classified as noncurrent. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 were comprised of:

	2023	2022
Deferred tax assets:
Employee medical and other benefits	$7,561	$6,638
Operating lease liabilities	5,613	6,553
Section 174 research and development capitalization	4,281	—
Inventories	4,143	1,668
Receivables	3,042	2,756
Intangible assets	1,426	—
Other accrued liabilities	1,600	1,443
Total deferred tax assets	27,666	19,058
Deferred tax liabilities:
Property, plant and equipment	(50,106)	(33,738)
Goodwill	(19,070)	(15,930)
Operating lease right-of-use assets	(5,815)	(6,726)
Intangible assets	—	(1,494)
Other	—	(59)
Total deferred tax liabilities	(74,991)	(57,947)
Net deferred tax liability	$(47,325)	$(38,889)

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Prepaid federal income taxes of $3.3 million were included in Other Current Assets at June 30, 2023. Prepaid state and local income taxes of $0.8 million and $1.9 million were included in Other Current Assets at June 30, 2023 and 2022, respectively.
Net cash payments for income taxes for each of the years ended June 30 were as follows:

	2023	2022	2021
Net cash payments for income taxes	$26,327	$17,827	$40,735
The gross tax contingency reserve at June 30, 2023 was $0.9 million and consisted of estimated tax liabilities of $0.4 million and interest and penalties of $0.5 million. The unrecognized tax benefits recorded as the gross tax contingency reserve noted in the following table for June 30, 2023 and 2022 would affect our effective tax rate, if recognized.
The following table sets forth changes in our total gross tax contingency reserve (including interest and penalties):

	2023	2022
Balance, beginning of year	$925	$1,253
Tax positions related to the current year:
Additions	—	—
Reductions	—	—
Tax positions related to prior years:
Additions	39	45
Reductions	(106)	(373)
Settlements	—	—
Balance, end of year	$858	$925
We have not classified any of the gross tax contingency reserve at June 30, 2023 in Accrued Liabilities as none of these amounts are expected to be resolved within the next 12 months. Consequently, the entire liability of $0.9 million was included in Other Noncurrent Liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations.
We recognize interest and penalties related to these tax liabilities in income tax expense. For each of the years ended June 30, we recognized the change in the accrual for net tax-related interest and penalties as follows:

	2023	2022
Benefit recognized for net tax-related interest and penalties	$(13)	$(22)
We had accrued interest and penalties at June 30 as follows:

	2023	2022
Accrued interest and penalties included in the gross tax contingency reserve	$494	$507
We file federal and various state and local income tax returns in the United States. With limited exceptions, we are no longer subject to examination of U.S. federal or state and local income taxes for years prior to 2020.

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
The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments in each of the years ended June 30:

	2023	2022	2021
Retail
Shelf-stable dressings, sauces and croutons	$422,646	$375,031	$297,572
Frozen breads	343,450	331,812	308,482
Refrigerated dressings, dips and other	199,274	208,367	222,909
Total Retail net sales	$965,370	$915,210	$828,963
Foodservice
Dressings and sauces	$642,153	$574,264	$477,940
Frozen breads and other	215,004	186,916	156,457
Other roll products	—	—	3,707
Total Foodservice net sales	$857,157	$761,180	$638,104
Total net sales	$1,822,527	$1,676,390	$1,467,067
The following table provides an additional disaggregation of Foodservice net sales by type of customer in each of the years ended June 30:

	2023	2022	2021
Foodservice
National accounts	$676,665	$588,955	$494,874
Branded and other	180,492	172,225	139,523
Other roll products	—	—	3,707
Total Foodservice net sales	$857,157	$761,180	$638,104

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following sets forth certain additional financial information attributable to our reportable segments, certain amounts not allocated among our reportable segments and amounts retained at the corporate level for the years ended June 30:

	2023	2022	2021
Net Sales (1) (2)
Retail	$965,370	$915,210	$828,963
Foodservice	857,157	761,180	638,104
Total	$1,822,527	$1,676,390	$1,467,067
Operating Income (2)
Retail	$139,464	$151,627	$188,403
Foodservice	106,349	82,745	89,048
Nonallocated Restructuring and Impairment Charges (3)	—	(25,507)	—
Corporate Expenses (4)	(104,305)	(96,954)	(91,599)
Total	$141,508	$111,911	$185,852
Identifiable Assets (1) (5)
Retail & Foodservice (6)	$984,341	$1,017,055	$878,389
Corporate	128,653	73,319	222,896
Total	$1,112,994	$1,090,374	$1,101,285
Payments for Property Additions
Retail & Foodservice (6)	$89,475	$130,502	$86,792
Corporate	706	1,470	1,073
Total	$90,181	$131,972	$87,865
Depreciation and Amortization
Retail & Foodservice (6)	$47,001	$42,902	$41,356
Corporate	4,209	2,978	3,153
Total	$51,210	$45,880	$44,509
(1)Net sales and long-lived assets are predominately domestic.
(2)All intercompany transactions have been eliminated.
(3)Reflects restructuring and impairment charges related to the Bantam business and a facility closure in 2022, which were not allocated to our two reportable segments due to their unusual nature.
(4)Our Corporate Expenses include various expenses of a general corporate nature, expenditures for Project Ascent and costs related to certain divested or closed nonfood operations. These costs have not been allocated to the Retail and Foodservice segments.
(5)Retail and Foodservice identifiable assets include those assets used in our operations and other intangible assets allocated to purchased businesses. The decrease in Retail and Foodservice identifiable assets from June 30, 2022 to June 30, 2023 reflected a decline in intangible assets due to impairment charges and lower receivables balances due to the impact of advance customer orders in the prior year ahead of our ERP go-live, as partially offset by property additions due to a capacity expansion project. The increase in Retail and Foodservice identifiable assets from June 30, 2021 to June 30, 2022 reflected property additions due to several capacity expansion projects, higher receivables balances due to increased sales, and higher inventory levels due to increased input costs. Corporate assets consist principally of cash and equivalents. The increase in Corporate assets from June 30, 2022 to June 30, 2023 reflected the increase in cash and equivalents as well as prepaid income taxes. The decrease in Corporate assets from June 30, 2021 to June 30, 2022 reflected the decline in cash and equivalents.
(6)As discussed above, we do not present identifiable assets, payments for property additions or depreciation and amortization by reportable segment.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Retail segment net sales attributable to Walmart Inc. (“Walmart”) and Foodservice segment net sales attributable to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., for each of the years ended June 30 were as follows:

	2023	2022	2021
Net sales to Walmart	$323,718	$293,684	$267,090
As a percentage of consolidated net sales	18%	18%	18%
Net sales to McLane	$205,264	$188,717	$184,021
As a percentage of consolidated net sales	11%	11%	13%
Accounts receivable attributable to Walmart and McLane at June 30 as a percentage of consolidated accounts receivable were as follows:

	2023	2022
Walmart	29%	24%
McLane	9%	11%

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
In 2021, we granted SSSARs to various employees under the terms of the plan. The following table summarizes information relating to these grants:

2021
SSSARs granted	124
Weighted average grant date fair value per right	$36.24
Weighted average assumptions used in fair value calculations:
Risk-free interest rate	0.51%
Dividend yield	1.69%
Volatility factor of the expected market price of our common stock	28.63%
Expected life in years	4.55
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
The following table summarizes our SSSARs compensation expense and tax benefits recorded for each of the years ended June 30:

	2023	2022	2021
Compensation expense	$1,972	$3,566	$3,568
Tax benefits	$216	$749	$749
Intrinsic value of exercises	$3,873	$317	$6,187

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The total fair values of SSSARs vested for each of the years ended June 30 were as follows:

	2023	2022	2021
Fair value of vested rights	$2,611	$4,095	$3,404
The following table summarizes the activity relating to SSSARs granted under the plan for the year ended June 30, 2023:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	393	$158.12
Exercised	(225)	$152.46
Granted	—	$—
Forfeited	(13)	$165.36
Outstanding at end of year	155	$165.77	2.15	$5,463
Exercisable and vested at end of year	122	$162.57	2.01	$4,709
Vested and expected to vest at end of year	155	$165.77	2.15	$5,463
The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2023:

	Outstanding				Exercisable
			Weighted Average
Grant Years	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Exercise Price	Number Exercisable	Weighted Average Exercise Price
2021	$167.18-$187.30	78	2.64	$177.79	45	$177.76
2020	$153.71-$154.22	76	1.66	$153.71	76	$153.71
2019	$154.48	1	0.66	$154.48	1	$154.48
At June 30, 2023, there was $0.8 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 1 year.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In 2023, 2022 and 2021, we granted shares of restricted stock to various employees under the terms of the plan. The following table summarizes information relating to these grants:

	2023	2022	2021
Employees
Restricted stock granted	29	30	17
Grant date fair value	$4,448	$5,691	$2,918
Weighted average grant date fair value per award	$154.80	$189.12	$177.89
The restricted stock under these employee grants vests 3 years after the grant date. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status.
In 2023, 2022 and 2021, we also granted shares of restricted stock to our nonemployee directors under the terms of the plan. The following table summarizes information relating to each of these grants:

	2023	2022	2021
Nonemployee directors
Restricted stock granted	4	5	4
Grant date fair value	$919	$799	$774
Weighted average grant date fair value per award	$203.34	$162.15	$172.89

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The restricted stock under these nonemployee director grants generally vests 1 year after the grant date. All of the shares granted during 2023 are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests.
The following table summarizes our restricted stock compensation expense and tax benefits recorded for each of the years ended June 30:

	2023	2022	2021
Compensation expense	$4,432	$4,942	$3,558
Tax benefits	$677	$1,038	$747
The total fair values of restricted stock vested for each of the years ended June 30 were as follows:

	2023	2022	2021
Fair value of vested shares	$4,996	$2,772	$3,148
The following table summarizes the activity relating to restricted stock granted under the plan for the year ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of year	74	$172.27
Granted	33	$161.40
Vested	(32)	$156.89
Forfeited	(10)	$171.29
Unvested restricted stock at end of year	65	$174.62
At June 30, 2023, there was $5.1 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Performance Units
Beginning in 2022, we use periodic grants of performance units as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. These performance units are based on two performance metrics, with equal weightings, as follows:
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
In 2023 and 2022, we granted performance units to various employees under the terms of the plan. The following table summarizes information relating to these grants:

	2023	2022
Performance units granted	26	20
Grant date fair value	$4,572	$4,151
Weighted average grant date fair value per award	$173.73	$201.67

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

For our performance units with a performance condition, the grant-date fair value is equal to the closing price of our common stock on the grant date. For our performance units with a market condition, the grant-date fair value is estimated using a Monte Carlo simulation. The assumptions used in the Monte Carlo simulation were as follows:

	2023	2022
Risk-free interest rate	3.18%	0.41%
Dividend yield	2.08%	1.65%
Volatility factor of the expected market price of our common stock	32.20%	31.30%
The following table summarizes our performance units compensation expense and tax benefits recorded for each of the years ended June 30:

	2023	2022
Compensation expense	$2,678	$1,055
Tax benefits	$355	$222
The following table summarizes the activity relating to performance units granted under the plan for the year ended June 30, 2023:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested performance units at beginning of year	19	$201.65
Granted	26	$173.73
Vested	—	$—
Forfeited	(5)	$186.60
Unvested performance units at end of year	40	$185.39
At June 30, 2023, there was $4.2 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

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
The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2023	2022
Weighted-average assumption as of June 30
Discount rate	5.18%	4.52%
The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2023	2022	2021
Discount rate	4.52%	2.58%	2.49%
Expected long-term return on plan assets	5.00%	5.00%	5.00%
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
The target and actual asset allocations for our plans at June 30 by asset category were as follows:

	Target Percentage of Plan Assets at June 30	Actual Percentage of Plan Assets
	2023	2023	2022
Equity securities	20%-80%	27	25
Fixed income, including cash	20%-80%	73	75
Total		100%	100%
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
We categorize our plan assets within a three-level fair value hierarchy, as previously defined in Note 2. The following table summarizes the fair values and levels, within the fair value hierarchy, for our plan assets at June 30:

	June 30, 2023
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$997	$—	$—	$997
Money market funds	702	—	—	702
Mutual funds fixed income	19,353	—	—	19,353
Mutual funds equity	7,724	—	—	7,724
Total	$28,776	$—	$—	$28,776

	June 30, 2022
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$734	$—	$—	$734
Money market funds	795	—	—	795
Mutual funds fixed income	20,628	—	—	20,628
Mutual funds equity	7,454	—	—	7,454
Total	$29,611	$—	$—	$29,611
The plan assets classified at Level 1 include money market funds and mutual funds. Quoted market prices in active markets for identical assets are available for investments in this category.
Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$31,043	$37,439
Interest cost	1,344	935
Actuarial gain	(2,047)	(5,130)
Benefits paid	(2,388)	(2,201)
Benefit obligation at end of year	$27,952	$31,043

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

	2023	2022
Change in plan assets
Fair value of plan assets at beginning of year	$29,611	$39,419
Actual return on plan assets	896	(7,607)
Employer contributions	657	—
Benefits paid	(2,388)	(2,201)
Fair value of plan assets at end of year	$28,776	$29,611

	2023	2022
Funded status - net prepaid (accrued) benefit cost	$824	$(1,432)

	2023	2022
Amounts recognized in the Consolidated Balance Sheets consist of
Prepaid benefit cost (Other Noncurrent Assets)	$1,286	$381
Accrued benefit liability (Other Noncurrent Liabilities)	(462)	(1,813)
Net amount recognized	$824	$(1,432)

	2023	2022
Accumulated benefit obligation	$27,952	$31,043
The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2023	2022
Benefit obligations	$5,108	$23,836
Fair value of plan assets at end of year	$4,646	$22,023
Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2023	2022
Net actuarial loss	$13,846	$16,098
Income taxes	(3,236)	(3,762)
Total	$10,610	$12,336
The following table summarizes the components of net periodic benefit cost (income) for our pension plans at June 30:

	2023	2022	2021
Components of net periodic benefit cost (income)
Interest cost	$1,344	$935	$965
Expected return on plan assets	(1,416)	(1,911)	(1,779)
Amortization of unrecognized net loss	725	428	692
Net periodic benefit cost (income)	$653	$(548)	$(122)
We have not yet finalized our anticipated funding level for 2024, but based on initial estimates, we do not expect our 2024 contributions to our pension plans to be material.
Benefit payments estimated for future years are as follows:

2024	$2,550
2025	$2,498
2026	$2,429
2027	$2,364
2028	$2,281
2029 - 2033	$10,393

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 12 – Defined Contribution and Other Employee Plans
Company-Sponsored Defined Contribution Plans
We sponsor four defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code. Contributions are determined under various formulas, and we contributed to three of these plans in 2023. Costs related to such plans for each of the years ended June 30 were as follows:

	2023	2022	2021
Costs related to company-sponsored defined contribution plans	$6,009	$5,779	$5,015
Multiemployer Plans
In the three years ended June 30, 2023, one of our subsidiaries participated in a multiemployer plan that provides pension benefits to retiree workers under a collective bargaining contract. This plan generally provides for retirement, death and/or termination benefits for eligible employees within the collective bargaining contract, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if a participating employer chooses to stop participating in the multiemployer plan, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
Our participation in this multiemployer pension plan for the three years ended June 30, 2023 is reflected in the following table. All information in the table is as of December 31 of the relevant year, except contributions which are based on our fiscal year, or except as otherwise noted. The EIN/PN column provides the Employer Identification Number (“EIN”) and the Plan Number (“PN”). The pension protection act zone status is based on information that we received from the plan. Among other factors, generally, plans in critical status (red zone) are less than 65 percent funded, plans in endangered or seriously endangered status (yellow zone or orange zone, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the green zone. The FIP/RP status pending/implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. There have been no significant changes that affect the comparability of 2023, 2022 or 2021 contributions.

		Pension Protection Act Zone Status			Fiscal Year Contributions
Plan Name	EIN/PN	2022	2021	FIP/RP Status Pending / Implemented	2023	2022	2021	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Western Conference of Teamsters Pension Plan	916145047- 001	Green 12/31/21	Green 12/31/20	No	$250	$296	$327	No	12/15/2025
Under this multiemployer plan and one additional multiemployer plan, we also contribute amounts for health and welfare benefits that are defined by each plan. These benefits are not vested. The contributions required by our participation in these plans for each of the years ended June 30 were as follows:

	2023	2022	2021
Multiemployer health and welfare plan contributions	$3,124	$3,360	$3,428
We also make non-elective contributions for the union employees at our Bedford Heights, Ohio plant into a union-sponsored multiemployer 401(k) plan. Our contributions totaled $1.0 million, $0.9 million and $0.7 million in 2023, 2022 and 2021, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our liability for total deferred compensation and accrued interest at June 30:

	2023	2022
Liability for deferred compensation and accrued interest	$5,261	$4,934
Deferred compensation expense for each of the years ended June 30 was as follows:

	2023	2022	2021
Deferred compensation expense	$311	$157	$147

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
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
On July 1, 2022, we began the implementation phase of Project Ascent, which entailed the replacement of our primary customer and manufacturing transactional systems, warehousing systems, and financial systems with an integrated SAP S/4HANA ERP system. Implementation continued throughout fiscal 2023 as we integrated additional plants and warehouses into our new ERP network. We completed the final wave of the implementation phase in August 2023 as planned. We updated our internal controls, as necessary, to reflect the related changes in business processes. During fiscal 2023, this implementation did not have a material adverse effect on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).
Except as discussed above, there were no changes to our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lancaster Colony Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2023, of the Company and our report dated August 23, 2023, expressed an unqualified opinion on those financial statements.
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
August 23, 2023

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our November 2023 Annual Meeting of Shareholders (“2023 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
The information regarding delinquent Section 16(a) reports, if any, is incorporated by reference to the material under the heading “Delinquent Section 16(a) Reports” in our 2023 Proxy Statement.
The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2023 Proxy Statement.
The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2023 Proxy Statement.

Item 11. Executive Compensation
The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2023 Proxy Statement.
The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2023 and 2022 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2023 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2023 and 2022 and for each of the three years in the period ended June 30, 2023, together with the report thereon of Deloitte & Touche LLP dated August 23, 2023, are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets as of June 30, 2023 and 2022
Consolidated Statements of Income for the years ended June 30, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended June 30, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended June 30, 2023, 2022 and 2021
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
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

10.2
Amendment No. 1 to Credit Agreement, dated December 13, 2022, among Lancaster Colony Corporation, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed February 2, 2023).

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

10.16(a)
Agreement for Severance and Release, effective February 1, 2023, between the Company and Dave Nagle (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed February 3, 2023)

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page of Lancaster Colony Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)

By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director

Date:	August 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID A. CIESINSKI	President, Chief Executive Officer	August 23, 2023
David A. Ciesinski	and Director
(Principal Executive Officer)

/s/ JOHN B. GERLACH, JR.	Executive Chairman of the Board	August 23, 2023
John B. Gerlach, Jr.	and Director

/s/ THOMAS K. PIGOTT	Vice President, Chief Financial Officer	August 23, 2023
Thomas K. Pigott	and Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ ZENA SRIVATSA ARNOLD	Director	August 17, 2023
Zena Srivatsa Arnold

/s/ BARBARA L. BRASIER	Director	August 17, 2023
Barbara L. Brasier

/s/ ROBERT L. FOX	Director	August 17, 2023
Robert L. Fox

/s/ ELLIOT K. FULLEN	Director	August 17, 2023
Elliot K. Fullen

/s/ ALAN F. HARRIS	Director	August 17, 2023
Alan F. Harris

/s/ MICHAEL H. KEOWN	Director	August 17, 2023
Michael H. Keown

/s/ ROBERT P. OSTRYNIEC	Director	August 17, 2023
Robert P. Ostryniec