Form 10-Q
period 2023-09-30
LANCASTER COLONY CORP
filed 2023-11-02
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 13, 2023, there were approximately 27,517,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	September 30, 2023	June 30, 2023
ASSETS
Current Assets:
Cash and equivalents	$73,746	$88,473
Receivables	120,076	114,967
Inventories:
Raw materials	47,659	40,761
Finished goods	130,149	117,504
Total inventories	177,808	158,265
Other current assets	14,628	12,758
Total current assets	386,258	374,463
Property, Plant and Equipment:
Property, plant and equipment-gross	871,290	853,709
Less accumulated depreciation	382,195	371,503
Property, plant and equipment-net	489,095	482,206
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	4,708	4,840
Operating lease right-of-use assets	23,073	24,743
Other noncurrent assets	18,797	18,371
Total	$1,130,302	$1,112,994
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$120,337	$111,758
Accrued liabilities	46,871	56,994
Total current liabilities	167,208	168,752
Noncurrent Operating Lease Liabilities	15,286	16,967
Other Noncurrent Liabilities	16,312	17,683
Deferred Income Taxes	52,728	47,325
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-September-27,517,313 shares; June-27,527,550 shares	146,439	143,870
Retained earnings	1,524,469	1,503,963
Accumulated other comprehensive loss	(9,289)	(9,365)
Common stock in treasury, at cost	(782,851)	(776,201)
Total shareholders’ equity	878,768	862,267
Total	$1,130,302	$1,112,994
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2023	2022
Net Sales	$461,572	$425,537
Cost of Sales	352,850	326,482
Gross Profit	108,722	99,055
Selling, General and Administrative Expenses	51,947	49,757
Operating Income	56,775	49,298
Other, Net	857	(270)
Income Before Income Taxes	57,632	49,028
Taxes Based on Income	13,681	11,436
Net Income	$43,951	$37,592
Net Income Per Common Share:
Basic	$1.60	$1.37
Diluted	$1.59	$1.36

Weighted Average Common Shares Outstanding:
Basic	27,449	27,450
Diluted	27,473	27,458
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2023	2022
Net Income	$43,951	$37,592
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	144	169
Amortization of prior service credit, before tax	(45)	(45)
Total Other Comprehensive Income, Before Tax	99	124
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(34)	(40)
Amortization of prior service credit, tax	11	11
Total Tax Expense	(23)	(29)
Other Comprehensive Income, Net of Tax	76	95
Comprehensive Income	$44,027	$37,687
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$43,951	$37,592
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	13,592	11,203
Deferred income taxes and other changes	5,765	195
Stock-based compensation expense	2,569	2,465
Pension plan activity	(64)	(493)
Changes in operating assets and liabilities:
Receivables	(5,109)	(745)
Inventories	(19,543)	(21,237)
Other current assets	(1,870)	(102)
Accounts payable and accrued liabilities	(3,676)	21,986
Net cash provided by operating activities	35,615	50,864
Cash Flows From Investing Activities:
Payments for property additions	(18,331)	(24,585)
Proceeds from sale of property	—	1,159
Other-net	(1,412)	(55)
Net cash used in investing activities	(19,743)	(23,481)
Cash Flows From Financing Activities:
Payment of dividends	(23,445)	(22,067)
Purchase of treasury stock	(6,650)	(84)
Tax withholdings for stock-based compensation	—	(617)
Principal payments for finance leases	(504)	(679)
Net cash used in financing activities	(30,599)	(23,447)
Net change in cash and equivalents	(14,727)	3,936
Cash and equivalents at beginning of year	88,473	60,283
Cash and equivalents at end of period	$73,746	$64,219
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$6,231	$7,544
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2023
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2023	27,528	$143,870	$1,503,963	$(9,365)	$(776,201)	$862,267
Net income			43,951			43,951
Net pension and postretirement benefit gains, net of $23 tax effect				76		76
Cash dividends - common stock ($0.85 per share)			(23,445)			(23,445)
Purchase of treasury stock	(40)				(6,650)	(6,650)
Stock-based plans	29	—				—
Stock-based compensation expense		2,569				2,569
Balance, September 30, 2023	27,517	$146,439	$1,524,469	$(9,289)	$(782,851)	$878,768

	Three Months Ended September 30, 2022
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2022	27,520	$137,814	$1,485,045	$(11,172)	$(767,000)	$844,687
Net income			37,592			37,592
Net pension and postretirement benefit gains, net of $29 tax effect				95		95
Cash dividends - common stock ($0.80 per share)			(22,067)			(22,067)
Purchase of treasury stock	—				(84)	(84)
Stock-based plans	34	(617)				(617)
Stock-based compensation expense		2,465				2,465
Balance, September 30, 2022	27,554	$139,662	$1,500,570	$(11,077)	$(767,084)	$862,071
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant” or the “Company” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our 2023 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2024 refers to fiscal 2024, which is the period from July 1, 2023 to June 30, 2024.
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

	September 30,
	2023	2022
Construction in progress in Accounts Payable	$10,165	$22,864
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $16.3 million and $26.3 million at September 30, 2023 and June 30, 2023, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended September 30,
	2023	2022
Net income	$43,951	$37,592
Net income available to participating securities	(136)	(118)
Net income available to common shareholders	$43,815	$37,474

Weighted average common shares outstanding – basic	27,449	27,450
Incremental share effect from:
Nonparticipating restricted stock	3	4
Stock-settled stock appreciation rights (1)	11	—
Performance units	10	4
Weighted average common shares outstanding – diluted	27,473	27,458

Net income per common share – basic	$1.60	$1.37
Net income per common share – diluted	$1.59	$1.36
(1)Excludes the impact of the following weighted average stock-settled stock appreciation rights outstanding with an antidilutive effect: 0.1 million and 0.3 million for the three months ended September 30, 2023 and 2022, respectively.
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended September 30,
	2023	2022
Accumulated other comprehensive loss at beginning of period	$(9,365)	$(11,172)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	159	181
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(15)	(12)
Amortization of prior service credit	(45)	(45)
Total other comprehensive income, before tax	99	124
Total tax expense	(23)	(29)
Other comprehensive income, net of tax	76	95
Accumulated other comprehensive loss at end of period	$(9,289)	$(11,077)
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2023 Annual Report on Form 10-K.
Recent Accounting Standards
There are no recently issued or adopted accounting standards that will impact our consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 2 – Long-Term Debt
At September 30, 2023 and June 30, 2023, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 19, 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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
At September 30, 2023 and June 30, 2023, we had no borrowings outstanding under the Facility. At September 30, 2023 and June 30, 2023, we had $2.2 million and $2.8 million, respectively, of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three months ended September 30, 2023 and 2022.
Note 3 – Commitments and Contingencies
At September 30, 2023, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
Note 4 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at September 30, 2023 and June 30, 2023.
The following table summarizes our identifiable other intangible assets:

	September 30, 2023	June 30, 2023
Tradenames (20 to 30-year life)
Gross carrying value	$4,100	$4,100
Accumulated amortization	(244)	(181)
Net carrying value	$3,856	$3,919
Customer Relationships (10-year life)
Gross carrying value	$287	$287
Accumulated amortization	(198)	(190)
Net carrying value	$89	$97
Technology / Know-how (10-year life)
Gross carrying value	$2,450	$2,450
Accumulated amortization	(1,687)	(1,626)
Net carrying value	$763	$824
Total net carrying value	$4,708	$4,840
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended September 30,
	2023	2022
Amortization expense	$132	$629

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Total annual amortization expense for each of the next five years is estimated to be as follows:

2025	$527
2026	$527
2027	$343
2028	$251
2029	$251
Note 5 – Income Taxes
Prepaid federal income taxes of $2.5 million and $3.3 million were included in Other Current Assets at September 30, 2023 and June 30, 2023, respectively. Accrued state and local income taxes of $0.4 million were included in Accrued Liabilities at September 30, 2023. Prepaid state and local income taxes of $0.8 million were included in Other Current Assets at June 30, 2023.
Note 6 – Business Segment Information
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
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at September 30, 2023 is generally consistent with that of June 30, 2023.
We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended September 30,
	2023	2022
Net Sales
Retail	$242,184	$223,216
Foodservice	219,388	202,321
Total	$461,572	$425,537
Operating Income
Retail	$53,124	$42,900
Foodservice	26,633	31,929
Corporate Expenses	(22,982)	(25,531)
Total	$56,775	$49,298

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended September 30,
	2023	2022
Retail
Shelf-stable dressings, sauces and croutons	$98,581	$91,038
Frozen breads	79,630	72,858
Refrigerated dressings, dips and other	63,973	59,320
Total Retail net sales	$242,184	$223,216
Foodservice
Dressings and sauces	$165,271	$151,060
Frozen breads and other	54,117	51,261
Total Foodservice net sales	$219,388	$202,321
Total net sales	$461,572	$425,537
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended September 30,
	2023	2022
Foodservice
National accounts	$171,586	$160,192
Branded and other	47,802	42,129
Total Foodservice net sales	$219,388	$202,321
Note 7 – Stock-Based Compensation
There have been no changes to our stock-based compensation plan as disclosed in our 2023 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.3 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was $0.5 million of unrecognized compensation expense related to SSSARs that we will recognize over a weighted-average period of 1 year.
Our restricted stock compensation expense was $1.2 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was $8.8 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Our performance units compensation expense was $1.1 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was $7.5 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2024 refers to fiscal 2024, which is the period from July 1, 2023 to June 30, 2024.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto, all included elsewhere in this report, and our 2023 Annual Report on Form 10-K. The forward-looking statements in this section and other parts of this report involve risks, uncertainties and other factors, including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements due to these factors. For more information, see the section below entitled “Forward-Looking Statements.”
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
•a significant infrastructure improvement and capacity expansion project for our frozen pasta facility in Altoona, Iowa that was completed in March 2022; and
•our enterprise resource planning system (“ERP”) project and related initiatives, Project Ascent, that reached completion of the implementation phase in August 2023.
Project Ascent entailed the replacement of our primary customer and manufacturing transactional systems, warehousing systems, and financial systems with an integrated SAP S/4HANA system. Implementation of this system began in July 2022 and continued throughout fiscal 2023. Customer fulfillment levels remained strong before and after the initial system cutover with no unplanned disruptions in receiving orders, producing products or shipping orders. During fiscal 2023, we progressed through our ERP implementation with no major disruptions. We completed the final wave of the implementation phase in August 2023 as planned and have shifted our focus towards leveraging the capabilities of our new ERP system.

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
Near the end of 2023, cost inflation began to diminish notably, and we completed the first quarter of 2024 with our input costs, in aggregate, at levels similar to the prior year.
RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended September 30,
	2023	2022	Change
Net Sales	$461,572	$425,537	$36,035	8.5%
Cost of Sales	352,850	326,482	26,368	8.1%
Gross Profit	108,722	99,055	9,667	9.8%
Gross Margin	23.6%	23.3%
Selling, General and Administrative Expenses	51,947	49,757	2,190	4.4%
Operating Income	56,775	49,298	7,477	15.2%
Operating Margin	12.3%	11.6%
Other, Net	857	(270)	1,127	417.4%
Income Before Income Taxes	57,632	49,028	8,604	17.5%
Taxes Based on Income	13,681	11,436	2,245	19.6%
Effective Tax Rate	23.7%	23.3%
Net Income	$43,951	$37,592	$6,359	16.9%
Diluted Net Income Per Common Share	$1.59	$1.36	$0.23	16.9%
Net Sales
Consolidated net sales for the three months ended September 30, 2023 increased 8.5% to a first quarter record $461.6 million versus $425.5 million last year, reflecting higher net sales for both the Retail and Foodservice segments driven primarily by volume gains. Sales in the prior-year first quarter were unfavorably impacted by an estimated $25 million in net sales attributed to advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live that commenced on July 1, 2022. Consolidated sales volumes, measured in pounds shipped, increased 8.0% for the three months ended September 30, 2023. Excluding the impact of last year’s shift in sales due to our ERP go-live, consolidated sales volumes increased 1.4%. See discussion of net sales by segment following the discussion of “Earnings Per Share” below.

Gross Profit
Consolidated gross profit for the three months ended September 30, 2023 increased $9.7 million to $108.7 million driven by the higher sales volumes, some continued favorability in pricing net of commodity costs, and our cost savings programs. Partial offsets to these positive factors included higher labor costs and increased depreciation expense. In aggregate, the input costs for our commodity basket were generally consistent with last year’s level. In last year’s first quarter, gross profit was unfavorably impacted by an estimated $5 million due to the aforementioned shift of net sales into the quarter ended June 30, 2022 ahead of our ERP go-live.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	Change
SG&A Expenses - Excluding Project Ascent	$48,114	$40,538	$7,576	18.7%
Project Ascent Expenses	3,833	9,219	(5,386)	(58.4)%
Total SG&A Expenses	$51,947	$49,757	$2,190	4.4%
Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2023 increased 4.4% to $51.9 million compared to $49.8 million in the prior-year period. This increase reflects higher expenditures to support the continued growth of our business, including a more normalized level of consumer promotions, investments in personnel and higher brokerage costs associated with the increased sales. These higher costs were partially offset by lower expenditures for Project Ascent, our ERP initiative. Project Ascent expenses totaled $3.8 million in the current-year quarter versus $9.2 million last year.
Project Ascent expenses are included within Corporate Expenses. A portion of the costs that have been classified as Project Ascent expenses represent ongoing costs that will continue subsequent to the completion of our ERP implementation.
Operating Income
Operating income increased $7.5 million to $56.8 million for the three months ended September 30, 2023 driven by the increase in gross profit, as partially offset by the increase in SG&A expenses. See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on Income
Our effective tax rate was 23.7% and 23.3% for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Three Months Ended September 30,
	2023	2022
Statutory rate	21.0%	21.0%
State and local income taxes	2.6	2.5
Net windfall tax benefits - stock-based compensation	—	—
Other	0.1	(0.2)
Effective rate	23.7%	23.3%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the three months ended September 30, 2023 and 2022, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by less than 0.1%.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share for the first quarter of 2024 totaled $1.59, as compared to $1.36 per diluted share in the prior year. Expenditures for Project Ascent reduced diluted earnings per share by $0.11 and $0.26 for the three months ended September 30, 2023 and 2022, respectively. Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended September 30.

RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	Change
Net Sales	$242,184	$223,216	$18,968	8.5%
Operating Income	$53,124	$42,900	$10,224	23.8%
Operating Margin	21.9%	19.2%
For the three months ended September 30, 2023, Retail segment net sales increased 8.5% to $242.2 million from the prior-year total of $223.2 million, including the favorable impact of higher sales volumes and, to a lesser extent, our 2023 pricing actions that have not fully lapped. Sales in the prior-year first quarter were unfavorably impacted by advance orders accounting for an estimated $11 million in Retail net sales that were made near the end of fiscal 2022 ahead of our ERP go-live, which commenced on July 1, 2022. Retail segment sales volumes, measured in pounds shipped, increased 7.1%. Retail sales volume growth was driven by the continued success of our program for licensed dressings and sauces. Our New York BRAND® Bakery frozen garlic bread products also contributed to the increase in the Retail sales volumes. Excluding the impact of last year’s shift in sales due to our ERP go-live, Retail segment sales volumes increased 1.4%.
For the three months ended September 30, 2023, Retail segment operating income increased 23.8% to $53.1 million due to our previous pricing actions, our cost savings programs and the favorable impact of higher sales volumes.
Foodservice Segment

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	Change
Net Sales	$219,388	$202,321	$17,067	8.4%
Operating Income	$26,633	$31,929	$(5,296)	(16.6)%
Operating Margin	12.1%	15.8%
For the three months ended September 30, 2023, Foodservice segment net sales grew 8.4% to $219.4 million compared to $202.3 million in the prior-year period driven by increased demand from several of our national chain restaurant account customers and growth for our branded Foodservice products. Sales in the prior-year first quarter were unfavorably impacted by the advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live, which reduced Foodservice net sales in the prior-year period by an estimated $14 million. Foodservice segment sales volumes, measured in pounds shipped, increased 8.6%. Excluding the impact of last year’s shift in sales due to our ERP go-live, Foodservice segment sales volumes increased 1.4%.
For the three months ended September 30, 2023, Foodservice segment operating income decreased 16.6% to $26.6 million driven by higher supply chain costs, as partially offset by the benefit of increased sales volumes and a more favorable sales mix. The Foodservice segment’s operating margin compares to strong results in the prior-year period.
Corporate Expenses
For the three months ended September 30, 2023 and 2022, corporate expenses totaled $23.0 million and $25.5 million, respectively. This decrease primarily reflects a decline in Project Ascent expenses, as partially offset by increased investments in personnel. Expenditures for Project Ascent totaled $3.8 million and $9.2 million for the three months ended September 30, 2023 and 2022, respectively.
LOOKING FORWARD
Looking forward to our fiscal second quarter, we anticipate Retail sales will continue to benefit from our expanding licensing program, including incremental growth from the new products, flavors and sizes we introduced in fiscal 2023. In the Foodservice segment, we expect continued volume growth from select customers in our mix of national chain restaurant accounts. Regarding inflation, while our input costs remain high, in total we do not anticipate a significant impact from inflationary costs in the upcoming quarter versus the prior-year period. External factors, including U.S. economic performance and potential changes in consumer sentiment, may impact demand.
With respect to Project Ascent, we completed the final wave of the implementation phase in August 2023 as planned and have shifted towards leveraging the capabilities of our new ERP system to improve execution.

We will continue to periodically reassess our allocation of capital to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders.
FINANCIAL CONDITION
Cash Flows
For the three months ended September 30, 2023, net cash provided by operating activities totaled $35.6 million, as compared to $50.9 million in the prior-year period. This decrease was primarily due to the year-over-year changes in net working capital, particularly accrued liabilities and accounts payable. Accrued liabilities reflect the unfavorable cash flow impact of a current-year decrease in the accruals for compensation and employee benefits. The favorable cash flow impact of higher accounts payable, as adjusted to exclude construction in progress amounts, was more pronounced in the prior year due to increased commodity costs as well as the timing of payments. These changes in net working capital were partially offset by higher net income.
Cash used in investing activities for the three months ended September 30, 2023 was $19.7 million, as compared to $23.5 million in the prior year. This decrease primarily reflects a lower level of payments for property additions in the current year as the capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky reached substantial completion in March 2023.
Cash used in financing activities for the three months ended September 30, 2023 of $30.6 million increased from the prior-year total of $23.4 million. This increase reflects higher levels of share repurchases and dividend payments.
Liquidity and Capital Resources
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at September 30, 2023. At September 30, 2023, we had $2.2 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2023, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At September 30, 2023, there were no events that would constitute a default under this facility.
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
We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of September 30, 2023, as well as purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations is expected to be due within one year.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those policies disclosed in our 2023 Annual Report on Form 10-K.

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
•price and product competition;
•the impact of customer store brands on our branded retail volumes;
•adequate supply of labor for our manufacturing facilities;
•adverse changes in freight, energy or other costs of producing, distributing or transporting our products;
•inflationary pressures resulting in higher input costs;
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
•the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs; and
•certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2023 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2023 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,136,608 common shares remained authorized for future repurchases at September 30, 2023. This share repurchase authorization does not have a stated expiration date. In the first quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1-31, 2023	—	$—	—	1,176,739
August 1-31, 2023 (1)	16,057	$166.22	16,057	1,160,682
September 1-30, 2023 (1)	24,074	$165.35	24,074	1,136,608
Total	40,131	$165.70	40,131	1,136,608
(1)Includes 57 shares in August 2023 and 74 shares in September 2023 that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 6. Exhibits
See Index to Exhibits below.
INDEX TO EXHIBITS

Exhibit Number	Description

10.1(a),(c)	Form of Restricted Stock Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan

10.2(a),(c)	Form of Performance Unit Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan

10.3(a),(c)	Lancaster Colony Corporation Form of Change in Control Agreement

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith

(c)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	November 2, 2023	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	November 2, 2023	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)