Form 10-Q
period 2023-12-31
LANCASTER COLONY CORP
filed 2024-02-01
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 12, 2024, there were approximately 27,521,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	December 31, 2023	June 30, 2023
ASSETS
Current Assets:
Cash and equivalents	$133,848	$88,473
Receivables	100,188	114,967
Inventories:
Raw materials	47,336	40,761
Finished goods	110,856	117,504
Total inventories	158,192	158,265
Other current assets	13,171	12,758
Total current assets	405,399	374,463
Property, Plant and Equipment:
Property, plant and equipment-gross	879,747	853,709
Less accumulated depreciation	389,356	371,503
Property, plant and equipment-net	490,391	482,206
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	4,576	4,840
Operating lease right-of-use assets	20,976	24,743
Other noncurrent assets	19,212	18,371
Total	$1,148,925	$1,112,994
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$104,114	$111,758
Accrued liabilities	59,262	56,994
Total current liabilities	163,376	168,752
Noncurrent Operating Lease Liabilities	13,323	16,967
Other Noncurrent Liabilities	15,723	17,683
Deferred Income Taxes	48,177	47,325
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-December-27,521,158 shares; June-27,527,550 shares	149,290	143,870
Retained earnings	1,551,143	1,503,963
Accumulated other comprehensive loss	(9,214)	(9,365)
Common stock in treasury, at cost	(782,893)	(776,201)
Total shareholders’ equity	908,326	862,267
Total	$1,148,925	$1,112,994
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands, except per share data)	2023	2022	2023	2022
Net Sales	$485,916	$477,394	$947,488	$902,931
Cost of Sales	364,448	375,292	717,298	701,774
Gross Profit	121,468	102,102	230,190	201,157
Selling, General and Administrative Expenses	55,714	50,775	107,661	100,532
Operating Income	65,754	51,327	122,529	100,625
Other, Net	1,425	478	2,282	208
Income Before Income Taxes	67,179	51,805	124,811	100,833
Taxes Based on Income	15,695	11,832	29,376	23,268
Net Income	$51,484	$39,973	$95,435	$77,565
Net Income Per Common Share:
Basic	$1.87	$1.45	$3.47	$2.82
Diluted	$1.87	$1.45	$3.47	$2.81

Weighted Average Common Shares Outstanding:
Basic	27,425	27,471	27,437	27,460
Diluted	27,440	27,493	27,457	27,476
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands)	2023	2022	2023	2022
Net Income	$51,484	$39,973	$95,435	$77,565
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	143	171	287	340
Amortization of prior service credit, before tax	(45)	(46)	(90)	(91)
Total Other Comprehensive Income, Before Tax	98	125	197	249
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(33)	(40)	(67)	(80)
Amortization of prior service credit, tax	10	10	21	21
Total Tax Expense	(23)	(30)	(46)	(59)
Other Comprehensive Income, Net of Tax	75	95	151	190
Comprehensive Income	$51,559	$40,068	$95,586	$77,755
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
(Amounts in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$95,435	$77,565
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	27,525	23,012
Deferred income taxes and other changes	2,272	1,854
Stock-based compensation expense	5,423	5,264
Pension plan activity	96	(330)
Changes in operating assets and liabilities:
Receivables	14,779	8,577
Inventories	73	5,289
Other current assets	(413)	(517)
Accounts payable and accrued liabilities	(3,667)	19,726
Net cash provided by operating activities	141,523	140,440
Cash Flows From Investing Activities:
Payments for property additions	(37,136)	(56,486)
Proceeds from sale of property	—	1,159
Other-net	(3,080)	(449)
Net cash used in investing activities	(40,216)	(55,776)
Cash Flows From Financing Activities:
Payment of dividends	(48,255)	(45,529)
Purchase of treasury stock	(6,692)	(209)
Tax withholdings for stock-based compensation	(3)	(2,418)
Principal payments for finance leases	(982)	(1,304)
Net cash used in financing activities	(55,932)	(49,460)
Net change in cash and equivalents	45,375	35,204
Cash and equivalents at beginning of year	88,473	60,283
Cash and equivalents at end of period	$133,848	$95,487
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$14,278	$22,977
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended December 31, 2023
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2023	27,528	$143,870	$1,503,963	$(9,365)	$(776,201)	$862,267
Net income			43,951			43,951
Net pension and postretirement benefit gains, net of $23 tax effect				76		76
Cash dividends - common stock ($0.85 per share)			(23,445)			(23,445)
Purchase of treasury stock	(40)				(6,650)	(6,650)
Stock-based plans	29	—				—
Stock-based compensation expense		2,569				2,569
Balance, September 30, 2023	27,517	$146,439	$1,524,469	$(9,289)	$(782,851)	$878,768
Net income			51,484			51,484
Net pension and postretirement benefit gains, net of $23 tax effect				75		75
Cash dividends - common stock ($0.90 per share)			(24,810)			(24,810)
Purchase of treasury stock	—				(42)	(42)
Stock-based plans	4	(3)				(3)
Stock-based compensation expense		2,854				2,854
Balance, December 31, 2023	27,521	$149,290	$1,551,143	$(9,214)	$(782,893)	$908,326
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

	December 31,
	2023	2022
Construction in progress in Accounts Payable	$6,408	$15,062
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $20.1 million and $26.3 million at December 31, 2023 and June 30, 2023, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income	$51,484	$39,973	$95,435	$77,565
Net income available to participating securities	(157)	(118)	(292)	(232)
Net income available to common shareholders	$51,327	$39,855	$95,143	$77,333

Weighted average common shares outstanding – basic	27,425	27,471	27,437	27,460
Incremental share effect from:
Nonparticipating restricted stock	3	2	3	3
Stock-settled stock appreciation rights (1)	7	18	9	9
Performance units	5	2	8	4
Weighted average common shares outstanding – diluted	27,440	27,493	27,457	27,476

Net income per common share – basic	$1.87	$1.45	$3.47	$2.82
Net income per common share – diluted	$1.87	$1.45	$3.47	$2.81
(1)Excludes the impact of the following weighted average stock-settled stock appreciation rights outstanding with an antidilutive effect: 0.1 million for the three months ended December 31, 2023 and 2022; and 0.1 million and 0.2 million for the six months ended December 31, 2023 and 2022, respectively.
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Accumulated other comprehensive loss at beginning of period	$(9,289)	$(11,077)	$(9,365)	$(11,172)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	158	182	317	363
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(15)	(11)	(30)	(23)
Amortization of prior service credit	(45)	(46)	(90)	(91)
Total other comprehensive income, before tax	98	125	197	249
Total tax expense	(23)	(30)	(46)	(59)
Other comprehensive income, net of tax	75	95	151	190
Accumulated other comprehensive loss at end of period	$(9,214)	$(10,982)	$(9,214)	$(10,982)
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2023 Annual Report on Form 10-K.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Recent Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the disclosure requirements for reportable segments. The new guidance requires enhanced disclosures about significant segment expenses. Additionally, all current annual disclosures about a reportable segment’s profit or loss and assets will also be required in interim periods. The new guidance also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments should be applied retrospectively to all prior periods presented in the financial statements. This guidance will be effective for our annual disclosures in fiscal 2025 and for our interim-period disclosures in fiscal 2026. As the guidance only relates to disclosures, there will be no impact on our financial position or results of operations.
In December 2023, the FASB issued new accounting guidance related to the disclosure requirements for income taxes. The new guidance requires annual disclosures in the rate reconciliation table to be presented using both percentages and reporting currency amounts, and this table must include disclosure of specific categories. Additional information will also be required for reconciling items that meet a quantitative threshold. The new guidance also requires enhanced disclosures of income taxes paid, including the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions that exceed a quantitative threshold. The amendments should be applied on a prospective basis, but retrospective application is permitted. This guidance will be effective for our annual disclosures in fiscal 2026. As the guidance only relates to disclosures, there will be no impact on our financial position or results of operations.
Note 2 – Long-Term Debt
At December 31, 2023 and June 30, 2023, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 19, 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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
At December 31, 2023 and June 30, 2023, we had no borrowings outstanding under the Facility. At December 31, 2023 and June 30, 2023, we had $2.2 million and $2.8 million, respectively, of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three and six months ended December 31, 2023 and 2022.
Note 3 – Commitments and Contingencies
At December 31, 2023, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
We have a lease commitment with fixed cash payments totaling $42.8 million for a warehouse lease that had not commenced as of December 31, 2023. In accordance with accounting guidance for leases, this commitment is properly excluded from the Condensed Consolidated Balance Sheet as of December 31, 2023. A right-of-use asset and lease liability will be recorded based on the present value of the lease payments when the lease commences.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 4 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at December 31, 2023 and June 30, 2023.
The following table summarizes our identifiable other intangible assets:

	December 31, 2023	June 30, 2023
Tradenames (20 to 30-year life)
Gross carrying value	$4,100	$4,100
Accumulated amortization	(307)	(181)
Net carrying value	$3,793	$3,919
Customer Relationships (10-year life)
Gross carrying value	$287	$287
Accumulated amortization	(205)	(190)
Net carrying value	$82	$97
Technology / Know-how (10-year life)
Gross carrying value	$2,450	$2,450
Accumulated amortization	(1,749)	(1,626)
Net carrying value	$701	$824
Total net carrying value	$4,576	$4,840
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Amortization expense	$132	$628	$264	$1,257
Total annual amortization expense for each of the next five years is estimated to be as follows:

2025	$527
2026	$527
2027	$343
2028	$251
2029	$251
Note 5 – Income Taxes
Accrued federal income taxes of $9.0 million and accrued state and local income taxes of $1.2 million were included in Accrued Liabilities at December 31, 2023. Prepaid federal income taxes of $3.3 million and prepaid state and local income taxes of $0.8 million were included in Other Current Assets at June 30, 2023.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Foodservice - The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated and include salad dressings, sandwich and dipping sauces, frozen breads and yeast rolls. The majority of our Foodservice sales are products sold under private label to national chain restaurant accounts. We also manufacture and sell various branded Foodservice products to distributors.
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at December 31, 2023 is generally consistent with that of June 30, 2023.
We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net Sales
Retail	$263,992	$258,763	$506,176	$481,979
Foodservice	221,924	218,631	441,312	420,952
Total	$485,916	$477,394	$947,488	$902,931
Operating Income
Retail	$59,521	$49,352	$112,645	$92,252
Foodservice	27,145	26,696	53,778	58,625
Corporate Expenses	(20,912)	(24,721)	(43,894)	(50,252)
Total	$65,754	$51,327	$122,529	$100,625
The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Retail
Shelf-stable dressings, sauces and croutons	$95,168	$94,711	$193,749	$185,749
Frozen breads	121,696	117,424	201,326	190,282
Refrigerated dressings, dips and other	47,128	46,628	111,101	105,948
Total Retail net sales	$263,992	$258,763	$506,176	$481,979
Foodservice
Dressings and sauces	$162,730	$160,855	$328,001	$311,915
Frozen breads and other	59,194	57,776	113,311	109,037
Total Foodservice net sales	$221,924	$218,631	$441,312	$420,952
Total net sales	$485,916	$477,394	$947,488	$902,931
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Foodservice
National accounts	$170,884	$171,814	$342,470	$332,006
Branded and other	51,040	46,817	98,842	88,946
Total Foodservice net sales	$221,924	$218,631	$441,312	$420,952

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 7 – Stock-Based Compensation
There have been no changes to our stock-based compensation plan as disclosed in our 2023 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.3 million and $0.7 million for the three months ended December 31, 2023 and 2022, respectively. Year-to-date SSSARs compensation expense was $0.6 million for the current-year period compared to $1.4 million for the prior-year period. At December 31, 2023, there was $0.2 million of unrecognized compensation expense related to SSSARs that we will recognize over the three months ending March 31, 2024.
Our restricted stock compensation expense was $1.5 million for the three months ended December 31, 2023 and 2022. Year-to-date restricted stock compensation expense was $2.7 million for the current-year period compared to $2.8 million for the prior-year period. At December 31, 2023, there was $8.2 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Our performance units compensation expense was $1.0 million and $0.6 million for the three months ended December 31, 2023 and 2022, respectively. Year-to-date performance units compensation expense was $2.1 million for the current-year period compared to $1.1 million for the prior-year period. At December 31, 2023, there was $6.5 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

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
Near the end of 2023, cost inflation began to diminish notably, and we completed the first half of 2024 with our input costs, in aggregate, at levels below the prior year.
RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	Change		2023	2022	Change
Net Sales	$485,916	$477,394	$8,522	1.8%	$947,488	$902,931	$44,557	4.9%
Cost of Sales	364,448	375,292	(10,844)	(2.9)%	717,298	701,774	15,524	2.2%
Gross Profit	121,468	102,102	19,366	19.0%	230,190	201,157	29,033	14.4%
Gross Margin	25.0%	21.4%			24.3%	22.3%
Selling, General and Administrative Expenses	55,714	50,775	4,939	9.7%	107,661	100,532	7,129	7.1%
Operating Income	65,754	51,327	14,427	28.1%	122,529	100,625	21,904	21.8%
Operating Margin	13.5%	10.8%			12.9%	11.1%
Other, Net	1,425	478	947	198.1%	2,282	208	2,074	997.1%
Income Before Income Taxes	67,179	51,805	15,374	29.7%	124,811	100,833	23,978	23.8%
Taxes Based on Income	15,695	11,832	3,863	32.6%	29,376	23,268	6,108	26.3%
Effective Tax Rate	23.4%	22.8%			23.5%	23.1%
Net Income	$51,484	$39,973	$11,511	28.8%	$95,435	$77,565	$17,870	23.0%
Diluted Net Income Per Common Share	$1.87	$1.45	$0.42	29.0%	$3.47	$2.81	$0.66	23.5%
Net Sales
Consolidated net sales for the three months ended December 31, 2023 increased 1.8% to a second quarter record $485.9 million versus $477.4 million last year, reflecting higher net sales for both the Retail and Foodservice segments driven primarily by last year’s pricing actions for the Retail segment that have not fully lapped and volume gains for the Foodservice segment. Deflationary pricing was a headwind to Foodservice segment sales growth. Breaking down the 1.8% increase in consolidated net sales, approximately 1.5% is attributed to volume/mix impacts and the remainder pricing. Consolidated sales volumes, measured in pounds shipped, increased 1.9% for the three months ended December 31, 2023. Excluding the impacts of a recent value engineering initiative and our reduced commitment to private label bread, consolidated sales volumes increased 3.3%.

Consolidated net sales for the six months ended December 31, 2023 increased 4.9% to $947.5 million versus $902.9 million last year, reflecting higher net sales for both the Retail and Foodservice segments driven primarily by volume gains. Deflationary pricing was a headwind to Foodservice segment sales growth. Sales in the prior year were unfavorably impacted by an estimated $25 million in net sales attributed to advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live that commenced on July 1, 2022. Breaking down the 4.9% increase in consolidated net sales, approximately 2.8% is attributed to the ERP go-live sales shift, approximately 1.3% is attributed to volume/mix impacts and the remainder pricing. Consolidated sales volumes, measured in pounds shipped, increased 4.8% for the six months ended December 31, 2023. Excluding the impact of last year’s shift in sales due to our ERP go-live, in addition to the impacts of a recent value engineering initiative and our reduced commitment to private label bread, consolidated sales volumes increased 2.5%.
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended December 31, 2023 increased $19.4 million to a second quarter record $121.5 million driven by continued favorability in pricing net of commodity costs and our cost savings programs. Partial offsets to these positive factors included higher labor costs and increased depreciation expense. In aggregate, the input costs for our commodity basket were below last year’s level.
Consolidated gross profit for the six months ended December 31, 2023 increased $29.0 million to $230.2 million as influenced by favorability in pricing net of commodity costs, the higher sales volumes and our cost savings programs. In the prior year, gross profit was unfavorably impacted by an estimated $5 million due to the aforementioned shift of net sales into the quarter ended June 30, 2022 ahead of our ERP go-live.
Selling, General and Administrative Expenses

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2023	2022	Change		2023	2022	Change
SG&A Expenses - Excluding Project Ascent	$53,742	$43,324	$10,418	24.0%	$101,856	$83,862	$17,994	21.5%
Project Ascent Expenses	1,972	7,451	(5,479)	(73.5)%	5,805	16,670	(10,865)	(65.2)%
Total SG&A Expenses	$55,714	$50,775	$4,939	9.7%	$107,661	$100,532	$7,129	7.1%
Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2023 increased 9.7% to $55.7 million compared to $50.8 million in the prior-year period. This increase reflects higher expenditures to support the continued growth of our business, including a more normalized level of consumer promotions and higher brokerage costs. These higher costs were partially offset by lower expenditures for Project Ascent, our ERP initiative. Project Ascent expenses totaled $2.0 million in the current-year quarter versus $7.5 million last year.
SG&A expenses for the six months ended December 31, 2023 increased 7.1% to $107.7 million compared to $100.5 million in the prior year. Consistent with the cost drivers noted for the three months ended December 31, 2023, this increase reflects higher expenditures to support the continued growth of our business, including a more normalized level of consumer promotions, higher brokerage costs and investments in personnel, as partially offset by lower expenditures for Project Ascent. Project Ascent expenses totaled $5.8 million for the six months ended December 31, 2023 compared to $16.7 million in the prior-year period.
Project Ascent expenses are included within Corporate Expenses. A portion of the costs that have been classified as Project Ascent expenses represent ongoing costs that will continue subsequent to the completion of our ERP implementation.
Operating Income
Operating income increased $14.4 million to a second quarter record $65.8 million for the three months ended December 31, 2023 driven by the increase in gross profit, as partially offset by the increase in SG&A expenses.
Operating income increased $21.9 million to $122.5 million for the six months ended December 31, 2023 driven by the same factors noted for the three months ended December 31, 2023.
See discussion of operating results by segment following the discussion of “Earnings Per Share” below.

Taxes Based on Income
Our effective tax rate was 23.5% and 23.1% for the six months ended December 31, 2023 and 2022, respectively. For the six months ended December 31, 2023 and 2022, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Six Months Ended December 31,
	2023	2022
Statutory rate	21.0%	21.0%
State and local income taxes	2.3	2.4
Net windfall tax benefits - stock-based compensation	—	(0.4)
Other	0.2	0.1
Effective rate	23.5%	23.1%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the six months ended December 31, 2023 and 2022, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by less than 0.1% and 0.4%, respectively.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share for the second quarter of 2024 totaled $1.87, as compared to $1.45 per diluted share in the prior year. Expenditures for Project Ascent reduced diluted earnings per share by $0.06 and $0.21 for the three months ended December 31, 2023 and 2022, respectively.
For the six months ended December 31, 2023, diluted net income per share totaled $3.47, as compared to $2.81 per diluted share in the prior year. For the six months ended December 31, 2023 and 2022, expenditures for Project Ascent reduced diluted earnings per share by $0.16 and $0.47, respectively.
Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended December 31.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2023	2022	Change		2023	2022	Change
Net Sales	$263,992	$258,763	$5,229	2.0%	$506,176	$481,979	$24,197	5.0%
Operating Income	$59,521	$49,352	$10,169	20.6%	$112,645	$92,252	$20,393	22.1%
Operating Margin	22.5%	19.1%			22.3%	19.1%
For the three months ended December 31, 2023, Retail segment net sales increased 2.0% to $264.0 million from the prior-year total of $258.8 million, including the favorable impact of our 2023 pricing actions that have not fully lapped. Key contributors to the increase in Retail segment net sales included our licensing program, most notably Chick-fil-A® sauces and dressings; our New York BRAND® Bakery frozen garlic bread products; and our Reames® frozen egg noodles. Retail segment sales volumes, measured in pounds shipped, decreased 1.9%. Excluding the impacts of a recent value engineering initiative and our reduced commitment to private label bread, Retail sales volumes increased 1.2%.
For the six months ended December 31, 2023, Retail segment net sales increased 5.0% to $506.2 million compared to the prior-year total of $482.0 million, including the favorable impact of last year’s pricing actions and higher sales volumes. Sales in the prior year were unfavorably impacted by advance orders accounting for an estimated $11 million in Retail net sales that were made near the end of fiscal 2022 ahead of our ERP go-live, which commenced on July 1, 2022. Retail segment sales volumes, measured in pounds shipped, increased 2.0%. Retail sales volume growth was driven by the continued success of our program for licensed dressings and sauces. Our New York BRAND® Bakery frozen garlic bread products also contributed to the increase in the Retail sales volumes. Excluding the impact of last year’s shift in sales due to our ERP go-live, in addition to the impacts of a recent value engineering initiative and our reduced commitment to private label bread, Retail segment sales volumes increased 1.8%.

For the three months ended December 31, 2023, Retail segment operating income increased 20.6% to $59.5 million due to favorability in our pricing net of commodity costs and our cost savings programs.
For the six months ended December 31, 2023, Retail segment operating income increased 22.1% to $112.6 million due to favorability in our pricing net of commodity costs, our cost savings programs and the beneficial impact of higher sales volumes.
Foodservice Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2023	2022	Change		2023	2022	Change
Net Sales	$221,924	$218,631	$3,293	1.5%	$441,312	$420,952	$20,360	4.8%
Operating Income	$27,145	$26,696	$449	1.7%	$53,778	$58,625	$(4,847)	(8.3)%
Operating Margin	12.2%	12.2%			12.2%	13.9%
For the three months ended December 31, 2023, Foodservice segment net sales grew 1.5% to $221.9 million compared to $218.6 million in the prior-year period driven by increased demand from several of our national chain restaurant account customers and growth for our branded Foodservice products. Deflationary pricing was a headwind to Foodservice segment sales growth. Foodservice segment sales volumes, measured in pounds shipped, increased 4.6%.
For the six months ended December 31, 2023, Foodservice segment net sales increased 4.8% to $441.3 million from the prior-year total of $421.0 million driven by increased demand from several of our national chain restaurant account customers and growth for our branded Foodservice products. Deflationary pricing was a headwind to Foodservice segment sales growth. Sales in the prior-year first quarter were unfavorably impacted by the advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live, which reduced Foodservice net sales in the prior-year period by an estimated $14 million. Foodservice segment sales volumes, measured in pounds shipped, increased 6.6%. Excluding the impact of last year’s shift in sales due to our ERP go-live, Foodservice segment sales volumes increased 3.0%.
For the three months ended December 31, 2023, Foodservice segment operating income increased 1.7% to $27.1 million driven by the impact of the higher sales volumes and our cost savings programs.
For the six months ended December 31, 2023, Foodservice segment operating income decreased 8.3% to $53.8 million driven by higher supply chain costs, as partially offset by the benefit of increased sales volumes, a more favorable sales mix and our cost savings programs.
Corporate Expenses
For the three months ended December 31, 2023 and 2022, corporate expenses totaled $20.9 million and $24.7 million, respectively. This decrease primarily reflects a decline in Project Ascent expenses, as partially offset by increased investments in personnel. Expenditures for Project Ascent totaled $2.0 million and $7.5 million for the three months ended December 31, 2023 and 2022, respectively.
For the six months ended December 31, 2023 and 2022, corporate expenses totaled $43.9 million and $50.3 million, respectively. This decrease reflects the same factors noted for the three months ended December 31, 2023. Expenditures for Project Ascent totaled $5.8 million and $16.7 million for the six months ended December 31, 2023 and 2022, respectively.
LOOKING FORWARD
Looking forward to our fiscal third quarter, we project Retail sales will continue to benefit from our expanding licensing program while, in the Foodservice segment, we expect sustained volume growth from select quick-service restaurant customers. We anticipate continued favorability in our pricing net of commodity costs, but at a sequentially lower level compared to our fiscal second quarter. Deflationary pricing is expected to remain a headwind to Foodservice segment net sales in our fiscal third quarter.
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

FINANCIAL CONDITION
Cash Flows
For the six months ended December 31, 2023, net cash provided by operating activities totaled $141.5 million, as compared to $140.4 million in the prior-year period. This increase was primarily due to higher net income and an increase in noncash depreciation and amortization expenses, as partially offset by the year-over-year changes in net working capital, particularly accounts payable. The prior-year results reflected the favorable cash flow impact of higher accounts payable, as adjusted to exclude construction in progress amounts, due to increased commodity costs as well as the timing of payments.
Cash used in investing activities for the six months ended December 31, 2023 was $40.2 million, as compared to $55.8 million in the prior year. This decrease primarily reflects a lower level of payments for property additions in the current year as the capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky reached substantial completion in March 2023.
Cash used in financing activities for the six months ended December 31, 2023 of $55.9 million increased from the prior-year total of $49.5 million. This increase reflects higher levels of share repurchases and dividend payments.
Liquidity and Capital Resources
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at December 31, 2023. At December 31, 2023, we had $2.2 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2025, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on indebtedness, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2023, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At December 31, 2023, there were no events that would constitute a default under this facility.
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
We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of December 31, 2023, lease commitments that have not yet commenced as of December 31, 2023, and purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations, other than lease commitments, is expected to be due within one year.
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
•changes in demand for our products, which may result from changes in consumer behavior or loss of brand reputation or customer goodwill;
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,136,354 common shares remained authorized for future repurchases at December 31, 2023. This share repurchase authorization does not have a stated expiration date. In the second quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1-31, 2023 (1)	101	$165.17	101	1,136,507
November 1-30, 2023	—	$—	—	1,136,507
December 1-31, 2023 (1)	153	$166.39	153	1,136,354
Total	254	$165.90	254	1,136,354
(1)Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 6. Exhibits
See Index to Exhibits below.
INDEX TO EXHIBITS

Exhibit Number	Description

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	February 1, 2024	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	February 1, 2024	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)