Form 10-Q
period 2024-03-31
LANCASTER COLONY CORP
filed 2024-05-02
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 12, 2024, there were approximately 27,527,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	March 31, 2024	June 30, 2023
ASSETS
Current Assets:
Cash and equivalents	$164,756	$88,473
Receivables	102,637	114,967
Inventories:
Raw materials	41,758	40,761
Finished goods	119,330	117,504
Total inventories	161,088	158,265
Other current assets	12,250	12,758
Total current assets	440,731	374,463
Property, Plant and Equipment:
Property, plant and equipment-gross	873,976	853,709
Less accumulated depreciation	390,314	371,503
Property, plant and equipment-net	483,662	482,206
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	—	4,840
Operating lease right-of-use assets	18,839	24,743
Other noncurrent assets	20,409	18,371
Total	$1,172,012	$1,112,994
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$120,528	$111,758
Accrued liabilities	69,258	56,994
Total current liabilities	189,786	168,752
Noncurrent Operating Lease Liabilities	11,508	16,967
Other Noncurrent Liabilities	15,218	17,683
Deferred Income Taxes	42,648	47,325
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-March-27,527,412 shares; June-27,527,550 shares	151,178	143,870
Retained earnings	1,554,635	1,503,963
Accumulated other comprehensive loss	(9,139)	(9,365)
Common stock in treasury, at cost	(783,822)	(776,201)
Total shareholders’ equity	912,852	862,267
Total	$1,172,012	$1,112,994
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands, except per share data)	2024	2023	2024	2023
Net Sales	$471,446	$464,935	$1,418,934	$1,367,866
Cost of Sales	366,952	370,698	1,084,250	1,072,472
Gross Profit	104,494	94,237	334,684	295,394
Selling, General and Administrative Expenses	57,211	64,829	164,872	165,361
Restructuring and Impairment Charges	12,137	—	12,137	—
Operating Income	35,146	29,408	157,675	130,033
Other, Net	1,748	607	4,030	815
Income Before Income Taxes	36,894	30,015	161,705	130,848
Taxes Based on Income	8,544	5,460	37,920	28,728
Net Income	$28,350	$24,555	$123,785	$102,120
Net Income Per Common Share:
Basic and Diluted	$1.03	$0.89	$4.50	$3.71

Weighted Average Common Shares Outstanding:
Basic	27,436	27,465	27,437	27,462
Diluted	27,451	27,487	27,455	27,479
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands)	2024	2023	2024	2023
Net Income	$28,350	$24,555	$123,785	$102,120
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	143	170	430	510
Amortization of prior service credit, before tax	(45)	(45)	(135)	(136)
Total Other Comprehensive Income, Before Tax	98	125	295	374
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(34)	(39)	(101)	(119)
Amortization of prior service credit, tax	11	11	32	32
Total Tax Expense	(23)	(28)	(69)	(87)
Other Comprehensive Income, Net of Tax	75	97	226	287
Comprehensive Income	$28,425	$24,652	$124,011	$102,407
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
(Amounts in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$123,785	$102,120
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	41,894	36,665
Deferred income taxes and other changes	(2,616)	13,714
Stock-based compensation expense	8,921	6,924
Restructuring and impairment charges	12,137	—
Pension plan activity	256	(166)
Changes in operating assets and liabilities:
Receivables	12,330	5,490
Inventories	(2,823)	(10,051)
Other current assets	483	(11,511)
Accounts payable and accrued liabilities	23,087	40,966
Net cash provided by operating activities	217,454	184,151
Cash Flows From Investing Activities:
Payments for property additions	(52,008)	(78,847)
Proceeds from sale of property	50	1,209
Other-net	(5,400)	(1,283)
Net cash used in investing activities	(57,358)	(78,921)
Cash Flows From Financing Activities:
Payment of dividends	(73,113)	(68,946)
Purchase of treasury stock	(7,621)	(9,188)
Tax withholdings for stock-based compensation	(1,613)	(2,700)
Principal payments for finance leases	(1,466)	(1,818)
Net cash used in financing activities	(83,813)	(82,652)
Net change in cash and equivalents	76,283	22,578
Cash and equivalents at beginning of year	88,473	60,283
Cash and equivalents at end of period	$164,756	$82,861
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$29,151	$26,371
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended March 31, 2024
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2023	27,528	$143,870	$1,503,963	$(9,365)	$(776,201)	$862,267
Net income			43,951			43,951
Net pension and postretirement benefit gains, net of $23 tax effect				76		76
Cash dividends - common stock ($0.85 per share)			(23,445)			(23,445)
Purchase of treasury stock	(40)				(6,650)	(6,650)
Stock-based plans	29	—				—
Stock-based compensation expense		2,569				2,569
Balance, September 30, 2023	27,517	$146,439	$1,524,469	$(9,289)	$(782,851)	$878,768
Net income			51,484			51,484
Net pension and postretirement benefit gains, net of $23 tax effect				75		75
Cash dividends - common stock ($0.90 per share)			(24,810)			(24,810)
Purchase of treasury stock	—				(42)	(42)
Stock-based plans	4	(3)				(3)
Stock-based compensation expense		2,854				2,854
Balance, December 31, 2023	27,521	$149,290	$1,551,143	$(9,214)	$(782,893)	$908,326
Net income			28,350			28,350
Net pension and postretirement benefit gains, net of $23 tax effect				75		75
Cash dividends - common stock ($0.90 per share)			(24,858)			(24,858)
Purchase of treasury stock	(5)				(929)	(929)
Stock-based plans	11	(1,610)				(1,610)
Stock-based compensation expense		3,498				3,498
Balance, March 31, 2024	27,527	$151,178	$1,554,635	$(9,139)	$(783,822)	$912,852
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

	March 31,
	2024	2023
Construction in progress in Accounts Payable	$4,144	$9,281
In the three months ended March 31, 2024, we recorded an impairment charge of $6.2 million for certain property, plant and equipment related to Angelic Bakehouse and Flatout. This charge resulted from our decision to exit our perimeter-of-the-store bakery product lines, which triggered impairment testing, and represents the excess of the carrying value over the fair value. The fair value was based on estimated selling prices for the real estate and manufacturing equipment at the Angelic Bakehouse sprouted grain bakery facility in Cudahy, Wisconsin and the Flatout flatbread facility in Saline, Michigan, which represents a Level 3 measurement within the fair value hierarchy. The impairment charge was reflected in Restructuring and Impairment Charges and was not allocated to our two reportable segments due to its unusual nature.
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $30.1 million and $26.3 million at March 31, 2024 and June 30, 2023, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net income	$28,350	$24,555	$123,785	$102,120
Net income available to participating securities	(65)	(43)	(333)	(246)
Net income available to common shareholders	$28,285	$24,512	$123,452	$101,874

Weighted average common shares outstanding – basic	27,436	27,465	27,437	27,462
Incremental share effect from:
Nonparticipating restricted stock	2	1	3	2
Stock-settled stock appreciation rights (1)	4	19	7	12
Performance units	9	2	8	3
Weighted average common shares outstanding – diluted	27,451	27,487	27,455	27,479

Net income per common share – basic and diluted	$1.03	$0.89	$4.50	$3.71
(1)Excludes the impact of 0.1 million weighted average stock-settled stock appreciation rights outstanding for the nine months ended March 31, 2024 and 2023 because their effect was antidilutive.
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Accumulated other comprehensive loss at beginning of period	$(9,214)	$(10,982)	$(9,365)	$(11,172)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	158	181	475	544
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(15)	(11)	(45)	(34)
Amortization of prior service credit	(45)	(45)	(135)	(136)
Total other comprehensive income, before tax	98	125	295	374
Total tax expense	(23)	(28)	(69)	(87)
Other comprehensive income, net of tax	75	97	226	287
Accumulated other comprehensive loss at end of period	$(9,139)	$(10,885)	$(9,139)	$(10,885)
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
Note 2 – Long-Term Debt
At June 30, 2023, we had an unsecured credit facility under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions.
On March 6, 2024, in the ordinary course of business, we entered into a new unsecured revolving credit facility (“New Credit Facility”), replacing the facility discussed above which was to expire in March 2025. The material terms and covenants of the New Credit Facility are substantially similar to our previous credit facility.
The New Credit Facility provides that we may borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The New Credit Facility expires on March 6, 2029, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the New Credit Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the New Credit Facility, they will be classified as long-term debt.
The New Credit Facility contains certain restrictive covenants, including limitations on liens, asset sales and acquisitions. There are two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a consolidated leverage ratio not greater than 3.5 to 1, subject to certain exceptions. The interest coverage ratio is calculated by dividing Consolidated EBIT by Consolidated Interest Expense, and the leverage ratio is calculated by dividing Consolidated Net Debt by Consolidated EBITDA. All financial terms used in the covenant calculations are defined more specifically in the New Credit Facility.
At March 31, 2024 and June 30, 2023, we had no borrowings outstanding under these facilities. At March 31, 2024 and June 30, 2023, we had $2.2 million and $2.8 million, respectively, of standby letters of credit outstanding, which reduced the amount available for borrowing under these facilities. We paid no interest for the three and nine months ended March 31, 2024 and 2023.
Note 3 – Commitments and Contingencies
At March 31, 2024, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
We have a lease commitment with fixed cash payments totaling $42.8 million for a warehouse lease that had not commenced as of March 31, 2024. In accordance with accounting guidance for leases, this commitment is properly excluded from the Condensed Consolidated Balance Sheet as of March 31, 2024. A right-of-use asset and lease liability will be recorded based on the present value of the lease payments when the lease commences.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 4 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at March 31, 2024 and June 30, 2023.
The following table summarizes our identifiable other intangible assets:

	March 31, 2024	June 30, 2023
Tradenames (20 to 30-year life)
Gross carrying value	$—	$4,100
Accumulated amortization	—	(181)
Net carrying value	$—	$3,919
Customer Relationships (10-year life)
Gross carrying value	$—	$287
Accumulated amortization	—	(190)
Net carrying value	$—	$97
Technology / Know-how (10-year life)
Gross carrying value	$—	$2,450
Accumulated amortization	—	(1,626)
Net carrying value	$—	$824
Total net carrying value	$—	$4,840
In the three months ended March 31, 2024, we recorded an impairment charge of $4.5 million to write off the net carrying value of the intangible assets related to Angelic Bakehouse and Flatout based on our decision to exit our perimeter-of-the-store bakery product lines. The impairment charge represents the excess of the carrying value over the fair value of estimated discounted cash flows specific to the remaining useful lives of the related intangible assets. The impairment charge was reflected in Restructuring and Impairment Charges and was not allocated to our two reportable segments due to its unusual nature. As the fair value measurements were based on significant inputs not observable in the market, they represent Level 3 measurements within the fair value hierarchy.
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Amortization expense	$88	$629	$352	$1,886

Note 5 – Income Taxes
Accrued federal income taxes of $8.8 million and accrued state and local income taxes of $0.6 million were included in Accrued Liabilities at March 31, 2024. Prepaid federal income taxes of $3.3 million and prepaid state and local income taxes of $0.8 million were included in Other Current Assets at June 30, 2023.
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
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at March 31, 2024 is generally consistent with that of June 30, 2023.
We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net Sales
Retail	$248,054	$247,208	$754,230	$729,187
Foodservice	223,392	217,727	664,704	638,679
Total	$471,446	$464,935	$1,418,934	$1,367,866
Operating Income
Retail	$47,313	$36,943	$159,958	$129,195
Foodservice	24,334	22,405	78,112	81,030
Nonallocated Restructuring and Impairment Charges (1)	(12,137)	—	(12,137)	—
Corporate Expenses	(24,364)	(29,940)	(68,258)	(80,192)
Total	$35,146	$29,408	$157,675	$130,033
(1)Reflects restructuring and impairment charges related to our decision to exit our perimeter-of-the-store bakery product lines; these charges were not allocated to our two reportable segments due to their unusual nature.
The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Retail
Shelf-stable dressings, sauces and croutons	$113,569	$116,246	$307,318	$301,995
Frozen breads	82,459	85,165	283,785	275,447
Refrigerated dressings, dips and other	52,026	45,797	163,127	151,745
Total Retail net sales	$248,054	$247,208	$754,230	$729,187
Foodservice
Dressings and sauces	$165,779	$163,851	$493,780	$475,766
Frozen breads and other	57,613	53,876	170,924	162,913
Total Foodservice net sales	$223,392	$217,727	$664,704	$638,679
Total net sales	$471,446	$464,935	$1,418,934	$1,367,866

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Foodservice
National accounts	$173,066	$172,304	$515,536	$504,310
Branded and other	50,326	45,423	149,168	134,369
Total Foodservice net sales	$223,392	$217,727	$664,704	$638,679
Note 7 – Stock-Based Compensation
There have been no changes to our stock-based compensation plan as disclosed in our 2023 Annual Report on Form 10-K.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. Year-to-date SSSARs compensation expense was $1.0 million for the current-year period compared to $1.7 million for the prior-year period. At March 31, 2024, there was no unrecognized compensation expense related to SSSARs.
Our restricted stock compensation expense was $1.5 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. Year-to-date restricted stock compensation expense was $4.2 million for the current-year period compared to $3.2 million for the prior-year period. At March 31, 2024, there was $6.9 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Our performance units compensation expense was $1.6 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. Year-to-date performance units compensation expense was $3.7 million for the current-year period compared to $2.0 million for the prior-year period. At March 31, 2024, there was $6.0 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	Change		2024	2023	Change
Net Sales	$471,446	$464,935	$6,511	1.4%	$1,418,934	$1,367,866	$51,068	3.7%
Cost of Sales	366,952	370,698	(3,746)	(1.0)%	1,084,250	1,072,472	11,778	1.1%
Gross Profit	104,494	94,237	10,257	10.9%	334,684	295,394	39,290	13.3%
Gross Margin	22.2%	20.3%			23.6%	21.6%
Selling, General and Administrative Expenses	57,211	64,829	(7,618)	(11.8)%	164,872	165,361	(489)	(0.3)%
Restructuring and Impairment Charges	12,137	—	12,137	N/M	12,137	—	12,137	N/M
Operating Income	35,146	29,408	5,738	19.5%	157,675	130,033	27,642	21.3%
Operating Margin	7.5%	6.3%			11.1%	9.5%
Other, Net	1,748	607	1,141	188.0%	4,030	815	3,215	394.5%
Income Before Income Taxes	36,894	30,015	6,879	22.9%	161,705	130,848	30,857	23.6%
Taxes Based on Income	8,544	5,460	3,084	56.5%	37,920	28,728	9,192	32.0%
Effective Tax Rate	23.2%	18.2%			23.5%	22.0%
Net Income	$28,350	$24,555	$3,795	15.5%	$123,785	$102,120	$21,665	21.2%
Diluted Net Income Per Common Share	$1.03	$0.89	$0.14	15.7%	$4.50	$3.71	$0.79	21.3%
Net Sales
Consolidated net sales for the three months ended March 31, 2024 increased 1.4% to a third quarter record $471.4 million versus $464.9 million last year, reflecting higher net sales for both the Retail and Foodservice segments driven primarily by volume gains. Deflationary pricing was a headwind to Foodservice segment sales growth. Breaking down the 1.4% increase in consolidated net sales, approximately 2.9% is attributed to volume/mix impacts offset by a combination of deflationary pricing in Foodservice and increased trade spending in Retail. Consolidated sales volumes, measured in pounds shipped, increased 2.9% for the three months ended March 31, 2024.
Consolidated net sales for the nine months ended March 31, 2024 increased 3.7% to $1,418.9 million versus $1,367.9 million last year, reflecting higher net sales for both the Retail and Foodservice segments driven primarily by volume gains. Deflationary pricing was a headwind to Foodservice segment sales growth. Sales in the prior year were unfavorably impacted by an estimated $25 million in net sales attributed to advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live that commenced on July 1, 2022. Breaking down the 3.7% increase in consolidated net sales, approximately 1.8% is attributed to the ERP go-live sales shift, approximately 1.8% is attributed to volume/mix impacts and the remainder is net pricing. Consolidated sales volumes, measured in pounds shipped, increased 4.1% for the nine months ended March 31, 2024. Excluding the impact of last year’s shift in sales due to our ERP go-live, consolidated sales volumes increased 2.0%.
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended March 31, 2024 increased $10.3 million to a third quarter record $104.5 million driven by continued favorability in pricing net of commodity costs, our cost savings programs and volume growth. In aggregate, the input costs for our commodity basket were below last year’s level. Consolidated gross profit was unfavorably impacted by a $2.6 million inventory write-down resulting from our decision to exit our perimeter-of-the-store bakery product lines, specifically our Flatout® and Angelic Bakehouse® brands.
Consolidated gross profit for the nine months ended March 31, 2024 increased $39.3 million to $334.7 million as influenced by favorability in pricing net of commodity costs, the higher sales volumes and our cost savings programs. In the prior year, gross profit was unfavorably impacted by an estimated $5 million due to the aforementioned shift of net sales into the quarter ended June 30, 2022 ahead of our ERP go-live.

Selling, General and Administrative Expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2024	2023	Change		2024	2023	Change
SG&A Expenses - Excluding Project Ascent	$55,292	$57,214	$(1,922)	(3.4)%	$157,148	$141,076	$16,072	11.4%
Project Ascent Expenses	1,919	7,615	(5,696)	(74.8)%	7,724	24,285	(16,561)	(68.2)%
Total SG&A Expenses	$57,211	$64,829	$(7,618)	(11.8)%	$164,872	$165,361	$(489)	(0.3)%
Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2024 decreased 11.8% to $57.2 million compared to $64.8 million in the prior-year period. This decline reflects lower expenditures for Project Ascent, our ERP initiative, and the impact of nonrecurring legal charges for closed operations in the prior-year quarter. Project Ascent expenses totaled $1.9 million in the current-year quarter versus $7.6 million last year.
SG&A expenses for the nine months ended March 31, 2024 decreased 0.3% to $164.9 million compared to $165.4 million in the prior year. This decline reflects lower expenditures for Project Ascent, largely offset by higher expenditures to support the continued growth of our business, including a more normalized level of consumer promotions, higher brokerage costs and investments in personnel. Project Ascent expenses totaled $7.7 million for the nine months ended March 31, 2024 compared to $24.3 million in the prior-year period.
Project Ascent expenses are included within Corporate Expenses. A portion of the costs classified as Project Ascent expenses represent ongoing costs that have continued subsequent to the completion of our ERP implementation.
Restructuring and Impairment Charges
In the quarter ended March 31, 2024, we committed to a plan to exit our perimeter-of-the-store bakery product lines and close our Flatout flatbread facility in Saline, Michigan and our Angelic Bakehouse sprouted grain bakery facility in Cudahy, Wisconsin. Due to a lack of scale and direct-to-store distribution capabilities for these products, we were not able to achieve the desired operational or financial performance. Production at these facilities ceased in March 2024, and we are now working to divest the real estate and manufacturing equipment at these locations. Certain facility clean-up and closure activities are continuing into the quarter ending June 30, 2024. The operations of these facilities have not been classified as discontinued operations as the closures do not represent a strategic shift that would have a major effect on our operations or financial results. For the three and nine months ended March 31, 2024, we recorded restructuring and impairment charges of $12.1 million related to these closures, as well as $2.6 million recorded in Cost of Sales for the write-down of inventories. The restructuring and impairment charges, which consisted of impairment charges for fixed assets and intangible assets, one-time termination benefits and other closing costs, were not allocated to our two reportable segments due to their unusual nature whereas the $2.6 million write-down of inventories was recorded in our Retail segment.
Operating Income
Operating income increased $5.7 million to $35.1 million for the three months ended March 31, 2024 driven by the increase in gross profit and lower SG&A expenses, as partially offset by the restructuring and impairment charges.
Operating income increased $27.6 million to $157.7 million for the nine months ended March 31, 2024 driven by the increase in gross profit, as partially offset by the restructuring and impairment charges.
See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on Income
Our effective tax rate was 23.5% and 22.0% for the nine months ended March 31, 2024 and 2023, respectively. For the nine months ended March 31, 2024 and 2023, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Nine Months Ended March 31,
	2024	2023
Statutory rate	21.0%	21.0%
State and local income taxes	2.3	2.1
Net windfall tax benefits - stock-based compensation	—	(0.4)
Other	0.2	(0.7)
Effective rate	23.5%	22.0%

We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For the nine months ended March 31, 2024 and 2023, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by less than 0.1% and 0.4%, respectively.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share for the third quarter of 2024 totaled $1.03, as compared to $0.89 per diluted share in the prior year. For the three months ended March 31, 2024, costs related to our decision to exit our perimeter-of-the-store bakery product lines reduced diluted earnings per share by a total of $0.41. These exit costs included restructuring and impairment charges, which reduced diluted earnings per share by $0.34, and the inventory write-down, which reduced diluted earnings per share by $0.07. Expenditures for Project Ascent reduced diluted earnings per share by $0.05 and $0.21 for the three months ended March 31, 2024 and 2023, respectively. Diluted earnings per share in the prior-year quarter benefited from final adjustments related to the filing of tax returns for fiscal 2022, including a favorable adjustment related to closed operations.
For the nine months ended March 31, 2024, diluted net income per share totaled $4.50, as compared to $3.71 per diluted share in the prior year. For the nine months ended March 31, 2024, costs related to our decision to exit our perimeter-of-the-store bakery product lines reduced diluted earnings per share by a total of $0.41. These exit costs included restructuring and impairment charges, which reduced diluted earnings per share by $0.34, and the inventory write-down, which reduced diluted earnings per share by $0.07. Expenditures for Project Ascent reduced diluted earnings per share by $0.22 and $0.68 for the nine months ended March 31, 2024 and 2023, respectively.
Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended March 31.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2024	2023	Change		2024	2023	Change
Net Sales	$248,054	$247,208	$846	0.3%	$754,230	$729,187	$25,043	3.4%
Operating Income	$47,313	$36,943	$10,370	28.1%	$159,958	$129,195	$30,763	23.8%
Operating Margin	19.1%	14.9%			21.2%	17.7%
For the three months ended March 31, 2024, Retail segment net sales increased 0.3% to $248.1 million from the prior-year total of $247.2 million. The increase in Retail segment net sales was driven by volume gains for our licensing program, led by Chick-fil-A® sauces and dressings; our newly introduced Subway® sandwich sauces and Texas Roadhouse® steak sauces; and Olive Garden® dressings. Retail segment sales volumes, measured in pounds shipped, increased 1.5%, outpacing the sales dollar growth as we invested in trade spending that supported household penetration growth and new items. Excluding the impacts of a recent value engineering initiative and all sales attributed to our perimeter-of-the-store bakery product lines that we exited during the quarter ended March 31, 2024, Retail sales volumes increased 2.8%.
For the nine months ended March 31, 2024, Retail segment net sales increased 3.4% to $754.2 million compared to the prior-year total of $729.2 million, including the favorable impact of last year’s pricing actions and higher sales volumes. Sales in the prior year were unfavorably impacted by advance orders accounting for an estimated $11 million in Retail net sales near the end of fiscal 2022 ahead of our ERP go-live, which commenced on July 1, 2022. Retail segment sales volumes for the nine months ended March 31, 2024, measured in pounds shipped, increased 1.8%. Retail sales volume growth was driven by the continued success of our program for licensed dressings and sauces. Our New York BRAND® Bakery frozen garlic bread products also contributed to the increase in the Retail sales volumes. Excluding the impact of last year’s shift in sales due to our ERP go-live, in addition to the impacts of a recent value engineering initiative, our reduced commitment to private label bread and all sales attributed to our perimeter-of-the-store bakery product lines, Retail segment sales volumes increased 2.2%.
For the three months ended March 31, 2024, Retail segment operating income increased 28.1% to $47.3 million due to favorability in our pricing net of commodity costs, including pricing impacts from investments in trade spending; our cost savings programs; and the beneficial impact of higher sales volumes. These favorable factors were partially offset by the $2.6 million inventory write-down resulting from our decision to exit our perimeter-of-the-store bakery product lines.
For the nine months ended March 31, 2024, Retail segment operating income increased 23.8% to $160.0 million due to the same factors noted for the three months ended March 31, 2024.

Foodservice Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2024	2023	Change		2024	2023	Change
Net Sales	$223,392	$217,727	$5,665	2.6%	$664,704	$638,679	$26,025	4.1%
Operating Income	$24,334	$22,405	$1,929	8.6%	$78,112	$81,030	$(2,918)	(3.6)%
Operating Margin	10.9%	10.3%			11.8%	12.7%
For the three months ended March 31, 2024, Foodservice segment net sales grew 2.6% to $223.4 million compared to $217.7 million in the prior-year period driven by increased demand from several of our national chain restaurant account customers and growth for our Marzetti® branded Foodservice products. Deflationary pricing was a headwind to Foodservice segment sales growth. Foodservice segment sales volumes, measured in pounds shipped, increased 3.9%.
For the nine months ended March 31, 2024, Foodservice segment net sales increased 4.1% to $664.7 million from the prior-year total of $638.7 million driven by increased demand from several of our national chain restaurant account customers and growth for our branded Foodservice products. Deflationary pricing was a headwind to Foodservice segment sales growth. Sales in the prior year were unfavorably impacted by the advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live, which reduced Foodservice net sales in the prior-year period by an estimated $14 million. Foodservice segment sales volumes, measured in pounds shipped, increased 5.7%. Excluding the impact of last year’s shift in sales due to our ERP go-live, Foodservice segment sales volumes increased 3.3%.
For the three months ended March 31, 2024, Foodservice segment operating income increased 8.6% to $24.3 million driven by favorability in our pricing net of commodity costs and the beneficial impact of higher sales volumes.
For the nine months ended March 31, 2024, Foodservice segment operating income decreased 3.6% to $78.1 million driven by higher supply chain costs, as partially offset by favorability in our pricing net of commodity costs and the beneficial impact of higher sales volumes.
Corporate Expenses
For the three months ended March 31, 2024 and 2023, corporate expenses totaled $24.4 million and $29.9 million, respectively. This decrease primarily reflects a decline in Project Ascent expenses, as well as the impact of nonrecurring legal charges for closed operations in the prior-year quarter. Expenditures for Project Ascent totaled $1.9 million and $7.6 million for the three months ended March 31, 2024 and 2023, respectively.
For the nine months ended March 31, 2024 and 2023, corporate expenses totaled $68.3 million and $80.2 million, respectively. This decrease reflects lower expenditures for Project Ascent, as partially offset by higher expenditures to support the continued growth of our business, including investments in personnel. Expenditures for Project Ascent totaled $7.7 million and $24.3 million for the nine months ended March 31, 2024 and 2023, respectively.
LOOKING FORWARD
Looking forward to our fiscal fourth quarter, we project Retail sales will continue to benefit from our expanding licensing program, including incremental growth from the recent additions of Subway and Texas Roadhouse sauces. In the Foodservice segment, we expect continued volume growth from select quick-service restaurant customers and our branded Foodservice products, while deflationary pricing is projected to remain a headwind to Foodservice segment net sales. We anticipate reduced favorability in our pricing net of commodity costs when compared sequentially to our fiscal third quarter.
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
FINANCIAL CONDITION
Cash Flows
For the nine months ended March 31, 2024, net cash provided by operating activities totaled $217.5 million, as compared to $184.2 million in the prior-year period. This increase was primarily due to higher net income, as well as noncash restructuring and impairment charges in the current year.

Cash used in investing activities for the nine months ended March 31, 2024 was $57.4 million, as compared to $78.9 million in the prior year. This decrease primarily reflects a lower level of payments for property additions in the current year as the capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky reached substantial completion in March 2023.
Cash used in financing activities for the nine months ended March 31, 2024 of $83.8 million increased from the prior-year total of $82.7 million. This increase reflects higher dividend payments, as partially offset by lower levels of share repurchases and tax withholdings for stock-based compensation.
Liquidity and Capital Resources
Under our unsecured revolving credit facility (“Facility”), which we renewed in March 2024, we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at March 31, 2024. At March 31, 2024, we had $2.2 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2029, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on liens, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2024, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At March 31, 2024, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2024 will total an estimated $65 million.
Beyond the next 12 months, we expect that cash provided by operating activities will be the primary source of liquidity. This source, combined with our existing balances in cash and equivalents and amounts available under the Facility, is expected to be sufficient to meet our overall cash requirements.
We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of March 31, 2024, lease commitments that have not yet commenced as of March 31, 2024, and purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations, other than lease commitments, is expected to be due within one year.
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
•the impact of any regulatory matters affecting our food business, including any additional requirements imposed by the FDA or any state or local government;
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
•the extent to which good-fitting business acquisitions are identified, acceptably integrated, and achieve operational and financial performance objectives;
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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,131,690 common shares remained authorized for future repurchases at March 31, 2024. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1-31, 2024 (1)	24	$166.39	24	1,136,330
February 1-29, 2024 (1)	4,629	$199.34	4,629	1,131,701
March 1-31, 2024 (1)	11	$204.02	11	1,131,690
Total	4,664	$199.18	4,664	1,131,690
(1)Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 6. Exhibits
See Index to Exhibits below.
INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Credit Agreement dated as of March 6, 2024 among Lancaster Colony Corporation, the Lenders, The Huntington National Bank as Syndication Agent and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed March 8, 2024)

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description

104(a)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	May 2, 2024	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	May 2, 2024	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)