Form 10-K
period 2024-06-30
LANCASTER COLONY CORP
filed 2024-08-22
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price at which such Common Stock was last sold as of December 31, 2023 was $3,216.5 million.
As of August 1, 2024, there were approximately 27,527,000 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its November 2024 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

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
Our vision is to be The Better Food Company – the industry leader in creating great tasting food and cultivating deep and lasting relationships with customers and consumers – while fulfilling our corporate purpose To Nourish Growth With All That We Do.
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
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. The financial information relating to our business segments for the three years ended June 30, 2024, 2023 and 2022 is included in Note 8 to the consolidated financial statements, and located in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.
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
The vast majority of the products we sell in the Retail segment are sold through sales personnel, food brokers and distributors in the United States. We have products typically marketed in the shelf-stable section of the grocery store, which include licensed sauces and dressings, along with our own branded salad dressings and croutons. Within the frozen food section of the grocery store, we sell yeast rolls and garlic breads. We also have placement of products in grocery produce departments through our refrigerated salad dressings, licensed dressings, vegetable dips and fruit dips.
Our top five Retail customers accounted for 59%, 59% and 57% of this segment’s total net sales in 2024, 2023 and 2022, respectively.
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
The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated sauces, salad dressings, frozen breads and yeast rolls.
Our top five Foodservice direct customers accounted for 53%, 58% and 58% of this segment’s total net sales in 2024, 2023 and 2022, respectively. Within our Foodservice segment, typically our largest direct customers are distributors that distribute our products primarily to foodservice national chain restaurant accounts.
In the Foodservice segment, sales growth results from general volume gains or geographic expansion of our established customer base, and we also grow our business with existing and new customers by leveraging our culinary skills and experience to support the development of new products and menu offerings. Strategic acquisitions may also contribute to the future growth of the Foodservice segment, with a focus on fit and value.
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

NET SALES ATTRIBUTED TO SIGNIFICANT CUSTOMER RELATIONSHIPS
Net sales attributed to Walmart Inc. (“Walmart”) totaled 18% of consolidated net sales for 2024, 2023 and 2022. Net sales attributed to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., totaled 8%, 11% and 11% of consolidated net sales for 2024, 2023 and 2022, respectively. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain restaurant accounts, principally in the quick service, fast casual and casual dining channels. In general, these national chain restaurants have direct relationships with us for culinary research and development, menu development and production needs, but choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these national chain restaurants, and we invoice McLane for these sales. The 2024 decline in sales to McLane primarily reflects certain national chain restaurant accounts shifting their purchases from McLane to other distributors or to direct purchases.
Our relationship with Chick-fil-A, Inc. (“Chick-fil-A”), one of our national chain restaurant accounts, also represents a significant portion of our consolidated net sales. In Foodservice, we primarily supply Chick-fil-A indirectly through distributors, including McLane. A portion of our Foodservice sales represent direct sales to Chick-fil-A. Chick-fil-A is also a significant contributor to our Retail sales as we sell their sauce and dressing products into the retail channel through an exclusive license agreement. Total net sales attributed to Chick-fil-A, including the Retail sales resulting from the exclusive license agreement and the Foodservice sales, totaled 28%, 26% and 24% of consolidated net sales for 2024, 2023 and 2022, respectively.
NET SALES BY CLASS OF PRODUCTS
The following table sets forth business segment information with respect to the percentage of net sales contributed by our primary classes of similar products:

	2024	2023	2022
Retail Segment:
Shelf-stable dressings, sauces and croutons	23%	23%	22%
Frozen breads	19%	19%	20%
Refrigerated dressings, dips and other	11%	11%	13%
Foodservice Segment:
Dressings and sauces	35%	35%	34%
Frozen breads and other	12%	12%	11%
MANUFACTURING
As of June 30, 2024, the majority of our products were manufactured and packaged at our 13 food plants located throughout the United States. Most of these plants produce products for both the Retail and Foodservice segments. Efficient and cost-effective production remains a key focus as evidenced by our cost savings initiatives. Certain items are also manufactured and packaged by third parties located in the United States, Canada and Europe.
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
GOVERNMENT REGULATION
Our business operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations promulgated under the Federal Food, Drug and Cosmetic Act and the Food Safety Modernization Act. We are also subject to various federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations did not have a material effect upon the level of capital expenditures, earnings or our competitive position in 2024 and is not expected to have a material impact in 2025.
HUMAN CAPITAL
As of June 30, 2024, we had 3,400 employees. Of those employees, 22% are represented under various collective bargaining contracts and 8% are represented under a collective bargaining contract that will expire within one year.

Our people are essential to our vision to be The Better Food Company — the industry leader in creating great tasting food and cultivating deep and lasting relationships with customers and consumers. The honesty, integrity and sound judgment of our people in following our Code of Business Ethics are what enable us to be successful and fulfill our company’s purpose To Nourish Growth With All That We Do.
Consistent with this purpose, our human capital management strategy emphasizes six key areas of focus: Health and Safety; Talent Acquisition; Total Rewards; Employee Engagement; Diversity and Inclusion; and Community Engagement. Our Board of Directors oversees this strategy and dedicates one Board meeting each year to a full review of talent.
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
Diversity and Inclusion
We foster a collaborative working environment where all our employees can thrive and feel they belong. We believe our commitment to diversity, inclusion and belonging enhances our ability to attract and retain a high-performing and diverse team. We monitor the diversity of our organization to identify areas of improvement and measure the effectiveness of our efforts. Our goal is to establish a continuous improvement trend. In 2024, our workforce was 36% female and 44% of our employees represented minority races or ethnicities.
In 2020, we adopted our Diversity Hiring Statement, which sets out our pledge to include women and minorities in the pool of candidates for new leadership positions. We have already seen a positive impact with the percentage of women at levels of Vice President and above doubling from January 2020 to January 2024 and the percentages of non-white representation for positions of director and above nearly doubling in the same period.
We encourage employee-led initiatives to promote diversity within the organization. Several employee resource groups (“ERGs”) have been established in the last few years. These affinity-based groups provide a support network for colleagues from diverse backgrounds. Each of our ERGs is sponsored by a member of our leadership team to ensure top-down accountability for the associated initiatives.

Community Engagement
Our volunteering and philanthropic efforts align with United Nations Sustainable Development Goals, with a particular focus on reducing poverty and food insecurity while promoting good health and quality education for all. In 2024, our teams mobilized to support Pelotonia, Toys for Tots, and the United Way. We regularly donate funds and volunteer time to a range of other community organizations and foundations as well, including the Children’s Hunger Alliance, National Veterans Memorial and Museum, Jobs for America’s Graduates, and local food banks.
RAW MATERIALS
During 2024, we obtained adequate supplies of raw materials and packaging. We rely on a variety of raw materials and packaging for the day-to-day production of our products, including soybean oil, various sweeteners, eggs, dairy-related products, flour, various films and plastic and paper packaging materials.
We purchase the majority of these materials on the open market to meet current requirements, but we also have some fixed-price contracts with terms generally one year or less. See further discussion in the “Risk Factors” section below and the “Financial Condition” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Although the availability and price of certain of these materials are influenced by weather, disease and the level of global demand, we anticipate that future sources of supply for 2025 will generally be available and adequate for our needs.

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
We have been, and in the future may be, impacted by both real and unfounded claims regarding the safety of our operations, or concerns regarding mislabeled, adulterated, contaminated or spoiled food products. Any of these circumstances could necessitate a voluntary or mandatory recall due to a substantial product hazard, a need to change a product’s labeling or other consumer safety concerns. A pervasive product recall may result in significant loss due to the costs of a recall, related legal claims, including claims arising from bodily injury or illness caused by our products, the destruction of product inventory, or lost sales due to product unavailability. A highly publicized product recall, whether involving us or any related products made by third parties, also could result in a loss of customers or an unfavorable change in consumer sentiment regarding our products or any category in which we operate. In addition, an allegation of noncompliance with federal or state food laws and regulations could force us to cease production, delay the delivery or stop the sale of our products or create significant adverse publicity that could harm our credibility and decrease market acceptance of our products. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows. Any potential claim under our insurance policies may exceed our insurance coverage, may be subject to certain exceptions or may not be honored fully, in a timely manner, or at all.
We may be subject to a loss of sales or increased costs due to adverse publicity or consumer concern regarding the safety, quality or healthfulness of food products, whether with our products, competing products or other related food products.
We are highly dependent upon consumers’ perception of the safety, quality and possible dietary attributes of our products. As a result, substantial negative publicity concerning one or more of our products, or other foods similar to or in the same food group as our products, could lead to lower demand for our products, reduced prices and lost sales. Substantial negative publicity, even when false or unfounded, could also hurt the image of our brands or cause consumers to choose other products or avoid categories in which we operate. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our principal raw materials include soybean oil, packaging materials, flour, various sweeteners, dairy-related products and eggs. Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing or distribution capabilities, or to the capabilities of our suppliers or contract manufacturers, due to factors that are hard to predict or beyond our control, such as adverse weather conditions, natural disasters, fire, terrorism, pandemics or similar public health emergencies, strikes, geopolitical events, such as the conflict between Russia and Ukraine, or other events.
Production of the agricultural commodities used in our business may also be adversely affected by drought, water scarcity, temperature extremes, scarcity of suitable agricultural land, worldwide demand, changes in international trade arrangements, livestock disease (for example, avian influenza), crop disease and/or crop pests.
We purchase a majority of our key raw materials on the open market. Our ability to avoid the adverse effects of a pronounced, sustained price increase in our raw materials is limited. We have observed increased volatility in the costs of many of these raw materials in recent years. During fiscal 2023 and fiscal 2022, we faced industry-wide inflation for various inputs, including commodities, ingredients, packaging materials, transportation and labor. Similarly, fluctuating petroleum prices and transportation capacity have, from time to time, impacted our costs of resin-based packaging and our costs of inbound freight on all purchased materials.
We try to limit our exposure to price fluctuations for raw materials by periodically entering into longer-term, fixed-price contracts for certain raw materials, but we cannot ensure success in limiting our exposure. During fiscal 2023 and fiscal 2022, the overall global economy experienced significant inflation in packaging materials, fuel, energy, and commodities. Inflation has and may continue to adversely affect us by increasing our costs of raw materials, packaging and freight, as well as wage and benefit costs. Any substantial change in the prices or availability of raw materials may have an adverse impact on our profitability. For example, in recent periods we have seen significant commodity inflation in soybean oil, which has impacted both of our segments because of the significant number of our products that include soybean oil. Furthermore, consumer spending patterns, which may be difficult to predict in an inflationary environment, may adversely affect demand for our products. During challenging economic times, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced offerings, making it more difficult for us to maintain prices and/or effectively implement price increases.
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
Geopolitical instability could lead to unavailability, shortages or higher costs of raw materials due to supply chain disruptions, delays in delivery, or the imposition of sanctions or increased tariffs. While we do not expect our operations to be directly impacted by the conflicts in Ukraine or the Middle East at this time, changes in global grain and commodity flows could impact the markets in which we operate, which may in turn negatively impact our business, results of operations, supply chain and financial condition.
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
We are also subject to risks of other business disruptions associated with our dependence on production facilities, distribution systems and third-party staffing agencies. For example, we rely on third-party temporary staffing agencies to support certain of our production operations. If, for any reason, we are unable to source sufficient resources from these staffing agencies to support our production expectations, it could result in an inability to meet consumer demand for certain of our products and have a material adverse effect on our business. In addition, pandemics and similar public health emergencies, natural disasters, terrorist activity, cyber attacks, geopolitical events or other unforeseen events could interrupt production or distribution and have a material adverse effect on our business, results of operations, financial condition and cash flows, including the potential for long-term loss of product placement with our customers.
Labor shortages, increased labor costs, and increased labor turnover could adversely impact our business, results of operations, financial condition and cash flows.
We have experienced labor shortages, increased labor costs and increased employee turnover, which were due in part to the COVID-19 pandemic and the related policies and mandates and exacerbated by inflationary costs. In this increasingly tight and competitive labor market, a sustained labor shortage or increased turnover rates within our workforce, or the workforce of any of our significant vendors, suppliers and other parties with which we do business, could lead to production or shipping delays and increased costs, including increased wages to attract and retain employees and increased overtime to meet demand. In addition, our ability to recruit and retain a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations could be adversely impacted if we fail to respond adequately to rapidly changing employee expectations regarding fair compensation, an inclusive and diverse workplace, flexible working arrangements or other matters. These factors could have a material adverse impact on our business, results of operations, financial condition and cash flows.
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
We believe that our labor relations with employees under collective bargaining contracts are satisfactory, but our inability to negotiate the renewal of any collective bargaining agreements, including the agreement at one of our Columbus, Ohio facilities, which is currently scheduled to expire in March 2025, or any prolonged work stoppages or other types of labor unrest could in some cases impair our ability to supply our products to customers, which could result in reduced sales and may distract our management from focusing on other aspects of our business and strategic priorities. Any of these activities could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We look for and evaluate potential opportunities to acquire other businesses or assets that would strategically fit within our operations. We may be unable to identify businesses that complement our strategy for growth. If we do succeed in identifying a company with such a business, we may not be able to acquire the company or an interest in the company on terms that are favorable to us for many reasons, including:
•a failure to agree on the terms of the acquisition or investment;
•incompatibility between us and the management of the company that we wish to acquire or invest;
•competition from other potential acquirers;
•a lack of capital to make the acquisition or investment; or
•the unwillingness of the company to partner with us.
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
Allegations, even if untrue, that we, our suppliers, third-party staffing agencies or other business partners are not complying with applicable workplace and labor laws, including child labor laws, or regarding the actual or perceived abuse or misuse of migrant workers, could negatively affect our overall reputation and brand image, which in turn could have a negative impact on our relationships with customers, consumers and our brand license partners, as well as subject us to increased regulatory and political scrutiny. Moreover, failure or perceived failure to comply with legal or regulatory requirements applicable to our business could expose us to litigation, governmental inquiries and substantial fines and penalties, as well as costs and distractions, that could adversely affect our business, results of operations, financial condition and cash flows.
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
If our competitors introduce products that are more appealing to the tastes and dietary habits of consumers or considered to be of higher quality or value than our products, our sales and market share could decline, which may have a material adverse effect on our business, financial condition, and results of operations. Consumer preferences and trends may change based on a number of factors, including product taste and nutrition, food allergies, sustainability values, and animal welfare concerns. For example, consumers have increasingly focused on well-being, including reducing sodium and added sugar consumption or using weight-loss drugs to reduce consumption overall or change consumption patterns, as well as the source and authenticity of ingredients in the foods they consume. Our failure to anticipate and respond to changing consumer preferences on a timely basis or in line with our competitors could result in reduced demand and price decreases for our products, which could have a material adverse effect on our business, financial condition, and results of operations.

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
Our net sales to Walmart represented 18% of consolidated net sales for the years ended June 30, 2024 and 2023. Our accounts receivable balance from Walmart as of June 30, 2024 was $26.7 million. We may not be able to maintain our relationship with Walmart, and Walmart is not contractually obligated to purchase from us. In addition, changes in Walmart’s general business model, such as reducing the shelf space devoted to the branded products we market, or devoting more shelf space to competing products, could adversely affect the profitability of our business with Walmart, even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Walmart’s financial condition or other disruptions to Walmart’s business, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
Chick-fil-A represents a significant portion of our Foodservice segment sales. The loss of, or a significant reduction in, this national chain restaurant’s business, or an adverse change in Chick-fil-A’s financial condition, could result in a material adverse effect on our business, results of operations, financial condition and cash flows.
Sales to Chick-fil-A in our Foodservice segment, which are primarily made indirectly through several foodservice distributors including McLane, represented 21% and 20% of consolidated net sales for the years ended June 30, 2024 and 2023, respectively. We cannot ensure that we will be able to maintain good relationships with key national chain restaurant accounts in the future. We do not have any long-term purchase commitments, and we may be unable to continue to sell our products in the same quantities or on the same terms as in the past. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Further, unfavorable changes in Chick-fil-A’s financial condition or other disruptions to its business, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
McLane is our largest Foodservice customer. An adverse change in the financial condition of McLane could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our net sales to McLane represented 8% and 11% of consolidated net sales for the years ended June 30, 2024 and 2023, respectively. Our accounts receivable balance from McLane as of June 30, 2024 was $3.6 million. McLane is a large, national distributor that sells and distributes our products to several of our foodservice national chain restaurant accounts, principally in the quick service, fast casual and casual dining channels. In general, these national chain restaurants have direct relationships with us for culinary research and development, menu development and production needs, but choose to buy our products through McLane, who acts as their distributor. McLane orders our products on behalf of these national chain restaurants, and we invoice McLane for these sales. Thus, unfavorable changes in the financial condition of McLane could increase our credit risk and have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the loss of, or a significant reduction in, our business with the underlying national chain restaurants, or other disruptions, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows. We cannot ensure that we will be able to maintain good relationships with McLane and the underlying national chain restaurants. McLane and the underlying national chain restaurants are not typically committed to long-term contractual obligations with us, and they may switch to other suppliers that offer lower prices, differentiated products or customer service that McLane and/or the underlying national chain restaurants perceive to be more favorable. In addition, changes in the general business model of McLane, or the underlying national chain restaurants, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Emerging channels, such as online retailers and home meal kit delivery services, also continue to evolve and impact both the retail and foodservice industries. Our ultimate success in these channels and the resulting impacts to our financial results are uncertain.
RISKS RELATED TO CYBERSECURITY AND INFORMATION TECHNOLOGY
Cyber attacks, data breaches or other breaches of our information security systems have had, and in the future could have, an adverse effect on our business strategy, results of operations, financial condition and cash flows.
Cyber attacks, data breaches or other breaches of our information security systems, as well as those of our third-party service providers, including cloud service providers, and other third parties with which we do business, may cause equipment failures, disruptions to our operations and access to or exfiltration of supplier, customer, employee or other confidential and personal information. Our inability to operate our networks and information security systems as a result of such events, even for a limited period of time, may result in significant expenses. Cyber attacks on businesses, which include the use of malware, ransomware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years and may remain undetected for an extended period. Additionally, as a result of state-sponsored cyber threats, including those stemming from the Russia-Ukraine war, we may face increased risks as companies based in the United States and its allied countries have become targets of malicious cyber activity.
Hardware, software or applications we utilize on our networks and work-issued devices may contain defects in design or manufacture or other problems that could unexpectedly compromise information security, potentially resulting in the unauthorized disclosure and misappropriation of sensitive data, including intellectual property, proprietary business information, and personal data. Furthermore, our increased use of mobile and cloud technologies, including as a result of our transition to our current enterprise resource planning system, has heightened these cybersecurity and privacy risks. In addition, techniques used to obtain unauthorized access to information or to sabotage information technology systems change frequently. The rapid ongoing evolution and increased adoption of emerging technologies, such as artificial intelligence and machine learning, may make it more difficult to avoid unauthorized disclosure and misappropriation of proprietary information and to anticipate and implement protective measures to recognize, detect, and prevent the occurrence of any of the cyber attacks. Like most businesses, we have seen, and will likely continue to see, vulnerabilities which could affect our systems or those of our third-party service providers or other third parties with which we do business.
While we have been subject to cyber attacks, none of these events has been material to our operations or financial condition. Our efforts to protect the security of our information relative to our perceived risks may be insufficient to defend against a significant cyber attack in the future. The costs associated with a significant cyber attack could include increased expenditures on cybersecurity measures, lost revenues from business interruption, litigation, regulatory fines and penalties and substantial damage to our reputation, any of which could have a material adverse effect on our business strategy, results of operations, financial condition and cash flows.
The cost and efforts expended in our attempts to prevent cyber attacks and data breaches may continue to be significant, and our efforts to prevent these attacks may not be successful. New data security laws and regulations are being implemented rapidly, are evolving, and may not be compatible with our current processes. Changing our processes could be time consuming and expensive. Further, we may not be able to timely implement required changes, and failure to do so could subject us to liability for non-compliance. If we fail to prevent the theft of valuable information such as financial data, sensitive information about our Company and intellectual property, or if we fail to protect the privacy of customers’, consumers’ or employees’ confidential data against breaches of network or information technology security, it could result in substantial damage to our reputation and an impairment of business partner confidences and brand image, which could adversely impact our employee, customer and investor relations. Further, any potential claim under our insurance policies relating to cyber events may be subject to certain exceptions or may not be honored fully, in a timely manner, or at all. We may not have purchased sufficient insurance to cover all material costs and losses, and in the future, we may not be able to obtain adequate liability insurance on commercially desirable or reasonable terms or at all. Any of these occurrences could have a material adverse effect on our business strategy, results of operations, financial condition and cash flows.
Technology failures could disrupt our operations and negatively impact our business.
We increasingly rely on information technology systems to conduct and manage our business operations, including the processing, transmitting, and storing of electronic information. For example, our sales group and our production and distribution facilities utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology and an uninterrupted and functioning infrastructure, including telecommunications. Our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters and other severe weather events, terrorist attacks, telecommunications failures, cyber attacks and other security issues. Furthermore, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Our information technology systems could also be adversely affected by changes relating to remote work arrangements for our employees. If we are unable to adequately protect against these vulnerabilities, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information.
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
Our business operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations promulgated under the Federal Food, Drug and Cosmetic Act and the Food Safety Modernization Act. The imposition or proposed imposition of additional product labeling or warning requirements could reduce overall consumption of our products, lead to negative publicity (whether based in scientific fact or not) or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs. We cannot predict whether future regulation by various federal, state and local government entities and agencies would adversely affect our business, results of operations, financial condition and cash flows. In recent years, our industry has been subject to increased regulatory scrutiny, including by the Federal Trade Commission and the Occupational Safety and Health Administration. We anticipate that regulators will continue to scrutinize our industry closely and that additional regulation by governmental authorities may increase compliance costs, exposure to litigation and other adverse effects to our operations.
Further, now that the Supreme Court of the United States has overturned the Chevron doctrine of deference to regulatory agencies in litigation against those agencies, more companies may bring lawsuits against regulatory agencies to challenge longstanding decisions and policies, which could undermine the agency’s authority, and disrupt its normal operations, lead to uncertainty in the industry, and delay the review or implementation of our marketing plans. It is difficult to predict how current and future legislation, executive actions, and litigation, including the executive orders, will be implemented, and the extent to which they will impact our business and regulatory agencies’ ability to exercise their authority. To the extent any legislative or executive actions impose constraints on a regulatory agency’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
RISKS RELATED TO INVESTMENTS IN OUR COMMON STOCK
Mr. Gerlach, a member of our Board of Directors, has a significant ownership interest in our Company.
As of June 30, 2024, Mr. Gerlach and the Gerlach family trusts owned or controlled approximately 28% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power may also have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
RISK MANAGEMENT AND STRATEGY
We have processes to identify, assess, monitor, and manage material risks related to information technology, including cybersecurity threats, vulnerability management, incident management, data protection and retention, and fraud prevention. Our Enterprise Risk Management process evaluates and mitigates cybersecurity risks in alignment with our business objectives and operational needs. We periodically engage third-party security firms and consultants to oversee and identify cybersecurity risks; the results of these assessments are reported to our Audit Committee.
Our service providers, and third-party hardware or software applications on our networks and company-issued devices, may pose cybersecurity risks. As a result, we assess these parties for cybersecurity risks using information supplied by our counterparty and/or third parties. Internal or external audits are conducted based upon the level of risk presented. Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management assessment program, as well as our cybersecurity-specific risk identification program. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways.

As part of the cybersecurity program, our information systems are monitored by automated tools and the Information Technology team. We have adopted an Incident Response Policy, which outlines the procedures we believe are necessary to identify, investigate, contain, communicate, respond, remediate and recover from a security incident. This Incident Response Policy is overseen by our Vice President of Infrastructure and Security (“VP Infrastructure”) along with the Incident Response team, which may consist of members from legal, human resources, finance or other functions, if necessary. The Incident Response Policy provides organizational and operational structure, processes, and procedures to our personnel so that employees can respond to incidents that may affect the function and security of our IT assets, information resources, and business operations. We conduct periodic information security awareness training for employees and provide related educational materials.
While we have been subject to cyber attacks, the expenses (including penalties and settlements, of which there were none) related to such incidents were immaterial, and the risks related thereto have not been and are not reasonably likely to be material to our business strategy, results of operations or financial condition. Any significant disruption to our ability to transact business could adversely affect our business performance as well as our reputation. We describe whether and how risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in Item 1A Risk Factors – “Risks Related to Cybersecurity and Information Technology,” which is incorporated by reference herein.
GOVERNANCE
Our Audit Committee of the Board of Directors is responsible for oversight of risks from cybersecurity threats. Our Audit Committee receives quarterly reports from our Enterprise Risk Management Committee (“ERM Committee”), as well as directly from our Chief Information Officer (“CIO”) or VP Infrastructure, periodically, as appropriate. These reports cover various cybersecurity matters, including risk assessments, risk prevention and mitigation activities, and incident reports along with remediating actions, areas of emerging risks, industry trends, and other areas of importance. Furthermore, our Audit Committee oversees our annual enterprise risk assessment. This assessment encompasses key risks associated with security, technology, and cybersecurity threats in the same manner as other key risks.
Our cybersecurity risk management processes are led by our CIO and our VP Infrastructure. Our CIO has served our company in that capacity since 2018 and held CIO or other IT and cybersecurity leadership roles at other companies for more than 10 years prior to that. He has a master’s degree in computer systems from the Naval Postgraduate School. Our VP Infrastructure, who is responsible for our information technology infrastructure and our information security strategy and operations, has more than 30 years of experience in information technology, serving in senior IT leadership roles with responsibility for cybersecurity at our company since 2007. His IT expertise was established prior to that through education and work experience in a variety of technical positions in the consumer goods, health care, and aerospace industries. They are supported by a team of skilled information security professionals within our Information Technology function. This team provides periodic updates to our ERM Committee, composed of our Chief Executive Officer, Chief Financial Officer, General Counsel, and other members of our senior leadership.

Item 2. Properties
We use 2.7 million square feet of space for our operations. Of this space, 0.9 million square feet are leased. These amounts exclude facilities operated by third-party service providers.
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
(1)Fully leased for term expiring in fiscal 2029.

The following table summarizes our principal warehouses (including aggregation of multiple facilities), which are used to distribute products to our customers:

Location	Business Segment(s)	Terms of Occupancy
Columbus, OH (1)	Retail and Foodservice	Leased
Grove City, OH	Retail and Foodservice	Owned and third-party service
Horse Cave, KY	Retail and Foodservice	Owned
Tracy, CA	Retail and Foodservice	Third-party service
Union City, GA (2)	Retail and Foodservice	Leased
(1)Fully leased for terms expiring in fiscal 2025 and fiscal 2027.
(2)Fully leased for term expiring in fiscal 2034.

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
The number of shareholders of record as of August 1, 2024 was approximately 620. This is not the actual number of beneficial owners of our common stock, as shares are held in “street name” by brokers and others on behalf of individual owners.
We have increased our regular cash dividends for 61 consecutive years. Future dividends will depend on our earnings, financial condition and other factors.
The information regarding compensation plans under which equity securities are authorized for issuance is incorporated by reference to the information contained in our definitive proxy statement for our November 2024 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
Issuer Purchases of Equity Securities
In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,131,564 common shares remained authorized for future repurchases at June 30, 2024. This share repurchase authorization does not have a stated expiration date. In the fourth quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1-30, 2024 (1)	14	$204.17	14	1,131,676
May 1-31, 2024 (1)	26	$191.51	26	1,131,650
June 1-30, 2024 (1)	86	$188.97	86	1,131,564
Total	126	$191.18	126	1,131,564
(1)Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN OF
LANCASTER COLONY CORPORATION, THE S&P MIDCAP 400 INDEX,
AND THE S&P 1500 PACKAGED FOODS & MEATS INDEX

The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2019 in each of our Common Stock, the S&P Midcap 400 Index and the S&P 1500 Packaged Foods & Meats Index. The total return calculation assumes that all dividends are reinvested, including any special dividends.

DOLLARS
250
200
150
100
50
0
6/19
6/20
6/21
6/22
6/23
6/24
Lancaster Colony Corporation
S&P Midcap 400
S&P 1500 Packaged Foods & Meats

Cumulative Total Return (Dollars)
	6/19	6/20	6/21	6/22	6/23	6/24
Lancaster Colony Corporation	100.00	106.16	134.72	91.60	145.57	139.54
S&P Midcap 400	100.00	93.30	142.98	122.05	143.54	163.02
S&P 1500 Packaged Foods & Meats	100.00	104.53	122.55	130.26	139.03	124.49
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
Our discussion of results for 2024 compared to 2023 is included herein. For discussion of results for 2023 compared to 2022, see our 2023 Annual Report on Form 10-K.
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
RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Years Ended June 30,			Change
	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Net Sales	$1,871,759	$1,822,527	$1,676,390	$49,232	2.7%	$146,137	8.7%
Cost of Sales	1,439,457	1,433,959	1,320,671	5,498	0.4%	113,288	8.6%
Gross Profit	432,302	388,568	355,719	43,734	11.3%	32,849	9.2%
Gross Margin	23.1%	21.3%	21.2%
Selling, General and Administrative Expenses	218,065	222,091	212,098	(4,026)	(1.8)%	9,993	4.7%
Change in Contingent Consideration	—	—	(3,470)	—	N/M	3,470	(100.0)%
Restructuring and Impairment Charges	14,874	24,969	35,180	(10,095)	(40.4)%	(10,211)	(29.0)%
Operating Income	199,363	141,508	111,911	57,855	40.9%	29,597	26.4%
Operating Margin	10.7%	7.8%	6.7%
Other, Net	6,152	1,789	477	4,363	243.9%	1,312	275.1%
Income Before Income Taxes	205,515	143,297	112,388	62,218	43.4%	30,909	27.5%
Taxes Based on Income	46,902	32,011	22,802	14,891	46.5%	9,209	40.4%
Effective Tax Rate	22.8%	22.3%	20.3%
Net Income	$158,613	$111,286	$89,586	$47,327	42.5%	$21,700	24.2%
Diluted Net Income Per Common Share	$5.76	$4.04	$3.25	$1.72	42.6%	$0.79	24.3%
Net Sales
Consolidated net sales for the year ended June 30, 2024 increased 2.7% to a new record of $1,871.8 million from the prior-year record total of $1,822.5 million, reflecting higher net sales for both the Retail and Foodservice segments driven primarily by volume gains. Deflationary pricing was a headwind to Foodservice segment sales growth. Sales in the prior year were unfavorably impacted by an estimated $25 million in net sales attributed to advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live that commenced on July 1, 2022. Breaking down the 2.7% increase in consolidated net sales, approximately 1.8% is attributed to volume/mix impacts, approximately 1.4% is attributed to the ERP go-live sales shift and the remaining offset is net pricing. Consolidated sales volumes, measured in pounds shipped, increased 3.7% in 2024. Excluding the impact of last year’s shift in sales due to our ERP go-live, consolidated sales volumes increased 2.1%.
The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2024	2023	2022
Segment Sales Mix:
Retail	53%	53%	55%
Foodservice	47%	47%	45%
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.

Gross Profit
Consolidated gross profit increased 11.3% to $432.3 million in 2024 compared to $388.6 million in 2023 as influenced by favorability in pricing net of commodity costs, our cost savings programs and the higher sales volumes. In the prior year, gross profit was unfavorably impacted by an estimated $5 million due to the aforementioned shift of net sales into the quarter ended June 30, 2022 ahead of our ERP go-live.
Selling, General and Administrative Expenses

	Year Ended June 30,			Change
(Dollars in thousands)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
SG&A Expenses - Excluding Project Ascent	$209,829	$192,225	$172,771	$17,604	9.2%	$19,454	11.3%
Project Ascent Expenses	8,236	29,866	39,327	(21,630)	(72.4)%	(9,461)	(24.1)%
Total SG&A Expenses	$218,065	$222,091	$212,098	$(4,026)	(1.8)%	$9,993	4.7%
Selling, general and administrative (“SG&A”) expenses decreased 1.8% to $218.1 million in 2024 compared to $222.1 million in 2023. This decrease reflects lower expenditures for Project Ascent, largely offset by higher expenditures to support the continued growth of our business, including investments in personnel, a more normalized level of consumer promotions, higher brokerage costs and IT investments. Project Ascent expenses totaled $8.2 million in 2024 compared to $29.9 million in 2023.
Project Ascent expenses are included within Corporate Expenses. A portion of the costs classified as Project Ascent expenses represent ongoing costs that have continued subsequent to the completion of our ERP implementation. Beginning in 2025, these ongoing costs will no longer be classified separately as Project Ascent expenses.
Restructuring and Impairment Charges
In 2024, we committed to a plan to exit our perimeter-of-the-store bakery product lines and close our Flatout flatbread facility in Saline, Michigan and our Angelic Bakehouse sprouted grain bakery facility in Cudahy, Wisconsin. Due to a lack of scale and direct-to-store distribution capabilities for these products, we were not able to achieve the desired operational or financial performance. Production at these facilities ceased in March 2024, and we completed the divestiture of the real estate and manufacturing equipment at these locations during the quarter ended June 30, 2024. The operations of these facilities have not been classified as discontinued operations as the closures do not represent a strategic shift that would have a major effect on our operations or financial results. In 2024, we recorded restructuring and impairment charges of $14.9 million related to these closures, as well as $2.6 million recorded in Cost of Sales for the write-down of inventories. The restructuring and impairment charges, which consisted of impairment charges for fixed assets and intangible assets, one-time termination benefits and other closing costs, were not allocated to our two reportable segments due to their unusual nature whereas the $2.6 million write-down of inventories was recorded in our Retail segment.
In 2023, we recorded impairment charges of $25.0 million related to the intangible assets of Flatout due to lowered expectations for the projected sales and profitability of the Flatout product lines that we subsequently exited in 2024. These impairment charges were reflected in our Retail segment.
Operating Income
Operating income increased 40.9% to $199.4 million in 2024 compared to $141.5 million in 2023 driven by the increase in gross profit, reduced expenditures for Project Ascent and lower restructuring and impairment charges.
See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Other, Net
Other, net resulted in a benefit of $6.2 million in 2024 compared to a benefit of $1.8 million in 2023. This change reflects higher interest rates for our cash holdings and increased balances of cash and equivalents.
Taxes Based on Income
Our effective tax rate was 22.8% and 22.3% in 2024 and 2023, respectively. See Note 7 to the consolidated financial statements for a reconciliation of the statutory rate to the effective rate.

We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vesting of restricted stock awards. For 2024 and 2023, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by less than 0.1% and 0.4%, respectively.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share totaled $5.76 in 2024, an increase from the 2023 total of $4.04 per diluted share. Diluted weighted average common shares outstanding for each of the years ended June 30, 2024 and 2023 have remained relatively stable.
In 2024, costs related to our decision to exit our perimeter-of-the-store bakery product lines reduced diluted earnings per share by a total of $0.49. These exit costs included restructuring and impairment charges, which reduced diluted earnings per share by $0.42, and the inventory write-down, which reduced diluted earnings per share by $0.07. In 2023, impairment charges related to Flatout’s intangible assets reduced diluted earnings per share by $0.70. In 2024 and 2023, expenditures for Project Ascent reduced diluted earnings per share by $0.23 and $0.84, respectively.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Net Sales	$988,424	$965,370	$915,210	$23,054	2.4%	$50,160	5.5%
Operating Income	$207,660	$139,464	$151,627	$68,196	48.9%	$(12,163)	(8.0)%
Operating Margin	21.0%	14.4%	16.6%
In 2024, net sales for the Retail segment reached a record $988.4 million, a 2.4% increase from the prior-year total of $965.4 million, including the carryover benefit from pricing actions that were taken in 2023. The increase in 2024 Retail net sales also reflects that prior-year sales were unfavorably impacted by advance orders accounting for an estimated $11 million in Retail net sales near the end of fiscal 2022 ahead of our ERP go-live, which commenced on July 1, 2022. Retail segment sales volumes, measured in pounds shipped, increased 1.4% in the current year. Retail sales volume growth was driven by the continued success of our program for licensed sauces and dressings. Our New York BRAND® Bakery frozen garlic bread products also contributed to the increase in the Retail sales volumes. Excluding the impact of last year’s shift in sales due to our ERP go-live, the impact of a value engineering initiative we implemented in 2024, and all sales attributed to the perimeter-of-the-store bakery product lines we exited in 2024, Retail segment sales volumes increased 1.7%.
In 2024, Retail segment operating income increased $68.2 million, or 48.9%, to $207.7 million. Beyond the impacts of last year’s impairment charges and this year’s write-down of inventories, which combined to contribute a net increase to Retail segment operating income of $22.4 million, the growth in Retail segment operating income was driven by: favorability in our pricing net of commodity costs, including pricing impacts from investments in trade spending; our cost savings programs; and the beneficial impact of higher sales volumes.
Foodservice Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Net Sales	$883,335	$857,157	$761,180	$26,178	3.1%	$95,977	12.6%
Operating Income	$97,094	$106,349	$82,745	$(9,255)	(8.7)%	$23,604	28.5%
Operating Margin	11.0%	12.4%	10.9%
In 2024, Foodservice segment net sales increased 3.1% to a record $883.3 million from the 2023 total of $857.2 million driven by increased demand from several of our national chain restaurant account customers and growth for our branded Foodservice products. Deflationary pricing was a headwind to Foodservice segment sales growth. Sales in the prior year were unfavorably impacted by the advance ordering that occurred near the end of fiscal 2022 ahead of our ERP go-live, which reduced Foodservice net sales in the prior year by an estimated $14 million. Foodservice segment sales volumes, measured in pounds shipped, increased 5.3% in the current year. Excluding the impact of last year’s shift in sales due to our ERP go-live, Foodservice segment sales volumes increased 3.5%.

In 2024, Foodservice segment operating income decreased 8.7% to $97.1 million driven by higher supply chain costs, as partially offset by the beneficial impact of higher sales volumes. Foodservice segment operating income for 2024 also compares to a strong prior-year result.
Corporate Expenses
In 2024, corporate expenses totaled $90.5 million as compared to $104.3 million in 2023. This decrease reflects lower expenditures for Project Ascent, as partially offset by higher expenditures to support the continued growth of our business, including investments in personnel and IT. Project Ascent expenses totaled $8.2 million and $29.9 million in 2024 and 2023, respectively.
LOOKING FORWARD
For 2025, we anticipate Retail segment sales will continue to benefit from volume growth led by our licensing program, including increased sales from the new products, flavors and sizes we introduced in 2024 along with the recent addition of Subway® and Texas Roadhouse® as license partners. We also anticipate continued positive sales momentum for our New York BRAND® Bakery frozen garlic bread products in 2025 as well as volume growth for our Marzetti® refrigerated dressings. In the Foodservice segment, we expect sales volumes to be led by growth from select quick-service restaurant customers in our mix of national chain restaurant accounts, while external factors, including U.S. economic performance and consumer behavior, may impact demand. With respect to our input costs, in aggregate we do not foresee significant impacts from commodity cost inflation or deflation in the coming year. We also expect to drive margin improvement through our cost savings programs.
We will continue to periodically reassess our allocation of capital to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders.
FINANCIAL CONDITION
Liquidity and Capital Resources
We maintain sufficient flexibility in our capital structure to ensure our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and opportunistic share repurchases. Our balance sheet maintained fundamental financial strength during 2024 as we ended the year with $163 million in cash and equivalents, along with shareholders’ equity of $926 million and no debt.
Under our unsecured revolving credit facility (“Facility”), which we renewed in March 2024, we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at June 30, 2024. At June 30, 2024, we had $2.2 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2029, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on liens, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2024, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At June 30, 2024, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2025 could total between $70 and $80 million.
Beyond the next 12 months, we expect that cash provided by operating activities will be the primary source of liquidity. This source, combined with our existing balances in cash and equivalents and amounts available under the Facility, is expected to be sufficient to meet our overall cash requirements.

We have various contractual and other obligations that are appropriately recorded as liabilities in our consolidated financial statements, including finance lease obligations, operating lease obligations, the underfunded defined benefit pension liability, other post-employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation. See Note 3 to the consolidated financial statements for further information about our lease obligations, including the maturities of minimum lease payments. It is not certain when the liabilities for the underfunded defined benefit pension liability, other post-employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation will become due. See Notes 7, 10 and 11 to the consolidated financial statements for further information about these liabilities.
Certain other contractual obligations are not recognized as liabilities in our consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of June 30, 2024, as well as purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations is expected to be due within one year.
Cash Flows

	Year Ended June 30,			Change
(Dollars in thousands)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Provided By Operating Activities	$251,553	$225,901	$101,813	$25,652	11.4%	$124,088	121.9%
Used In Investing Activities	$(67,433)	$(90,782)	$(132,240)	$23,349	25.7%	$41,458	31.4%
Used In Financing Activities	$(109,150)	$(106,929)	$(97,345)	$(2,221)	(2.1)%	$(9,584)	(9.8)%
Cash provided by operating activities and our existing balances in cash and equivalents remain the primary sources for funding our investing and financing activities, as well as financing our organic growth initiatives.
Cash provided by operating activities in 2024 totaled $251.6 million, an increase of 11.4% as compared with the 2023 total of $225.9 million. The 2024 increase was primarily due to higher net income, as partially offset by the year-over-year changes in deferred income taxes and lower noncash restructuring and impairment charges in the current year.
Cash used in investing activities totaled $67.4 million in 2024 as compared to $90.8 million in 2023. The 2024 decrease primarily reflects a lower level of payments for property additions, which totaled $67.6 million in 2024 compared to $90.2 million in 2023, as the capacity expansion project at our dressing and sauce facility in Horse Cave, Kentucky reached substantial completion in March 2023.
Financing activities used net cash totaling $109.2 million and $106.9 million in 2024 and 2023, respectively. The vast majority of the cash used in financing activities is attributed to the payment of dividends, and the 2024 increase in cash used in financing activities primarily reflects higher levels of dividend payments, as partially offset by lower levels of share repurchases and tax withholdings for stock-based compensation. The regular dividend payout rate for 2024 was $3.55 per share, as compared to $3.35 per share in 2023. This past fiscal year marked the 61st consecutive year of increased regular cash dividends.
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

Although typically less notable, we are also exposed to the unfavorable effects of general inflation beyond material and freight costs, especially in the areas of labor rates, including annual wage adjustments and benefit costs. Over time, we attempt to minimize the exposure to such cost increases through ongoing improvements and greater efficiencies throughout our manufacturing operations, including benefits gained through our cost savings programs and strategic investments in plant equipment.
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
Goodwill
Goodwill is not amortized. It is evaluated annually at April 30 by applying impairment testing procedures. We evaluate the future economic benefit of the recorded goodwill when events or circumstances indicate potential recoverability concerns. Carrying amounts are adjusted appropriately when determined to have been impaired.
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
•geopolitical events that could create unforeseen business disruptions and impact the cost or availability of raw materials and energy;
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lancaster Colony Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Valuation of Long-Lived Assets and Other Intangible Assets - Angelic Bakehouse and Flatout Product Lines - Refer to Notes 1 and 5 in the Financial Statements
Critical Audit Matter Description
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
August 22, 2024

We have served as the Company’s auditor since 1961.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(Amounts in thousands, except share data)	2024	2023
ASSETS
Current Assets:
Cash and equivalents	$163,443	$88,473
Receivables	95,560	114,967
Inventories:
Raw materials	38,212	40,761
Finished goods	135,040	117,504
Total inventories	173,252	158,265
Other current assets	11,738	12,758
Total current assets	443,993	374,463
Property, Plant and Equipment:
Property, plant and equipment-gross	877,526	853,709
Less accumulated depreciation	399,830	371,503
Property, plant and equipment-net	477,696	482,206
Other Assets:
Goodwill	208,371	208,371
Other intangible assets-net	—	4,840
Operating lease right-of-use assets	55,128	24,743
Other noncurrent assets	21,743	18,371
Total	$1,206,931	$1,112,994

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$118,811	$111,758
Accrued liabilities	65,158	56,994
Total current liabilities	183,969	168,752
Noncurrent Operating Lease Liabilities	44,557	16,967
Other Noncurrent Liabilities	15,357	17,683
Deferred Income Taxes	37,276	47,325
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-2024-27,527,090 shares; 2023-27,527,550 shares	153,616	143,870
Retained earnings	1,564,642	1,503,963
Accumulated other comprehensive loss	(8,640)	(9,365)
Common stock in treasury, at cost	(783,846)	(776,201)
Total shareholders’ equity	925,772	862,267
Total	$1,206,931	$1,112,994
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
(Amounts in thousands, except per share data)	2024	2023	2022
Net Sales	$1,871,759	$1,822,527	$1,676,390
Cost of Sales	1,439,457	1,433,959	1,320,671
Gross Profit	432,302	388,568	355,719
Selling, General and Administrative Expenses	218,065	222,091	212,098
Change in Contingent Consideration	—	—	(3,470)
Restructuring and Impairment Charges	14,874	24,969	35,180
Operating Income	199,363	141,508	111,911
Other, Net	6,152	1,789	477
Income Before Income Taxes	205,515	143,297	112,388
Taxes Based on Income	46,902	32,011	22,802
Net Income	$158,613	$111,286	$89,586
Net Income Per Common Share:
Basic	$5.77	$4.04	$3.26
Diluted	$5.76	$4.04	$3.25
Weighted Average Common Shares Outstanding:
Basic	27,440	27,462	27,448
Diluted	27,461	27,482	27,472
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
(Amounts in thousands)	2024	2023	2022
Net Income	$158,613	$111,286	$89,586
Other Comprehensive Income (Loss):
Defined Benefit Pension and Postretirement Benefit Plans:
Net gain (loss) arising during the period, before tax	554	1,859	(4,029)
Amortization of loss, before tax	573	679	401
Amortization of prior service credit, before tax	(181)	(181)	(181)
Total Other Comprehensive Income (Loss), Before Tax	946	2,357	(3,809)
Tax Attributes of Items in Other Comprehensive Income (Loss):
Net gain (loss) arising during the period, tax	(130)	(434)	942
Amortization of loss, tax	(133)	(158)	(94)
Amortization of prior service credit, tax	42	42	42
Total Tax (Expense) Benefit	(221)	(550)	890
Other Comprehensive Income (Loss), Net of Tax	725	1,807	(2,919)
Comprehensive Income	$159,338	$113,093	$86,667
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
(Amounts in thousands)	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$158,613	$111,286	$89,586
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	55,896	51,210	45,880
Change in contingent consideration	—	—	(3,470)
Deferred income taxes and other changes	(6,546)	9,453	2,230
Stock-based compensation expense	11,359	9,082	9,563
Restructuring and impairment charges	13,657	24,969	32,285
Gain on sale of property	(22)	(209)	(123)
Pension plan activity	416	(4)	(548)
Changes in operating assets and liabilities:
Receivables	19,407	20,529	(37,599)
Inventories	(14,987)	(13,563)	(22,827)
Other current assets	(637)	(1,458)	3,925
Accounts payable and accrued liabilities	14,397	14,606	(17,089)
Net cash provided by operating activities	251,553	225,901	101,813
Cash Flows From Investing Activities:
Payments for property additions	(67,576)	(90,181)	(131,972)
Proceeds from sale of property	6,969	1,212	368
Other-net	(6,826)	(1,813)	(636)
Net cash used in investing activities	(67,433)	(90,782)	(132,240)
Cash Flows From Financing Activities:
Payment of dividends	(97,934)	(92,368)	(86,761)
Purchase of treasury stock	(7,645)	(9,201)	(7,563)
Tax withholdings for stock-based compensation	(1,613)	(3,026)	(366)
Principal payments for finance leases	(1,958)	(2,334)	(2,655)
Net cash used in financing activities	(109,150)	(106,929)	(97,345)
Net change in cash and equivalents	74,970	28,190	(127,772)
Cash and equivalents at beginning of year	88,473	60,283	188,055
Cash and equivalents at end of year	$163,443	$88,473	$60,283
See accompanying notes to consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2021	27,531	$128,617	$1,482,220	$(8,253)	$(759,437)	$843,147
Net income			89,586			89,586
Net pension and postretirement benefit losses, net of $(890) tax effect				(2,919)		(2,919)
Cash dividends - common stock ($3.15 per share)			(86,761)			(86,761)
Purchase of treasury stock	(45)				(7,563)	(7,563)
Stock-based plans	34	(366)				(366)
Stock-based compensation expense		9,563				9,563
Balance, June 30, 2022	27,520	137,814	1,485,045	(11,172)	(767,000)	844,687
Net income			111,286			111,286
Net pension and postretirement benefit gains, net of $550 tax effect				1,807		1,807
Cash dividends - common stock ($3.35 per share)			(92,368)			(92,368)
Purchase of treasury stock	(48)				(9,201)	(9,201)
Stock-based plans	56	(3,026)				(3,026)
Stock-based compensation expense		9,082				9,082
Balance, June 30, 2023	27,528	143,870	1,503,963	(9,365)	(776,201)	862,267
Net income			158,613			158,613
Net pension and postretirement benefit gains, net of $221 tax effect				725		725
Cash dividends - common stock ($3.55 per share)			(97,934)			(97,934)
Purchase of treasury stock	(45)				(7,645)	(7,645)
Stock-based plans	44	(1,613)				(1,613)
Stock-based compensation expense		11,359				11,359
Balance, June 30, 2024	27,527	$153,616	$1,564,642	$(8,640)	$(783,846)	$925,772
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
Our financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and equivalents, accounts receivable, accounts payable and defined benefit pension plan assets. The estimated fair value of cash and equivalents, accounts receivable and accounts payable approximates their carrying value. See Note 10 for fair value disclosures related to our defined benefit pension plan assets.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. By policy, we limit the amount of credit exposure to any one institution or issuer. We maintain our cash and equivalents with high credit-quality financial institutions. Deposits with these financial institutions may exceed the amounts insured by the Federal Deposit Insurance Corporation. The majority of our excess cash is invested in AAA-rated money market funds that primarily invest in U.S. government securities. Our concentration of credit risk with respect to trade accounts receivable is mitigated by our credit evaluation process and our broad Retail and Foodservice customer base. However, see Note 8 with respect to our accounts receivable with Walmart Inc. and McLane Company, Inc., a wholesale distribution subsidiary of Berkshire Hathaway, Inc.
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
The following table summarizes the components of gross property, plant and equipment at June 30:

	2024	2023
Land, buildings and improvements	$297,907	$297,611
Machinery and equipment	536,938	513,458
Construction in progress	42,681	42,640
Property, plant and equipment-gross	$877,526	$853,709
Purchases of property, plant and equipment included in Accounts Payable and excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows at June 30 were as follows:

	2024	2023	2022
Construction in progress in Accounts Payable	$5,799	$8,714	$19,644
The following table sets forth depreciation expense, including finance lease amortization, in each of the years ended June 30:

	2024	2023	2022
Depreciation expense	$53,029	$46,405	$39,799
In 2024, we recorded an impairment charge of $9.0 million for certain property, plant and equipment related to Angelic Bakehouse (“Angelic”) and Flatout. This charge resulted from our decision to exit our perimeter-of-the-store bakery product lines, which triggered impairment testing, and represents the excess of the carrying value over the fair value. The fair value was based on actual selling prices for the real estate and manufacturing equipment at the Angelic sprouted grain bakery facility in Cudahy, Wisconsin and the Flatout flatbread facility in Saline, Michigan, which represents a Level 2 measurement within the fair value hierarchy. The impairment charge was reflected in Restructuring and Impairment Charges and was not allocated to our two reportable segments due to its unusual nature.

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
Deferred Software Costs
We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in Other Current Assets or Other Noncurrent Assets and are amortized on a straight-line basis over the estimated useful life. In 2024 and 2022, we capitalized $1.0 million and $1.6 million, respectively, of deferred software costs related to cloud computing arrangements.
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
Goodwill and Other Intangible Assets
Goodwill is not amortized. It is evaluated annually at April 30, or when events or circumstances indicate potential recoverability concerns, by applying impairment testing procedures. Other intangible assets were amortized on a straight-line basis over their estimated useful lives to Selling, General and Administrative Expenses. We monitored the recoverability of the carrying value of our other intangible assets similar to our long-lived assets discussed above. Carrying amounts were adjusted appropriately when determined to have been impaired. See further discussion regarding goodwill and other intangible assets in Note 5.
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
Shareholders’ Equity
We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock with no par value and 1,150,000 shares of Class C Nonvoting Preferred Stock with no par value. Our Board of Directors approved a share repurchase authorization of 2,000,000 common shares in November 2010. At June 30, 2024, 1,131,564 common shares remained authorized for future purchase.
Revenue Recognition
When Performance Obligations Are Satisfied
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The singular performance obligation of our customer contracts is determined by each individual purchase order and the respective food products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to our customer. Specifically, control transfers to our customers when the product is delivered to or picked up by our customers based upon applicable shipping terms, as our customers can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. The performance obligations in our customer contracts are generally satisfied within 30 days. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of June 30, 2024.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Contract Balances
We do not have deferred revenue or unbilled receivable balances and thus do not have any related contract asset and liability balances as of June 30, 2024.
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

	2024	2023	2022
Advertising expense as a percentage of net sales	2%	1%	1%
Research and Development Costs
We expense research and development costs as they are incurred. The estimated amount spent during each of the last three years on research and development activities was less than 1% of net sales.
Stock-Based Employee Compensation Plans
We account for our stock-based employee compensation plans in accordance with GAAP for stock-based compensation, which requires the measurement and recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation expense over the period that an employee provides service in exchange for the award, which is typically the vesting period. See further discussion and disclosure in Note 9.
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
Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets will be realized and thus we have not recorded any valuation allowance for the years ended June 30, 2024 or 2023.
In accordance with accounting literature related to uncertainty in income taxes, tax benefits and liabilities from uncertain tax positions that are recognized in the financial statements are measured based on the largest attribute that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position. See further discussion in Note 7.

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
Basic and diluted net income per common share were calculated as follows:

	2024	2023	2022
Net income	$158,613	$111,286	$89,586
Net income available to participating securities	(413)	(257)	(224)
Net income available to common shareholders	$158,200	$111,029	$89,362

Weighted average common shares outstanding - basic	27,440	27,462	27,448
Incremental share effect from:
Nonparticipating restricted stock	2	2	2
Stock-settled stock appreciation rights (1)	6	15	21
Performance units	13	3	1
Weighted average common shares outstanding - diluted	27,461	27,482	27,472

Net income per common share - basic	$5.77	$4.04	$3.26
Net income per common share - diluted	$5.76	$4.04	$3.25
(1)Excludes the impact of 0.1 million and 0.3 million weighted average stock-settled stock appreciation rights outstanding in 2023 and 2022, respectively, because their effect was antidilutive.
Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income includes changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income is composed of two subsets – net income and other comprehensive income (loss). Included in other comprehensive income (loss) are pension and postretirement benefits adjustments.
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	2024	2023
Accumulated other comprehensive loss at beginning of year	$(9,365)	$(11,172)
Defined Benefit Pension Plan Items:
Net gain arising during the period	500	1,527
Amortization of unrecognized net loss (1)	633	725
Postretirement Benefit Plan Items: (2)
Net gain arising during the period	54	332
Amortization of unrecognized net gain	(60)	(46)
Amortization of prior service credit	(181)	(181)
Total other comprehensive income, before tax	946	2,357
Total tax expense	(221)	(550)
Other comprehensive income, net of tax	725	1,807
Accumulated other comprehensive loss at end of year	$(8,640)	$(9,365)
(1)Included in the computation of net periodic benefit income/cost. See Note 10 for additional information.
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
At June 30, 2024 and 2023, we had no borrowings outstanding under these facilities. At June 30, 2024 and 2023, we had $2.2 million and $2.8 million, respectively, of standby letters of credit outstanding, which reduced the amount available for borrowing under these facilities. We paid no interest in 2024 and 2023.

Note 3 – Leases
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We have finance leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. These leases are generally for manufacturing and non-manufacturing equipment used in our business and warehouse facilities. The remaining lease terms for these finance leases range from 1 year to 10 years.
As of June 30, 2024 and 2023, the weighted-average discount rate of our operating leases was 4.9% and 3.6%, respectively. As of June 30, 2024 and 2023, the weighted-average discount rate of our finance leases was 2.5% and 1.7%, respectively.
The components of lease expense in each of the years ended June 30 have been provided as follows:

	2024	2023	2022
Operating lease cost in Cost of Sales and Selling, General and Administrative Expenses	$10,004	$9,702	$9,246
Finance lease cost:
Amortization of assets in Cost of Sales and Selling, General and Administrative Expenses	$2,056	$2,228	$2,413
Interest on lease liabilities in Other, Net	66	97	153
Total finance lease cost	$2,122	$2,325	$2,566
Short-term lease cost in Cost of Sales and Selling, General and Administrative Expenses	5,653	4,362	4,639
Total net lease cost	$17,779	$16,389	$16,451
Supplemental balance sheet information related to leases at June 30 is as follows:

	2024	2023
Operating Leases
Operating Lease Right-Of-Use Assets	$55,128	$24,743

Current operating lease liabilities in Accrued Liabilities	$10,335	$8,821
Noncurrent Operating Lease Liabilities	44,557	16,967
Total operating lease liabilities	$54,892	$25,788

Finance Leases
Finance lease right-of-use assets in Property, Plant and Equipment-Net	$2,861	$4,682

Current finance lease liabilities in Accrued Liabilities	$1,993	$1,944
Noncurrent finance lease liabilities in Other Noncurrent Liabilities	782	2,255
Total finance lease liabilities	$2,775	$4,199
Supplemental cash flow information related to leases in each of the years ended June 30 is as follows:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,199	$9,848	$9,603
Operating cash flows from finance leases	$66	$97	$153
Financing cash flows from finance leases	$1,958	$2,334	$2,655

Supplemental noncash information on operating lease liabilities arising from obtaining right-of-use assets	$38,318	$5,698	$16,617
Supplemental noncash information on finance lease liabilities arising from obtaining right-of-use assets	$534	$—	$334

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

As of June 30, 2024, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2025	$12,775	$2,042
2026	11,390	375
2027	8,397	69
2028	5,752	69
2029	5,489	69
Thereafter	22,697	312
Total minimum payments	$66,500	$2,936
Less amount representing interest	(11,608)	(161)
Present value of lease obligations	$54,892	$2,775
As of June 30, 2024 and 2023, the weighted-average remaining term of our operating leases was 7.1 years and 3.4 years, respectively. As of June 30, 2024 and 2023, the weighted-average remaining term of our finance leases was 2.7 years and 2.1 years, respectively.

Note 4 – Commitments and Contingencies
At June 30, 2024, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
22% of our employees are represented under various collective bargaining contracts. The labor contract for one of our Columbus, Ohio plant facilities, which produces various dressing products, will expire on March 9, 2025. 8% of our employees are represented under this collective bargaining contract. None of our other collective bargaining contracts will expire within one year.

Note 5 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at June 30, 2024 and 2023.

The following table summarizes our identifiable other intangible assets at June 30:

	2024	2023
Tradenames (20 to 30-year life)
Gross carrying value	$—	$4,100
Accumulated amortization	—	(181)
Net carrying value	$—	$3,919
Customer Relationships (10-year life)
Gross carrying value	$—	$287
Accumulated amortization	—	(190)
Net carrying value	$—	$97
Technology / Know-how (10-year life)
Gross carrying value	$—	$2,450
Accumulated amortization	—	(1,626)
Net carrying value	$—	$824
Total net carrying value	$—	$4,840
In 2024, we recorded an impairment charge of $4.5 million to write off the net carrying value of the intangible assets related to Angelic and Flatout based on our decision to exit our perimeter-of-the-store bakery product lines. The impairment charge was reflected in Restructuring and Impairment Charges and was not allocated to our two reportable segments due to its unusual nature.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In 2023, we recorded impairment charges of $25.0 million related to Flatout’s intangible assets due to our lowered expectations for the projected sales and profitability of the Flatout product lines. The tradename, customer relationships and technology / know-how intangible assets were written down to their fair values. These impairment charges were reflected in Restructuring and Impairment Charges and were recorded in our Retail segment.
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
In 2022, we also recorded an impairment charge of $8.8 million related to Angelic’s tradename intangible asset, which reflected the impact of lower projected sales for Angelic’s branded Retail business. This impairment charge was reflected in Restructuring and Impairment Charges and was recorded in our Retail segment.
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
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows in each of the years ended June 30:

	2024	2023	2022
Amortization expense	$352	$2,514	$4,437

Note 6 – Liabilities
Accrued liabilities at June 30 were composed of:

	2024	2023
Compensation and employee benefits	$31,569	$26,339
Operating leases	10,335	8,821
Royalties	7,524	5,484
Distribution	7,116	7,515
Other taxes	2,868	1,984
Finance leases	1,993	1,944
Other	3,753	4,907
Total accrued liabilities	$65,158	$56,994
Other noncurrent liabilities at June 30 were composed of:

	2024	2023
Workers compensation	$6,681	$7,165
Deferred compensation and accrued interest	4,501	5,261
Gross tax contingency reserve	802	858
Finance leases	782	2,255
Postretirement benefit liability	576	604
Pension benefit liability	345	462
Other	1,670	1,078
Total other noncurrent liabilities	$15,357	$17,683

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 7 – Income Taxes
We file a consolidated federal income tax return. Taxes based on income for the years ended June 30 have been provided as follows:

	2024	2023	2022
Currently payable:
Federal	$51,687	$20,147	$19,751
State and local	5,485	3,978	1,974
Total current provision	57,172	24,125	21,725
Deferred federal, state and local (benefit) provision	(10,270)	7,886	1,077
Total taxes based on income	$46,902	$32,011	$22,802
For the years ended June 30, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State and local income taxes	1.9	2.4	0.7
Research and development tax credit	(0.7)	(1.1)	(1.7)
Net windfall tax benefits - stock-based compensation	—	(0.4)	(0.1)
Other	0.6	0.4	0.4
Effective rate	22.8%	22.3%	20.3%
Our net deferred tax liability for all periods presented has been classified as noncurrent. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 were comprised of:

	2024	2023
Deferred tax assets:
Operating lease liabilities	$12,245	$5,613
Section 174 research and development capitalization	11,910	4,281
Employee medical and other benefits	8,431	7,561
Receivables	4,202	3,042
Inventories	3,688	4,143
Intangible assets	2,185	1,426
Other accrued liabilities	1,161	1,600
Total deferred tax assets	43,822	27,666
Deferred tax liabilities:
Property, plant and equipment	(49,053)	(50,106)
Goodwill	(19,571)	(19,070)
Operating lease right-of-use assets	(12,474)	(5,815)
Total deferred tax liabilities	(81,098)	(74,991)
Net deferred tax liability	$(37,276)	$(47,325)
Prepaid federal income taxes of $0.8 million and $3.3 million were included in Other Current Assets at June 30, 2024 and 2023, respectively. Accrued state and local income taxes of $0.3 million were included in Accrued Liabilities at June 30, 2024. Prepaid state and local income taxes of $0.8 million were included in Other Current Assets at June 30, 2023.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Net cash payments for income taxes for each of the years ended June 30 were as follows:

	2024	2023	2022
Net cash payments for income taxes	$53,583	$26,327	$17,827
The gross tax contingency reserve at June 30, 2024 was $0.8 million and consisted of estimated tax liabilities of $0.3 million and interest and penalties of $0.5 million. The unrecognized tax benefits recorded as the gross tax contingency reserve noted in the following table for June 30, 2024 and 2023 would affect our effective tax rate, if recognized.
The following table sets forth changes in our total gross tax contingency reserve (including interest and penalties):

	2024	2023
Balance, beginning of year	$858	$925
Tax positions related to the current year:
Additions	—	—
Reductions	—	—
Tax positions related to prior years:
Additions	34	39
Reductions	(90)	(106)
Settlements	—	—
Balance, end of year	$802	$858
We have not classified any of the gross tax contingency reserve at June 30, 2024 in Accrued Liabilities as none of these amounts are expected to be resolved within the next 12 months. Consequently, the entire liability of $0.8 million was included in Other Noncurrent Liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations.
We recognize interest and penalties related to these tax liabilities in income tax expense. For each of the years ended June 30, we recognized the change in the accrual for net tax-related interest and penalties as follows:

	2024	2023
Benefit recognized for net tax-related interest and penalties	$(10)	$(13)
We had accrued interest and penalties at June 30 as follows:

	2024	2023
Accrued interest and penalties included in the gross tax contingency reserve	$484	$494
We file federal and various state and local income tax returns in the United States. With limited exceptions, we are no longer subject to examination of U.S. federal or state and local income taxes for years prior to 2021.

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
Retail - The vast majority of the products we sell in the Retail segment are sold through sales personnel, food brokers and distributors in the United States. We have products typically marketed in the shelf-stable section of the grocery store, which include licensed sauces and dressings, along with our own branded salad dressings and croutons. Within the frozen food section of the grocery store, we sell yeast rolls and garlic breads. We also have placement of products in grocery produce departments through our refrigerated salad dressings, licensed dressings, vegetable dips and fruit dips.
Foodservice - The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated sauces, salad dressings, frozen breads and yeast rolls. The majority of our Foodservice sales are products sold under private label to national chain restaurant accounts. We also manufacture and sell various branded Foodservice products to distributors.

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
The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments in each of the years ended June 30:

	2024	2023	2022
Retail
Shelf-stable dressings, sauces and croutons	$424,605	$422,646	$375,031
Frozen breads	351,063	343,450	331,812
Refrigerated dressings, dips and other	212,756	199,274	208,367
Total Retail net sales	$988,424	$965,370	$915,210
Foodservice
Dressings and sauces	$660,460	$642,153	$574,264
Frozen breads and other	222,875	215,004	186,916
Total Foodservice net sales	$883,335	$857,157	$761,180
Total net sales	$1,871,759	$1,822,527	$1,676,390
The following table provides an additional disaggregation of Foodservice net sales by type of customer in each of the years ended June 30:

	2024	2023	2022
Foodservice
National accounts	$692,340	$676,665	$588,955
Branded and other	190,995	180,492	172,225
Total Foodservice net sales	$883,335	$857,157	$761,180

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following sets forth certain additional financial information attributable to our reportable segments, certain amounts not allocated among our reportable segments and amounts retained at the corporate level for the years ended June 30:

	2024	2023	2022
Net Sales (1) (2)
Retail	$988,424	$965,370	$915,210
Foodservice	883,335	857,157	761,180
Total	$1,871,759	$1,822,527	$1,676,390
Operating Income (2)
Retail	$207,660	$139,464	$151,627
Foodservice	97,094	106,349	82,745
Nonallocated Restructuring and Impairment Charges (3)	(14,874)	—	(25,507)
Corporate Expenses (4)	(90,517)	(104,305)	(96,954)
Total	$199,363	$141,508	$111,911
Identifiable Assets (1) (5)
Retail & Foodservice (6)	$1,015,454	$984,341	$1,017,055
Corporate	191,477	128,653	73,319
Total	$1,206,931	$1,112,994	$1,090,374
Payments for Property Additions
Retail & Foodservice (6)	$65,629	$89,475	$130,502
Corporate	1,947	706	1,470
Total	$67,576	$90,181	$131,972
Depreciation and Amortization
Retail & Foodservice (6)	$51,386	$47,001	$42,902
Corporate	4,510	4,209	2,978
Total	$55,896	$51,210	$45,880
(1)Net sales and long-lived assets are predominately domestic.
(2)All intercompany transactions have been eliminated.
(3)Reflects restructuring and impairment charges related to (i) our decision to exit our perimeter-of-the-store bakery product lines in 2024, (ii) the Bantam business in 2022 and (iii) a facility closure in 2022. These charges were not allocated to our two reportable segments due to their unusual nature.
(4)Our Corporate Expenses include various expenses of a general corporate nature, expenditures for Project Ascent and costs related to certain divested or closed nonfood operations. These costs have not been allocated to the Retail and Foodservice segments.
(5)Retail and Foodservice identifiable assets include those assets used in our operations and other intangible assets allocated to purchased businesses, most notably goodwill. The increase in Retail and Foodservice identifiable assets from June 30, 2023 to June 30, 2024 reflects a new operating lease right-of-use asset for a warehouse in Union City, Georgia. The decrease in Retail and Foodservice identifiable assets from June 30, 2022 to June 30, 2023 reflects a decline in intangible assets due to impairment charges and lower receivables balances due to the impact of advance customer orders in the prior year ahead of our ERP go-live, as partially offset by property additions due to a capacity expansion project. Corporate assets consist principally of cash and equivalents. The increase in Corporate assets from June 30, 2023 to June 30, 2024 reflects higher cash and equivalents. The increase in Corporate assets from June 30, 2022 to June 30, 2023 reflects the increase in cash and equivalents as well as prepaid income taxes.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Retail segment net sales attributable to Walmart Inc. (“Walmart”) and Foodservice segment net sales attributable to McLane Company, Inc. (“McLane”), a wholesale distribution subsidiary of Berkshire Hathaway, Inc., for each of the years ended June 30 were as follows:

	2024	2023	2022
Net sales to Walmart	$338,764	$323,718	$293,684
As a percentage of consolidated net sales	18%	18%	18%
Net sales to McLane	$147,242	$205,264	$188,717
As a percentage of consolidated net sales	8%	11%	11%
Accounts receivable attributable to Walmart and McLane at June 30 as a percentage of consolidated accounts receivable were as follows:

	2024	2023
Walmart	28%	29%
McLane	4%	9%

Note 9 – Stock-Based Compensation
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
Stock-Settled Stock Appreciation Rights
Prior to 2022, we used periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. Our policy is to issue shares upon SSSARs exercise from new shares that had been previously authorized. The SSSARs we granted generally vested over a 3-year period whereby one-third vested on the first anniversary of the grant date, one-third vested on the second anniversary of the grant date and one-third vested on the third anniversary of the grant date. At June 30, 2024, there were no unvested SSSARs outstanding.
The following table summarizes our SSSARs compensation expense and tax benefits recorded for each of the years ended June 30:

	2024	2023	2022
Compensation expense	$1,038	$1,972	$3,566
Tax benefits	$90	$216	$749
Intrinsic value of exercises	$677	$3,873	$317
The total fair values of SSSARs vested for each of the years ended June 30 were as follows:

	2024	2023	2022
Fair value of vested rights	$1,175	$2,611	$4,095

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the activity relating to SSSARs granted under the plan for the year ended June 30, 2024:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	155	$165.77
Exercised	(115)	$164.32
Granted	—	$—
Forfeited	(1)	$177.99
Outstanding at end of year	39	$169.75	3.27	$745
Exercisable and vested at end of year	39	$169.75	3.27	$745
Vested and expected to vest at end of year	39	$169.75	3.27	$745
The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2024:

	Outstanding				Exercisable
			Weighted Average
Grant Years	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Exercise Price	Number Exercisable	Weighted Average Exercise Price
2021	$167.18-$187.30	26	3.63	$177.66	26	$177.66
2020	$153.71-$154.22	13	2.54	$153.74	13	$153.74
At June 30, 2024, there was no unrecognized compensation expense related to SSSARs.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In 2024, 2023 and 2022, we granted shares of restricted stock to various employees under the terms of the plan. The following table summarizes information relating to these grants:

	2024	2023	2022
Employees
Restricted stock granted	33	29	30
Grant date fair value	$6,076	$4,448	$5,691
Weighted average grant date fair value per award	$185.05	$154.80	$189.12
The restricted stock under these employee grants vests 3 years after the grant date. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status.
In 2024, 2023 and 2022, we also granted shares of restricted stock to our nonemployee directors under the terms of the plan. The following table summarizes information relating to each of these grants:

	2024	2023	2022
Nonemployee directors
Restricted stock granted	5	4	5
Grant date fair value	$920	$919	$799
Weighted average grant date fair value per award	$165.41	$203.34	$162.15
The restricted stock under these nonemployee director grants generally vests 1 year after the grant date. All of the shares granted during 2024 are expected to vest. Dividends earned on the stock during the vesting period will be paid to the directors at the time the stock vests.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our restricted stock compensation expense and tax benefits recorded for each of the years ended June 30:

	2024	2023	2022
Compensation expense	$5,479	$4,432	$4,942
Tax benefits	$841	$677	$1,038
The total fair values of restricted stock vested for each of the years ended June 30 were as follows:

	2024	2023	2022
Fair value of vested shares	$3,287	$4,996	$2,772
The following table summarizes the activity relating to restricted stock granted under the plan for the year ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of year	65	$174.62
Granted	38	$182.20
Vested	(18)	$181.81
Forfeited	(5)	$177.98
Unvested restricted stock at end of year	80	$176.21
At June 30, 2024, there was $5.7 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
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
In 2024, 2023 and 2022, we granted performance units to various employees under the terms of the plan. The following table summarizes information relating to these grants:

	2024	2023	2022
Performance units granted	25	26	20
Grant date fair value	$4,745	$4,572	$4,151
Weighted average grant date fair value per award	$192.91	$173.73	$201.67

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

For our performance units with a performance condition, the grant-date fair value is equal to the closing price of our common stock on the grant date. For our performance units with a market condition, the grant-date fair value is estimated using a Monte Carlo simulation. The assumptions used in the Monte Carlo simulation were as follows:

	2024	2023	2022
Risk-free interest rate	4.60%	3.18%	0.41%
Dividend yield	1.78%	2.08%	1.65%
Volatility factor of the expected market price of our common stock	24.60%	32.20%	31.30%
The following table summarizes our performance units compensation expense and tax benefits recorded for each of the years ended June 30:

	2024	2023	2022
Compensation expense	$4,842	$2,678	$1,055
Tax benefits	$620	$355	$222
The following table summarizes the activity relating to performance units granted under the plan for the year ended June 30, 2024:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested performance units at beginning of year	40	$185.39
Granted	25	$192.91
Vested	—	$—
Forfeited	(3)	$186.49
Unvested performance units at end of year	62	$188.34
At June 30, 2024, there was $4.9 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

Note 10 – Pension Benefits
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
The actuarial present value of benefit obligations summarized below was based on the following assumption:

	2024	2023
Weighted-average assumption as of June 30
Discount rate	5.23%	5.18%
The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2024	2023	2022
Discount rate	5.18%	4.52%	2.58%
Expected long-term return on plan assets	5.00%	5.00%	5.00%

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
The target and actual asset allocations for our plans at June 30 by asset category were as follows:

	Target Percentage of Plan Assets at June 30	Actual Percentage of Plan Assets
	2024	2024	2023
Equity securities	20%-80%	26	27
Fixed income, including cash	20%-80%	74	73
Total		100%	100%
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
We categorize our plan assets within a three-level fair value hierarchy, as previously defined in Note 1. The following table summarizes the fair values and levels, within the fair value hierarchy, for our plan assets at June 30:

	June 30, 2024
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$53	$—	$—	$53
Money market funds	1,459	—	—	1,459
Mutual funds fixed income	19,242	—	—	19,242
Mutual funds equity	7,262	—	—	7,262
Total	$28,016	$—	$—	$28,016

	June 30, 2023
Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$997	$—	$—	$997
Money market funds	702	—	—	702
Mutual funds fixed income	19,353	—	—	19,353
Mutual funds equity	7,724	—	—	7,724
Total	$28,776	$—	$—	$28,776
The plan assets classified at Level 1 include money market funds and mutual funds. Quoted market prices in active markets for identical assets are available for investments in this category.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$27,952	$31,043
Interest cost	1,382	1,344
Actuarial gain	(660)	(2,047)
Benefits paid	(2,199)	(2,388)
Benefit obligation at end of year	$26,475	$27,952

	2024	2023
Change in plan assets
Fair value of plan assets at beginning of year	$28,776	$29,611
Actual return on plan assets	1,215	896
Employer contributions	224	657
Benefits paid	(2,199)	(2,388)
Fair value of plan assets at end of year	$28,016	$28,776

	2024	2023
Funded status - net prepaid benefit cost	$1,541	$824

	2024	2023
Amounts recognized in the Consolidated Balance Sheets consist of
Prepaid benefit cost (Other Noncurrent Assets)	$1,886	$1,286
Accrued benefit liability (Other Noncurrent Liabilities)	(345)	(462)
Net amount recognized	$1,541	$824

	2024	2023
Accumulated benefit obligation	$26,475	$27,952
The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2024	2023
Benefit obligations	$4,301	$5,108
Fair value of plan assets at end of year	$3,956	$4,646
Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2024	2023
Net actuarial loss	$12,713	$13,846
Income taxes	(2,971)	(3,236)
Total	$9,742	$10,610
The following table summarizes the components of net periodic benefit cost (income) for our pension plans at June 30:

	2024	2023	2022
Components of net periodic benefit cost (income)
Interest cost	$1,382	$1,344	$935
Expected return on plan assets	(1,375)	(1,416)	(1,911)
Amortization of unrecognized net loss	633	725	428
Net periodic benefit cost (income)	$640	$653	$(548)
We have not yet finalized our anticipated funding level for 2025, but based on initial estimates, we do not expect our 2025 contributions to our pension plans to be material.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Benefit payments estimated for future years are as follows:

2025	$2,542
2026	$2,461
2027	$2,387
2028	$2,298
2029	$2,225
2030 - 2034	$9,878
Note 11 – Defined Contribution and Other Employee Plans
Company-Sponsored Defined Contribution Plans
We sponsor four defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code. Contributions are determined under various formulas, and we contributed to three of these plans in 2024. Costs related to such plans for each of the years ended June 30 were as follows:

	2024	2023	2022
Costs related to company-sponsored defined contribution plans	$6,922	$6,009	$5,779
Multiemployer Plans
In the three years ended June 30, 2024, one of our subsidiaries participated in a multiemployer plan that provides pension benefits to retiree workers under a collective bargaining contract. This plan generally provides for retirement, death and/or termination benefits for eligible employees within the collective bargaining contract, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if a participating employer chooses to stop participating in the multiemployer plan, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
Our participation in this multiemployer pension plan for the three years ended June 30, 2024 is reflected in the following table. All information in the table is as of December 31 of the relevant year, except contributions which are based on our fiscal year, or except as otherwise noted. The EIN/PN column provides the Employer Identification Number (“EIN”) and the Plan Number (“PN”). The pension protection act zone status is based on information that we received from the plan. Among other factors, generally, plans in critical status (red zone) are less than 65 percent funded, plans in endangered or seriously endangered status (yellow zone or orange zone, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the green zone. The FIP/RP status pending/implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. There have been no significant changes that affect the comparability of 2024, 2023 or 2022 contributions.

		Pension Protection Act Zone Status			Fiscal Year Contributions
Plan Name	EIN/PN	2023	2022	FIP/RP Status Pending / Implemented	2024	2023	2022	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Western Conference of Teamsters Pension Plan	916145047- 001	Green 12/31/22	Green 12/31/21	No	$215	$250	$296	No	12/15/2025

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Under this multiemployer plan and one additional multiemployer plan, we also contribute amounts for health and welfare benefits that are defined by each plan. These benefits are not vested. The contributions required by our participation in these plans for each of the years ended June 30 were as follows:

	2024	2023	2022
Multiemployer health and welfare plan contributions	$3,047	$3,124	$3,360
We also make non-elective contributions for the union employees at our Bedford Heights, Ohio plant into a union-sponsored multiemployer 401(k) plan. Our contributions totaled $1.0 million, $1.0 million and $0.9 million in 2024, 2023 and 2022, respectively.
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
The following table summarizes our liability for total deferred compensation and accrued interest at June 30:

	2024	2023
Liability for deferred compensation and accrued interest	$4,501	$5,261
Deferred compensation expense for each of the years ended June 30 was as follows:

	2024	2023	2022
Deferred compensation expense	$387	$311	$157

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
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
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Lancaster Colony Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lancaster Colony Corporation and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated August 22, 2024, expressed an unqualified opinion on those financial statements.
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
August 22, 2024

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our November 2024 Annual Meeting of Shareholders (“2024 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
The information regarding delinquent Section 16(a) reports, if any, is incorporated by reference to the material under the heading “Delinquent Section 16(a) Reports” in our 2024 Proxy Statement.
The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2024 Proxy Statement.
The information regarding our Code of Business Ethics is incorporated by reference to the information contained in our 2024 Proxy Statement.
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and anyone employed by or associated with Lancaster Colony, which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2024 Proxy Statement.
The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2024 and 2023 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2024 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2024 and 2023 and for each of the three years in the period ended June 30, 2024, together with the report thereon of Deloitte & Touche LLP dated August 22, 2024, are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets as of June 30, 2024 and 2023
Consolidated Statements of Income for the years ended June 30, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended June 30, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended June 30, 2024, 2023 and 2022
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
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

10.1
Credit Agreement dated as of March 6, 2024 among Lancaster Colony Corporation, the Lenders, The Huntington National Bank as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed March 8, 2024).

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

10.8(a)
Form of Restricted Stock Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed November 2, 2023).

10.9(a)
Form of Performance Unit Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed November 2, 2023).

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

10.12(a)	Employment Offer Letter to Thomas K. Pigott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed March 15, 2019).

10.13(a)	Lancaster Colony Corporation Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (000-04065), filed November 2, 2023).

10.14(a)	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed November 15, 2018).

19*	Lancaster Colony Corporation Insider Trading Policy.

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Lancaster Colony Corporation Recoupment of Incentive Compensation Policy.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page of Lancaster Colony Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)

By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director

Date:	August 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID A. CIESINSKI	President, Chief Executive Officer	August 22, 2024
David A. Ciesinski	and Director
(Principal Executive Officer)

/s/ THOMAS K. PIGOTT	Vice President, Chief Financial Officer	August 22, 2024
Thomas K. Pigott	and Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ ALAN F. HARRIS	Chairman of the Board	August 15, 2024
Alan F. Harris	and Director

/s/ ZENA SRIVATSA ARNOLD	Director	August 15, 2024
Zena Srivatsa Arnold

/s/ BARBARA L. BRASIER	Director	August 15, 2024
Barbara L. Brasier

/s/ ROBERT L. FOX	Director	August 15, 2024
Robert L. Fox

/s/ ELLIOT K. FULLEN	Director	August 15, 2024
Elliot K. Fullen

/s/ JOHN B. GERLACH, JR.	Director	August 15, 2024
John B. Gerlach, Jr.

/s/ MICHAEL H. KEOWN	Director	August 15, 2024
Michael H. Keown

/s/ GEORGE F. KNIGHT III	Director	August 16, 2024
George F. Knight III

/s/ ROBERT P. OSTRYNIEC	Director	August 15, 2024
Robert P. Ostryniec