Form 10-Q
period 2024-09-30
LANCASTER COLONY CORP
filed 2024-10-31
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 11, 2024, there were approximately 27,565,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	September 30, 2024	June 30, 2024
ASSETS
Current Assets:
Cash and equivalents	$135,058	$163,443
Receivables	101,505	95,560
Inventories:
Raw materials	40,061	38,212
Finished goods	153,602	135,040
Total inventories	193,663	173,252
Other current assets	22,361	11,738
Total current assets	452,587	443,993
Property, Plant and Equipment:
Property, plant and equipment-gross	893,157	877,526
Less accumulated depreciation	412,767	399,830
Property, plant and equipment-net	480,390	477,696
Other Assets:
Goodwill	208,371	208,371
Operating lease right-of-use assets	52,663	55,128
Other noncurrent assets	22,199	21,743
Total	$1,216,210	$1,206,931
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$109,236	$118,811
Accrued liabilities	63,941	65,158
Total current liabilities	173,177	183,969
Noncurrent Operating Lease Liabilities	42,258	44,557
Other Noncurrent Liabilities	14,203	15,357
Deferred Income Taxes	41,520	37,276
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-September-27,565,702 shares; June-27,527,090 shares	154,434	153,616
Retained earnings	1,584,477	1,564,642
Accumulated other comprehensive loss	(8,573)	(8,640)
Common stock in treasury, at cost	(785,286)	(783,846)
Total shareholders’ equity	945,052	925,772
Total	$1,216,210	$1,206,931
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2024	2023
Net Sales	$466,558	$461,572
Cost of Sales	355,734	352,850
Gross Profit	110,824	108,722
Selling, General and Administrative Expenses	54,960	51,947
Operating Income	55,864	56,775
Other, Net	2,019	857
Income Before Income Taxes	57,883	57,632
Taxes Based on Income	13,182	13,681
Net Income	$44,701	$43,951
Net Income Per Common Share:
Basic	$1.62	$1.60
Diluted	$1.62	$1.59

Weighted Average Common Shares Outstanding:
Basic	27,457	27,449
Diluted	27,478	27,473
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2024	2023
Net Income	$44,701	$43,951
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of loss, before tax	132	144
Amortization of prior service credit, before tax	(45)	(45)
Total Other Comprehensive Income, Before Tax	87	99
Tax Attributes of Items in Other Comprehensive Income:
Amortization of loss, tax	(30)	(34)
Amortization of prior service credit, tax	10	11
Total Tax Expense	(20)	(23)
Other Comprehensive Income, Net of Tax	67	76
Comprehensive Income	$44,768	$44,027
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$44,701	$43,951
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	14,357	13,592
Deferred income taxes and other changes	4,740	5,765
Stock-based compensation expense	2,369	2,569
Pension plan activity	142	(64)
Changes in operating assets and liabilities:
Receivables	(5,945)	(5,109)
Inventories	(20,411)	(19,543)
Other current assets	(10,623)	(1,870)
Accounts payable and accrued liabilities	(9,438)	(3,676)
Net cash provided by operating activities	19,892	35,615
Cash Flows From Investing Activities:
Payments for property additions	(17,635)	(18,331)
Other-net	(2,281)	(1,412)
Net cash used in investing activities	(19,916)	(19,743)
Cash Flows From Financing Activities:
Payment of dividends	(24,866)	(23,445)
Purchase of treasury stock	(1,440)	(6,650)
Tax withholdings for stock-based compensation	(1,551)	—
Principal payments for finance leases	(504)	(504)
Net cash used in financing activities	(28,361)	(30,599)
Net change in cash and equivalents	(28,385)	(14,727)
Cash and equivalents at beginning of year	163,443	88,473
Cash and equivalents at end of period	$135,058	$73,746
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$15,594	$6,231
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2024
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2024	27,527	$153,616	$1,564,642	$(8,640)	$(783,846)	$925,772
Net income			44,701			44,701
Net pension and postretirement benefit gains, net of $20 tax effect				67		67
Cash dividends - common stock ($0.90 per share)			(24,866)			(24,866)
Purchase of treasury stock	(7)				(1,440)	(1,440)
Stock-based plans	46	(1,551)				(1,551)
Stock-based compensation expense		2,369				2,369
Balance, September 30, 2024	27,566	$154,434	$1,584,477	$(8,573)	$(785,286)	$945,052

	Three Months Ended September 30, 2023
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2023	27,528	$143,870	$1,503,963	$(9,365)	$(776,201)	$862,267
Net income			43,951			43,951
Net pension and postretirement benefit gains, net of $23 tax effect				76		76
Cash dividends - common stock ($0.85 per share)			(23,445)			(23,445)
Purchase of treasury stock	(40)				(6,650)	(6,650)
Stock-based plans	29	—				—
Stock-based compensation expense		2,569				2,569
Balance, September 30, 2023	27,517	$146,439	$1,524,469	$(9,289)	$(782,851)	$878,768
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Lancaster Colony Corporation and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant” or the “Company” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our 2024 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2025 refers to fiscal 2025, which is the period from July 1, 2024 to June 30, 2025.
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

	September 30,
	2024	2023
Construction in progress in Accounts Payable	$4,165	$10,165
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $21.4 million and $31.6 million at September 30, 2024 and June 30, 2024, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended September 30,
	2024	2023
Net income	$44,701	$43,951
Net income available to participating securities	(124)	(136)
Net income available to common shareholders	$44,577	$43,815

Weighted average common shares outstanding – basic	27,457	27,449
Incremental share effect from:
Nonparticipating restricted stock	4	3
Stock-settled stock appreciation rights (1)	3	11
Performance units	14	10
Weighted average common shares outstanding – diluted	27,478	27,473

Net income per common share – basic	$1.62	$1.60
Net income per common share – diluted	$1.62	$1.59
(1)Excludes the impact of 0.1 million weighted average stock-settled stock appreciation rights outstanding for the three months ended September 30, 2023 because their effect was antidilutive.
Accumulated Other Comprehensive Loss
The following table presents the amounts reclassified out of accumulated other comprehensive loss by component:

	Three Months Ended September 30,
	2024	2023
Accumulated other comprehensive loss at beginning of period	$(8,640)	$(9,365)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	147	159
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(15)	(15)
Amortization of prior service credit	(45)	(45)
Total other comprehensive income, before tax	87	99
Total tax expense	(20)	(23)
Other comprehensive income, net of tax	67	76
Accumulated other comprehensive loss at end of period	$(8,573)	$(9,289)
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2024 Annual Report on Form 10-K.

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
Note 2 – Long-Term Debt
At September 30, 2024 and June 30, 2024, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 6, 2029, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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
At September 30, 2024 and June 30, 2024, we had no borrowings outstanding under the Facility. At September 30, 2024 and June 30, 2024, we had $2.6 million and $2.2 million, respectively, of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three months ended September 30, 2024 and 2023.
Note 3 – Commitments and Contingencies
At September 30, 2024, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
Note 4 – Goodwill
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at September 30, 2024 and June 30, 2024.

Note 5 – Income Taxes
Prepaid federal income taxes of $8.1 million and $0.8 million were included in Other Current Assets at September 30, 2024 and June 30, 2024, respectively. Accrued state and local income taxes of $1.0 million and $0.3 million were included in Accrued Liabilities at September 30, 2024 and June 30, 2024, respectively.

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
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at September 30, 2024 is generally consistent with that of June 30, 2024.
We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended September 30,
	2024	2023
Net Sales
Retail	$239,571	$242,184
Foodservice	226,987	219,388
Total	$466,558	$461,572
Operating Income
Retail	$56,175	$53,124
Foodservice	24,309	26,633
Corporate Expenses	(24,620)	(22,982)
Total	$55,864	$56,775
The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended September 30,
	2024	2023
Retail
Shelf-stable dressings, sauces and croutons	$101,025	$98,581
Frozen breads	83,899	79,630
Refrigerated dressings, dips and other	54,647	63,973
Total Retail net sales	$239,571	$242,184
Foodservice
Dressings and sauces	$170,339	$165,271
Frozen breads and other	56,648	54,117
Total Foodservice net sales	$226,987	$219,388
Total net sales	$466,558	$461,572

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended September 30,
	2024	2023
Foodservice
National accounts	$175,947	$171,586
Branded and other	51,040	47,802
Total Foodservice net sales	$226,987	$219,388
Note 7 – Stock-Based Compensation
There have been no changes to our stock-based compensation plan as disclosed in our 2024 Annual Report on Form 10-K.
Our restricted stock compensation expense was $1.4 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively. At September 30, 2024, there was $9.4 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Our performance units compensation expense was $1.0 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively. At September 30, 2024, there was $8.0 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.3 million for the three months ended September 30, 2023. At September 30, 2024, there was no unrecognized compensation expense related to SSSARs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2025 refers to fiscal 2025, which is the period from July 1, 2024 to June 30, 2025.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto, all included elsewhere in this report, and our 2024 Annual Report on Form 10-K. The forward-looking statements in this section and other parts of this report involve risks, uncertainties and other factors, including statements regarding our plans, objectives, goals, strategies, and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements due to these factors. For more information, see the section below entitled “Forward-Looking Statements.”
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
•demonstrated success with strategic licensing programs in Retail through both new and established relationships in the foodservice industry;
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

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended September 30,
	2024	2023	Change
Net Sales	$466,558	$461,572	$4,986	1.1%
Cost of Sales	355,734	352,850	2,884	0.8%
Gross Profit	110,824	108,722	2,102	1.9%
Gross Margin	23.8%	23.6%
Selling, General and Administrative Expenses	54,960	51,947	3,013	5.8%
Operating Income	55,864	56,775	(911)	(1.6)%
Operating Margin	12.0%	12.3%
Other, Net	2,019	857	1,162	135.6%
Income Before Income Taxes	57,883	57,632	251	0.4%
Taxes Based on Income	13,182	13,681	(499)	(3.6)%
Effective Tax Rate	22.8%	23.7%
Net Income	$44,701	$43,951	$750	1.7%
Diluted Net Income Per Common Share	$1.62	$1.59	$0.03	1.9%
Net Sales
Consolidated net sales for the three months ended September 30, 2024 increased 1.1% to a first quarter record $466.6 million versus $461.6 million last year, reflecting higher net sales for the Foodservice segment as partially offset by lower net sales for the Retail segment. The increase in Foodservice segment net sales was driven primarily by volume gains. The decline in Retail segment net sales reflects the impact of prior-year sales attributed to the perimeter-of-the-store bakery product lines we exited in March 2024. Breaking down the 1.1% increase in consolidated net sales, approximately 2.4% is attributed to volume/mix impacts partially offset by net pricing, including a higher level of trade spending in Retail. Consolidated sales volumes, measured in pounds shipped, increased 2.1% for the three months ended September 30, 2024. Excluding the impact of all sales attributed to the perimeter-of-the-store bakery product lines, consolidated sales volumes increased 2.7%.
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended September 30, 2024 increased $2.1 million to a first quarter record $110.8 million driven by volume growth and our cost savings programs. Our pricing net of commodity costs, or PNOC, was close to neutral.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2024 increased 5.8% to $55.0 million compared to $51.9 million in the prior-year period. This increase reflects higher expenditures to support the continued growth of our business, including investments in personnel and IT, in addition to higher legal costs, as partially offset by prior-year expenses for Project Ascent.
Expenses attributed to Project Ascent, our ERP initiative, were included within Corporate Expenses and classified separately through 2024. A portion of the costs classified as Project Ascent expenses represent ongoing costs that have continued subsequent to the completion of our ERP implementation in 2024. Beginning in 2025, these ongoing costs are no longer classified separately as Project Ascent expenses.
Operating Income
Operating income decreased $0.9 million to $55.9 million for the three months ended September 30, 2024 due to the higher SG&A expenses, as partially offset by the increase in gross profit.
See discussion of operating results by segment following the discussion of “Earnings Per Share” below.

Taxes Based on Income
Our effective tax rate was 22.8% and 23.7% for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Three Months Ended September 30,
	2024	2023
Statutory rate	21.0%	21.0%
State and local income taxes	1.5	2.6
Net windfall tax benefits - stock-based compensation	(0.1)	—
Other	0.4	0.1
Effective rate	22.8%	23.7%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights, vesting of restricted stock awards and vesting of performance units. For the three months ended September 30, 2024 and 2023, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.1% and less than 0.1%, respectively.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share for the first quarter of 2025 totaled $1.62, as compared to $1.59 per diluted share in the prior year.
Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended September 30.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Change
Net Sales	$239,571	$242,184	$(2,613)	(1.1)%
Operating Income	$56,175	$53,124	$3,051	5.7%
Operating Margin	23.4%	21.9%
For the three months ended September 30, 2024, Retail segment net sales decreased 1.1% to $239.6 million from the prior-year total of $242.2 million. The decrease in Retail segment net sales reflects the impact of sales attributed to the perimeter-of-the-store bakery product lines we exited in March 2024, in addition to a higher and more normalized level of trade spending as we invested more to support our brands and launch new items. Excluding the perimeter-of-the-store bakery product lines we exited, Retail net sales increased 1.4%. Retail segment net sales include volume gains for our licensing program led by our recently introduced Subway® sauces and expanding distribution for Texas Roadhouse® dinner rolls following a successful pilot test. Our Reames® frozen egg noodles also contributed to volume growth. Retail segment sales volumes, measured in pounds shipped, increased 0.3%. Excluding the impact of all sales attributed to our perimeter-of-the-store bakery product lines, Retail sales volumes increased 1.9%.
For the three months ended September 30, 2024, Retail segment operating income increased 5.7% to $56.2 million due to a more favorable sales mix and our cost savings programs.
Foodservice Segment

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023	Change
Net Sales	$226,987	$219,388	$7,599	3.5%
Operating Income	$24,309	$26,633	$(2,324)	(8.7)%
Operating Margin	10.7%	12.1%

For the three months ended September 30, 2024, Foodservice segment net sales grew 3.5% to $227.0 million compared to $219.4 million in the prior-year period driven by increased demand from several of our national chain restaurant account customers and growth for our Marzetti® branded Foodservice products. Foodservice segment sales volumes, measured in pounds shipped, increased 3.1%.
For the three months ended September 30, 2024, Foodservice segment operating income decreased 8.7% to $24.3 million driven by higher supply chain costs, investments in customer programs, and increased brokerage expenses, as partially offset by the beneficial impact of the higher sales volumes.
Corporate Expenses
For the three months ended September 30, 2024 and 2023, corporate expenses totaled $24.6 million and $23.0 million, respectively. This increase primarily reflects investments in personnel, as well as higher legal expenses.
LOOKING FORWARD
Looking forward to our fiscal second quarter and the remainder of our fiscal year, we anticipate Retail segment sales will continue to benefit from our growing licensing program, driven by our new product introductions, including Subway sauces and Texas Roadhouse dinner rolls. Our newly launched New York BRAND® Bakery gluten-free garlic bread will also add to the Retail segment’s sales. In the Foodservice segment, we anticipate continued volume gains from select quick-service restaurant customers in our mix of national chain restaurant accounts, while external factors, including U.S. economic performance and consumer behavior, will likely impact demand. With respect to our input costs, in aggregate we do not foresee significant impacts from commodity cost inflation or deflation.
We will continue to periodically reassess our allocation of capital to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders.
FINANCIAL CONDITION
Cash Flows
For the three months ended September 30, 2024, net cash provided by operating activities totaled $19.9 million, as compared to $35.6 million in the prior-year period. This decrease was primarily due to the year-over-year changes in net working capital, particularly accounts payable and other current assets. The current-year period reflected the unfavorable cash flow impacts of both lower accounts payable and higher prepaid federal income taxes while the prior-year period benefited from an increase in accounts payable. Changes in accounts payable were impacted by the timing of payments.
Cash used in investing activities for the three months ended September 30, 2024 of $19.9 million was comparable to $19.7 million in the prior year.
Cash used in financing activities for the three months ended September 30, 2024 of $28.4 million decreased from the prior-year total of $30.6 million. This decrease reflects lower levels of share repurchases, as partially offset by higher tax withholdings for stock-based compensation and higher dividend payments.
Liquidity and Capital Resources
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at September 30, 2024. At September 30, 2024, we had $2.6 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2029, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on liens, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2024, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At September 30, 2024, there were no events that would constitute a default under this facility.
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
We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of September 30, 2024 and purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations is expected to be due within one year.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those policies disclosed in our 2024 Annual Report on Form 10-K.
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
•the impact of fluctuations in our pension plan asset values on funding levels, contributions required and benefit costs; and
•certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2024 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2024 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,124,291 common shares remained authorized for future repurchases at September 30, 2024. This share repurchase authorization does not have a stated expiration date. In the first quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1-31, 2024	—	$—	—	1,131,564
August 1-31, 2024(1)	7,257	$198.02	7,257	1,124,307
September 1-30, 2024(1)	16	$181.11	16	1,124,291
Total	7,273	$197.98	7,273	1,124,291
(1)Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 6. Exhibits
See Index to Exhibits below.
INDEX TO EXHIBITS

Exhibit Number	Description

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	October 31, 2024	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	October 31, 2024	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)