Form 10-Q
period 2024-12-31
LANCASTER COLONY CORP
filed 2025-02-04
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 10, 2025, there were approximately 27,572,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	December 31, 2024	June 30, 2024
ASSETS
Current Assets:
Cash and equivalents	$203,073	$163,443
Receivables	99,150	95,560
Inventories:
Raw materials	45,059	38,212
Finished goods	122,111	135,040
Total inventories	167,170	173,252
Other current assets	11,579	11,738
Total current assets	480,972	443,993
Property, Plant and Equipment:
Property, plant and equipment-gross	896,620	877,526
Less accumulated depreciation	418,077	399,830
Property, plant and equipment-net	478,543	477,696
Other Assets:
Goodwill	208,371	208,371
Operating lease right-of-use assets	51,528	55,128
Other noncurrent assets	20,444	21,743
Total	$1,239,858	$1,206,931
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$104,506	$118,811
Accrued liabilities	62,744	65,158
Total current liabilities	167,250	183,969
Noncurrent Operating Lease Liabilities	41,528	44,557
Other Noncurrent Liabilities	13,807	15,357
Deferred Income Taxes	37,407	37,276
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-December-27,571,897 shares; June-27,527,090 shares	156,934	153,616
Retained earnings	1,607,211	1,564,642
Accumulated other comprehensive income (loss)	1,010	(8,640)
Common stock in treasury, at cost	(785,289)	(783,846)
Total shareholders’ equity	979,866	925,772
Total	$1,239,858	$1,206,931
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands, except per share data)	2024	2023	2024	2023
Net Sales	$509,301	$485,916	$975,859	$947,488
Cost of Sales	376,533	364,448	732,267	717,298
Gross Profit	132,768	121,468	243,592	230,190
Selling, General and Administrative Expenses	57,107	55,714	112,067	107,661
Operating Income	75,661	65,754	131,525	122,529
Pension Settlement Charge	(13,968)	—	(13,968)	—
Other, Net	1,541	1,425	3,560	2,282
Income Before Income Taxes	63,234	67,179	121,117	124,811
Taxes Based on Income	14,241	15,695	27,423	29,376
Net Income	$48,993	$51,484	$93,694	$95,435
Net Income Per Common Share:
Basic and Diluted	$1.78	$1.87	$3.40	$3.47

Weighted Average Common Shares Outstanding:
Basic	27,480	27,425	27,468	27,437
Diluted	27,495	27,440	27,487	27,457
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands)	2024	2023	2024	2023
Net Income	$48,993	$51,484	$93,694	$95,435
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Net loss arising during the period, before tax	(1,549)	—	(1,549)	—
Pension settlement charge, before tax	13,968	—	13,968	—
Amortization of loss, before tax	133	143	265	287
Amortization of prior service credit, before tax	(46)	(45)	(91)	(90)
Total Other Comprehensive Income, Before Tax	12,506	98	12,593	197
Tax Attributes of Items in Other Comprehensive Income:
Net loss arising during the period, tax	362	—	362	—
Pension settlement charge, tax	(3,264)	—	(3,264)	—
Amortization of loss, tax	(32)	(33)	(62)	(67)
Amortization of prior service credit, tax	11	10	21	21
Total Tax Expense	(2,923)	(23)	(2,943)	(46)
Other Comprehensive Income, Net of Tax	9,583	75	9,650	151
Comprehensive Income	$58,576	$51,559	$103,344	$95,586
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
(Amounts in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$93,694	$95,435
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	29,406	27,525
Deferred income taxes and other changes	(1,144)	2,272
Stock-based compensation expense	4,915	5,423
Pension plan activity	14,253	96
Changes in operating assets and liabilities:
Receivables	(3,590)	14,779
Inventories	6,082	73
Other current assets	159	(413)
Accounts payable and accrued liabilities	(16,265)	(3,667)
Net cash provided by operating activities	127,510	141,523
Cash Flows From Investing Activities:
Payments for property additions	(28,660)	(37,136)
Other-net	(4,045)	(3,080)
Net cash used in investing activities	(32,705)	(40,216)
Cash Flows From Financing Activities:
Payment of dividends	(51,125)	(48,255)
Purchase of treasury stock	(1,443)	(6,692)
Tax withholdings for stock-based compensation	(1,597)	(3)
Principal payments for finance leases	(1,010)	(982)
Net cash used in financing activities	(55,175)	(55,932)
Net change in cash and equivalents	39,630	45,375
Cash and equivalents at beginning of year	163,443	88,473
Cash and equivalents at end of period	$203,073	$133,848
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$20,913	$14,278
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended December 31, 2024
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2024	27,527	$153,616	$1,564,642	$(8,640)	$(783,846)	$925,772
Net income			44,701			44,701
Net pension and postretirement benefit gains, net of $20 tax effect				67		67
Cash dividends - common stock ($0.90 per share)			(24,866)			(24,866)
Purchase of treasury stock	(7)				(1,440)	(1,440)
Stock-based plans	46	(1,551)				(1,551)
Stock-based compensation expense		2,369				2,369
Balance, September 30, 2024	27,566	$154,434	$1,584,477	$(8,573)	$(785,286)	$945,052
Net income			48,993			48,993
Pension settlement charge, net of $3,264 tax effect				10,704		10,704
Other net pension and postretirement benefit losses, net of $(341) tax effect				(1,121)		(1,121)
Cash dividends - common stock ($0.95 per share)			(26,259)			(26,259)
Purchase of treasury stock	—				(3)	(3)
Stock-based plans	6	(46)				(46)
Stock-based compensation expense		2,546				2,546
Balance, December 31, 2024	27,572	$156,934	$1,607,211	$1,010	$(785,289)	$979,866
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

	December 31,
	2024	2023
Construction in progress in Accounts Payable	$5,902	$6,408
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $22.5 million and $31.6 million at December 31, 2024 and June 30, 2024, respectively.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income	$48,993	$51,484	$93,694	$95,435
Net income available to participating securities	(136)	(157)	(260)	(292)
Net income available to common shareholders	$48,857	$51,327	$93,434	$95,143

Weighted average common shares outstanding – basic	27,480	27,425	27,468	27,437
Incremental share effect from:
Nonparticipating restricted stock	3	3	4	3
Stock-settled stock appreciation rights (1)	2	7	3	9
Performance units	10	5	12	8
Weighted average common shares outstanding – diluted	27,495	27,440	27,487	27,457

Net income per common share – basic and diluted	$1.78	$1.87	$3.40	$3.47
(1)Excludes the impact of 0.1 million weighted average stock-settled stock appreciation rights outstanding for the three and six months ended December 31, 2023 because their effect was antidilutive.
Accumulated Other Comprehensive Income (Loss)
The following table presents the amounts reclassified out of accumulated other comprehensive income (loss) by component:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Accumulated other comprehensive loss at beginning of period	$(8,573)	$(9,289)	$(8,640)	$(9,365)
Defined Benefit Pension Plan Items:
Net loss arising during the period	(1,549)	—	(1,549)	—
Settlement charge (1)	13,968	—	13,968	—
Amortization of unrecognized net loss (1)	147	158	294	317
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(14)	(15)	(29)	(30)
Amortization of prior service credit	(46)	(45)	(91)	(90)
Total other comprehensive income, before tax	12,506	98	12,593	197
Total tax expense	(2,923)	(23)	(2,943)	(46)
Other comprehensive income, net of tax	9,583	75	9,650	151
Accumulated other comprehensive income (loss) at end of period	$1,010	$(9,214)	$1,010	$(9,214)
(1)Included in the computation of net periodic benefit cost for our pension plans. See Note 8 for additional information.
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
In November 2024, the FASB issued new accounting guidance requiring disclosure of disaggregated income statement expenses. For each relevant expense caption presented on the face of the income statement, the following expense components must be presented in a tabular format within the notes to the financial statements at each interim and annual reporting period: purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion expense. Certain amounts already required to be disclosed under current GAAP requirements must also be presented in the same disclosure as the new disaggregation requirements. The new guidance also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, the total amount of selling expenses must be disclosed, and, in annual reporting periods, our definition of selling expenses must also be provided. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. This guidance will be effective for our annual disclosures in fiscal 2028 and for our interim-period disclosures in fiscal 2029. As the guidance only relates to disclosures, there will be no impact on our financial position or results of operations.
Note 2 – Long-Term Debt
At December 31, 2024 and June 30, 2024, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 6, 2029, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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
At December 31, 2024 and June 30, 2024, we had no borrowings outstanding under the Facility. At December 31, 2024 and June 30, 2024, we had $2.6 million and $2.2 million, respectively, of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three and six months ended December 31, 2024 and 2023.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 3 – Commitments and Contingencies
At December 31, 2024, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
On November 18, 2024, we entered into a purchase agreement to acquire a sauce and dressing production facility and related real estate in the Atlanta, Georgia area along with certain equipment and assets contained in the facility for a purchase price of $75 million in cash, subject to closing adjustments. The transaction is expected to close during our fiscal third quarter ending March 31, 2025.
Note 4 – Goodwill
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $51.0 million, respectively, at December 31, 2024 and June 30, 2024.

Note 5 – Income Taxes
Accrued federal income taxes of $7.9 million were included in Accrued Liabilities at December 31, 2024. Prepaid federal income taxes of $0.8 million were included in Other Current Assets at June 30, 2024. Accrued state and local income taxes of $1.0 million and $0.3 million were included in Accrued Liabilities at December 31, 2024 and June 30, 2024, respectively.
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
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at December 31, 2024 is generally consistent with that of June 30, 2024.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net Sales
Retail	$280,752	$263,992	$520,323	$506,176
Foodservice	228,549	221,924	455,536	441,312
Total	$509,301	$485,916	$975,859	$947,488
Operating Income
Retail	$69,037	$59,521	$125,212	$112,645
Foodservice	30,324	27,145	54,633	53,778
Corporate Expenses	(23,700)	(20,912)	(48,320)	(43,894)
Total	$75,661	$65,754	$131,525	$122,529
The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Retail
Shelf-stable dressings, sauces and croutons	$103,584	$95,168	$204,609	$193,749
Frozen breads	129,262	121,696	213,161	201,326
Refrigerated dressings, dips and other	47,906	47,128	102,553	111,101
Total Retail net sales	$280,752	$263,992	$520,323	$506,176
Foodservice
Dressings and sauces	$167,598	$162,730	$337,937	$328,001
Frozen breads and other	60,951	59,194	117,599	113,311
Total Foodservice net sales	$228,549	$221,924	$455,536	$441,312
Total net sales	$509,301	$485,916	$975,859	$947,488
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Foodservice
National accounts	$175,785	$170,884	$351,732	$342,470
Branded and other	52,764	51,040	103,804	98,842
Total Foodservice net sales	$228,549	$221,924	$455,536	$441,312
Note 7 – Stock-Based Compensation
There have been no changes to our stock-based compensation plan as disclosed in our 2024 Annual Report on Form 10-K.
Our restricted stock compensation expense was $1.4 million and $1.5 million for the three months ended December 31, 2024 and 2023, respectively. Year-to-date restricted stock compensation expense was $2.8 million for the current-year period compared to $2.7 million for the prior-year period. At December 31, 2024, there was $9.3 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Our performance units compensation expense was $1.1 million and $1.0 million for the three months ended December 31, 2024 and 2023, respectively. Year-to-date performance units compensation expense was $2.1 million for both the current-year and prior-year periods. At December 31, 2024, there was $6.9 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.3 million for the three months ended December 31, 2023. Year-to-date SSSARs compensation expense was $0.6 million for the prior-year period. At December 31, 2024, there was no unrecognized compensation expense related to SSSARs.
Note 8 – Pension Benefits
Prior to November 30, 2024, we sponsored multiple defined benefit pension plans that covered certain former employees under collective bargaining contracts related to closed or sold operations. All these plans were previously frozen. In August 2024, our Board of Directors approved the merger of all five pension plans and the termination of the resulting merged plan. The merged plan was terminated effective November 30, 2024. Lump sum distributions and annuity purchases from a highly rated insurance company were completed in December 2024. No additional pension plan contributions were required. As a result of the pension termination, we incurred a one-time noncash settlement charge of $14.0 million for the three and six months ended December 31, 2024.
The following table summarizes the components of net periodic benefit cost for our pension plans:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Components of net periodic benefit cost
Interest cost	$330	$346	$659	$691
Expected return on plan assets	(334)	(344)	(668)	(688)
Amortization of unrecognized net loss	147	158	294	317
Settlement charge	13,968	—	13,968	—
Net periodic benefit cost	$14,111	$160	$14,253	$320
The pension settlement charge is separately presented in the Condensed Consolidated Statements of Income. The other components of net periodic benefit cost are included in Other, Net.

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

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	Change		2024	2023	Change
Net Sales	$509,301	$485,916	$23,385	4.8%	$975,859	$947,488	$28,371	3.0%
Cost of Sales	376,533	364,448	12,085	3.3%	732,267	717,298	14,969	2.1%
Gross Profit	132,768	121,468	11,300	9.3%	243,592	230,190	13,402	5.8%
Gross Margin	26.1%	25.0%			25.0%	24.3%
Selling, General and Administrative Expenses	57,107	55,714	1,393	2.5%	112,067	107,661	4,406	4.1%
Operating Income	75,661	65,754	9,907	15.1%	131,525	122,529	8,996	7.3%
Operating Margin	14.9%	13.5%			13.5%	12.9%
Pension Settlement Charge	(13,968)	—	(13,968)	N/M	(13,968)	—	(13,968)	N/M
Other, Net	1,541	1,425	116	8.1%	3,560	2,282	1,278	56.0%
Income Before Income Taxes	63,234	67,179	(3,945)	(5.9)%	121,117	124,811	(3,694)	(3.0)%
Taxes Based on Income	14,241	15,695	(1,454)	(9.3)%	27,423	29,376	(1,953)	(6.6)%
Effective Tax Rate	22.5%	23.4%			22.6%	23.5%
Net Income	$48,993	$51,484	$(2,491)	(4.8)%	$93,694	$95,435	$(1,741)	(1.8)%
Diluted Net Income Per Common Share	$1.78	$1.87	$(0.09)	(4.8)%	$3.40	$3.47	$(0.07)	(2.0)%
Net Sales
Consolidated net sales for the three months ended December 31, 2024 increased 4.8% to a second quarter record $509.3 million versus $485.9 million last year, reflecting higher net sales for both the Retail and Foodservice segments driven primarily by volume gains. Year-over-year comparisons for the Retail segment were unfavorably impacted by prior-year sales attributed to the perimeter-of-the-store bakery product lines we exited in March 2024. Breaking down the 4.8% increase in consolidated net sales, higher core volumes and product mix contributed approximately 580 basis points, as partially offset by approximately 110 basis points attributed to the perimeter-of-the-store bakery product lines we exited. The remaining impact was net pricing. Consolidated sales volumes, measured in pounds shipped, increased 3.3% for the three months ended December 31, 2024. Excluding the impact of all sales attributed to the perimeter-of-the-store bakery product lines, consolidated sales volumes increased 3.8%.
Consolidated net sales for the six months ended December 31, 2024 increased 3.0% to $975.9 million versus $947.5 million last year, reflecting higher net sales for both the Retail and Foodservice segments driven primarily by volume gains. As noted above, year-over-year comparisons for the Retail segment were unfavorably impacted by prior-year sales attributed to the perimeter-of-the-store bakery product lines we exited in March 2024. Breaking down the 3.0% increase in consolidated net sales, higher core volumes and product mix contributed approximately 470 basis points, as partially offset by approximately 120 basis points attributed to the perimeter-of-the-store bakery product lines we exited. The remaining impact was net pricing, including a higher level of trade spending in Retail. Consolidated sales volumes, measured in pounds shipped, increased 2.7% for the six months ended December 31, 2024. Excluding the impact of all sales attributed to the perimeter-of-the-store bakery product lines, consolidated sales volumes increased 3.3%.
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended December 31, 2024 increased $11.3 million to a second quarter record $132.8 million driven by the higher sales volumes and more favorable sales mix, the positive impacts of our ongoing cost savings initiatives and some modest cost deflation.
Consolidated gross profit for the six months ended December 31, 2024 increased $13.4 million to $243.6 million driven by volume growth, the positive impacts of our cost savings programs and some modest cost deflation.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2024 increased 2.5% to $57.1 million compared to $55.7 million in the prior-year period. This increase reflects $1.6 million in incremental expenditures attributed to our planned acquisition of an Atlanta-based sauce and dressing production facility in addition to increased investments in personnel and IT, as partially offset by reduced brokerage costs and prior-year expenses for Project Ascent.

SG&A expenses for the six months ended December 31, 2024 increased 4.1% to $112.1 million compared to $107.7 million in the prior year. This increase reflects higher expenditures to support the continued growth of our business, including investments in personnel and IT, in addition to costs related to the planned Atlanta plant acquisition and higher legal costs, as partially offset by prior-year expenses for Project Ascent and reduced brokerage costs.
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
Operating Income

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2024	2023	Change		2024	2023	Change
Operating Income - Excluding Acquisition Costs	$77,281	$65,754	$11,527	17.5%	$133,145	$122,529	$10,616	8.7%
SG&A Expenses - Acquisition Costs	(1,620)	—	(1,620)	N/M	(1,620)	—	(1,620)	N/M
Total Operating Income	$75,661	$65,754	$9,907	15.1%	$131,525	$122,529	$8,996	7.3%
Operating income increased $9.9 million to $75.7 million for the three months ended December 31, 2024 due to the increase in gross profit, as partially offset by the higher SG&A expenses. Costs related to the planned Atlanta plant acquisition totaled $1.6 million for the three months ended December 31, 2024.
Operating income increased $9.0 million to $131.5 million for the six months ended December 31, 2024 due to the increase in gross profit, as partially offset by the higher SG&A expenses. Costs related to the planned Atlanta plant acquisition totaled $1.6 million for the six months ended December 31, 2024.
See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Pension Settlement Charge
Prior to November 30, 2024, we sponsored multiple defined benefit pension plans that covered certain former employees under collective bargaining contracts related to closed or sold operations. All these plans were previously frozen. In August 2024, our Board of Directors approved the merger of all five pension plans and the termination of the resulting merged plan. The merged plan was terminated effective November 30, 2024. Lump sum distributions and annuity purchases from a highly rated insurance company were completed in December 2024. As a result of the pension termination, we incurred a one-time noncash settlement charge of $14.0 million for the three and six months ended December 31, 2024. See further discussion in Note 8 to the condensed consolidated financial statements.
Taxes Based on Income
Our effective tax rate was 22.6% and 23.5% for the six months ended December 31, 2024 and 2023, respectively. For the six months ended December 31, 2024 and 2023, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Six Months Ended December 31,
	2024	2023
Statutory rate	21.0%	21.0%
State and local income taxes	1.4	2.3
Net windfall tax benefits - stock-based compensation	(0.1)	—
Other	0.3	0.2
Effective rate	22.6%	23.5%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights, vesting of restricted stock awards and vesting of performance units. For the six months ended December 31, 2024 and 2023, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.1% and less than 0.1%, respectively.

Earnings Per Share
As influenced by the factors discussed above, diluted net income per share for the second quarter of 2025 totaled $1.78, as compared to $1.87 per diluted share in the prior year. For the three months ended December 31, 2024, the pension settlement charge reduced diluted earnings per share by $0.39 and costs related to the planned Atlanta plant acquisition reduced diluted earnings per share by $0.05. For the three months ended December 31, 2023, expenditures for Project Ascent reduced diluted earnings per share by $0.06.
For the six months ended December 31, 2024, diluted net income per share totaled $3.40, as compared to $3.47 per diluted share in the prior year. For the six months ended December 31, 2024, the pension settlement charge reduced diluted earnings per share by $0.39 and costs related to the planned Atlanta plant acquisition reduced diluted earnings per share by $0.05. For the six months ended December 31, 2023, expenditures for Project Ascent reduced diluted earnings per share by $0.16.
Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended December 31.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2024	2023	Change		2024	2023	Change
Net Sales	$280,752	$263,992	$16,760	6.3%	$520,323	$506,176	$14,147	2.8%
Operating Income	$69,037	$59,521	$9,516	16.0%	$125,212	$112,645	$12,567	11.2%
Operating Margin	24.6%	22.5%			24.1%	22.3%
For the three months ended December 31, 2024, Retail segment net sales increased 6.3% to $280.8 million from the prior-year total of $264.0 million. The increase in Retail segment net sales reflects higher sales volumes resulting from growth in both our licensing program and our own brands. Year-over-year comparisons for the Retail segment were unfavorably impacted by prior-year sales attributed to the perimeter-of-the-store bakery product lines we exited in March 2024. Excluding the perimeter-of-the-store bakery product lines we exited, Retail net sales increased 8.4%. Key contributors to the increase in Retail segment net sales included our licensing program, most notably our recently introduced Texas Roadhouse® dinner rolls, as well as Buffalo Wild Wings® sauces, Subway® sauces and Olive Garden® dressings. Our Marzetti® brand caramel dips and refrigerated dressings also helped drive the increase in Retail net sales. Retail segment sales volumes, measured in pounds shipped, increased 6.0%. Excluding the impact of all sales attributed to our perimeter-of-the-store bakery product lines, Retail sales volumes increased 7.4%.
For the six months ended December 31, 2024, Retail segment net sales increased 2.8% to $520.3 million compared to the prior-year total of $506.2 million. The increase in Retail segment net sales reflects higher sales volumes. Year-over-year comparisons for the Retail segment were unfavorably impacted by prior-year sales attributed to the perimeter-of-the-store bakery product lines we exited in March 2024. Excluding the perimeter-of-the-store bakery product lines we exited, Retail net sales increased 5.1%. Retail segment net sales growth was driven by our licensing program led by Texas Roadhouse® dinner rolls, Subway® sauces and Buffalo Wild Wings® sauces. Our Marzetti® brand caramel dips and refrigerated dressings, in addition to our recently introduced gluten-free New York BRAND® Bakery frozen garlic bread, also added to the growth in Retail net sales. Retail segment sales volumes, measured in pounds shipped, increased 3.3%. Excluding the impact of all sales attributed to our perimeter-of-the-store bakery product lines, Retail sales volumes increased 4.8%.
For the three months ended December 31, 2024, Retail segment operating income increased 16.0% to $69.0 million due to the higher sales volume and more favorable sales mix, our cost savings programs and some modest cost deflation.
For the six months ended December 31, 2024, Retail segment operating income increased 11.2% to $125.2 million due to the higher sales volume and more favorable sales mix, our cost savings programs and some modest cost deflation.
Foodservice Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2024	2023	Change		2024	2023	Change
Net Sales	$228,549	$221,924	$6,625	3.0%	$455,536	$441,312	$14,224	3.2%
Operating Income	$30,324	$27,145	$3,179	11.7%	$54,633	$53,778	$855	1.6%
Operating Margin	13.3%	12.2%			12.0%	12.2%

For the three months ended December 31, 2024, Foodservice segment net sales grew 3.0% to $228.5 million compared to $221.9 million in the prior-year period driven by increased demand from several of our national chain restaurant account customers and growth for our Marzetti® branded Foodservice products. Foodservice segment sales volumes, measured in pounds shipped, increased 1.5%.
For the six months ended December 31, 2024, Foodservice segment net sales increased 3.2% to $455.5 million from the prior-year total of $441.3 million driven by increased demand from several of our national chain restaurant account customers and growth for our Marzetti® branded Foodservice products. Foodservice segment sales volumes, measured in pounds shipped, increased 2.3%.
For the three months ended December 31, 2024, Foodservice segment operating income increased 11.7% to $30.3 million driven by our cost savings programs, the beneficial impact of the higher sales volumes and some modest cost deflation, as partially offset by higher supply chain costs.
For the six months ended December 31, 2024, Foodservice segment operating income increased 1.6% to $54.6 million driven by the beneficial impact of the higher sales volumes and modest cost deflation, as partially offset by higher supply chain costs and investments in customer programs.
Corporate Expenses
For the three months ended December 31, 2024 and 2023, corporate expenses totaled $23.7 million and $20.9 million, respectively. This increase primarily reflects investments in personnel and costs related to the planned Atlanta plant acquisition.
For the six months ended December 31, 2024 and 2023, corporate expenses totaled $48.3 million and $43.9 million, respectively. This increase primarily reflects investments in personnel, costs related to the planned Atlanta plant acquisition and higher legal expenses.
LOOKING FORWARD
Looking forward to our fiscal third quarter and the remainder of our fiscal year, we project Retail sales will continue to benefit from our expanding licensing program and growth from investments in innovation for our own brands such as New York BRAND® Bakery. In the Foodservice segment, we anticipate continued volume growth from select customers in our mix of national chain restaurant accounts. With respect to our input costs, in aggregate we do not foresee significant impacts from commodity cost inflation or deflation.
We also look forward to completing the asset purchase transaction for the Atlanta-based sauce and dressing production facility during our fiscal third quarter as an important strategic addition to our manufacturing network. This facility will benefit our core sauce and dressing operations through improved operational efficiency, incremental capacity, and closer proximity to certain core customers while enhancing our manufacturing network from a business continuity standpoint.
We will continue to periodically reassess our allocation of capital to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders.
FINANCIAL CONDITION
Cash Flows
For the six months ended December 31, 2024, net cash provided by operating activities totaled $127.5 million, as compared to $141.5 million in the prior-year period. This decrease was primarily due to the year-over-year changes in net working capital, particularly accounts receivable and accounts payable, as partially offset by inventories. The accounts receivable impact related to a large decline in the prior-year period due to the timing of sales and customer payments. The current-year period reflected the unfavorable cash flow impact of lower accounts payable as impacted by the timing of payments. These fluctuations were partially offset by the favorable cash flow impact of a decline in inventories due to lower levels of finished goods on-hand at December 31, 2024. Excluding the current-year noncash pension settlement charge, higher net income also provided a partial offset to the unfavorable working capital changes.
Cash used in investing activities for the six months ended December 31, 2024 was $32.7 million, as compared to $40.2 million in the prior year. This decrease primarily reflects a lower level of payments for property additions in the current year.
Cash used in financing activities for the six months ended December 31, 2024 of $55.2 million decreased from the prior-year total of $55.9 million. This decrease reflects lower levels of share repurchases, as partially offset by higher levels of dividend payments and tax withholdings for stock-based compensation.

Liquidity and Capital Resources
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at December 31, 2024. At December 31, 2024, we had $2.6 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2029, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on liens, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2024, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At December 31, 2024, there were no events that would constitute a default under this facility.
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
On November 18, 2024, we entered into a purchase agreement to acquire a sauce and dressing production facility and related real estate in the Atlanta, Georgia area along with certain equipment and assets contained in the facility for a purchase price of $75 million in cash, subject to closing adjustments. We intend to pay the purchase price with cash on hand. The transaction is expected to close during our fiscal third quarter ending March 31, 2025.
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures, dividend payments and the acquisition discussed above. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2025 could total between $70 and $80 million.
Beyond the next 12 months, we expect that cash provided by operating activities will be the primary source of liquidity. This source, combined with our existing balances in cash and equivalents and amounts available under the Facility, is expected to be sufficient to meet our overall cash requirements.
We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of December 31, 2024, the planned Atlanta plant acquisition discussed above, and purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations is expected to be due within one year.
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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,124,275 common shares remained authorized for future repurchases at December 31, 2024. This share repurchase authorization does not have a stated expiration date. In the second quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1-31, 2024	—	$—	—	1,124,291
November 1-30, 2024(1)	16	$180.47	16	1,124,275
December 1-31, 2024	—	$—	—	1,124,275
Total	16	$180.47	16	1,124,275
(1)Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 6. Exhibits
See Index to Exhibits below.
INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Purchase and Sale Agreement dated November 18, 2024, by and between Marzetti Manufacturing Company and Winland Foods, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (000-04065), filed November 18, 2024).

10.1
Confidential Severance Agreement and General Release, effective December 3, 2024, between T. Marzetti Company and Carl R. Stealey (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed December 6, 2024).

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	February 4, 2025	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	February 4, 2025	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)