Form 10-Q
period 2025-03-31
LANCASTER COLONY CORP
filed 2025-04-30
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 11, 2025, there were approximately 27,569,000 shares of Common Stock, without par value, outstanding.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	March 31, 2025	June 30, 2024
ASSETS
Current Assets:
Cash and equivalents	$124,561	$163,443
Receivables	106,859	95,560
Inventories:
Raw materials	49,310	38,212
Finished goods	141,835	135,040
Total inventories	191,145	173,252
Other current assets	17,090	11,738
Total current assets	439,655	443,993
Property, Plant and Equipment:
Property, plant and equipment-gross	970,223	877,526
Less accumulated depreciation	432,336	399,830
Property, plant and equipment-net	537,887	477,696
Other Assets:
Goodwill	223,472	208,371
Operating lease right-of-use assets	53,838	55,128
Other noncurrent assets	21,760	21,743
Total	$1,276,612	$1,206,931
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$121,068	$118,811
Accrued liabilities	65,316	65,158
Total current liabilities	186,384	183,969
Noncurrent Operating Lease Liabilities	41,819	44,557
Other Noncurrent Liabilities	14,506	15,357
Deferred Income Taxes	37,655	37,276
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-March-27,569,107 shares; June-27,527,090 shares	158,494	153,616
Retained earnings	1,622,155	1,564,642
Accumulated other comprehensive income (loss)	964	(8,640)
Common stock in treasury, at cost	(785,365)	(783,846)
Total shareholders’ equity	996,248	925,772
Total	$1,276,612	$1,206,931
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands, except per share data)	2025	2024	2025	2024
Net Sales	$457,836	$471,446	$1,433,695	$1,418,934
Cost of Sales	351,874	366,952	1,084,141	1,084,250
Gross Profit	105,962	104,494	349,554	334,684
Selling, General and Administrative Expenses	56,085	57,211	168,152	164,872
Restructuring and Impairment Charges	—	12,137	—	12,137
Operating Income	49,877	35,146	181,402	157,675
Pension Settlement Charge	—	—	(13,968)	—
Other, Net	1,960	1,748	5,520	4,030
Income Before Income Taxes	51,837	36,894	172,954	161,705
Taxes Based on Income	10,713	8,544	38,136	37,920
Net Income	$41,124	$28,350	$134,818	$123,785
Net Income Per Common Share:
Basic and Diluted	$1.49	$1.03	$4.89	$4.50

Weighted Average Common Shares Outstanding:
Basic	27,482	27,436	27,473	27,437
Diluted	27,496	27,451	27,490	27,455
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands)	2025	2024	2025	2024
Net Income	$41,124	$28,350	$134,818	$123,785
Other Comprehensive (Loss) Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Net loss arising during the period, before tax	—	—	(1,549)	—
Pension settlement charge, before tax	—	—	13,968	—
Amortization of (gain) loss, before tax	(15)	143	250	430
Amortization of prior service credit, before tax	(45)	(45)	(136)	(135)
Total Other Comprehensive (Loss) Income, Before Tax	(60)	98	12,533	295
Tax Attributes of Items in Other Comprehensive (Loss) Income:
Net loss arising during the period, tax	—	—	362	—
Pension settlement charge, tax	—	—	(3,264)	—
Amortization of (gain) loss, tax	3	(34)	(59)	(101)
Amortization of prior service credit, tax	11	11	32	32
Total Tax Benefit (Expense)	14	(23)	(2,929)	(69)
Other Comprehensive (Loss) Income, Net of Tax	(46)	75	9,604	226
Comprehensive Income	$41,078	$28,425	$144,422	$124,011
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
(Amounts in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income	$134,818	$123,785
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	45,056	41,894
Deferred income taxes and other changes	887	(2,616)
Stock-based compensation expense	6,475	8,921
Restructuring and impairment charges	—	12,137
Pension plan activity	14,253	256
Changes in operating assets and liabilities:
Receivables	(11,299)	12,330
Inventories	(13,828)	(2,823)
Other current assets	(5,449)	483
Accounts payable and accrued liabilities	2,404	23,087
Net cash provided by operating activities	173,317	217,454
Cash Flows From Investing Activities:
Payments for property additions	(43,715)	(52,008)
Cash paid for acquisition	(78,819)	—
Proceeds from sale of property	—	50
Other-net	(7,720)	(5,400)
Net cash used in investing activities	(130,254)	(57,358)
Cash Flows From Financing Activities:
Payment of dividends	(77,305)	(73,113)
Purchase of treasury stock	(1,519)	(7,621)
Tax withholdings for stock-based compensation	(1,597)	(1,613)
Principal payments for finance leases	(1,524)	(1,466)
Net cash used in financing activities	(81,945)	(83,813)
Net change in cash and equivalents	(38,882)	76,283
Cash and equivalents at beginning of year	163,443	88,473
Cash and equivalents at end of period	$124,561	$164,756
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$42,169	$29,151
See accompanying notes to condensed consolidated financial statements.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended March 31, 2025
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2024	27,527	$153,616	$1,564,642	$(8,640)	$(783,846)	$925,772
Net income			44,701			44,701
Net pension and postretirement benefit gains, net of $20 tax effect				67		67
Cash dividends - common stock ($0.90 per share)			(24,866)			(24,866)
Purchase of treasury stock	(7)				(1,440)	(1,440)
Stock-based plans	46	(1,551)				(1,551)
Stock-based compensation expense		2,369				2,369
Balance, September 30, 2024	27,566	$154,434	$1,584,477	$(8,573)	$(785,286)	$945,052
Net income			48,993			48,993
Pension settlement charge, net of $3,264 tax effect				10,704		10,704
Other net pension and postretirement benefit losses, net of $(341) tax effect				(1,121)		(1,121)
Cash dividends - common stock ($0.95 per share)			(26,259)			(26,259)
Purchase of treasury stock	—				(3)	(3)
Stock-based plans	6	(46)				(46)
Stock-based compensation expense		2,546				2,546
Balance, December 31, 2024	27,572	$156,934	$1,607,211	$1,010	$(785,289)	$979,866
Net income			41,124			41,124
Net postretirement benefit losses, net of $(14) tax effect				(46)		(46)
Cash dividends - common stock ($0.95 per share)			(26,180)			(26,180)
Purchase of treasury stock	(1)				(76)	(76)
Stock-based plans	(2)	—				—
Stock-based compensation expense		1,560				1,560
Balance, March 31, 2025	27,569	$158,494	$1,622,155	$964	$(785,365)	$996,248
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
Subsequent Event
On April 24, 2025, we committed to a plan to close our sauce and dressing production facility in Milpitas, California as part of our ongoing strategic initiative to better optimize our manufacturing network. Production at the facility is expected to conclude in the quarter ending September 30, 2025. We expect to record restructuring and impairment charges related to this closure of approximately $6 million in the quarter ending June 30, 2025. These charges will consist of impairment charges for personal property and operating lease right-of-use assets, one-time termination benefits, and other closing costs. The operations of this facility will not be classified as discontinued operations as the closure does not represent a strategic shift that would have a major effect on our operations or financial results.
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

	March 31,
	2025	2024
Construction in progress in Accounts Payable	$5,550	$4,144
In the three months ended March 31, 2024, we recorded an impairment charge of $6.2 million for certain property, plant and equipment related to Angelic Bakehouse (“Angelic”) and Flatout. This charge resulted from our decision to exit our perimeter-of-the-store bakery product lines, which triggered impairment testing, and represented the excess of the carrying value over the fair value. The fair value at March 31, 2024 was based on estimated selling prices for the real estate and manufacturing equipment at the Angelic sprouted grain bakery facility in Cudahy, Wisconsin and the Flatout flatbread facility in Saline, Michigan, which represented a Level 3 measurement within the fair value hierarchy. The impairment charge was reflected in Restructuring and Impairment Charges and was not allocated to our two reportable segments due to its unusual nature.
Intangible Assets
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $28.4 million and $31.6 million at March 31, 2025 and June 30, 2024, respectively.
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

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income	$41,124	$28,350	$134,818	$123,785
Net income available to participating securities	(109)	(65)	(363)	(333)
Net income available to common shareholders	$41,015	$28,285	$134,455	$123,452

Weighted average common shares outstanding – basic	27,482	27,436	27,473	27,437
Incremental share effect from:
Nonparticipating restricted stock	1	2	3	3
Stock-settled stock appreciation rights (1)	2	4	2	7
Performance units	11	9	12	8
Weighted average common shares outstanding – diluted	27,496	27,451	27,490	27,455

Net income per common share – basic and diluted	$1.49	$1.03	$4.89	$4.50
(1)Excludes the impact of 0.1 million weighted average stock-settled stock appreciation rights outstanding for the nine months ended March 31, 2024 because their effect was antidilutive.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Accumulated Other Comprehensive Income (Loss)
The following table presents the amounts reclassified out of accumulated other comprehensive income (loss) by component:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Accumulated other comprehensive income (loss) at beginning of period	$1,010	$(9,214)	$(8,640)	$(9,365)
Defined Benefit Pension Plan Items:
Net loss arising during the period	—	—	(1,549)	—
Settlement charge (1)	—	—	13,968	—
Amortization of unrecognized net loss (1)	—	158	294	475
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(15)	(15)	(44)	(45)
Amortization of prior service credit	(45)	(45)	(136)	(135)
Total other comprehensive (loss) income, before tax	(60)	98	12,533	295
Total tax benefit (expense)	14	(23)	(2,929)	(69)
Other comprehensive (loss) income, net of tax	(46)	75	9,604	226
Accumulated other comprehensive income (loss) at end of period	$964	$(9,139)	$964	$(9,139)
(1)Included in the computation of net periodic benefit cost for our pension plans. See Note 9 for additional information.
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
Note 2 – Acquisition
On February 18, 2025, we completed the acquisition of a sauce and dressing production facility and related real estate in the Atlanta, Georgia area (“Atlanta plant”) along with certain equipment and assets contained in the facility from Winland Foods, Inc. This facility will benefit our core sauce and dressing operations through improved operational efficiency, incremental capacity, and closer proximity to certain core customers while enhancing our manufacturing network from a business continuity standpoint. The purchase price of $78.8 million, which included inventory adjustments and is subject to future post-closing adjustments, was funded with cash on hand. The results of operations for this facility have been included in our condensed consolidated financial statements from the date of acquisition. This acquisition is not significant to our financial position or results of operations.
The following table summarizes the preliminary purchase price allocation based on the fair value of the net assets acquired.

Preliminary Purchase Price Allocation
Inventories	$4,065
Property, plant and equipment	59,373
Goodwill (tax deductible)	15,101
Other noncurrent assets	301
Current liabilities	(21)
Net assets acquired	$78,819
Further adjustments may occur to the allocation above as certain aspects of the transaction, most notably final inventory adjustments, are finalized during the measurement period.
The goodwill recognized above arose because the purchase price for the Atlanta plant reflected a number of factors, including the production capabilities of the facility and the potential to expand production in the future. Goodwill also resulted from the workforce acquired. As this facility is expected to primarily produce products for our Foodservice segment, all goodwill from this acquisition was recorded to the Foodservice segment. We did not identify any intangible assets apart from goodwill.
Pro forma results of operations have not been presented herein as the acquisition was not material to our results of operations.
Note 3 – Long-Term Debt
At March 31, 2025 and June 30, 2024, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 6, 2029, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

At March 31, 2025 and June 30, 2024, we had no borrowings outstanding under the Facility. At March 31, 2025 and June 30, 2024, we had $2.6 million and $2.2 million, respectively, of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three and nine months ended March 31, 2025 and 2024.
Note 4 – Commitments and Contingencies
At March 31, 2025, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
Note 5 – Goodwill
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $66.1 million, respectively, at March 31, 2025 compared to $157.4 million and $51.0 million, respectively, at June 30, 2024. The increase in goodwill is the result of the Atlanta plant acquisition in February 2025. See further discussion in Note 2.
The following table is a rollforward of goodwill by reportable segment from June 30, 2024 to March 31, 2025:

	Retail	Foodservice	Total
Goodwill at beginning of year	$157,396	$50,975	$208,371
Goodwill acquired during the period	—	15,101	15,101
Goodwill at end of period	$157,396	$66,076	$223,472

Note 6 – Income Taxes
Prepaid federal income taxes of $2.6 million and $0.8 million were included in Other Current Assets at March 31, 2025 and June 30, 2024, respectively. Accrued state and local income taxes of $0.7 million and $0.3 million were included in Accrued Liabilities at March 31, 2025 and June 30, 2024, respectively.
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
Foodservice - The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated sauces, salad dressings, frozen breads and yeast rolls. The majority of our Foodservice sales are products sold under private label to national chain restaurant accounts. We also manufacture and sell various branded Foodservice products to distributors. Finally, within this segment, for a period of up to twelve months commencing in March 2025, we are manufacturing and selling certain salad dressing and sauce products under a temporary supply agreement (“TSA”) resulting from the Atlanta plant acquisition.
As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our Chief Operating Decision Maker does not review, separate balance sheets for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets by reportable segment. The composition of our identifiable assets at March 31, 2025 is generally consistent with that of June 30, 2024.

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We evaluate our Retail and Foodservice segments based on net sales and operating income which follow:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net Sales
Retail	$241,532	$248,054	$761,855	$754,230
Foodservice	216,304	223,392	671,840	664,704
Total	$457,836	$471,446	$1,433,695	$1,418,934
Operating Income
Retail	$45,578	$47,313	$170,790	$159,958
Foodservice	28,111	24,334	82,744	78,112
Nonallocated Restructuring and Impairment Charges (1)	—	(12,137)	—	(12,137)
Corporate Expenses	(23,812)	(24,364)	(72,132)	(68,258)
Total	$49,877	$35,146	$181,402	$157,675
(1)Reflects restructuring and impairment charges related to our decision to exit our perimeter-of-the-store bakery product lines; these charges were not allocated to our two reportable segments due to their unusual nature.
The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Retail
Shelf-stable dressings, sauces and croutons	$116,690	$113,569	$321,299	$307,318
Frozen breads	84,218	82,459	297,379	283,785
Refrigerated dressings, dips and other	40,624	52,026	143,177	163,127
Total Retail net sales	$241,532	$248,054	$761,855	$754,230
Foodservice
Dressings and sauces	$159,957	$165,779	$497,894	$493,780
Frozen breads and other	54,284	57,613	171,883	170,924
Other dressings and sauces for TSA	2,063	—	2,063	—
Total Foodservice net sales	$216,304	$223,392	$671,840	$664,704
Total net sales	$457,836	$471,446	$1,433,695	$1,418,934
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Foodservice
National accounts	$166,082	$173,066	$517,814	$515,536
Branded and other	48,159	50,326	151,963	149,168
Other dressings and sauces for TSA	2,063	—	2,063	—
Total Foodservice net sales	$216,304	$223,392	$671,840	$664,704

LANCASTER COLONY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 8 – Stock-Based Compensation
There have been no changes to our stock-based compensation plan as disclosed in our 2024 Annual Report on Form 10-K.
Our restricted stock compensation expense was $1.4 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively. Year-to-date restricted stock compensation expense was $4.2 million for both the current-year and prior-year periods. At March 31, 2025, there was $8.1 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
Our performance units compensation expense was $0.2 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively. Year-to-date performance units compensation expense was $2.3 million for the current-year period compared to $3.7 million for the prior-year period. At March 31, 2025, there was $5.4 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.
Our stock-settled stock appreciation rights (“SSSARs”) compensation expense was $0.4 million for the three months ended March 31, 2024. Year-to-date SSSARs compensation expense was $1.0 million for the prior-year period. At March 31, 2025, there was no unrecognized compensation expense related to SSSARs.
Note 9 – Pension Benefits
Prior to November 30, 2024, we sponsored multiple defined benefit pension plans that covered certain former employees under collective bargaining contracts related to closed or sold operations. All these plans were previously frozen. In August 2024, our Board of Directors approved the merger of all five pension plans and the termination of the resulting merged plan. The merged plan was terminated effective November 30, 2024. Lump sum distributions and annuity purchases from a highly rated insurance company were completed in December 2024. No additional pension plan contributions were required. As a result of the pension termination, we incurred a one-time noncash settlement charge of $14.0 million for the nine months ended March 31, 2025.
The following table summarizes the components of net periodic benefit cost for our pension plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Components of net periodic benefit cost
Interest cost	$—	$345	$659	$1,036
Expected return on plan assets	—	(343)	(668)	(1,031)
Amortization of unrecognized net loss	—	158	294	475
Settlement charge	—	—	13,968	—
Net periodic benefit cost	$—	$160	$14,253	$480
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
With respect to long-term growth, we continually evaluate the future opportunities and needs for our business specific to our plant infrastructure, production capacity, IT platforms and initiatives to support and strengthen our operations. Recent examples of resulting investments include:
•the acquisition of a sauce and dressing production facility in the Atlanta, Georgia area in February 2025;
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

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	Change		2025	2024	Change
Net Sales	$457,836	$471,446	$(13,610)	(2.9)%	$1,433,695	$1,418,934	$14,761	1.0%
Cost of Sales	351,874	366,952	(15,078)	(4.1)%	1,084,141	1,084,250	(109)	—%
Gross Profit	105,962	104,494	1,468	1.4%	349,554	334,684	14,870	4.4%
Gross Margin	23.1%	22.2%			24.4%	23.6%
Selling, General and Administrative Expenses	56,085	57,211	(1,126)	(2.0)%	168,152	164,872	3,280	2.0%
Restructuring and Impairment Charges	—	12,137	(12,137)	(100.0)%	—	12,137	(12,137)	(100.0)%
Operating Income	49,877	35,146	14,731	41.9%	181,402	157,675	23,727	15.0%
Operating Margin	10.9%	7.5%			12.7%	11.1%
Pension Settlement Charge	—	—	—	N/M	(13,968)	—	(13,968)	N/M
Other, Net	1,960	1,748	212	12.1%	5,520	4,030	1,490	37.0%
Income Before Income Taxes	51,837	36,894	14,943	40.5%	172,954	161,705	11,249	7.0%
Taxes Based on Income	10,713	8,544	2,169	25.4%	38,136	37,920	216	0.6%
Effective Tax Rate	20.7%	23.2%			22.0%	23.5%
Net Income	$41,124	$28,350	$12,774	45.1%	$134,818	$123,785	$11,033	8.9%
Diluted Net Income Per Common Share	$1.49	$1.03	$0.46	44.7%	$4.89	$4.50	$0.39	8.7%
Net Sales
Consolidated net sales for the three months ended March 31, 2025 decreased 2.9% to $457.8 million versus $471.4 million last year, reflecting lower net sales for both the Retail and Foodservice segments driven primarily by volume declines. Year-over-year comparisons for the Retail segment were unfavorably impacted by prior-year sales attributed to the perimeter-of-the-store bakery product lines we exited in March 2024. Year-over-year comparisons for the Foodservice segment were favorably impacted by a temporary supply agreement (“TSA”) resulting from our acquisition of a sauce and dressing production facility located in Atlanta, Georgia (“Atlanta plant”). The acquisition was completed in February 2025. The TSA commenced in March 2025 and will continue for a period of up to 12 months. Breaking down the 2.9% decrease in consolidated net sales as summarized in the table below, lower core volumes and product mix accounted for a decline of approximately 250 basis points, the exited perimeter-of-the-store bakery product lines reduced net sales approximately 100 basis points, and incremental sales attributed to the TSA added approximately 40 basis points. The remaining impact was net pricing. Excluding all sales attributed to both the exited perimeter-of-the-store bakery product lines and the TSA, consolidated net sales for the three months ended March 31, 2025 decreased 2.3%.

Breakdown of % Change in Consolidated Net Sales	Three Months Ended March 31, 2025
Change in Core Sales Volume / Mix	(2.5)%
Net Pricing Impact	0.2
Perimeter-of-the-Store Bakery Product Lines Exited March 2024	(1.0)
Incremental Sales for Temporary Supply Agreement (TSA)	0.4
Total Change in Net Sales	(2.9)%
Consolidated sales volumes, measured in pounds shipped, decreased 3.1% for the three months ended March 31, 2025. Excluding the impact of all sales attributed to both the exited perimeter-of-the-store bakery product lines and the TSA, consolidated sales volumes decreased 2.9%.

Consolidated net sales for the nine months ended March 31, 2025 increased 1.0% to $1,433.7 million versus $1,418.9 million last year, reflecting higher net sales for both the Retail and Foodservice segments driven primarily by volume gains. As noted above, year-over-year comparisons for the Retail segment were unfavorably impacted by prior-year sales attributed to the perimeter-of-the-store bakery product lines we exited in March 2024 and year-over-year comparisons for the Foodservice segment were favorably impacted by the TSA that commenced in March 2025. Breaking down the 1.0% increase in consolidated net sales as summarized in the table below, higher core volumes and product mix contributed approximately 230 basis points, as partially offset by approximately 110 basis points attributed to the exited perimeter-of-the-store bakery product lines. The incremental sales attributed to the TSA accounted for 10 basis points. The remaining impact was net pricing, including a higher level of trade spending in Retail. Excluding all sales attributed to both the exited perimeter-of-the-store bakery product lines and the TSA, consolidated net sales for the nine months ended March 31, 2025 increased 2.0%.

Breakdown of % Change in Consolidated Net Sales	Nine Months Ended March 31, 2025
Change in Core Sales Volume / Mix	2.3%
Net Pricing Impact	(0.3)
Perimeter-of-the-Store Bakery Product Lines Exited March 2024	(1.1)
Incremental Sales for Temporary Supply Agreement (TSA)	0.1
Total Change in Net Sales	1.0%
Consolidated sales volumes, measured in pounds shipped, increased 0.7% for the nine months ended March 31, 2025. Excluding the impact of all sales attributed to both the exited perimeter-of-the-store bakery product lines and the TSA, consolidated sales volumes increased 1.2%.
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended March 31, 2025 increased $1.5 million to a third quarter record $106.0 million. Consolidated gross profit benefited from our cost savings programs and some modest cost deflation while offsetting factors included the unfavorable impacts of the lower sales volume and startup costs associated with our newly acquired Atlanta plant. In the prior year, gross profit was unfavorably impacted by a $2.6 million inventory write-down resulting from our decision to exit our perimeter-of-the-store bakery product lines.
Consolidated gross profit for the nine months ended March 31, 2025 increased $14.9 million to $349.6 million driven by volume growth, the positive impacts of our cost savings programs and some modest cost deflation.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2025 decreased 2.0% to $56.1 million compared to $57.2 million in the prior-year period. This decline reflects reduced expenditures for compensation and benefits in addition to prior-year expenses for Project Ascent, as partially offset by incremental expenditures of $1.7 million in the current-year period attributed to the Atlanta plant acquisition. These incremental expenditures were primarily comprised of legal and professional fees.
SG&A expenses for the nine months ended March 31, 2025 increased 2.0% to $168.2 million compared to $164.9 million in the prior year. This increase includes investments in IT to support the continued growth of our business and $3.3 million in incremental expenditures in the current-year period attributed to the Atlanta plant acquisition, as partially offset by prior-year expenses for Project Ascent and reduced brokerage costs. The incremental acquisition-related expenditures were primarily comprised of legal and professional fees.
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
Restructuring and Impairment Charges
In the quarter ended March 31, 2024, we committed to a plan to exit our perimeter-of-the-store bakery product lines and close our Flatout flatbread facility in Saline, Michigan and our Angelic Bakehouse sprouted grain bakery facility in Cudahy, Wisconsin. Production at these facilities ceased in March 2024, and we completed the divestiture of the real estate and manufacturing equipment at these locations during the quarter ended June 30, 2024. The operations of these facilities were not classified as discontinued operations as the closures did not represent a strategic shift that would have a major effect on our operations or financial results. For the three and nine months ended March 31, 2024, we recorded restructuring and impairment charges of $12.1 million related to these closures, as well as $2.6 million recorded in Cost of Sales for the write-down of inventories. The restructuring and impairment charges, which consisted of impairment charges for fixed assets and intangible assets, one-time termination benefits and other closing costs, were not allocated to our two reportable segments due to their unusual nature whereas the $2.6 million write-down of inventories was recorded in our Retail segment.
Operating Income
Operating income grew $14.7 million to a third quarter record $49.9 million for the three months ended March 31, 2025. The increase in operating income reflects the higher gross profit and reduced SG&A expenses in addition to the impact of last year’s $12.1 million in restructuring and impairment charges. SG&A expenses related to the Atlanta plant acquisition, which were primarily comprised of legal and professional fees, totaled $1.7 million for the three months ended March 31, 2025. In the prior year quarter, operating income was unfavorably impacted by a $2.6 million dollar inventory write-down from our decision to exit our perimeter of the store bakery product lines.
Operating income grew $23.7 million to $181.4 million for the nine months ended March 31, 2025 due to the increase in gross profit and the prior-year restructuring and impairment charges, as partially offset by the higher SG&A expenses. SG&A expenses related to the Atlanta plant acquisition, which were primarily comprised of legal and professional fees, totaled $3.3 million for the nine months ended March 31, 2025.
The following table presents a reconciliation between operating income as reported in accordance with U.S. generally accepted accounting principles (“GAAP”) and adjusted operating income, which is a non-GAAP financial measure. Adjusted operating income excludes certain items affecting comparability that can impact the analysis of our underlying business performance and trends. Management uses this non-GAAP measure in preparation of our annual operating plan and for our monthly analysis of operating results. The excluded items consist of costs related to restructuring or acquisition activities.

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	Change		2025	2024	Change
Reported Operating Income	$49,877	$35,146	$14,731	41.9%	$181,402	$157,675	$23,727	15.0%
Cost of Sales - Inventory Write-Down for Product Line Exit	—	2,600	(2,600)	(100.0)%	—	2,600	(2,600)	(100.0)%
SG&A Expenses - Acquisition Costs	1,710	—	1,710	N/M	3,330	—	3,330	N/M
Restructuring and Impairment Charges	—	12,137	(12,137)	(100.0)%	—	12,137	(12,137)	(100.0)%
Adjusted Operating Income (non-GAAP)	$51,587	$49,883	$1,704	3.4%	$184,732	$172,412	$12,320	7.1%
See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Pension Settlement Charge
Prior to November 30, 2024, we sponsored multiple defined benefit pension plans that covered certain former employees under collective bargaining contracts related to closed or sold operations. All these plans were previously frozen. In August 2024, our Board of Directors approved the merger of all five pension plans and the termination of the resulting merged plan. The merged plan was terminated effective November 30, 2024. Lump sum distributions and annuity purchases from a highly rated insurance company were completed in December 2024. As a result of the pension termination, we incurred a one-time noncash settlement charge of $14.0 million for the nine months ended March 31, 2025. See further discussion in Note 9 to the condensed consolidated financial statements.
Taxes Based on Income
Our effective tax rate was 22.0% and 23.5% for the nine months ended March 31, 2025 and 2024, respectively. For the nine months ended March 31, 2025 and 2024, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Nine Months Ended March 31,
	2025	2024
Statutory rate	21.0%	21.0%
State and local income taxes	1.5	2.3
Net windfall tax benefits - stock-based compensation	(0.1)	—
Other	(0.4)	0.2
Effective rate	22.0%	23.5%

We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights, vesting of restricted stock awards and vesting of performance units. For the nine months ended March 31, 2025 and 2024, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.1% and less than 0.1%, respectively.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share for the third quarter of 2025 totaled $1.49, as compared to $1.03 per diluted share in the prior year. For the three months ended March 31, 2025, costs related to the Atlanta plant acquisition reduced diluted earnings per share by $0.05. For the three months ended March 31, 2024, costs related to our decision to exit our perimeter-of-the-store bakery product lines reduced diluted earnings per share by a total of $0.41. These exit costs included restructuring and impairment charges, which reduced diluted earnings per share by $0.34, and the inventory write-down, which reduced diluted earnings per share by $0.07. Expenditures for Project Ascent reduced diluted earnings per share by $0.05 for the three months ended March 31, 2024.
For the nine months ended March 31, 2025, diluted net income per share totaled $4.89, as compared to $4.50 per diluted share in the prior year. For the nine months ended March 31, 2025, the pension settlement charge reduced diluted earnings per share by $0.39 and costs related to the Atlanta plant acquisition reduced diluted earnings per share by $0.09. For the nine months ended March 31, 2024, costs related to our decision to exit our perimeter-of-the-store bakery product lines reduced diluted earnings per share by a total of $0.41. Expenditures for Project Ascent reduced diluted earnings per share by $0.22 for the nine months ended March 31, 2024.
Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended March 31.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	Change		2025	2024	Change
Net Sales	$241,532	$248,054	$(6,522)	(2.6)%	$761,855	$754,230	$7,625	1.0%
Operating Income	$45,578	$47,313	$(1,735)	(3.7)%	$170,790	$159,958	$10,832	6.8%
Operating Margin	18.9%	19.1%			22.4%	21.2%
For the three months ended March 31, 2025, Retail segment net sales decreased 2.6% to $241.5 million from the prior-year total of $248.1 million. The decrease in Retail segment net sales was driven by the unfavorable impact of the company’s exit from our perimeter-of-the-store bakery product lines in March 2024, which reduced the segment’s net sales by 1.9%, along with the shift of some Retail sales into our fiscal fourth quarter due to the later Easter holiday and an overall more challenging consumer environment. Despite these headwinds, our Retail segment’s licensing program remained a source for growth in the quarter as we began shipping Chick-fil-A® sauce into the club channel; our Texas RoadhouseTM dinner rolls continued to perform very well; and the Subway® sauces we introduced last March delivered incremental sales. Net sales for our category-leading New York BakeryTM frozen garlic bread products also improved. Retail segment sales volumes, measured in pounds shipped, decreased 2.2%. Excluding the impact of all sales attributed to our perimeter-of-the-store bakery product lines, Retail sales volumes decreased 0.9%.
For the nine months ended March 31, 2025, Retail segment net sales increased 1.0% to $761.9 million compared to the prior-year total of $754.2 million. The increase in Retail segment net sales reflects higher sales volumes. Year-over-year comparisons for the Retail segment were unfavorably impacted by prior-year sales attributed to the perimeter-of-the-store bakery product lines we exited in March 2024. Excluding the exited product lines, Retail net sales increased 3.2%. Retail segment net sales growth was driven by our licensing program led by Texas RoadhouseTM dinner rolls, Chick-fil-A® sauces and Subway® sauces. Our new gluten-free New York BakeryTM frozen garlic bread also added to the growth in Retail net sales. Retail segment sales volumes, measured in pounds shipped, increased 1.4%. Excluding the impact of all sales attributed to the exited perimeter-of-the-store bakery product lines, Retail sales volumes increased 2.9%.
For the three months ended March 31, 2025, Retail segment operating income decreased 3.7% to $45.6 million due to the lower sales volumes and increased supply chain costs, as partially offset by our cost savings programs. In the prior year, Retail segment operating income was unfavorably impacted by a $2.6 million inventory write-down resulting from our decision to exit our perimeter-of-the-store bakery product lines.

For the nine months ended March 31, 2025, Retail segment operating income increased 6.8% to $170.8 million due to the higher sales volume and more favorable sales mix, our cost savings programs and some modest cost deflation.
Foodservice Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	Change		2025	2024	Change
Net Sales	$216,304	$223,392	$(7,088)	(3.2)%	$671,840	$664,704	$7,136	1.1%
Operating Income	$28,111	$24,334	$3,777	15.5%	$82,744	$78,112	$4,632	5.9%
Operating Margin	13.0%	10.9%			12.3%	11.8%
For the three months ended March 31, 2025, Foodservice segment net sales decreased 3.2% to $216.3 million compared to $223.4 million in the prior-year period driven by an industry-wide slowdown in restaurant traffic. The decline also reflects the impact of menu changes as some customers shifted to value offerings. Excluding all sales attributed to the TSA resulting from the February 2025 Atlanta plant acquisition, Foodservice segment net sales decreased 4.1%. Foodservice segment sales volumes, measured in pounds shipped, decreased 3.6%. Excluding all TSA sales, Foodservice segment sales volumes declined 4.3%.
For the nine months ended March 31, 2025, Foodservice segment net sales increased 1.1% to $671.8 million from the prior-year total of $664.7 million driven by increased demand from several of our national chain restaurant account customers and growth for our Marzetti® branded Foodservice products. Foodservice segment sales volumes, measured in pounds shipped, increased 0.3%.
For the three months ended March 31, 2025, Foodservice segment operating income increased 15.5% to $28.1 million driven by our cost savings programs and some modest cost deflation, as partially offset by the lower sales volume and startup costs attributed to the newly acquired Atlanta plant.
For the nine months ended March 31, 2025, Foodservice segment operating income increased 5.9% to $82.7 million driven by the beneficial impact of our cost savings programs, cost deflation and higher sales volumes, as partially offset by higher supply chain costs.
Corporate Expenses
For the three months ended March 31, 2025 and 2024, corporate expenses totaled $23.8 million and $24.4 million, respectively. This decrease primarily reflects reduced expenditures for compensation and benefits in addition to prior-year expenses for Project Ascent, as partially offset by incremental expenditures of $1.7 million attributed to the Atlanta plant acquisition.
For the nine months ended March 31, 2025 and 2024, corporate expenses totaled $72.1 million and $68.3 million, respectively. This increase primarily reflects investments in IT to support the continued growth of our business and $3.3 million in incremental expenditures attributed to the Atlanta plant acquisition, as partially offset by prior-year expenses for Project Ascent.
LOOKING FORWARD
Looking forward to our fiscal fourth quarter, we anticipate some ongoing challenges with the consumer environment but are positioned to respond through innovation and incremental distribution in Retail and continuing to partner with our Foodservice customers to support their growth through collaboration on new menu items. We project that Retail segment sales will benefit from our licensing program, including expanding distribution for the recently introduced Texas RoadhouseTM dinner rolls and the extension of Chick-fil-A® sauce into the club channel. In the Foodservice segment, we anticipate continued growth from select customers in our mix of national chain restaurant accounts. With respect to our input costs, in aggregate we do not foresee significant impacts from commodity cost inflation or deflation.
We also look forward to further incorporating our newly acquired Atlanta-based sauce and dressing plant into our manufacturing network as we continue to add more production volume to that facility in the fiscal fourth quarter.
While the current tariff environment entails some uncertainty, based on our understanding of currently available information for existing and proposed tariffs, we do not anticipate the performance of our business will be materially impacted by tariffs.
We will continue to periodically reassess our allocation of capital to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders.

FINANCIAL CONDITION
Cash Flows
For the nine months ended March 31, 2025, net cash provided by operating activities totaled $173.3 million, as compared to $217.5 million in the prior-year period. This decrease was primarily due to the year-over-year changes in net working capital, particularly accounts receivable, accounts payable, accrued liabilities and inventories. The accounts receivable impact related to both a large increase in receivables in the current-year period and a large decline in receivables in the prior-year period due to the timing of sales and customer payments. The unfavorable year-over-year change for accounts payable and accrued liabilities resulted from prior-year increases in payables, as impacted by the timing of payments, and accrued federal income taxes. The inventory impact reflected a current-year increase in raw materials and finished goods on-hand. Higher net income provided a partial offset to the unfavorable working capital changes.
Cash used in investing activities for the nine months ended March 31, 2025 was $130.3 million, as compared to $57.4 million in the prior year. This increase primarily reflects the $78.8 million of cash paid for the February 2025 Atlanta plant acquisition, as partially offset by a lower level of payments for property additions in the current year.
Cash used in financing activities for the nine months ended March 31, 2025 of $81.9 million decreased from the prior-year total of $83.8 million. This decrease reflects lower levels of share repurchases, as partially offset by higher levels of dividend payments.
Liquidity and Capital Resources
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at March 31, 2025. At March 31, 2025, we had $2.6 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2029, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on liens, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2025, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At March 31, 2025, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures, dividend payments and the acquisition discussed above. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2025 will total an estimated $65 million.
Beyond the next 12 months, we expect that cash provided by operating activities will be the primary source of liquidity. This source, combined with our existing balances in cash and equivalents and amounts available under the Facility, is expected to be sufficient to meet our overall cash requirements.
We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of March 31, 2025, as well as purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations is expected to be due within one year.
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
•adverse changes in trade policies, including increased tariffs, retaliatory trade measures, or other trade restrictions;
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
•failure to maintain or renew license agreements;
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,123,842 common shares remained authorized for future repurchases at March 31, 2025. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1-31, 2025(1)	48	$173.14	48	1,124,227
February 1-28, 2025(1)	49	$191.40	49	1,124,178
March 1-31, 2025(1)	336	$175.00	336	1,123,842
Total	433	$176.65	433	1,123,842
(1)Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 6. Exhibits
See Index to Exhibits below.
INDEX TO EXHIBITS

Exhibit Number	Description

10.1(a)	Employment Offer Letter to Tanya Berman

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	The cover page of Lancaster Colony Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANCASTER COLONY CORPORATION
(Registrant)
Date:	April 30, 2025	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	April 30, 2025	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)