Form 10-K
period 2025-06-30
MARZETTI CO
filed 2025-08-21
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-04065

The Marzetti Company
(Exact name of registrant as specified in its charter)

Ohio		13-1955943
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

380 Polaris Parkway	Suite 400
Westerville	Ohio	43082
(Address of principal executive offices)		(Zip Code)

(614)	224-7141
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without par value	MZTI	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price at which such Common Stock was last sold as of December 31, 2024 was $3,377.8 million.
As of August 1, 2025, there were approximately 27,534,000 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its November 2025 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

THE MARZETTI COMPANY AND SUBSIDIARIES

PART I

Item 1. Business
GENERAL DEVELOPMENT OF BUSINESS
Company Overview
Reflecting the evolution and growth of our company, Lancaster Colony Corporation changed its name to The Marzetti Company effective June 27, 2025. Since the divestiture of our last non-food businesses in 2014, Lancaster Colony Corporation operated as a food-only business best-known by our customers, licensing partners, suppliers, and employees as Marzetti. While Lancaster Colony Corporation will always be an important part of our heritage, changing our company name to The Marzetti Company provides a single brand identity for our business across all stakeholders. As The Marzetti Company, we are positioned for further growth in today’s food industry with an authentic brand name rooted in quality, innovation and collaboration.
The Marzetti Company, an Ohio corporation, is a manufacturer and marketer of specialty food products for the retail and foodservice channels. Our principal executive offices are located at 380 Polaris Parkway, Suite 400, Westerville, Ohio 43082 and our telephone number is 614-224-7141.
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
As used in this Annual Report on Form 10-K and except as the context otherwise may require, the terms “we,” “us,” “our,” “registrant,” or “the Company” mean The Marzetti Company and its consolidated subsidiaries, except where it is clear that the term only means the parent company. Unless otherwise noted, references to “year” pertain to our fiscal year which ends on June 30; for example, 2025 refers to fiscal 2025, which is the period from July 1, 2024 to June 30, 2025.
Available Information
Our Internet website address is www.marzetticompany.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Investor Relations section of our website at investors.marzetticompany.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The information contained on our website or connected to it is not incorporated into this Annual Report on Form 10-K.
The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. The financial information relating to our business segments for the three years ended June 30, 2025, 2024 and 2023 is included in Note 9 to the consolidated financial statements, and located in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.

Retail Segment
The following table presents the primary Retail products we manufacture and sell under our brand names:

Products	Brand Names
Frozen Breads
Frozen garlic breads	New York BakeryTM
Frozen Parkerhouse style yeast rolls and dinner rolls	Sister Schubert’s®
Refrigerated Dressings and Dips
Salad dressings	Marzetti®, Marzetti SimplyTM
Vegetable dips and fruit dips	Marzetti®
Shelf-Stable Dressings and Croutons
Salad dressings	Marzetti®, Cardini’s®, Girard’s®
Croutons and salad toppings	New York BakeryTM, Chatham Village®, Marzetti®
We also manufacture and sell other products pursuant to brand license agreements, including Chick-fil-A® sauces and dressings, Olive Garden® dressings, Buffalo Wild Wings® sauces, Texas Roadhouse® steak sauces and frozen rolls, and Subway® sauces. Additionally, a small portion of our Retail sales are products sold under private label to retailers.
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
Our top five Retail customers accounted for 62%, 59% and 59% of this segment’s total net sales in 2025, 2024 and 2023, respectively.
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
The following table presents the primary Foodservice products we manufacture and sell under our brand names:

Products	Brand Names
Dressings and Sauces
Salad dressings	Marzetti®
Frozen Breads and Other
Frozen garlic breads	New York BakeryTM
Frozen Parkerhouse style yeast rolls and dinner rolls	Sister Schubert’s®
Frozen pasta	Marzetti Frozen Pasta®

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
Our top five Foodservice direct customers accounted for 53%, 53% and 58% of this segment’s total net sales in 2025, 2024 and 2023, respectively. Within our Foodservice segment, typically our largest direct customers are distributors that distribute our products primarily to foodservice national chain restaurant accounts.
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
NET SALES ATTRIBUTED TO SIGNIFICANT CUSTOMER RELATIONSHIPS
Net sales attributed to Walmart Inc. (“Walmart”) totaled 19%, 18% and 18% of consolidated net sales for 2025, 2024 and 2023, respectively.
Our relationship with Chick-fil-A, Inc. (“Chick-fil-A”), one of our national chain restaurant accounts, also represents a significant portion of our consolidated net sales. In Foodservice, we primarily supply Chick-fil-A indirectly through multiple distributors with the remainder supplied directly to Chick-fil-A. Chick-fil-A is also a significant contributor to our Retail sales as we sell their sauce and dressing products into the retail channel through an exclusive license agreement. Total net sales attributed to Chick-fil-A, including the Retail sales resulting from the exclusive license agreement and the Foodservice sales, totaled 29%, 28% and 26% of consolidated net sales for 2025, 2024 and 2023, respectively.
NET SALES BY CLASS OF PRODUCTS
The following table sets forth business segment information with respect to the percentage of net sales contributed by our primary classes of similar products:

	2025	2024	2023
Retail Segment:
Shelf-stable dressings, sauces and croutons	23%	23%	23%
Frozen breads	20%	19%	19%
Refrigerated dressings, dips and other	10%	11%	11%
Foodservice Segment:
Dressings and sauces	35%	35%	35%
Frozen breads and other	12%	12%	12%
MANUFACTURING
As of June 30, 2025, the majority of our products were manufactured and packaged at our 14 food plants located throughout the United States. Most of these plants produce products for both the Retail and Foodservice segments. Efficient and cost-effective production remains a key focus as evidenced by our cost savings initiatives. Certain items are also manufactured and packaged by third parties located in the United States, Canada and Europe.
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

GOVERNMENT REGULATION
Our business operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations promulgated under the Federal Food, Drug and Cosmetic Act and the Food Safety Modernization Act. We are also subject to various federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations did not have a material effect upon the level of capital expenditures, earnings or our competitive position in 2025 and is not expected to have a material impact in 2026.
HUMAN CAPITAL
As of June 30, 2025, we had 3,700 employees. Of those employees, 18% are represented under various ongoing collective bargaining contracts and 5% are represented under a collective bargaining contract that will expire within one year.
Our people are essential to our vision to be The Better Food Company — the industry leader in creating great tasting food and cultivating deep and lasting relationships with customers and consumers. The honesty, integrity and sound judgment of our people in following our Code of Conduct are what enable us to be successful and fulfill our company’s purpose To Nourish Growth With All That We Do.
Consistent with this purpose, our human capital management strategy emphasizes six key areas of focus: Health and Safety; Talent Acquisition; Total Rewards; Employee Engagement; Respect and Belonging; and Community Engagement. Our Board of Directors oversees this strategy and dedicates one Board meeting each year to a full review of talent.
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
Talent Acquisition
Our ability to attract, retain, and develop top talent is integral to our long-term success and sustainability. Our commitment to creating an environment that fosters growth, innovation, and excellence ensures that we remain well-positioned to meet both current and future business demands. We employ a strategic, inclusive approach to talent acquisition, which emphasizes the identification and recruitment of individuals whose skills, values, and expertise align with our corporate vision of becoming The Better Food Company. In order to drive our business forward, we focus on recruiting resilient, adaptable problem solvers who demonstrate the agility required to navigate an evolving industry landscape. Additionally, we seek empowered innovators who are motivated to push boundaries and engage in continuous learning, as well as collaborative team players who contribute to the strength of our organizational culture.
Through ongoing investments in learning, development, and leadership programs, we ensure that our workforce is equipped with the tools necessary to thrive in their roles. This commitment to professional development enables employees to pursue meaningful career paths while contributing to the achievement of our strategic objectives.
Total Rewards
We offer our employees competitive fixed and/or variable pay along with a Total Rewards package which typically includes medical, prescription, dental, vision and life insurance benefits, paid parental leave, adoption assistance, disability coverage, a 401(k) plan, and various employee assistance programs. We review external benchmarking annually to ensure our compensation and benefits offerings remain competitive.
In addition to our foundational compensation and benefits offerings, we continue to expand our Total Rewards program to strengthen our focus on work/life effectiveness and holistic well-being, which includes physical, financial, emotional, and social well-being. We genuinely want to help our people to thrive both personally and professionally and have cultivated a high-performing workplace built on trust, accountability and growth.
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

Respect and Belonging
We foster a collaborative work environment where all employees can thrive and feel a sense of respect and belonging. We honor the dignity of every individual, believing that this commitment enhances our ability to attract and retain a high-performing team. Our talent management strategy includes programs to support well-being, measure performance, encourage professional development, encourage belonging, and provide technical and leadership training to grow individual and team capability. We measure the experiences of our employees to identify areas for improvement and assess the effectiveness of our efforts. Our goal is to continuously develop a workplace where respect and belonging define our culture.
Community Engagement
Our volunteering and philanthropic efforts focus on reducing poverty and food insecurity while promoting good health and quality education for all. In 2025, our teams mobilized to support Pelotonia, Ronald McDonald House Charities, and Bonzy Charities. We regularly donate funds and volunteer time to a range of other community organizations and foundations as well, including the Children’s Hunger Alliance, National Veterans Memorial and Museum, Jobs for America’s Graduates, and local food banks.
RAW MATERIALS
During 2025, we obtained adequate supplies of raw materials and packaging. We rely on a variety of raw materials and packaging for the day-to-day production of our products, including soybean oil, various sweeteners, eggs, dairy-related products, flour, various films and plastic and paper packaging materials.
We purchase the majority of these materials on the open market to meet current requirements, but we also have some fixed-price contracts with terms generally one year or less. See further discussion in the “Risk Factors” section below and the “Financial Condition” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Although the availability and price of certain of these materials are influenced by weather, disease and the level of global demand, we anticipate that future sources of supply for 2026 will generally be available and adequate for our needs.

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
We have been, and in the future may be, impacted by both real and unfounded claims regarding the safety of our operations, or concerns regarding mislabeled, adulterated, contaminated or spoiled food products. Any of these circumstances could necessitate a voluntary or mandatory recall due to a substantial product hazard, a need to change a product’s labeling or other consumer safety concerns. A pervasive product recall may result in significant loss due to the costs of a recall, related legal claims, including claims arising from bodily injury or illness caused by our products, the destruction of product inventory, or lost sales due to product unavailability. A highly publicized product recall, whether involving us or any related products made by third parties, also could result in a loss of customers or an unfavorable change in consumer sentiment regarding our products or any category in which we operate. In addition, an allegation of noncompliance with federal or state food laws and regulations could result in production interruptions or shutdowns, delayed deliveries, discontinuation of product sales, or significant adverse publicity that could harm our credibility and decrease market acceptance of our products. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows. Any potential claim under our insurance policies may exceed our insurance coverage, may be subject to certain exceptions or may not be honored fully, in a timely manner, or at all.

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
Certain negative publicity regarding the food industry or our products could also increase our cost of operations. The food industry has been subject to negative publicity concerning “ultra-processed” foods and the health implications of genetically modified organisms, added sugars, trans fat, salt, artificial growth hormones, artificial colors and food additives, ingredients sourced from foreign suppliers and other supply chain concerns.
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
Our principal raw materials include soybean oil, packaging materials, flour, various sweeteners, dairy-related products and eggs. Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing or distribution capabilities, or by the capabilities or failures of our suppliers or contract manufacturers, due to factors that are hard to predict or beyond our control, such as adverse weather conditions, natural disasters, fire, terrorism, pandemics or similar public health emergencies, strikes, geopolitical events, or other events.
Production of the agricultural commodities used in our business may also be adversely affected by drought, water scarcity, temperature extremes, scarcity of suitable agricultural land, worldwide demand, changes in international trade arrangements, the imposition of tariffs by certain foreign governments, livestock disease (for example, avian influenza), crop disease and/or crop pests.
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
In addition, our retail partners and retail distributors may pressure us to rescind price increases we have announced or already implemented, whether through a change in list price or increased trade and promotional activity. We may experience further increases in the costs of raw materials and our ability to maintain prices or effectively implement price increases may be affected by several factors, including competition, effectiveness of our marketing programs, the continuing strength of our brands, market demand and general economic conditions, including broader inflationary pressures. If we cannot maintain or increase prices for our products or must increase trade and promotional activity, our margins may be adversely affected. Furthermore, price increases generally result in volume losses, as consumers tend to purchase fewer units at higher price points. If such losses are greater than expected or if we lose distribution due to price increases, our business, financial condition and results of operations may be materially and adversely affected.
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
Because we source certain products from single manufacturing sites and use third-party manufacturers for certain products, it is possible that we could experience a production disruption that results in a reduction or elimination of the availability of some of our products. If we are not able to obtain alternate production capability in a timely manner, or on favorable terms, it could have a negative impact on our business, results of operations, financial condition and cash flows, including the potential for long-term loss of product placement with various customers.
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
We have experienced labor shortages, increased labor costs and increased employee turnover, which were due in part to the COVID-19 pandemic and the related policies and mandates and exacerbated by inflationary costs. In this increasingly tight and competitive labor market, a sustained labor shortage or increased turnover rates within our workforce, or the workforce of any of our significant vendors, suppliers and other parties with which we do business, could lead to production or shipping delays and increased costs, including increased wages to attract and retain employees and increased overtime to meet demand. Changes in immigration laws and policies or the enforcement of such laws or policies could also make it more difficult for us to recruit or retain skilled employees. In addition, our ability to recruit and retain a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations could be adversely impacted if we fail to respond adequately to rapidly changing employee expectations regarding fair compensation, an inclusive workplace, flexible working arrangements or other matters. These factors could have a material adverse impact on our business, results of operations, financial condition and cash flows.
The availability and cost of warehousing and transportation for our products is vital to our success, and the loss of availability or increase in the cost of warehouse capacity and transportation could have an unfavorable impact on our business, results of operations, financial condition and cash flows.
We rely on third-party carriers to transport our products. Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products, including refrigerated trailers for many of our products, is a key factor to our success. Delays in transportation, including weather-related delays and disruptions due to a pandemic or similar public health emergency, could have a material adverse effect on our business and results of operations. Further, higher fuel costs and increased line haul costs due to industry capacity constraints, customer delivery requirements and a more restrictive regulatory environment could negatively impact our financial results. We are often required to pay fuel surcharges that fluctuate with the price of diesel fuel to third-party transporters of our products, and, during periods of fast-rising fuel prices, such surcharges can be substantial. If we were unable to pass higher freight costs to our customers in the form of price increases, those higher costs could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, we do not own a portion of our warehouse facilities as they are leased by us from third parties. If any of our warehouse capacity is unexpectedly decreased or compromised, particularly with respect to our frozen warehouse capacity, we could experience increased costs, decreased customer service levels, and lost revenue.
Our operations are dependent on a wide array of third parties.
The success of our end-to-end supply chain relies on the continued performance of a wide array of third parties. Suppliers, third-party manufacturers and co-packers, IT vendors, and logistics providers are among our critical partners. Although we take steps to qualify, assess and monitor third parties with whom we do business, we cannot guarantee that all third parties will perform dependably or at all. It is possible that events beyond our control, such as operational failures, financial failure, labor issues, cybersecurity events, pandemics, or other issues could impact our unaffiliated third parties. If our third parties fail to deliver on their commitments, introduce unplanned risk to our operations, or are unable to fulfill their obligations, we could experience manufacturing challenges, shipment delays, increased costs, or lost revenue.

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
Epidemics, pandemics or similar widespread public health emergencies and disease outbreaks, such as COVID-19, as well as related government mandates, have negatively affected and may in the future negatively affect our business, results of operations, financial condition and cash flows. The impacts of a widespread outbreak may include, but are not limited to, a shift in demand between our Retail and Foodservice segments or a significant reduction in overall demand resulting from forced or temporary curtailment of business operations; a disruption or shutdown of one or more of our manufacturing, warehousing or distribution facilities; failure of third parties on which we rely to meet their obligations to us; disruption to or loss of essential manufacturing and supply elements; and incurrence of additional labor, operating, and administrative costs, including insurance costs. The duration and severity of any such outbreak as well as third-party actions taken to contain the spread and mitigate public health effects are uncertain and difficult to predict. In addition, our efforts to manage the impacts of any such outbreak may be unsuccessful, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our inability to successfully renegotiate collective bargaining contracts and any prolonged work stoppages could have an adverse effect on our business, results of operations, financial condition and cash flows.
We believe that our labor relations with employees under collective bargaining contracts are satisfactory, but our inability to negotiate the renewal of any collective bargaining agreements, including the agreement at our Vineland, New Jersey facility, which is currently scheduled to expire in December 2025, or any prolonged work stoppages or other types of labor unrest could in some cases impair our ability to supply our products to customers, which could result in reduced sales and may distract our management from focusing on other aspects of our business and strategic priorities. Any of these activities could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our current manufacturing resources may be inadequate to meet significantly increased demand for some of our food products. Our ability to increase our manufacturing capacity to satisfy demand depends on many factors, including the availability of capital, construction lead-times and delays, equipment availability and delivery lead-times, successful installation and start up, the availability of adequate skilled and unskilled labor, regulatory permitting and other regulatory requirements. Increasing capacity through the use of third-party manufacturers depends on our ability to establish, develop and maintain such relationships and the ability of such third parties to devote additional capacity to fill our orders.
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
Negative publicity about our company, our brands or our products, even if inaccurate or untrue, could adversely affect our reputation and the confidence in our products, which could harm our business and operating results. For example, public allegations have been made against several food companies, including us, regarding unlawful child labor practices.
Allegations, even if untrue, that we, our suppliers, third-party staffing agencies, contract manufacturers or other business partners are not complying with applicable workplace and labor laws, including child labor and immigration laws, or regarding the actual or perceived abuse or misuse of migrant workers, could negatively affect our overall reputation and brand image, which in turn could have a negative impact on our relationships with customers, consumers and our brand license partners, as well as subject us to increased regulatory and political scrutiny. Moreover, failure or perceived failure to comply with legal or regulatory requirements applicable to our business could expose us to litigation, governmental inquiries and substantial fines and penalties, as well as costs and distractions, that could adversely affect our business, results of operations, financial condition and cash flows.
Our reputation could also be adversely impacted by a perception that we do not maintain high ethical, social or environmental standards for all of our operations and activities. Any such negative perceptions, or any negative publicity regarding our environmental, social or governance practices, could impact our reputation with customers, consumers and other constituents, which could have a material adverse effect on our business. If we fail to respect our employees’ and our supply chain employees’ human rights, or inadvertently discriminate against any group of employees or hiring prospects, our ability to hire and retain the best talent will be diminished, which could have a material adverse effect on our overall business.
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
We manufacture and sell numerous products pursuant to brand license agreements, including Chick-fil-A® sauces and dressings, Olive Garden® dressings, Buffalo Wild Wings® sauces, Texas Roadhouse® steak sauces and frozen rolls, and Subway® sauces. Maintaining license agreements under which we market and sell certain brands is important to our business. Our brand license agreements are typically for a fixed term with no automatic renewal options or provisions. We cannot ensure that we will maintain good relationships with our brand licensors or that we will be able to renew any of our license agreements upon expiration. Our key brand license agreements can be terminated or not renewed at the option of the licensor upon short notice to us. The termination of our brand license agreements, the failure to renew any of our significant brand license agreements or failure to renew them under terms that are similar and not materially less favorable to us, including as a result of negative publicity (whether or not warranted), adverse changes in the economic health or reputation of our brand licensors, or the impairment of our relationships with our brand licensors could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
If we do not introduce successful product innovations, or if our competitors introduce products that are more appealing to the tastes and dietary habits of consumers or considered to be of higher quality or value than our products, our sales and market share could decline, which may have a material adverse effect on our business, financial condition, results of operations, and share price. Consumer preferences and trends may change based on a number of factors, including product taste and nutrition, food allergies, sustainability values, and animal welfare concerns. For example, consumers have increasingly focused on well-being, including reducing sodium and added sugar consumption or using weight-loss drugs to reduce consumption overall or change consumption patterns, as well as the source and authenticity of ingredients in the foods they consume. Emerging science and theories regarding health are constantly evolving, and products or methods of eating once considered healthy may over time become disfavored by consumers or no longer be perceived as healthy. Approaches regarding healthy lifestyles also are the subject of numerous studies and publications, often with differing views and opinions, some of which may be adverse to us. Furthermore, if we choose or are pressured by our competitors or customers to switch to sustainable packaging or natural ingredients for our products, it may be difficult to source sufficient quantities of such sustainable or natural materials. Our failure to anticipate and respond to changing consumer preferences on a timely basis or in line with our competitors could result in reduced demand and price decreases for our products, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Our net sales to Walmart represented 19% and 18% of consolidated net sales for the years ended June 30, 2025 and 2024, respectively. Our accounts receivable balance from Walmart as of June 30, 2025 was $31.1 million. We may not be able to maintain our relationship with Walmart, and Walmart is not contractually obligated to purchase from us. In addition, changes in Walmart’s general business model, such as reducing the shelf space devoted to the branded products we market, or devoting more shelf space to competing products, could adversely affect the profitability of our business with Walmart, even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Walmart’s financial condition or other disruptions to Walmart’s business, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
Chick-fil-A represents a significant portion of our Foodservice segment sales. The loss of, or a significant reduction in, this national chain restaurant’s business, or an adverse change in Chick-fil-A’s financial condition, or in the financial condition of the distributors through which Chick-fil-A buys our products, could result in a material adverse effect on our business, results of operations, financial condition and cash flows.
Sales to Chick-fil-A in our Foodservice segment, which are primarily made indirectly through several foodservice distributors, represented 21% of consolidated net sales for each of the years ended June 30, 2025 and 2024. Chick-fil-A, like most of the other national chain restaurants with which we work, has a direct relationship with us for culinary research and development, menu development and production needs but purchases some of our products indirectly through distributors. Those distributors order our products on behalf of Chick-fil-A, and we invoice the distributors. We cannot ensure that we will be able to maintain good relationships with Chick-fil-A or any such distributors in the future. We do not have any long-term purchase commitments from Chick-fil-A or such distributors, and we may be unable to continue to sell our products in the same quantities or on the same terms as in the past. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Further, unfavorable changes in the financial condition of Chick-fil-A or any significant distributor, or other disruptions to their respective businesses, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
Cyber attacks, data breaches or other breaches of our information security systems, as well as those of our third-party service providers, including cloud service providers, and other third parties with which we do business, may cause equipment failures, disruptions to our operations and access to or exfiltration of supplier, customer, employee or other confidential and personal information. Our inability to operate our networks and information security systems as a result of such events, even for a limited period of time, may result in significant expenses. Cyber attacks on businesses, which include the use of malware, ransomware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years and may remain undetected for an extended period. Additionally, as a result of state-sponsored cyber threats, we may face increased risks as companies based in the United States and its allied countries have become targets of malicious cyber activity.
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
Additionally, there is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions (including carbon pricing regulations, cap and trade systems or a carbon tax), energy policies and sustainability, including extended producer responsibility ("EPR") laws and regulations for packaging. Increased compliance costs and expenses due to any customer requirements, the impacts of climate change and additional legal, or regulatory requirements in these areas may cause disruptions in, or an increase in the costs associated with, the operation of our manufacturing facilities and our business, as well as an increase distribution and supply chain costs.
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
As of June 30, 2025, Mr. Gerlach and the Gerlach family trusts owned or controlled approximately 27% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power may also have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
RISK MANAGEMENT AND STRATEGY
We have processes to identify, assess, monitor, and manage material risks related to information technology, including, but not limited to: cybersecurity threats, vulnerability management, incident management, data protection and retention, recoverability, and fraud prevention. Our Enterprise Risk Management process evaluates and mitigates cybersecurity risks in alignment with our business objectives and operational needs. We periodically engage third-party security firms and consultants to oversee and identify cybersecurity risks; the results of these assessments are reported to our Audit Committee.

Our service providers, and third-party hardware or software applications on our networks, may pose cybersecurity risks. As a result, we assess these parties for cybersecurity risks using information supplied by our counterparty and/or third parties. Internal or external audits are conducted based upon the level of risk presented. Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management assessment program, as well as our cybersecurity-specific risk identification program. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways.
As part of the cybersecurity program, our information systems are monitored by automated tools and the Information Technology team. We have adopted an Incident Response Policy, which outlines the procedures we believe are necessary to identify, investigate, contain, communicate, respond, remediate and recover from a security incident. This Incident Response Policy is overseen by our Vice President of Infrastructure and Security (“VP Infrastructure”) along with the Incident Response team, which may consist of members from legal, human resources, finance or other functions, if necessary. The Incident Response Policy provides organizational and operational structure, processes, and procedures to our personnel so employees can respond to incidents that may affect the function and security of our IT assets, information resources, and business operations. We conduct periodic information security awareness training for employees and provide related educational materials.
While we have been subject to cyber incidents, the expenses (including penalties and legal settlements, of which there were none) related to such incidents were immaterial. The risks related thereto have not been and are not reasonably likely to be material to our business strategy, results of operations or financial condition. Any significant disruption to our ability to transact business could adversely affect our business performance as well as our reputation. We describe whether and how risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, in Item 1A Risk Factors – “Risks Related to Cybersecurity and Information Technology,” which is incorporated by reference herein.
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

Item 2. Properties
We use 2.9 million square feet of space for our operations. Of this space, 0.9 million square feet are leased. These amounts exclude facilities operated by third-party service providers.
The following table summarizes our principal manufacturing locations (including aggregation of multiple facilities):

Location	Principal Products Produced	Business Segment(s)	Terms of Occupancy
Altoona, IA	Frozen pasta	Retail and Foodservice	Owned
Atlanta, GA	Sauces and dressings	Retail and Foodservice	Owned
Bedford Heights, OH	Frozen breads	Retail and Foodservice	Owned
Columbus, OH	Sauces, dressings, dips	Retail and Foodservice	Owned
Horse Cave, KY	Sauces, dressings, frozen rolls	Retail and Foodservice	Owned
Luverne, AL	Frozen rolls	Retail and Foodservice	Owned
Vineland, NJ	Frozen breads	Retail and Foodservice	Owned
Wareham, MA (1)	Croutons	Retail and Foodservice	Leased
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
(1)Fully leased for terms expiring in fiscal 2027.
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on The NASDAQ Global Select Market under the symbol MZTI.
The number of shareholders of record as of August 1, 2025 was approximately 610. This is not the actual number of beneficial owners of our common stock, as shares are held in “street name” by brokers and others on behalf of individual owners.
We have increased our regular cash dividends for 62 consecutive years. Future dividends will depend on our earnings, financial condition and other factors.
The information regarding compensation plans under which equity securities are authorized for issuance is incorporated by reference to the information contained in our definitive proxy statement for our November 2025 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
Issuer Purchases of Equity Securities
In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,083,830 common shares remained authorized for future repurchases at June 30, 2025. Purchases under the share repurchase authorization may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase authorization will be determined based on market conditions, share price and other factors. This share repurchase authorization does not have a stated expiration date. In the fourth quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1-30, 2025 (1)	12	$189.03	12	1,123,830
May 1-31, 2025	40,000	$161.78	40,000	1,083,830
June 1-30, 2025	—	$—	—	1,083,830
Total	40,012	$161.79	40,012	1,083,830
(1)Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN OF
THE MARZETTI COMPANY, THE S&P MIDCAP 400 INDEX,
AND THE S&P 1500 PACKAGED FOODS & MEATS INDEX

The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2020 in each of our Common Stock, the S&P Midcap 400 Index and the S&P 1500 Packaged Foods & Meats Index. The total return calculation assumes that all dividends are reinvested, including any special dividends.

250
200
150
100
50
0
DOLLARS
6/20
6/21
6/22
6/23
6/24
6/25
The Marzetti Company
S&P Midcap 400
S&P 1500 Packaged Foods & Meats

Cumulative Total Return (Dollars)
	6/20	6/21	6/22	6/23	6/24	6/25
The Marzetti Company	100.00	126.90	86.28	137.12	131.44	122.70
S&P Midcap 400	100.00	153.24	130.80	153.84	174.72	187.87
S&P 1500 Packaged Foods & Meats	100.00	117.24	124.61	133.00	119.09	114.90
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
Our discussion of results for 2025 compared to 2024 is included herein. For discussion of results for 2024 compared to 2023, see our 2024 Annual Report on Form 10-K.
OVERVIEW
Business Overview
The Marzetti Company is a manufacturer and marketer of specialty food products for the retail and foodservice channels.
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
•a significant capacity expansion project for our Marzetti dressing and sauce facility in Horse Cave, Kentucky that was fully operational beginning in March 2023; and
•our enterprise resource planning system (“ERP”) project and related initiatives, Project Ascent, that reached completion of the implementation phase in August 2023.
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

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Years Ended June 30,			Change
	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Net Sales	$1,909,122	$1,871,759	$1,822,527	$37,363	2.0%	$49,232	2.7%
Cost of Sales	1,453,476	1,439,457	1,433,959	14,019	1.0%	5,498	0.4%
Gross Profit	455,646	432,302	388,568	23,344	5.4%	43,734	11.3%
Gross Margin	23.9%	23.1%	21.3%
Selling, General and Administrative Expenses	230,227	218,065	222,091	12,162	5.6%	(4,026)	(1.8)%
Restructuring and Impairment Charges	5,102	14,874	24,969	(9,772)	(65.7)%	(10,095)	(40.4)%
Operating Income	220,317	199,363	141,508	20,954	10.5%	57,855	40.9%
Operating Margin	11.5%	10.7%	7.8%
Pension Settlement Charge	(13,968)	—	—	(13,968)	N/M	—	N/M
Other, Net	7,114	6,152	1,789	962	15.6%	4,363	243.9%
Income Before Income Taxes	213,463	205,515	143,297	7,948	3.9%	62,218	43.4%
Taxes Based on Income	46,116	46,902	32,011	(786)	(1.7)%	14,891	46.5%
Effective Tax Rate	21.6%	22.8%	22.3%
Net Income	$167,347	$158,613	$111,286	$8,734	5.5%	$47,327	42.5%
Diluted Net Income Per Common Share	$6.07	$5.76	$4.04	$0.31	5.4%	$1.72	42.6%
Net Sales
Consolidated net sales for the year ended June 30, 2025 increased 2.0% to a new record of $1,909.1 million from the prior-year record total of $1,871.8 million, reflecting higher net sales for both the Retail and Foodservice segments driven primarily by increased volume and mix. Year-over-year comparisons for the Retail segment were unfavorably impacted by prior-year sales attributed to the perimeter-of-the-store bakery product lines we exited in March 2024. Year-over-year comparisons for the Foodservice segment were favorably impacted by a temporary supply agreement (“TSA”) resulting from our acquisition of a sauce and dressing production facility located in Atlanta, Georgia (“Atlanta plant”). The acquisition was completed in February 2025. The TSA commenced in March 2025 for a period of up to 12 months. Breaking down the 2.0% increase in consolidated net sales as summarized in the table below, higher core volumes and product mix contributed approximately 220 basis points, as partially offset by approximately 90 basis points attributed to the exited perimeter-of-the-store bakery product lines. The incremental sales attributed to the TSA accounted for 80 basis points.

Breakdown of Change in Consolidated Net Sales	Year Ended June 30, 2025
Change in Core Sales Volume / Mix	$41,722	2.2%
Net Pricing Impact	(1,485)	(0.1)%
Perimeter-of-the-Store Bakery Product Lines Exited March 2024	(17,111)	(0.9)%
Incremental Sales for Temporary Supply Agreement (TSA)	14,237	0.8%
Total Change in Net Sales	$37,363	2.0%
Consolidated sales volumes, measured in pounds shipped, increased 1.2% for the year ended June 30, 2025. Excluding the impact of all sales attributed to both the exited perimeter-of-the-store bakery product lines and the TSA, consolidated sales volumes increased 0.9%.
The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2025	2024	2023
Segment Sales Mix:
Retail	53%	53%	53%
Foodservice	47%	47%	47%
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.

Gross Profit
Consolidated gross profit increased 5.4% to $455.6 million in 2025 compared to $432.3 million in 2024 driven by the positive impacts of our cost savings programs, volume growth and some modest cost deflation.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 5.6% to $230.2 million in 2025 compared to $218.1 million in 2024. This increase includes investments in IT to support the continued growth of our business and $3.8 million in incremental expenditures attributed to the Atlanta plant acquisition, as partially offset by prior-year expenses for Project Ascent. The incremental acquisition-related expenditures were primarily comprised of legal and professional fees.
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
Restructuring and Impairment Charges
In 2025, we committed to a plan to close our sauce and dressing production facility in Milpitas, California as part of our ongoing strategic initiative to better optimize our manufacturing network. Production at the facility is expected to conclude in the quarter ending September 30, 2025. In 2025, we recorded restructuring and impairment charges of $4.5 million related to this closure. These charges consisted of impairment charges for personal property and operating lease right-of-use assets, one-time termination benefits, and other closing costs. The operations of this facility were not classified as discontinued operations as the closure did not represent a strategic shift that would have a major effect on our operations or financial results.
In 2025, we transitioned our internal transportation fleet operation to an external dedicated carrier. In 2025, we recorded resulting restructuring charges of $0.6 million for one-time termination benefits.
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
Operating Income
Operating income increased 10.5% to $220.3 million in 2025 compared to $199.4 million in 2024 due to the increase in gross profit and lower restructuring and impairment charges, as partially offset by the higher SG&A expenses.
The following table presents a reconciliation between operating income as reported in accordance with U.S. generally accepted accounting principles (“GAAP”) and adjusted operating income, which is a non-GAAP financial measure. Adjusted operating income excludes certain items affecting comparability that can impact the analysis of our underlying core business performance and trends. Management uses this non-GAAP measure in preparation of our annual operating plan and for our monthly analysis of operating results. The excluded items consist of costs related to restructuring or acquisition activities.

	Year Ended June 30,		Change
(Dollars in thousands)	2025	2024	2025 vs. 2024
Reported Operating Income	$220,317	$199,363	$20,954	10.5%
Cost of Sales - Inventory Write-Down for Product Line Exit	—	2,600	(2,600)	(100.0)%
SG&A Expenses - Acquisition Costs	3,781	—	3,781	N/M
Restructuring and Impairment Charges	5,102	14,874	(9,772)	(65.7)%
Adjusted Operating Income (non-GAAP)	$229,200	$216,837	$12,363	5.7%
See discussion of operating results by segment following the discussion of “Earnings Per Share” below.

Pension Settlement Charge
Prior to November 30, 2024, we sponsored multiple defined benefit pension plans that covered certain former employees under collective bargaining contracts related to closed or sold operations. All these plans were previously frozen. In August 2024, our Board of Directors approved the merger of all five pension plans and the termination of the resulting merged plan. The merged plan was terminated effective November 30, 2024. Lump sum distributions and annuity purchases from a highly rated insurance company were completed in December 2024. As a result of the pension termination, we incurred a one-time noncash settlement charge of $14.0 million in 2025. See further discussion in Note 11 to the condensed consolidated financial statements.
Other, Net
Other, net resulted in a benefit of $7.1 million in 2025 compared to a benefit of $6.2 million in 2024. This change primarily reflects higher interest income.
Taxes Based on Income
Our effective tax rate was 21.6% and 22.8% in 2025 and 2024, respectively. See Note 8 to the consolidated financial statements for a reconciliation of the statutory rate to the effective rate.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share totaled $6.07 in 2025, an increase from the 2024 total of $5.76 per diluted share. Diluted weighted average common shares outstanding for each of the years ended June 30, 2025 and 2024 have remained relatively stable.
In 2025, the pension settlement charge reduced diluted earnings per share by $0.39, restructuring and impairment charges reduced diluted earnings per share by $0.15 and costs related to the Atlanta plant acquisition reduced diluted earnings per share by $0.11.
In 2024, costs related to our decision to exit our perimeter-of-the-store bakery product lines reduced diluted earnings per share by a total of $0.49. These exit costs included restructuring and impairment charges, which reduced diluted earnings per share by $0.42, and the inventory write-down, which reduced diluted earnings per share by $0.07. In 2024, expenditures for Project Ascent reduced diluted earnings per share by $0.23.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Net Sales	$1,003,409	$988,424	$965,370	$14,985	1.5%	$23,054	2.4%
Operating Income	$211,695	$207,660	$139,464	$4,035	1.9%	$68,196	48.9%
Operating Margin	21.1%	21.0%	14.4%
In 2025, net sales for the Retail segment reached a record $1,003.4 million, a 1.5% increase from the prior-year total of $988.4 million, reflecting higher sales volumes. Year-over-year comparisons for the Retail segment were unfavorably impacted by prior-year sales attributed to the perimeter-of-the-store bakery product lines we exited in March 2024. Excluding the exited product lines, Retail net sales increased 3.3%. Retail segment net sales growth was driven by our licensing program led by Texas RoadhouseTM dinner rolls, Chick-fil-A® sauces and Subway® sauces. Our new gluten-free New York BakeryTM frozen garlic bread also added to the growth in Retail net sales. Retail segment sales volumes, measured in pounds shipped, increased 1.6%. Excluding the impact of all sales attributed to the exited perimeter-of-the-store bakery product lines, Retail sales volumes increased 2.9%.
In 2025, Retail segment operating income increased $4.0 million, or 1.9%, to $211.7 million due to the higher sales volume and more favorable sales mix, our cost savings programs and some modest cost deflation, as partially offset by higher sales and marketing costs as we invested to support the growth of our brands.

Foodservice Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Net Sales	$905,713	$883,335	$857,157	$22,378	2.5%	$26,178	3.1%
Operating Income	$111,579	$97,094	$106,349	$14,485	14.9%	$(9,255)	(8.7)%
Operating Margin	12.3%	11.0%	12.4%
In 2025, Foodservice segment net sales increased 2.5% to a record $905.7 million from the 2024 total of $883.3 million driven by increased demand from several of our national chain restaurant account customers and growth for our Marzetti® branded Foodservice products. In the back half of the fiscal year, Foodservice segment net sales were unfavorably impacted by menu changes implemented by two of our national chain restaurant customers as they shifted their focus to value offerings. Excluding all sales attributed to the TSA resulting from the February 2025 Atlanta plant acquisition, Foodservice segment net sales increased 0.9%. Foodservice segment sales volumes, measured in pounds shipped, increased 0.9%. Excluding all TSA sales, Foodservice segment sales volumes declined 0.3%.
In 2025, Foodservice segment operating income increased 14.9% to $111.6 million driven by the beneficial impact of our cost savings programs and cost deflation, as partially offset by higher supply chain costs.
Corporate Expenses
In 2025, corporate expenses totaled $97.9 million as compared to $90.5 million in 2024. This increase primarily reflects investments in IT to support the continued growth of our business and $3.8 million in incremental expenditures attributed to the Atlanta plant acquisition, as partially offset by prior-year expenses for Project Ascent.
LOOKING FORWARD
For 2026, we anticipate Retail segment sales will continue to benefit from volume growth, with contributions from both our licensing program and our Marzetti®, New York BakeryTM, and Sister Schubert’s® brands. In the Foodservice segment, we expect sales to be supported by select quick-service restaurant customers in our mix of national chain restaurant accounts, while external factors, including U.S. economic performance and consumer behavior, may impact demand. With respect to our input costs, in aggregate we anticipate a modest level of inflation in fiscal 2026 that we plan to offset through contractual pricing and our cost savings programs as we remain focused on continued margin improvement in the year ahead.
We also look forward to further incorporating our newly acquired Atlanta-based sauce and dressing plant into our manufacturing network.
While the current tariff environment entails some uncertainty, based on our understanding of currently available information for existing and proposed tariffs, we do not anticipate the performance of our business will be materially impacted by tariffs.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). In accordance with GAAP, the effects of changes in tax laws or rates are recognized in the period in which the legislation is enacted. We expect the OBBBA to primarily provide cash tax timing benefits with no material impact on our effective tax rate.
We will continue to periodically reassess our allocation of capital to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders.
FINANCIAL CONDITION
Liquidity and Capital Resources
We maintain sufficient flexibility in our capital structure to ensure our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and opportunistic share repurchases. Our balance sheet maintained fundamental financial strength during 2025 as we ended the year with $161 million in cash and equivalents, along with shareholders’ equity of $998 million and no debt.
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at June 30, 2025. At June 30, 2025, we had $2.6 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2029, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.

The Facility contains certain restrictive covenants, including limitations on liens, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2025, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At June 30, 2025, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2026 could total between $75 and $85 million.
Beyond the next 12 months, we expect that cash provided by operating activities will be the primary source of liquidity. This source, combined with our existing balances in cash and equivalents and amounts available under the Facility, is expected to be sufficient to meet our overall cash requirements.
We have various contractual and other obligations that are appropriately recorded as liabilities in our consolidated financial statements, including finance lease obligations, operating lease obligations, other post-employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation. See Note 4 to the consolidated financial statements for further information about our lease obligations, including the maturities of minimum lease payments. It is not certain when the liabilities for other post-employment benefit obligations, tax liabilities, noncurrent workers compensation obligations, deferred compensation and interest on deferred compensation will become due. See Notes 8 and 12 to the consolidated financial statements for further information about these liabilities.
Certain other contractual obligations are not recognized as liabilities in our consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of June 30, 2025, as well as purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations is expected to be due within one year.
Cash Flows

	Year Ended June 30,			Change
(Dollars in thousands)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Provided By Operating Activities	$261,496	$251,553	$225,901	$9,943	4.0%	$25,652	11.4%
Used In Investing Activities	$(148,206)	$(67,433)	$(90,782)	$(80,773)	(119.8)%	$23,349	25.7%
Used In Financing Activities	$(115,257)	$(109,150)	$(106,929)	$(6,107)	(5.6)%	$(2,221)	(2.1)%
Cash provided by operating activities and our existing balances in cash and equivalents remain the primary sources for funding our investing and financing activities, as well as financing our organic growth initiatives.
Cash provided by operating activities in 2025 totaled $261.5 million, an increase of 4.0% as compared with the 2024 total of $251.6 million. The 2025 increase was primarily due to higher net income, the current-year noncash pension settlement charge and higher noncash depreciation and amortization expense, as partially offset by unfavorable year-over-year changes in net working capital and lower noncash restructuring and impairment charges. The unfavorable net working capital changes reflected the impact of a prior-year decline in accounts receivable and a prior-year increase in accounts payable, partially offset by a prior-year increase in inventories.
Cash used in investing activities totaled $148.2 million in 2025 as compared to $67.4 million in 2024. The 2025 increase primarily reflects the $78.8 million of cash paid for the February 2025 Atlanta plant acquisition, as well as prior-year proceeds from the sale of property totaling $7.0 million. Payments for property additions were $9.6 million lower in the current year.
Financing activities used net cash totaling $115.3 million and $109.2 million in 2025 and 2024, respectively. The vast majority of the cash used in financing activities is attributed to the payment of dividends, and the 2025 increase in cash used in financing activities primarily reflects higher levels of dividend payments. The regular dividend payout rate for 2025 was $3.75 per share, as compared to $3.55 per share in 2024. This past fiscal year marked the 62nd consecutive year of increased regular cash dividends.

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
IMPACT OF INFLATION
Our business results can be influenced by significant changes in the costs of our raw materials, packaging and freight. We attempt to mitigate the impact of inflation on our raw-material costs via longer-term fixed-price contractual commitments for a portion of our most significant market-indexed commodities, most notably soybean oil and flour. Specific to freight costs, our transportation network includes a mix of dedicated carriers and longer-term fixed-rate contracts. We also have a transportation management system in place to support our freight management processes and help us to secure more competitive freight rates. Nonetheless, we are subject to events and trends in the marketplace that will impact our costs for raw materials, packaging and freight. While we attempt to pass through sustained increases in these costs, any such price adjustments can lag the changes in the related input costs.
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
•the impact of any laws and regulatory matters affecting our food business, including any additional requirements imposed by the FDA or any state or local government;
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
•dependence on key personnel and changes in key personnel;
•adequate supply of labor for our manufacturing facilities;
•stability of labor relations;
•geopolitical events that could create unforeseen business disruptions and impact the cost or availability of raw materials and energy;
•dependence on a wide array of critical third parties to support our operations, including contract manufacturers, distributors, logistics providers and IT vendors;
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Marzetti Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Marzetti Company (formerly Lancaster Colony Corporation) and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 21, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Trade-Related Allowances - Refer to Note 1 in the Financial Statements
Critical Audit Matter Description
The Company offers various trade-related allowances to their customers, which consist of sales discounts, trade promotions and certain other sales incentives. These are treated as a reduction to accounts receivable and revenue, generally when the related revenue is recognized. Depending on the specific type of trade-related allowance, the Company uses either the expected value or most likely amount method to determine the reduction to accounts receivable and revenue. The Company evaluates the adequacy of these allowances considering several factors including historical experience, specific trade programs and existing customer relationships.
We identified the trade-related allowances as a critical audit matter because of the complexity and volume of the Company's activities related to trade-related allowances. This required significant audit effort due to the various types of promotional trade programs and information systems utilized to track and record the promotional activities.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to trade-related allowances included the following, among others:
•We evaluated the design and tested the operating effectiveness of relevant controls over the trade-related allowances, including automated controls within relevant systems.
•We tested the customer promotional trade programs and related deduction data underlying the trade-related allowances to validate the nature, timing, and amounts accrued as of June 30, 2025.
•We tested the completeness of the trade-related allowances by performing a retrospective review of selected customer deductions taken after June 30, 2025 and comparing to the Company’s trade-related allowances recorded.
•We analyzed the trade-related allowances journal entry data to confirm our understanding of the expected relationships with revenues and accounts receivable.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 21, 2025

We have served as the Company’s auditor since 1961.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(Amounts in thousands, except share data)	2025	2024
ASSETS
Current Assets:
Cash and equivalents	$161,476	$163,443
Receivables	95,817	95,560
Inventories:
Raw materials	42,547	38,212
Finished goods	126,754	135,040
Total inventories	169,301	173,252
Other current assets	17,037	11,738
Total current assets	443,631	443,993
Property, Plant and Equipment:
Property, plant and equipment-gross	968,014	877,526
Less accumulated depreciation	433,471	399,830
Property, plant and equipment-net	534,543	477,696
Other Assets:
Goodwill	222,772	208,371
Operating lease right-of-use assets	52,227	55,128
Other noncurrent assets	21,551	21,743
Total	$1,274,724	$1,206,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$117,962	$118,811
Accrued liabilities	68,332	65,158
Total current liabilities	186,294	183,969
Noncurrent Operating Lease Liabilities	42,720	44,557
Other Noncurrent Liabilities	13,100	15,357
Deferred Income Taxes	34,115	37,276
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-June 30, 2025-27,533,599 shares; June 30, 2024-27,527,090 shares	160,886	153,616
Retained earnings	1,628,487	1,564,642
Accumulated other comprehensive income (loss)	961	(8,640)
Common stock in treasury, at cost	(791,839)	(783,846)
Total shareholders’ equity	998,495	925,772
Total	$1,274,724	$1,206,931
See accompanying notes to consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
(Amounts in thousands, except per share data)	2025	2024	2023
Net Sales	$1,909,122	$1,871,759	$1,822,527
Cost of Sales	1,453,476	1,439,457	1,433,959
Gross Profit	455,646	432,302	388,568
Selling, General and Administrative Expenses	230,227	218,065	222,091
Restructuring and Impairment Charges	5,102	14,874	24,969
Operating Income	220,317	199,363	141,508
Pension Settlement Charge	(13,968)	—	—
Other, Net	7,114	6,152	1,789
Income Before Income Taxes	213,463	205,515	143,297
Taxes Based on Income	46,116	46,902	32,011
Net Income	$167,347	$158,613	$111,286
Net Income Per Common Share:
Basic	$6.08	$5.77	$4.04
Diluted	$6.07	$5.76	$4.04
Weighted Average Common Shares Outstanding:
Basic	27,469	27,440	27,462
Diluted	27,489	27,461	27,482
See accompanying notes to consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
(Amounts in thousands)	2025	2024	2023
Net Income	$167,347	$158,613	$111,286
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Net (loss) gain arising during the period, before tax	(1,493)	554	1,859
Pension settlement charge, before tax	13,968	—	—
Amortization of loss, before tax	235	573	679
Amortization of prior service credit, before tax	(181)	(181)	(181)
Total Other Comprehensive Income, Before Tax	12,529	946	2,357
Tax Attributes of Items in Other Comprehensive Income:
Net (loss) gain arising during the period, tax	349	(130)	(434)
Pension settlement charge, tax	(3,264)	—	—
Amortization of loss, tax	(55)	(133)	(158)
Amortization of prior service credit, tax	42	42	42
Total Tax Expense	(2,928)	(221)	(550)
Other Comprehensive Income, Net of Tax	9,601	725	1,807
Comprehensive Income	$176,948	$159,338	$113,093
See accompanying notes to consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
(Amounts in thousands)	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$167,347	$158,613	$111,286
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	62,168	55,896	51,210
Deferred income taxes and other changes	495	(6,546)	9,453
Stock-based compensation expense	8,979	11,359	9,082
Restructuring and impairment charges	5,102	13,657	24,969
Gain on sale of property	—	(22)	(209)
Pension plan activity	14,253	416	(4)
Changes in operating assets and liabilities:
Receivables	(257)	19,407	20,529
Inventories	8,016	(14,987)	(13,563)
Other current assets	(3,332)	(637)	(1,458)
Accounts payable and accrued liabilities	(1,275)	14,397	14,606
Net cash provided by operating activities	261,496	251,553	225,901
Cash Flows From Investing Activities:
Payments for property additions	(58,000)	(67,576)	(90,181)
Cash paid for acquisition	(78,819)	—	—
Proceeds from sale of property	—	6,969	1,212
Other-net	(11,387)	(6,826)	(1,813)
Net cash used in investing activities	(148,206)	(67,433)	(90,782)
Cash Flows From Financing Activities:
Payment of dividends	(103,502)	(97,934)	(92,368)
Purchase of treasury stock	(7,993)	(7,645)	(9,201)
Tax withholdings for stock-based compensation	(1,709)	(1,613)	(3,026)
Principal payments for finance leases	(2,053)	(1,958)	(2,334)
Net cash used in financing activities	(115,257)	(109,150)	(106,929)
Net change in cash and equivalents	(1,967)	74,970	28,190
Cash and equivalents at beginning of year	163,443	88,473	60,283
Cash and equivalents at end of year	$161,476	$163,443	$88,473
See accompanying notes to consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2022	27,520	$137,814	$1,485,045	$(11,172)	$(767,000)	$844,687
Net income			111,286			111,286
Net pension and postretirement benefit gains, net of $550 tax effect				1,807		1,807
Cash dividends - common stock ($3.35 per share)			(92,368)			(92,368)
Purchase of treasury stock	(48)				(9,201)	(9,201)
Stock-based plans	56	(3,026)				(3,026)
Stock-based compensation expense		9,082				9,082
Balance, June 30, 2023	27,528	143,870	1,503,963	(9,365)	(776,201)	862,267
Net income			158,613			158,613
Net pension and postretirement benefit gains, net of $221 tax effect				725		725
Cash dividends - common stock ($3.55 per share)			(97,934)			(97,934)
Purchase of treasury stock	(45)				(7,645)	(7,645)
Stock-based plans	44	(1,613)				(1,613)
Stock-based compensation expense		11,359				11,359
Balance, June 30, 2024	27,527	153,616	1,564,642	(8,640)	(783,846)	925,772
Net income			167,347			167,347
Pension settlement charge, net of $3,264 tax effect				10,704		10,704
Other net pension and postretirement benefit losses, net of $(336) tax effect				(1,103)		(1,103)
Cash dividends - common stock ($3.75 per share)			(103,502)			(103,502)
Purchase of treasury stock	(48)				(7,993)	(7,993)
Stock-based plans	55	(1,709)				(1,709)
Stock-based compensation expense		8,979				8,979
Balance, June 30, 2025	27,534	$160,886	$1,628,487	$961	$(791,839)	$998,495
See accompanying notes to consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of The Marzetti Company and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant,” or the “Company.” Intercompany transactions and accounts have been eliminated in consolidation. Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2025 refers to fiscal 2025, which is the period from July 1, 2024 to June 30, 2025.
Subsequent Event
On July 8, 2025, we entered into a new lease agreement with an initial term of 15 years for warehousing space in Columbus, Ohio with fixed cash payments totaling approximately $159 million. A right-of-use asset and lease liability will be recorded based on the present value of the lease payments when the lease commences in fiscal 2027.
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
Impairment charges for property, plant and equipment and intangible assets resulted from nonrecurring fair value measurements. See further discussion in Note 1.
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

THE MARZETTI COMPANY AND SUBSIDIARIES
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
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. By policy, we limit the amount of credit exposure to any one institution or issuer. We maintain our cash and equivalents with high credit-quality financial institutions. Deposits with these financial institutions may exceed the amounts insured by the Federal Deposit Insurance Corporation. The majority of our excess cash is invested in AAA-rated money market funds that primarily invest in U.S. government securities. Our concentration of credit risk with respect to trade accounts receivable is mitigated by our credit evaluation process and our broad Retail and Foodservice customer base. However, our accounts receivable balance attributable to Walmart Inc. (“Walmart”) as a percentage of consolidated accounts receivable was 32% at June 30, 2025. No other customer accounted for more than 10% of our consolidated accounts receivable at June 30, 2025.
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
The following table summarizes the components of gross property, plant and equipment at June 30:

	2025	2024
Land, buildings and improvements	$347,491	$297,907
Machinery and equipment	579,642	536,938
Construction in progress	40,881	42,681
Property, plant and equipment-gross	$968,014	$877,526
Purchases of property, plant and equipment included in Accounts Payable and excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows at June 30 were as follows:

	2025	2024	2023
Construction in progress in Accounts Payable	$7,220	$5,799	$8,714
The following table sets forth depreciation expense, including finance lease amortization, in each of the years ended June 30:

	2025	2024	2023
Depreciation expense	$59,078	$53,029	$46,405

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In 2025, we recorded an impairment charge of $1.9 million for certain property, plant and equipment related to our sauce and dressing manufacturing facility located in Milpitas, California. This charge resulted from our plan to close this facility, which triggered impairment testing, and represents the excess of the carrying value over the fair value. The fair value was based on estimated selling prices for the real estate and manufacturing equipment, which represents a Level 3 measurement within the fair value hierarchy. The impairment charge was reflected in Restructuring and Impairment Charges and was not allocated to our two reportable segments due to its unusual nature.
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
Deferred Software Costs
We capitalize certain costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in Other Current Assets or Other Noncurrent Assets and are amortized on a straight-line basis over the estimated useful life. In 2025 and 2024, we capitalized $0.6 million and $1.0 million, respectively, of deferred software costs related to cloud computing arrangements.
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
Goodwill and Other Intangible Assets
Goodwill is not amortized. It is evaluated annually at April 30, or when events or circumstances indicate potential recoverability concerns, by applying impairment testing procedures. See further discussion regarding goodwill in Note 6.
Other intangible assets, which had a zero balance at June 30, 2025 and 2024, were amortized on a straight-line basis over their estimated useful lives to Selling, General and Administrative Expenses. Amortization expense for our other intangible assets was $0.4 million and $2.5 million in 2024 and 2023, respectively. We monitored the recoverability of the carrying value of our other intangible assets similar to our long-lived assets discussed above. Carrying amounts were adjusted appropriately when determined to have been impaired.
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

THE MARZETTI COMPANY AND SUBSIDIARIES
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
Shareholders’ Equity
We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock with no par value and 1,150,000 shares of Class C Nonvoting Preferred Stock with no par value. Our Board of Directors approved a share repurchase authorization of 2,000,000 common shares in November 2010. At June 30, 2025, 1,083,830 common shares remained authorized for future purchase.
Revenue Recognition
When Performance Obligations Are Satisfied
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The singular performance obligation of our customer contracts is determined by each individual purchase order and the respective food products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to our customer. Specifically, control transfers to our customers when the product is delivered to or picked up by our customers based upon applicable shipping terms, as our customers can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. The performance obligations in our customer contracts are generally satisfied within 30 days. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of June 30, 2025.
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

THE MARZETTI COMPANY AND SUBSIDIARIES
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
Contract Balances
We do not have deferred revenue or unbilled receivable balances and thus do not have any related contract asset and liability balances as of June 30, 2025.
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

	2025	2024	2023
Advertising expense as a percentage of net sales	2%	2%	1%
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

THE MARZETTI COMPANY AND SUBSIDIARIES
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
Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets will be realized and thus we have not recorded any valuation allowance for the years ended June 30, 2025 or 2024.
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
Basic and diluted net income per common share were calculated as follows:

	2025	2024	2023
Net income	$167,347	$158,613	$111,286
Net income available to participating securities	(455)	(413)	(257)
Net income available to common shareholders	$166,892	$158,200	$111,029

Weighted average common shares outstanding - basic	27,469	27,440	27,462
Incremental share effect from:
Nonparticipating restricted stock	3	2	2
Stock-settled stock appreciation rights (1)	1	6	15
Performance units	16	13	3
Weighted average common shares outstanding - diluted	27,489	27,461	27,482

Net income per common share - basic	$6.08	$5.77	$4.04
Net income per common share - diluted	$6.07	$5.76	$4.04
(1)Excludes the impact of 0.1 million weighted average stock-settled stock appreciation rights outstanding in 2023 because their effect was antidilutive.

THE MARZETTI COMPANY AND SUBSIDIARIES
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
The following table presents the amounts reclassified out of accumulated other comprehensive income (loss) by component:

	2025	2024
Accumulated other comprehensive loss at beginning of year	$(8,640)	$(9,365)
Defined Benefit Pension Plan Items:
Net (loss) gain arising during the period	(1,549)	500
Settlement charge (1)	13,968	—
Amortization of unrecognized net loss (1)	294	633
Postretirement Benefit Plan Items: (2)
Net gain arising during the period	56	54
Amortization of unrecognized net gain	(59)	(60)
Amortization of prior service credit	(181)	(181)
Total other comprehensive income, before tax	12,529	946
Total tax expense	(2,928)	(221)
Other comprehensive income, net of tax	9,601	725
Accumulated other comprehensive income (loss) at end of year	$961	$(8,640)
(1)Included in the computation of net periodic benefit income/cost. See Note 11 for additional information.
(2)Additional disclosures for postretirement benefits are not included as they are not considered material.
Recent Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the disclosure requirements for reportable segments. The new guidance requires enhanced disclosures about significant segment expenses. Additionally, all current annual disclosures about a reportable segment’s profit or loss and assets will also be required in interim periods. The new guidance also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We adopted this guidance for our annual disclosures in fiscal 2025, and this guidance will be effective for our interim-period disclosures in fiscal 2026. As the guidance only relates to disclosures, there was no impact on our financial position or results of operations. See segment disclosures in Note 9.
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

THE MARZETTI COMPANY AND SUBSIDIARIES
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
The following table summarizes the preliminary purchase price allocation based on the fair value of the net assets acquired.

Preliminary Purchase Price Allocation
Inventories	$4,065
Property, plant and equipment	60,073
Goodwill (tax deductible)	14,401
Other noncurrent assets	301
Current liabilities	(21)
Net assets acquired	$78,819
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

Note 3 – Long-Term Debt
At June 30, 2025 and 2024, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 6, 2029, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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
At June 30, 2025 and 2024, we had no borrowings outstanding under the Facility. At June 30, 2025 and 2024, we had $2.6 million and $2.2 million, respectively, of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest in 2025 and 2024.

THE MARZETTI COMPANY AND SUBSIDIARIES
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
We have finance leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. These leases are generally for manufacturing and non-manufacturing equipment used in our business and warehouse facilities. The remaining lease terms for these finance leases range from 1 year to 9 years.
As of June 30, 2025 and 2024, the weighted-average discount rate of our operating leases was 5.1% and 4.9%, respectively. As of June 30, 2025 and 2024, the weighted-average discount rate of our finance leases was 4.5% and 2.5%, respectively.
The components of lease expense in each of the years ended June 30 have been provided as follows:

	2025	2024	2023
Operating lease cost in Cost of Sales and Selling, General and Administrative Expenses	$14,222	$10,004	$9,702
Finance lease cost:
Amortization of assets in Cost of Sales and Selling, General and Administrative Expenses	$2,156	$2,056	$2,228
Interest on lease liabilities in Other, Net	78	66	97
Total finance lease cost	$2,234	$2,122	$2,325
Short-term lease cost in Cost of Sales and Selling, General and Administrative Expenses	3,526	5,653	4,362
Total net lease cost	$19,982	$17,779	$16,389
Supplemental balance sheet information related to leases at June 30 is as follows:

	2025	2024
Operating Leases
Operating Lease Right-Of-Use Assets	$52,227	$55,128

Current operating lease liabilities in Accrued Liabilities	$11,255	$10,335
Noncurrent Operating Lease Liabilities	42,720	44,557
Total operating lease liabilities	$53,975	$54,892

Finance Leases
Finance lease right-of-use assets in Property, Plant and Equipment-Net	$1,560	$2,861

Current finance lease liabilities in Accrued Liabilities	$463	$1,993
Noncurrent finance lease liabilities in Other Noncurrent Liabilities	1,115	782
Total finance lease liabilities	$1,578	$2,775

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Supplemental cash flow information related to leases in each of the years ended June 30 is as follows:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,532	$10,199	$9,848
Operating cash flows from finance leases	$78	$66	$97
Financing cash flows from finance leases	$2,053	$1,958	$2,334

Supplemental noncash information on operating lease liabilities arising from obtaining right-of-use assets	$10,102	$38,318	$5,698
Supplemental noncash information on finance lease liabilities arising from obtaining right-of-use assets	$854	$534	$—
As of June 30, 2025, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2026	$13,747	$524
2027	10,303	217
2028	7,099	217
2029	6,861	217
2030	5,713	188
Thereafter	21,028	479
Total minimum payments	$64,751	$1,842
Less amount representing interest	(10,776)	(264)
Present value of lease obligations	$53,975	$1,578
As of June 30, 2025 and 2024, the weighted-average remaining term of our operating leases was 6.7 years and 7.1 years, respectively. As of June 30, 2025 and 2024, the weighted-average remaining term of our finance leases was 6.1 years and 2.7 years, respectively.

Note 5 – Commitments and Contingencies
At June 30, 2025, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
18% of our employees are represented under various ongoing collective bargaining contracts. The labor contract for our Vineland, New Jersey plant facility, which produces frozen bread products, will expire on December 31, 2025. 5% of our employees are represented under this collective bargaining contract. There is also a labor contract for our Milpitas, California plant facility, which is expected to close in the quarter ending September 30, 2025. None of our other collective bargaining contracts will expire within one year.

Note 6 – Goodwill
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $65.4 million, respectively, at June 30, 2025 compared to $157.4 million and $51.0 million, respectively, at June 30, 2024. The increase in goodwill is the result of the Atlanta plant acquisition in February 2025. See further discussion in Note 2.
The following table is a rollforward of goodwill by reportable segment from June 30, 2024 to June 30, 2025:

	Retail	Foodservice	Total
Goodwill at beginning of year	$157,396	$50,975	$208,371
Goodwill acquired during the year	—	14,401	14,401
Goodwill at end of year	$157,396	$65,376	$222,772

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 7 – Liabilities
Accrued liabilities at June 30 were composed of:

	2025	2024
Compensation and employee benefits	$33,753	$31,569
Operating leases	11,255	10,335
Royalties	8,469	7,524
Distribution	6,192	7,116
Other taxes	4,250	2,868
Finance leases	463	1,993
Other	3,950	3,753
Total accrued liabilities	$68,332	$65,158
Other noncurrent liabilities at June 30 were composed of:

	2025	2024
Deferred compensation and accrued interest	$4,607	$4,501
Workers compensation	4,330	6,681
Finance leases	1,115	782
Gross tax contingency reserve	747	802
Postretirement benefit liability	554	576
Pension benefit liability	—	345
Other	1,747	1,670
Total other noncurrent liabilities	$13,100	$15,357

Note 8 – Income Taxes
We file a consolidated federal income tax return. Taxes based on income for the years ended June 30 have been provided as follows:

	2025	2024	2023
Currently payable:
Federal	$48,714	$51,687	$20,147
State and local	3,491	5,485	3,978
Total current provision	52,205	57,172	24,125
Deferred federal, state and local (benefit) provision	(6,089)	(10,270)	7,886
Total taxes based on income	$46,116	$46,902	$32,011
For the years ended June 30, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2025	2024	2023
Statutory rate	21.0%	21.0%	21.0%
State and local income taxes	1.1	1.9	2.4
Research and development tax credit	(1.1)	(0.7)	(1.1)
Net windfall tax benefits - stock-based compensation	(0.1)	—	(0.4)
Other	0.7	0.6	0.4
Effective rate	21.6%	22.8%	22.3%

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Our net deferred tax liability for all periods presented has been classified as noncurrent. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 were comprised of:

	2025	2024
Deferred tax assets:
Section 174 research and development capitalization	$15,172	$11,910
Operating lease liabilities	11,820	12,245
Employee medical and other benefits	8,352	8,431
Receivables	5,086	4,202
Inventories	2,340	3,688
Intangible assets	1,932	2,185
Other accrued liabilities	960	1,161
Total deferred tax assets	45,662	43,822
Deferred tax liabilities:
Property, plant and equipment	(47,536)	(49,053)
Goodwill	(20,650)	(19,571)
Operating lease right-of-use assets	(11,591)	(12,474)
Total deferred tax liabilities	(79,777)	(81,098)
Net deferred tax liability	$(34,115)	$(37,276)
Prepaid federal income taxes of $0.1 million and $0.8 million were included in Other Current Assets at June 30, 2025 and 2024, respectively. Prepaid state and local income taxes of $0.6 million were included in Other Current Assets at June 30, 2025. Accrued state and local income taxes of $0.3 million were included in Accrued Liabilities at June 30, 2024.
Net cash payments for income taxes for each of the years ended June 30 were as follows:

	2025	2024	2023
Net cash payments for income taxes	$52,515	$53,583	$26,327
The gross tax contingency reserve at June 30, 2025 was $0.7 million and consisted of estimated tax liabilities of $0.2 million and interest and penalties of $0.5 million. The unrecognized tax benefits recorded as the gross tax contingency reserve noted in the following table for June 30, 2025 and 2024 would affect our effective tax rate, if recognized.
The following table sets forth changes in our total gross tax contingency reserve (including interest and penalties):

	2025	2024
Balance, beginning of year	$802	$858
Tax positions related to the current year:
Additions	—	—
Reductions	—	—
Tax positions related to prior years:
Additions	30	34
Reductions	(85)	(90)
Settlements	—	—
Balance, end of year	$747	$802
We have not classified any of the gross tax contingency reserve at June 30, 2025 in Accrued Liabilities as none of these amounts are expected to be resolved within the next 12 months. Consequently, the entire liability of $0.7 million was included in Other Noncurrent Liabilities. We expect that the amount of these liabilities will change within the next 12 months; however, we do not expect the change to have a significant effect on our financial position or results of operations.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We recognize interest and penalties related to these tax liabilities in income tax expense. For each of the years ended June 30, we recognized the change in the accrual for net tax-related interest and penalties as follows:

	2025	2024
Benefit recognized for net tax-related interest and penalties	$(11)	$(10)
We had accrued interest and penalties at June 30 as follows:

	2025	2024
Accrued interest and penalties included in the gross tax contingency reserve	$473	$484
We file federal and various state and local income tax returns in the United States. With limited exceptions, we are no longer subject to examination of U.S. federal or state and local income taxes for years prior to 2022.

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
Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. Our CODM evaluates segment performance based on net sales and operating income. On a monthly basis, our CODM reviews results in comparison to the annual operating plan (“AOP”), the latest forecast and prior-year results. Resource allocation decisions are primarily made through the forecasting process, including development of the AOP. As many of our products are similar between our two segments, our procurement, manufacturing, warehousing and distribution activities are substantially integrated across our operations in order to maximize efficiency and productivity. Consequently, we do not prepare, and our CODM does not review, separate balance sheets or property additions for the reportable segments. As such, our external reporting does not include the presentation of identifiable assets or depreciation and amortization separately by reportable segment.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments in each of the years ended June 30:

	2025	2024	2023
Retail
Shelf-stable dressings, sauces and croutons	$431,197	$424,605	$422,646
Frozen breads	380,601	351,063	343,450
Refrigerated dressings, dips and other	191,611	212,756	199,274
Total Retail net sales	$1,003,409	$988,424	$965,370
Foodservice
Dressings and sauces	$664,013	$660,460	$642,153
Frozen breads and other	227,463	222,875	215,004
Other dressings and sauces for TSA	14,237	—	—
Total Foodservice net sales	$905,713	$883,335	$857,157
Total net sales	$1,909,122	$1,871,759	$1,822,527
The following table provides an additional disaggregation of Foodservice net sales by type of customer in each of the years ended June 30:

	2025	2024	2023
Foodservice
National accounts	$693,583	$692,340	$676,665
Branded and other	197,893	190,995	180,492
Other dressings and sauces for TSA	14,237	—	—
Total Foodservice net sales	$905,713	$883,335	$857,157
The following tables provide financial information attributable to our reportable segments, including significant segment expenses, as well as certain amounts not allocated among our reportable segments. Net sales are predominately domestic. All intercompany transactions have been eliminated. Nonallocated corporate expenses include various expenses of a general corporate nature, costs related to certain divested or closed nonfood operations, and expenditures in 2024 and 2023 for Project Ascent.

For The Year Ended June 30, 2025	Retail	Foodservice	Total
Net Sales	$1,003,409	$905,713	$1,909,122
Cost of Sales	700,254	753,222
Selling, General and Administrative Expenses	91,460	40,912
Total Segment Operating Income	$211,695	$111,579	$323,274
Nonallocated Corporate Expenses			97,855
Nonallocated Restructuring and Impairment Charges (1)			5,102
Operating Income			$220,317
Pension Settlement Charge			(13,968)
Other, Net			7,114
Income Before Income Taxes			$213,463
(1)Nonallocated restructuring and impairment charges in 2025 resulted from our decision to close our Milpitas, California sauce and dressing manufacturing facility, as well as our decision to transition our internal transportation fleet operation to an external dedicated carrier.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

For The Year Ended June 30, 2024	Retail	Foodservice	Total
Net Sales	$988,424	$883,335	$1,871,759
Cost of Sales	690,247	749,210
Selling, General and Administrative Expenses	90,517	37,031
Total Segment Operating Income	$207,660	$97,094	$304,754
Nonallocated Corporate Expenses			90,517
Nonallocated Restructuring and Impairment Charges (1)			14,874
Operating Income			$199,363
Other, Net			6,152
Income Before Income Taxes			$205,515
(1)Nonallocated restructuring and impairment charges in 2024 resulted from our decision to exit our perimeter-of-the-store bakery product lines.

For The Year Ended June 30, 2023	Retail	Foodservice	Total
Net Sales	$965,370	$857,157	$1,822,527
Cost of Sales	718,878	715,081
Selling, General and Administrative Expenses	82,059	35,727
Restructuring and Impairment Charges (1)	24,969	—
Total Segment Operating Income	$139,464	$106,349	$245,813
Nonallocated Corporate Expenses			104,305
Operating Income			$141,508
Other, Net			1,789
Income Before Income Taxes			$143,297
(1)Restructuring and impairment charges in 2023 related to the intangible assets of Flatout due to lowered expectations for the projected sales and profitability of the Flatout product lines that we subsequently exited in 2024. These charges were reflected in our Retail segment.
The following table sets forth reconciliations of our reportable segments’ total identifiable assets to the consolidated totals as of June 30 and our reportable segments’ total depreciation and amortization expenses to the consolidated totals for each of the years ended June 30:

	2025	2024	2023
Identifiable Assets (1)
Retail & Foodservice (2)	$1,083,381	$1,015,454	$984,341
Corporate	191,343	191,477	128,653
Total	$1,274,724	$1,206,931	$1,112,994
Depreciation and Amortization
Retail & Foodservice (2)	$57,095	$51,386	$47,001
Corporate	5,073	4,510	4,209
Total	$62,168	$55,896	$51,210
(1)Long-lived assets are predominately domestic. Retail and Foodservice identifiable assets include those assets used in our operations and other intangible assets allocated to purchased businesses, most notably goodwill. The increase in Retail and Foodservice identifiable assets from June 30, 2024 to June 30, 2025 reflects the acquisition of the Atlanta plant. The increase in Retail and Foodservice identifiable assets from June 30, 2023 to June 30, 2024 reflected a new operating lease right-of-use asset for a warehouse in Union City, Georgia. Corporate assets consist principally of cash and equivalents. The increase in Corporate assets from June 30, 2023 to June 30, 2024 reflected higher cash and equivalents.
(2)As discussed above, we do not present identifiable assets or depreciation and amortization separately by reportable segment.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Our relationship with Chick-fil-A, Inc. (“Chick-fil-A”), one of our national chain restaurant accounts, represents a significant portion of our consolidated net sales. In Foodservice, we primarily supply Chick-fil-A indirectly through multiple distributors with the remainder supplied directly to Chick-fil-A. None of these individual customers amounts to more than 10% of our consolidated net sales. Chick-fil-A is also a significant contributor to our Retail sales as we sell their sauce and dressing products into the retail channel through an exclusive license agreement. Retail segment net sales attributed to Walmart also represent a significant portion of our consolidated net sales. Total net sales attributable to Chick-fil-A, including the Retail sales resulting from the exclusive license agreement and the Foodservice sales, and Retail segment net sales attributable to Walmart for each of the years ended June 30 were as follows:

	2025	2024	2023
Net sales attributable to Chick-fil-A	$548,222	$519,818	$480,973
As a percentage of consolidated net sales	29%	28%	26%
Net sales attributable to Walmart	$367,274	$338,764	$323,718
As a percentage of consolidated net sales	19%	18%	18%

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
Stock-Settled Stock Appreciation Rights
Prior to 2022, we used periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. Our policy is to issue shares upon SSSARs exercise from new shares that had been previously authorized. The SSSARs we granted generally vested over a 3-year period whereby one-third vested on the first anniversary of the grant date, one-third vested on the second anniversary of the grant date and one-third vested on the third anniversary of the grant date. At June 30, 2025, there were no unvested SSSARs outstanding.
The following table summarizes our SSSARs compensation expense and tax benefits recorded for each of the years ended June 30:

	2025	2024	2023
Compensation expense	$—	$1,038	$1,972
Tax benefits	$—	$90	$216
Intrinsic value of exercises	$(18)	$677	$3,873
The total fair values of SSSARs vested for each of the years ended June 30 were as follows:

	2025	2024	2023
Fair value of vested rights	$—	$1,175	$2,611

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes the activity relating to SSSARs granted under the plan for the year ended June 30, 2025:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	39	$169.75
Exercised	(20)	$163.69
Granted	—	$—
Forfeited	—	$—
Outstanding at end of year	19	$175.76	2.56	$31
Exercisable and vested at end of year	19	$175.76	2.56	$31
Vested and expected to vest at end of year	19	$175.76	2.56	$31
The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2025:

	Outstanding				Exercisable
			Weighted Average
Grant Years	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Exercise Price	Number Exercisable	Weighted Average Exercise Price
2021	$167.18-$177.99	18	2.62	$177.40	18	$177.40
2020	$153.71	1	1.66	$153.71	1	$153.71
At June 30, 2025, there was no unrecognized compensation expense related to SSSARs.
Restricted Stock
We use periodic grants of restricted stock as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In 2025, 2024 and 2023, we granted shares of restricted stock to various employees under the terms of the plan. The following table summarizes information relating to these grants:

	2025	2024	2023
Employees
Restricted stock granted	38	33	29
Grant date fair value	$7,292	$6,076	$4,448
Weighted average grant date fair value per award	$190.84	$185.05	$154.80
The restricted stock under these employee grants generally vests 3 years after the grant date. Under the terms of our grants, employees receive dividends on unforfeited restricted stock regardless of their vesting status.
In 2025, 2024 and 2023, we also granted shares of restricted stock to our nonemployee directors under the terms of the plan. The following table summarizes information relating to each of these grants:

	2025	2024	2023
Nonemployee directors
Restricted stock granted	6	5	4
Grant date fair value	$1,215	$920	$919
Weighted average grant date fair value per award	$200.28	$165.41	$203.34
The restricted stock under these nonemployee director grants generally vests 1 year after the grant date. All of the shares granted during 2025 are expected to vest. Dividends earned on the stock during the vesting period are paid to the directors at the time the stock vests.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our restricted stock compensation expense and tax benefits recorded for each of the years ended June 30:

	2025	2024	2023
Compensation expense	$5,673	$5,479	$4,432
Tax benefits	$859	$841	$677
The total fair values of restricted stock vested for each of the years ended June 30 were as follows:

	2025	2024	2023
Fair value of vested shares	$5,125	$3,287	$4,996
The following table summarizes the activity relating to restricted stock granted under the plan for the year ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at beginning of year	80	$176.21
Granted	44	$192.14
Vested	(28)	$183.25
Forfeited	(6)	$184.23
Unvested restricted stock at end of year	90	$181.33
At June 30, 2025, there was $7.1 million of unrecognized compensation expense related to restricted stock that we will recognize over a weighted-average period of 2 years.
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
These performance units vest 3 years after the grant date and are settled in shares of common stock equal to the number of performance units granted multiplied by a percentage between 0% and 200% depending on the achievement of the above-noted performance metrics over the 3-year performance period. Our policy is to issue shares upon the vesting of performance units from new shares that had been previously authorized. Dividend equivalents earned during the vesting period are paid at the time the awards vest.
In 2025, 2024 and 2023, we granted performance units to various employees under the terms of the plan. The following table summarizes information relating to these grants:

	2025	2024	2023
Performance units granted	25	25	26
Grant date fair value	$5,248	$4,745	$4,572
Weighted average grant date fair value per award	$206.54	$192.91	$173.73
For our performance units with a performance condition, the grant-date fair value is equal to the closing price of our common stock on the grant date. For our performance units with a market condition, the grant-date fair value is estimated using a Monte Carlo simulation. The assumptions used in the Monte Carlo simulation were as follows:

	2025	2024	2023
Risk-free interest rate	3.72%	4.60%	3.18%
Dividend yield	1.98%	1.78%	2.08%
Volatility factor of the expected market price of our common stock	26.40%	24.60%	32.20%

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table summarizes our performance units compensation expense and tax benefits recorded for each of the years ended June 30:

	2025	2024	2023
Compensation expense	$3,306	$4,842	$2,678
Tax benefits	$321	$620	$355
The following table summarizes information for our performance units that vested during the year ended June 30:

2025
Payout of revenue-based performance units	174%
Payout of market-based performance units	91%
Fair value of vested performance units	$3,281
The following table summarizes the activity relating to performance units granted under the plan for the year ended June 30, 2025:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested performance units at beginning of year	62	$188.34
Granted	25	$206.54
Vested	(16)	$201.70
Forfeited	(6)	$192.75
Unvested performance units at end of year	65	$191.72
At June 30, 2025, there was $4.4 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

Note 11 – Pension Benefits
Defined Benefit Pension Plans
Prior to November 30, 2024, we sponsored multiple defined benefit pension plans that covered certain former employees under collective bargaining contracts related to closed or sold operations. All these plans were previously frozen. In August 2024, our Board of Directors approved the merger of all five pension plans and the termination of the resulting merged plan. The merged plan was terminated effective November 30, 2024. Lump sum distributions and annuity purchases from a highly rated insurance company were completed in December 2024. No additional pension plan contributions were required. As a result of the pension termination, we incurred a one-time noncash settlement charge of $14.0 million in 2025.
Prior to the termination of the merged plan discussed above, we discounted our plan liabilities at the end of the year using an assumed discount rate. In estimating this rate, we, along with our third-party actuaries, reviewed the timing of future benefit payments, bond indices, yield curve analysis results and the past history of discount rates.
The actuarial present value of benefit obligations summarized below was based on the following assumption:

2024
Weighted-average assumption as of June 30
Discount rate	5.23%
The net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2025	2024	2023
Discount rate	5.23%	5.18%	4.52%
Expected long-term return on plan assets	5.00%	5.00%	5.00%

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

We categorize our plan assets within a three-level fair value hierarchy, as previously defined in Note 1. The following table summarizes the fair values and levels, within the fair value hierarchy, for our plan assets at June 30, 2024:

Asset Category	Level 1	Level 2	Level 3	Total
Cash and equivalents	$53	$—	$—	$53
Money market funds	1,459	—	—	1,459
Mutual funds fixed income	19,242	—	—	19,242
Mutual funds equity	7,262	—	—	7,262
Total	$28,016	$—	$—	$28,016
The plan assets classified at Level 1 included money market funds and mutual funds. Quoted market prices in active markets for identical assets were available for investments in this category.
Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$26,475	$27,952
Interest cost	659	1,382
Actuarial gain	(834)	(660)
Benefits paid	(26,300)	(2,199)
Benefit obligation at end of year	$—	$26,475

	2025	2024
Change in plan assets
Fair value of plan assets at beginning of year	$28,016	$28,776
Actual return on plan assets	(1,716)	1,215
Employer contributions	—	224
Benefits paid	(26,300)	(2,199)
Fair value of plan assets at end of year	$—	$28,016

	2025	2024
Funded status - net prepaid benefit cost	$—	$1,541

	2025	2024
Amounts recognized in the Consolidated Balance Sheets consist of
Prepaid benefit cost (Other Noncurrent Assets)	$—	$1,886
Accrued benefit liability (Other Noncurrent Liabilities)	—	(345)
Net amount recognized	$—	$1,541

	2025	2024
Accumulated benefit obligation	$—	$26,475
The following table discloses, in the aggregate, those plans with benefit obligations in excess of the fair value of plan assets at the June 30 measurement date:

	2025	2024
Benefit obligations	$—	$4,301
Fair value of plan assets at end of year	$—	$3,956

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Amounts recognized in accumulated other comprehensive loss at June 30 were as follows:

	2025	2024
Net actuarial loss	$—	$12,713
Income taxes	—	(2,971)
Total	$—	$9,742
The following table summarizes the components of net periodic benefit cost for our pension plans at June 30:

	2025	2024	2023
Components of net periodic benefit cost
Interest cost	$659	$1,382	$1,344
Expected return on plan assets	(668)	(1,375)	(1,416)
Amortization of unrecognized net loss	294	633	725
Settlement charge	13,968	—	—
Net periodic benefit cost	$14,253	$640	$653

Note 12 – Defined Contribution and Other Employee Plans
Company-Sponsored Defined Contribution Plans
We sponsor four defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code. Contributions are determined under various formulas, and we contributed to three of these plans in 2025. Costs related to such plans for each of the years ended June 30 were as follows:

	2025	2024	2023
Costs related to company-sponsored defined contribution plans	$8,282	$6,922	$6,009
Multiemployer Plans
In the three years ended June 30, 2025, one of our subsidiaries participated in a multiemployer plan that provides pension benefits to retiree workers under a collective bargaining contract. This plan generally provides for retirement, death and/or termination benefits for eligible employees within the collective bargaining contract, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if a participating employer chooses to stop participating in the multiemployer plan, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
Our participation in this multiemployer pension plan for the three years ended June 30, 2025 is reflected in the following table. All information in the table is as of December 31 of the relevant year, except contributions which are based on our fiscal year, or except as otherwise noted. The EIN/PN column provides the Employer Identification Number (“EIN”) and the Plan Number (“PN”). The pension protection act zone status is based on information that we received from the plan. Among other factors, generally, plans in critical status (red zone) are less than 65 percent funded, plans in endangered or seriously endangered status (yellow zone or orange zone, respectively) are less than 80 percent funded, and plans at least 80 percent funded are said to be in the green zone. The FIP/RP status pending/implemented column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented by the trustees of each plan. There have been no significant changes that affect the comparability of 2025, 2024 or 2023 contributions.

		Pension Protection Act Zone Status			Fiscal Year Contributions
Plan Name	EIN/PN	2024	2023	FIP/RP Status Pending / Implemented	2025	2024	2023	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Western Conference of Teamsters Pension Plan	916145047- 001	Green 12/31/23	Green 12/31/22	No	$277	$215	$250	No	12/15/2025

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Under this multiemployer plan and one additional multiemployer plan, we also contribute amounts for health and welfare benefits that are defined by each plan. These benefits are not vested. The contributions required by our participation in these plans for each of the years ended June 30 were as follows:

	2025	2024	2023
Multiemployer health and welfare plan contributions	$4,072	$3,047	$3,124
We also make non-elective contributions for the union employees at our Bedford Heights, Ohio plant into a union-sponsored multiemployer 401(k) plan. Our contributions totaled $1.0 million in 2025, 2024 and 2023.
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
The following table summarizes our liability for total deferred compensation and accrued interest at June 30:

	2025	2024
Liability for deferred compensation and accrued interest	$4,607	$4,501
Deferred compensation expense for each of the years ended June 30 was as follows:

	2025	2024	2023
Deferred compensation expense	$345	$387	$311

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Marzetti Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Marzetti Company (formerly Lancaster Colony Corporation) and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated August 21, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 21, 2025

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements. During the fourth quarter of 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our November 2025 Annual Meeting of Shareholders (“2025 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
The information regarding delinquent Section 16(a) reports, if any, is incorporated by reference to the material under the heading “Delinquent Section 16(a) Reports” in our 2025 Proxy Statement.
The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2025 Proxy Statement.
The information regarding our Code of Conduct is incorporated by reference to the information contained in our 2025 Proxy Statement.
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and anyone employed by or associated with The Marzetti Company, which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2025 Proxy Statement.
The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2025 and 2024 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2025 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2025 and 2024 and for each of the three years in the period ended June 30, 2025, together with the report thereon of Deloitte & Touche LLP dated August 21, 2025, are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets as of June 30, 2025 and 2024
Consolidated Statements of Income for the years ended June 30, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended June 30, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended June 30, 2025, 2024 and 2023
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
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

3.1	Second Amended and Restated Articles of Incorporation of The Marzetti Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (000-04065), filed June 30, 2025).

3.2	Second Amended and Restated Regulations of The Marzetti Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (000-04065), filed June 30, 2025).

4.1*	Specimen Certificate of Common Stock

4.2*	Description of Common Stock

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

Exhibit Number	Description

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

10.12(a)	Employment Offer Letter to Thomas K. Pigott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed March 15, 2019).

10.13(a)	Employment Offer Letter to Tanya Berman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed April 30, 2025).

10.14(a)	Lancaster Colony Corporation Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (000-04065), filed November 2, 2023).

10.15(a)	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed November 15, 2018).

10.16(a)
Confidential Severance Agreement and General Release, effective December 3, 2024, between T. Marzetti Company and Carl R. Stealey (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed December 6, 2024).

19*	The Marzetti Company Insider Trading Policy.

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Lancaster Colony Corporation Recoupment of Incentive Compensation Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K (000-04065), filed August 22, 2024).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page of The Marzetti Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARZETTI COMPANY
(Registrant)

By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director

Date:	August 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID A. CIESINSKI	President, Chief Executive Officer	August 21, 2025
David A. Ciesinski	and Director
(Principal Executive Officer)

/s/ THOMAS K. PIGOTT	Vice President, Chief Financial Officer	August 21, 2025
Thomas K. Pigott	and Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ ALAN F. HARRIS	Chairman of the Board	August 14, 2025
Alan F. Harris	and Director

/s/ ZENA SRIVATSA ARNOLD	Director	August 13, 2025
Zena Srivatsa Arnold

/s/ BARBARA L. BRASIER	Director	August 13, 2025
Barbara L. Brasier

/s/ ROBERT L. FOX	Director	August 13, 2025
Robert L. Fox

/s/ ELLIOT K. FULLEN	Director	August 13, 2025
Elliot K. Fullen

/s/ JOHN B. GERLACH, JR.	Director	August 14, 2025
John B. Gerlach, Jr.

/s/ MICHAEL H. KEOWN	Director	August 14, 2025
Michael H. Keown

/s/ GEORGE F. KNIGHT III	Director	August 13, 2025
George F. Knight III

/s/ ROBERT P. OSTRYNIEC	Director	August 14, 2025
Robert P. Ostryniec