Form 10-Q
period 2025-09-30
MARZETTI CO
filed 2025-11-04
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 10, 2025, there were approximately 27,486,000 shares of Common Stock, without par value, outstanding.

THE MARZETTI COMPANY AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	September 30, 2025	June 30, 2025
ASSETS
Current Assets:
Cash and equivalents	$182,151	$161,476
Receivables	101,803	95,817
Inventories:
Raw materials	43,743	42,547
Finished goods	130,291	126,754
Total inventories	174,034	169,301
Other current assets	41,344	17,037
Total current assets	499,332	443,631
Property, Plant and Equipment:
Property, plant and equipment-gross	991,102	968,014
Less accumulated depreciation	449,253	433,471
Property, plant and equipment-net	541,849	534,543
Other Assets:
Goodwill	222,772	222,772
Operating lease right-of-use assets	51,339	52,227
Other noncurrent assets	23,172	21,551
Total	$1,338,464	$1,274,724
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$135,465	$117,962
Accrued liabilities	66,004	68,332
Total current liabilities	201,469	186,294
Noncurrent Operating Lease Liabilities	41,042	42,720
Other Noncurrent Liabilities	21,228	13,100
Deferred Income Taxes	55,954	34,115
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-September 30, 2025-27,547,622 shares; June 30, 2025-27,533,599 shares	161,450	160,886
Retained earnings	1,649,351	1,628,487
Accumulated other comprehensive income	946	961
Common stock in treasury, at cost	(792,976)	(791,839)
Total shareholders’ equity	1,018,771	998,495
Total	$1,338,464	$1,274,724
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2025	2024
Net Sales	$493,472	$466,558
Cost of Sales	374,653	355,734
Gross Profit	118,819	110,824
Selling, General and Administrative Expenses	58,416	54,960
Restructuring and Impairment Charges	1,143	—
Operating Income	59,260	55,864
Other, Net	1,529	2,019
Income Before Income Taxes	60,789	57,883
Taxes Based on Income	13,607	13,182
Net Income	$47,182	$44,701
Net Income Per Common Share:
Basic and Diluted	$1.71	$1.62

Weighted Average Common Shares Outstanding:
Basic	27,455	27,457
Diluted	27,494	27,478
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2025	2024
Net Income	$47,182	$44,701
Other Comprehensive (Loss) Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Amortization of (gain) loss, before tax	(15)	132
Amortization of prior service credit, before tax	(5)	(45)
Total Other Comprehensive (Loss) Income, Before Tax	(20)	87
Tax Attributes of Items in Other Comprehensive (Loss) Income:
Amortization of (gain) loss, tax	4	(30)
Amortization of prior service credit, tax	1	10
Total Tax Benefit (Expense)	5	(20)
Other Comprehensive (Loss) Income, Net of Tax	(15)	67
Comprehensive Income	$47,167	$44,768
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income	$47,182	$44,701
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	16,709	14,357
Deferred income taxes and other changes	22,963	4,740
Stock-based compensation expense	2,645	2,369
Restructuring and impairment charges	1,143	—
Pension plan activity	—	142
Changes in operating assets and liabilities:
Receivables	(5,986)	(5,945)
Inventories	(4,733)	(20,411)
Other current assets	(24,597)	(10,623)
Accounts payable and accrued liabilities	14,184	(9,438)
Net cash provided by operating activities	69,510	19,892
Cash Flows From Investing Activities:
Payments for property additions	(15,627)	(17,635)
Other-net	(3,187)	(2,281)
Net cash used in investing activities	(18,814)	(19,916)
Cash Flows From Financing Activities:
Payment of dividends	(26,318)	(24,866)
Purchase of treasury stock	(1,137)	(1,440)
Tax withholdings for stock-based compensation	(2,081)	(1,551)
Principal payments for finance leases	(485)	(504)
Net cash used in financing activities	(30,021)	(28,361)
Net change in cash and equivalents	20,675	(28,385)
Cash and equivalents at beginning of year	161,476	163,443
Cash and equivalents at end of period	$182,151	$135,058
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$12,931	$15,594
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2025
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2025	27,534	$160,886	$1,628,487	$961	$(791,839)	$998,495
Net income			47,182			47,182
Postretirement benefit losses, net of $(5) tax effect				(15)		(15)
Cash dividends - common stock ($0.95 per share)			(26,318)			(26,318)
Purchase of treasury stock	(6)				(1,137)	(1,137)
Stock-based plans	20	(2,081)				(2,081)
Stock-based compensation expense		2,645				2,645
Balance, September 30, 2025	27,548	$161,450	$1,649,351	$946	$(792,976)	$1,018,771

	Three Months Ended September 30, 2024
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2024	27,527	$153,616	$1,564,642	$(8,640)	$(783,846)	$925,772
Net income			44,701			44,701
Net pension and postretirement benefit gains, net of $20 tax effect				67		67
Cash dividends - common stock ($0.90 per share)			(24,866)			(24,866)
Purchase of treasury stock	(7)				(1,440)	(1,440)
Stock-based plans	46	(1,551)				(1,551)
Stock-based compensation expense		2,369				2,369
Balance, September 30, 2024	27,566	$154,434	$1,584,477	$(8,573)	$(785,286)	$945,052
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The Marzetti Company and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant” or the “Company” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our 2025 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2026 refers to fiscal 2026, which is the period from July 1, 2025 to June 30, 2026.
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

	September 30,
	2025	2024
Construction in progress in Accounts Payable	$4,657	$4,165
Deferred Software Costs
Capitalized software costs are amortized on a straight-line basis over the estimated useful life. Amortization expense was $0.8 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively. The following table summarizes the components of capitalized software costs, excluding any costs that are fully amortized:

	September 30, 2025	June 30, 2025
Capitalized Software Costs - Gross	$18,140	$17,258
Capitalized Software Costs - Accumulated Amortization	(7,008)	(6,237)
Capitalized Software Costs - Net	$11,132	$11,021

Capitalized Software Costs - Net in Other Current Assets	$3,559	$3,358
Capitalized Software Costs - Net in Other Noncurrent Assets	$7,573	$7,663
Earnings Per Share
Earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock and common stock equivalents (restricted stock awards, restricted stock units, stock-settled stock appreciation rights and performance units) outstanding during each period. Unvested shares of restricted stock awards granted to employees are considered participating securities since employees receive nonforfeitable dividends prior to vesting and, therefore, are included in the earnings allocation in computing EPS under the two-class method. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the diluted weighted average number of common shares outstanding during the period, which includes the dilutive potential common shares associated with nonparticipating restricted stock awards, restricted stock units, stock-settled stock appreciation rights and performance units.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended September 30,
	2025	2024
Net income	$47,182	$44,701
Net income available to participating securities	(100)	(124)
Net income available to common shareholders	$47,082	$44,577

Weighted average common shares outstanding – basic	27,455	27,457
Incremental share effect from:
Nonparticipating restricted stock awards	5	4
Restricted stock units	20	—
Stock-settled stock appreciation rights	1	3
Performance units	13	14
Weighted average common shares outstanding – diluted	27,494	27,478

Net income per common share – basic and diluted	$1.71	$1.62
Accumulated Other Comprehensive Income (Loss)
The following table presents the amounts reclassified out of accumulated other comprehensive income (loss) by component:

	Three Months Ended September 30,
	2025	2024
Accumulated other comprehensive income (loss) at beginning of period	$961	$(8,640)
Defined Benefit Pension Plan Items:
Amortization of unrecognized net loss	—	147
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(15)	(15)
Amortization of prior service credit	(5)	(45)
Total other comprehensive (loss) income, before tax	(20)	87
Total tax benefit (expense)	5	(20)
Other comprehensive (loss) income, net of tax	(15)	67
Accumulated other comprehensive income (loss) at end of period	$946	$(8,573)
Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2025 Annual Report on Form 10-K.
Recent Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the disclosure requirements for reportable segments. The new guidance requires enhanced disclosures about significant segment expenses. Additionally, all current annual disclosures about a reportable segment’s profit or loss and assets will also be required in interim periods. The new guidance also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We adopted this guidance for our annual disclosures in fiscal 2025 and for our interim-period disclosures in the first quarter of fiscal 2026. As the guidance only relates to disclosures, there was no impact on our financial position or results of operations. See segment disclosures in Note 7.

THE MARZETTI COMPANY AND SUBSIDIARIES
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
In July 2025, the FASB issued new accounting guidance related to the measurement of credit losses for accounts receivable and contract assets. In developing reasonable and supportable forecasts as part of estimating credit losses, all entities may elect a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. An entity that elects the practical expedient should apply the amendment on a prospective basis. This guidance will be effective for us in fiscal 2027, including interim periods. Early adoption is permitted. We are currently evaluating the impact of this guidance.
In September 2025, the FASB issued new accounting guidance related to internal-use software. The amendments remove all references to prescriptive and sequential software development stages. The new guidance requires an entity to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. This guidance will be effective for annual reporting periods beginning after December 15, 2027, including interim periods. Early adoption is permitted as of the beginning of an annual reporting period. We adopted this guidance in the first quarter of fiscal 2026 on a prospective basis. The adoption resulted in a change in accounting principle. Additional costs capitalized under this new guidance were not material to our condensed consolidated financial statements. See deferred software costs disclosures in Note 1.
Note 2 – Acquisition
On February 18, 2025, we completed the acquisition of a sauce and dressing production facility and related real estate in the Atlanta, Georgia area (“Atlanta plant”) along with certain equipment and assets contained in the facility from Winland Foods, Inc. This facility will benefit our core sauce and dressing operations through improved operational efficiency, incremental capacity, and closer proximity to certain core customers while enhancing our manufacturing network from a business continuity standpoint. The purchase price of $78.8 million was funded with cash on hand. The results of operations for this facility have been included in our condensed consolidated financial statements from the date of acquisition.

THE MARZETTI COMPANY AND SUBSIDIARIES
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
Note 3 – Long-Term Debt
At September 30, 2025 and June 30, 2025, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 6, 2029, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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
At September 30, 2025 and June 30, 2025, we had no borrowings outstanding under the Facility. At September 30, 2025 and June 30, 2025, we had $2.6 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three months ended September 30, 2025 and 2024.
Note 4 – Commitments and Contingencies
At September 30, 2025, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
We have a lease commitment with fixed cash payments totaling approximately $159 million for a lease that had not commenced as of September 30, 2025. This lease has an initial term of 15 years for warehousing space in Columbus, Ohio. In accordance with accounting guidance for leases, this commitment is properly excluded from the Condensed Consolidated Balance Sheet as of September 30, 2025. A right-of-use asset and lease liability will be recorded based on the present value of the lease payments when the lease commences in fiscal 2027.
Note 5 – Goodwill
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $65.4 million, respectively, at September 30, 2025 and June 30, 2025.

Note 6 – Income Taxes
Prepaid federal income taxes of $20.9 million and $0.1 million were included in Other Current Assets at September 30, 2025 and June 30, 2025, respectively. Prepaid state and local income taxes of $1.0 million and $0.6 million were included in Other Current Assets at September 30, 2025 and June 30, 2025, respectively.
The One Big Beautiful Bill Act was enacted in July 2025. This legislation included several provisions that impact the timing of certain tax deductions, including domestic research and development expenses and bonus depreciation. We recognized the effects of this legislation in the three months ended September 30, 2025. There was no material impact on our effective tax rate.

THE MARZETTI COMPANY AND SUBSIDIARIES
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
Foodservice - The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated sauces, salad dressings, frozen breads and yeast rolls. The majority of our Foodservice sales are products sold under private label to national chain restaurant accounts. We also manufacture and sell various branded Foodservice products to distributors. Finally, within this segment, we are manufacturing and selling certain salad dressing and sauce products under a temporary supply agreement (“TSA”) resulting from the Atlanta plant acquisition. The TSA sales commenced in March 2025 and are expected to conclude during the quarter ending March 31, 2026.
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

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended September 30,
	2025	2024
Retail
Shelf-stable dressings, sauces and croutons	$104,120	$101,025
Frozen breads	90,624	83,899
Refrigerated dressings, dips and other	53,101	54,647
Total Retail net sales	$247,845	$239,571
Foodservice
Dressings and sauces	$175,106	$170,339
Frozen breads and other	59,830	56,648
Other dressings and sauces for TSA	10,691	—
Total Foodservice net sales	$245,627	$226,987
Total net sales	$493,472	$466,558

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended September 30,
	2025	2024
Foodservice
National accounts	$183,832	$175,947
Branded and other	51,104	51,040
Other dressings and sauces for TSA	10,691	—
Total Foodservice net sales	$245,627	$226,987
The following tables provide financial information attributable to our reportable segments, including significant segment expenses, as well as certain amounts not allocated among our reportable segments. Net sales are predominately domestic. All intercompany transactions have been eliminated. Nonallocated corporate expenses include various expenses of a general corporate nature and costs related to certain divested or closed nonfood operations.

For The Three Months Ended September 30, 2025	Retail	Foodservice	Total
Net Sales	$247,845	$245,627	$493,472
Cost of Sales	174,275	200,378
Selling, General and Administrative Expenses	22,959	10,481
Total Segment Operating Income	$50,611	$34,768	$85,379
Nonallocated Corporate Expenses			24,976
Nonallocated Restructuring and Impairment Charges (1)			1,143
Operating Income			$59,260
Other, Net			1,529
Income Before Income Taxes			$60,789
(1)Nonallocated restructuring and impairment charges in 2026 resulted from the closure of our Milpitas, California sauce and dressing manufacturing facility.

For The Three Months Ended September 30, 2024	Retail	Foodservice	Total
Net Sales	$239,571	$226,987	$466,558
Cost of Sales	164,113	191,621
Selling, General and Administrative Expenses	19,283	11,057
Total Segment Operating Income	$56,175	$24,309	$80,484
Nonallocated Corporate Expenses			24,620
Operating Income			$55,864
Other, Net			2,019
Income Before Income Taxes			$57,883

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth reconciliations of our reportable segments’ total identifiable assets to the consolidated totals and our reportable segments’ total depreciation and amortization expenses to the consolidated totals:

	September 30, 2025	June 30, 2025
Identifiable Assets (1)
Retail & Foodservice (2)	$1,103,881	$1,083,381
Corporate	234,583	191,343
Total	$1,338,464	$1,274,724

	Three Months Ended September 30,
	2025	2024
Depreciation and Amortization
Retail & Foodservice (2)	$15,316	$13,082
Corporate	1,393	1,275
Total	$16,709	$14,357
(1)Long-lived assets are predominately domestic. Retail and Foodservice identifiable assets include those assets used in our operations and other intangible assets allocated to purchased businesses, most notably goodwill. The composition of our Retail and Foodservice identifiable assets at September 30, 2025 is generally consistent with that of June 30, 2025. Corporate assets consist principally of cash and equivalents. The increase in Corporate identifiable assets from June 30, 2025 to September 30, 2025 reflects higher cash and equivalents, as well as an increase in prepaid federal income taxes.
(2)As discussed above, we do not present identifiable assets or depreciation and amortization separately by reportable segment.
Note 8 – Stock-Based Compensation
Our shareholders previously approved the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (the “2015 Plan”). As the 2015 Plan will expire on November 16, 2025, we are seeking shareholder approval for adoption of a new equity compensation plan at our November 2025 Annual Meeting of Shareholders. The new plan will not affect any currently outstanding equity awards granted under the 2015 Plan.
As permitted under the 2015 Plan, we made an initial grant of restricted stock units in August 2025. These restricted stock units will vest 3 years after the grant date. Dividend equivalents earned during the vesting period will be paid at the time the units vest.
Our restricted stock units compensation expense was $0.2 million for the three months ended September 30, 2025. At September 30, 2025, there was $5.4 million of unrecognized compensation expense related to restricted stock units that we will recognize over a weighted-average period of 3 years.
Our restricted stock awards compensation expense was $1.4 million for the three months ended September 30, 2025 and 2024. At September 30, 2025, there was $5.7 million of unrecognized compensation expense related to restricted stock awards that we will recognize over a weighted-average period of 2 years.
Our performance units compensation expense was $1.0 million for the three months ended September 30, 2025 and 2024. At September 30, 2025, there was $8.2 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2026 refers to fiscal 2026, which is the period from July 1, 2025 to June 30, 2026.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto, all included elsewhere in this report, and our 2025 Annual Report on Form 10-K.
We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). We have also presented Adjusted Consolidated Net Sales, Adjusted Foodservice Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted Operating Income, each of which is considered a non-GAAP financial measure, to supplement the financial information included in this report. Refer to the “Reconciliation of GAAP to non-GAAP Financial Measures” section below for additional information and reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
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
With respect to long-term growth, we continually evaluate the future opportunities and needs for our business specific to our plant infrastructure, production capacity, IT platforms and initiatives to support and strengthen our operations. Recent examples of resulting strategic actions include:
•the acquisition of a sauce and dressing production facility in the Atlanta, Georgia area in February 2025; and
•the closure of our sauce and dressing production facility in Milpitas, California during the quarter ended September 30, 2025.

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended September 30,
	2025	2024	Change
Net Sales	$493,472	$466,558	$26,914	5.8%
Cost of Sales	374,653	355,734	18,919	5.3%
Gross Profit	118,819	110,824	7,995	7.2%
Gross Margin	24.1%	23.8%
Selling, General and Administrative Expenses	58,416	54,960	3,456	6.3%
Restructuring and Impairment Charges	1,143	—	1,143	N/M
Operating Income	59,260	55,864	3,396	6.1%
Operating Margin	12.0%	12.0%
Other, Net	1,529	2,019	(490)	(24.3)%
Income Before Income Taxes	60,789	57,883	2,906	5.0%
Taxes Based on Income	13,607	13,182	425	3.2%
Effective Tax Rate	22.4%	22.8%
Net Income	$47,182	$44,701	$2,481	5.6%
Diluted Net Income Per Common Share	$1.71	$1.62	$0.09	5.6%
Net Sales
Consolidated net sales for the three months ended September 30, 2025 increased 5.8% to $493.5 million versus $466.6 million last year, reflecting higher net sales for both the Retail and Foodservice segments driven by core volume increases, inflationary pricing in our Foodservice segment and incremental Foodservice sales attributed to a temporary supply agreement (“TSA”) resulting from our acquisition of a sauce and dressing production facility located in Atlanta, Georgia (“Atlanta plant”). The acquisition was completed in February 2025. The TSA sales commenced in March 2025 and are expected to conclude during the quarter ending March 31, 2026. Breaking down the 5.8% increase in consolidated net sales as summarized in the table below, higher core volumes and product mix accounted for an increase of approximately 210 basis points, the net pricing impact accounted for an increase of approximately 140 basis points, and incremental sales attributed to the TSA added approximately 230 basis points. Excluding all sales attributed to the TSA, Adjusted Consolidated Net Sales for the three months ended September 30, 2025 increased 3.5% to $482.8 million.

Breakdown of % Change in Consolidated Net Sales	Three Months Ended September 30, 2025
Change in Core Sales Volume / Mix	$9,744	2.1%
Net Pricing Impact	6,479	1.4
Incremental Sales for Temporary Supply Agreement (TSA)	10,691	2.3
Total Change in Net Sales	$26,914	5.8%
Consolidated sales volumes, measured in pounds shipped, increased 3.9% for the three months ended September 30, 2025. Excluding the impact of all sales attributed to the TSA, adjusted sales volumes increased 1.5%.

See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended September 30, 2025 increased $8.0 million to a first quarter record $118.8 million. Consolidated gross profit benefited from our cost savings programs and volume growth. Reported gross margin improved 30 basis points while Adjusted Gross Margin increased 80 basis points.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2025 increased 6.3% to $58.4 million compared to $55.0 million in the prior-year period. This increase reflects higher marketing costs as we invested to support the continued growth of our Retail brands, higher Retail brokerage expenses, as well as increased expenditures for compensation and benefits.

Restructuring and Impairment Charges
In April 2025, we committed to a plan to close our sauce and dressing production facility in Milpitas, California as part of our ongoing strategic initiative to better optimize our manufacturing network. Production at the facility concluded in August 2025. In the three months ended September 30, 2025, we recorded restructuring and impairment charges of $1.1 million related to this closure. These charges consisted of one-time termination benefits and other closing costs. The operations of this facility were not classified as discontinued operations as the closure did not represent a strategic shift that would have a major effect on our operations or financial results.
Operating Income
Operating income grew $3.4 million to a first quarter record $59.3 million for the three months ended September 30, 2025. The increase in operating income reflects the higher gross profit, as partially offset by the increased SG&A expenses and the impact of the $1.1 million in restructuring and impairment charges. Excluding the restructuring and impairment charges, Adjusted Operating Income increased $4.5 million to $60.4 million.

See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Taxes Based on Income
Our effective tax rate was 22.4% and 22.8% for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025 and 2024, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Three Months Ended September 30,
	2025	2024
Statutory rate	21.0%	21.0%
State and local income taxes	1.8	1.5
Net windfall tax benefits - stock-based compensation	(0.5)	(0.1)
Other	0.1	0.4
Effective rate	22.4%	22.8%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vestings of restricted stock awards, restricted stock units and performance units. For the three months ended September 30, 2025 and 2024, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.5% and 0.1%, respectively.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share for the first quarter of 2026 totaled $1.71, as compared to $1.62 per diluted share in the prior year. For the three months ended September 30, 2025, restructuring and impairment charges reduced diluted earnings per share by $0.03.
Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended September 30.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	Change
Net Sales	$247,845	$239,571	$8,274	3.5%
Operating Income	$50,611	$56,175	$(5,564)	(9.9)%
Operating Margin	20.4%	23.4%

For the three months ended September 30, 2025, Retail segment net sales increased 3.5% to $247.8 million from the prior-year total of $239.6 million. The increase in Retail segment net sales was driven by higher sales volumes. Net sales for our category-leading New York BakeryTM frozen garlic bread products were a strong contributor to the sales increase. Our Retail segment’s licensing program also remained a source for growth in the quarter as the Chick-fil-A® sauce we began shipping into the club channel in late fiscal 2025 delivered incremental sales in addition to gains in the traditional retail channel for Chick-fil-A® sauces. Olive Garden® dressings and Buffalo Wild Wings® sauces also added to the sales growth for licensed products. Retail segment sales volumes, measured in pounds shipped, increased 3.2%.
For the three months ended September 30, 2025, Retail segment operating income decreased 9.9% to $50.6 million due to cost inflation driven by increased commodity costs; higher marketing spend as we invested to support the continued growth of our brands; and increased brokerage expenses, as partially offset by our cost savings programs, the benefit of the higher sales volumes and some inflationary pricing.
Foodservice Segment

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	Change
Net Sales	$245,627	$226,987	$18,640	8.2%
Operating Income	$34,768	$24,309	$10,459	43.0%
Operating Margin	14.2%	10.7%
For the three months ended September 30, 2025, Foodservice segment net sales grew 8.2% to $245.6 million compared to $227.0 million in the prior-year period driven by increased demand from several of our national chain restaurant account customers. Excluding all sales attributed to the TSA resulting from the February 2025 Atlanta plant acquisition, Adjusted Foodservice Net Sales increased 3.5%. Foodservice segment sales volumes, measured in pounds shipped, increased 4.4%. Excluding all TSA sales, adjusted Foodservice sales volumes increased 0.5%.
For the three months ended September 30, 2025, Foodservice segment operating income increased 43.0% to $34.8 million driven by our cost savings programs, a more favorable sales mix and inflationary pricing, as partially offset by some modest cost inflation.
Corporate Expenses
For the three months ended September 30, 2025, corporate expenses totaled $25.0 million, a slight increase from the prior-year period total of $24.6 million.
LOOKING FORWARD
Looking forward to our fiscal second quarter and the remainder of our fiscal year, we anticipate Retail segment sales will continue to benefit from the growth of our licensing program and contributions from our own brands. In the Foodservice segment, we expect sales to be supported by select quick-service restaurant customers in our mix of national chain restaurant accounts, while external factors, including U.S. economic performance and consumer behavior, may impact demand. With respect to our input costs, in aggregate we anticipate a modest level of inflation for the remainder of the fiscal year that we plan to offset through contractual pricing and our cost savings programs as we remain focused on continued margin improvement.
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

FINANCIAL CONDITION
Cash Flows
For the three months ended September 30, 2025, net cash provided by operating activities totaled $69.5 million, as compared to $19.9 million in the prior-year period. This increase was primarily due to the year-over-year changes in net working capital, particularly accounts payable and inventories. The favorable year-over-year change for accounts payable resulted from the current-year increase in payables, as impacted by the timing of payments. The inventory impact was driven by a larger increase in finished goods on-hand in the prior-year period. Higher net income also contributed to the increase in net cash provided by operating activities. The changes in other current assets and deferred income taxes were largely offsetting and resulted from tax timing benefits of the One Big Beautiful Bill Act, which was enacted in July 2025.
Cash used in investing activities for the three months ended September 30, 2025 was $18.8 million, as compared to $19.9 million in the prior year. This decrease primarily reflects a lower level of payments for property additions in the current year.
Cash used in financing activities for the three months ended September 30, 2025 of $30.0 million increased from the prior-year total of $28.4 million. This increase reflects higher levels of dividend payments.
Liquidity and Capital Resources
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at September 30, 2025. At September 30, 2025, we had $2.6 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2029, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on liens, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2025, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At September 30, 2025, there were no events that would constitute a default under this facility.
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
We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of September 30, 2025, lease commitments that have not yet commenced as of September 30, 2025, and purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations, other than lease commitments, is expected to be due within one year.

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
We prepare our consolidated financial statements in accordance with GAAP. However, from time to time, we may present in our public statements, press releases and SEC filings, non-GAAP financial measures such as Adjusted Consolidated Net Sales, Adjusted Foodservice Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted Operating Income. Management considers such non-GAAP financial measures to provide useful supplemental information to investors in facilitating year-over-year comparisons by removing non-recurring items or other items that management believes do not directly reflect the underlying operations. Management uses these non-GAAP measures in the preparation of our annual operating plan and for our monthly analysis of operating results. Reconciliations of the non-GAAP measures to the most comparable GAAP financial measures are provided below. Our definitions of these non-GAAP measures may differ from similarly titled measures used by other companies. These non-GAAP measures should be considered supplemental to, and not a substitute for, financial information prepared in accordance with GAAP.
Adjusted Consolidated Net Sales, Adjusted Foodservice Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures that exclude non-core sales and cost of sales attributed to the TSA made in connection with our February 2025 acquisition of Winland’s Atlanta-based sauce and dressing production facility. The TSA sales are included in the reported net sales for our Foodservice segment and did not contribute meaningfully to gross profit. The TSA sales commenced in March 2025 and are expected to conclude during the quarter ending March 31, 2026. The following table presents a reconciliation between net sales, cost of sales, gross profit and gross margin as reported in accordance with GAAP and Adjusted Consolidated Net Sales, Adjusted Foodservice Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit and Adjusted Gross Margin for the three months ended September 30, 2025.

	Three Months Ended September 30, 2025
(Dollars in thousands)	Reported	TSA-Related	Adjusted (non-GAAP)
Consolidated
Net Sales	$493,472	$10,691	$482,781
Cost of Sales	374,653	10,691	363,962
Gross Profit	$118,819	$—	$118,819
Gross Margin	24.1%	—%	24.6%

Foodservice Segment
Foodservice Net Sales	$245,627	$10,691	$234,936
Adjusted Operating Income is a non-GAAP financial measure that excludes certain items affecting comparability, which can impact the analysis of our underlying core business performance and trends. The adjustment in the reconciliation below reflects restructuring and impairment charges related to the closure of our sauce and dressing production facility in Milpitas, California. The following table presents a reconciliation between operating income as reported in accordance with GAAP and Adjusted Operating Income for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	Change
Reported Operating Income	$59,260	$55,864	$3,396	6.1%
Restructuring and Impairment Charges	1,143	—	1,143	N/M
Adjusted Operating Income (non-GAAP)	$60,403	$55,864	$4,539	8.1%
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those policies disclosed in our 2025 Annual Report on Form 10-K.
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
•changes in estimates in critical accounting judgments; and
•certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2025 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 1,077,524 common shares remained authorized for future repurchases at September 30, 2025. Purchases under the share repurchase authorization may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase authorization will be determined based on market conditions, share price and other factors. This share repurchase authorization does not have a stated expiration date. In the first quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1-31, 2025	—	$—	—	1,083,830
August 1-31, 2025(1)	6,275	$180.29	6,275	1,077,555
September 1-30, 2025(1)	31	$176.89	31	1,077,524
Total	6,306	$180.27	6,306	1,077,524
(1)Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock awards granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the first quarter of fiscal 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408(a) of Regulation S-K.
Item 6. Exhibits
See Index to Exhibits below.
INDEX TO EXHIBITS

Exhibit Number	Description

10.1(a)	Form of Restricted Stock Unit Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	The cover page of The Marzetti Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARZETTI COMPANY
(Registrant)
Date:	November 4, 2025	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	November 4, 2025	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)