Form 10-Q
period 2025-12-31
MARZETTI CO
filed 2026-02-03
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 9, 2026, there were approximately 27,423,000 shares of Common Stock, without par value, outstanding.

THE MARZETTI COMPANY AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	December 31, 2025	June 30, 2025
ASSETS
Current Assets:
Cash and equivalents	$201,584	$161,476
Receivables	103,787	95,817
Inventories:
Raw materials	45,948	42,547
Finished goods	116,636	126,754
Total inventories	162,584	169,301
Other current assets	23,458	17,037
Total current assets	491,413	443,631
Property, Plant and Equipment:
Property, plant and equipment-gross	993,116	968,014
Less accumulated depreciation	452,313	433,471
Property, plant and equipment-net	540,803	534,543
Other Assets:
Goodwill	222,772	222,772
Operating lease right-of-use assets	49,047	52,227
Other noncurrent assets	24,824	21,551
Total	$1,328,859	$1,274,724
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$123,378	$117,962
Accrued liabilities	57,284	68,332
Total current liabilities	180,662	186,294
Noncurrent Operating Lease Liabilities	38,767	42,720
Other Noncurrent Liabilities	21,354	13,100
Deferred Income Taxes	55,249	34,115
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-December 31, 2025-27,423,042 shares; June 30, 2025-27,533,599 shares	164,086	160,886
Retained earnings	1,680,838	1,628,487
Accumulated other comprehensive income	931	961
Common stock in treasury, at cost	(813,028)	(791,839)
Total shareholders’ equity	1,032,827	998,495
Total	$1,328,859	$1,274,724
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands, except per share data)	2025	2024	2025	2024
Net Sales	$517,953	$509,301	$1,011,425	$975,859
Cost of Sales	380,693	376,533	755,346	732,267
Gross Profit	137,260	132,768	256,079	243,592
Selling, General and Administrative Expenses	60,409	57,107	118,825	112,067
Restructuring and Impairment Charges	1,667	—	2,810	—
Operating Income	75,184	75,661	134,444	131,525
Pension Settlement Charge	—	(13,968)	—	(13,968)
Other, Net	1,158	1,541	2,687	3,560
Income Before Income Taxes	76,342	63,234	137,131	121,117
Taxes Based on Income	17,263	14,241	30,870	27,423
Net Income	$59,079	$48,993	$106,261	$93,694
Net Income Per Common Share:
Basic	$2.15	$1.78	$3.87	$3.40
Diluted	$2.15	$1.78	$3.86	$3.40

Weighted Average Common Shares Outstanding:
Basic	27,401	27,480	27,428	27,468
Diluted	27,415	27,495	27,454	27,487
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(Amounts in thousands)	2025	2024	2025	2024
Net Income	$59,079	$48,993	$106,261	$93,694
Other Comprehensive (Loss) Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Net loss arising during the period, before tax	—	(1,549)	—	(1,549)
Pension settlement charge, before tax	—	13,968	—	13,968
Amortization of (gain) loss, before tax	(15)	133	(30)	265
Amortization of prior service credit, before tax	(4)	(46)	(9)	(91)
Total Other Comprehensive (Loss) Income, Before Tax	(19)	12,506	(39)	12,593
Tax Attributes of Items in Other Comprehensive (Loss) Income:
Net loss arising during the period, tax	—	362	—	362
Pension settlement charge, tax	—	(3,264)	—	(3,264)
Amortization of (gain) loss, tax	3	(32)	7	(62)
Amortization of prior service credit, tax	1	11	2	21
Total Tax Benefit (Expense)	4	(2,923)	9	(2,943)
Other Comprehensive (Loss) Income, Net of Tax	(15)	9,583	(30)	9,650
Comprehensive Income	$59,064	$58,576	$106,231	$103,344
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
(Amounts in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income	$106,261	$93,694
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	34,247	29,406
Deferred income taxes and other changes	23,999	(1,144)
Stock-based compensation expense	5,281	4,915
Restructuring and impairment charges	1,392	—
Pension plan activity	—	14,253
Changes in operating assets and liabilities:
Receivables	(7,970)	(3,590)
Inventories	6,717	6,082
Other current assets	(7,164)	159
Accounts payable and accrued liabilities	(4,636)	(16,265)
Net cash provided by operating activities	158,127	127,510
Cash Flows From Investing Activities:
Payments for property additions	(33,299)	(28,660)
Proceeds from sale of property	705	—
Other-net	(7,219)	(4,045)
Net cash used in investing activities	(39,813)	(32,705)
Cash Flows From Financing Activities:
Payment of dividends	(53,910)	(51,125)
Purchase of treasury stock	(21,189)	(1,443)
Tax withholdings for stock-based compensation	(2,081)	(1,597)
Principal payments for finance leases	(1,026)	(1,010)
Net cash used in financing activities	(78,206)	(55,175)
Net change in cash and equivalents	40,108	39,630
Cash and equivalents at beginning of year	161,476	163,443
Cash and equivalents at end of period	$201,584	$203,073
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$13,726	$20,913
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended December 31, 2025
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2025	27,534	$160,886	$1,628,487	$961	$(791,839)	$998,495
Net income			47,182			47,182
Postretirement benefit losses, net of $(5) tax effect				(15)		(15)
Cash dividends - common stock ($0.95 per share)			(26,318)			(26,318)
Purchase of treasury stock	(6)				(1,137)	(1,137)
Stock-based plans	20	(2,081)				(2,081)
Stock-based compensation expense		2,645				2,645
Balance, September 30, 2025	27,548	$161,450	$1,649,351	$946	$(792,976)	$1,018,771
Net income			59,079			59,079
Postretirement benefit losses, net of $(4) tax effect				(15)		(15)
Cash dividends - common stock ($1.00 per share)			(27,592)			(27,592)
Purchase of treasury stock	(123)				(20,052)	(20,052)
Stock-based plans	(2)	—				—
Stock-based compensation expense		2,636				2,636
Balance, December 31, 2025	27,423	$164,086	$1,680,838	$931	$(813,028)	$1,032,827
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
Subsequent Event
On February 2, 2026, we entered into a definitive agreement to acquire Bachan’s, Inc., the rapidly growing Japanese Barbecue Sauce brand known for its authentic, clean-label products. The purchase price is $400 million, subject to customary adjustments, and we intend to fund the acquisition with cash on hand and additional financing. The transaction is expected to close prior to our fiscal year end date of June 30, 2026, subject to the receipt of required regulatory approvals and other customary closing conditions.
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

	December 31,
	2025	2024
Construction in progress in Accounts Payable	$3,762	$5,902
Deferred Software Costs
Capitalized software costs are amortized on a straight-line basis over the estimated useful life. Amortization expense was $0.9 million and $0.7 million for the three months ended December 31, 2025 and 2024, respectively. Amortization expense was $1.7 million and $1.4 million for the six months ended December 31, 2025 and 2024, respectively. The following table summarizes the components of capitalized software costs, excluding any costs that are fully amortized:

	December 31, 2025	June 30, 2025
Capitalized Software Costs - Gross	$18,438	$17,258
Capitalized Software Costs - Accumulated Amortization	(7,911)	(6,237)
Capitalized Software Costs - Net	$10,527	$11,021

Capitalized Software Costs - Net in Other Current Assets	$3,543	$3,358
Capitalized Software Costs - Net in Other Noncurrent Assets	$6,984	$7,663
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $21.9 million and $33.8 million at December 31, 2025 and June 30, 2025, respectively.

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
Basic and diluted net income per common share were calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net income	$59,079	$48,993	$106,261	$93,694
Net income available to participating securities	(121)	(136)	(218)	(260)
Net income available to common shareholders	$58,958	$48,857	$106,043	$93,434

Weighted average common shares outstanding – basic	27,401	27,480	27,428	27,468
Incremental share effect from:
Nonparticipating restricted stock awards	—	3	3	4
Restricted stock units	5	—	12	—
Stock-settled stock appreciation rights	—	2	—	3
Performance units	9	10	11	12
Weighted average common shares outstanding – diluted	27,415	27,495	27,454	27,487

Net income per common share – basic	$2.15	$1.78	$3.87	$3.40
Net income per common share – diluted	$2.15	$1.78	$3.86	$3.40
Accumulated Other Comprehensive Income (Loss)
The following table presents the amounts reclassified out of accumulated other comprehensive income (loss) by component:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Accumulated other comprehensive income (loss) at beginning of period	$946	$(8,573)	$961	$(8,640)
Defined Benefit Pension Plan Items:
Net loss arising during the period	—	(1,549)	—	(1,549)
Settlement charge	—	13,968	—	13,968
Amortization of unrecognized net loss	—	147	—	294
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(15)	(14)	(30)	(29)
Amortization of prior service credit	(4)	(46)	(9)	(91)
Total other comprehensive (loss) income, before tax	(19)	12,506	(39)	12,593
Total tax benefit (expense)	4	(2,923)	9	(2,943)
Other comprehensive (loss) income, net of tax	(15)	9,583	(30)	9,650
Accumulated other comprehensive income at end of period	$931	$1,010	$931	$1,010

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
In December 2025, the FASB issued new accounting guidance related to the recognition, measurement and presentation of government grants. The amendments should be applied using a modified prospective approach, a modified retrospective approach or a full retrospective approach. This guidance will be effective for us in fiscal 2030, including interim periods. Early adoption is permitted. We are currently evaluating the impact of this guidance.

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
Note 3 – Long-Term Debt
At December 31, 2025 and June 30, 2025, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions. The Facility expires on March 6, 2029, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
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
At December 31, 2025 and June 30, 2025, we had no borrowings outstanding under the Facility. At December 31, 2025 and June 30, 2025, we had $2.6 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three and six months ended December 31, 2025 and 2024.
Note 4 – Commitments and Contingencies
At December 31, 2025, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
We have a lease commitment with fixed cash payments totaling approximately $159 million for a lease that had not commenced as of December 31, 2025. This lease has an initial term of 15 years for warehousing space in Columbus, Ohio. In accordance with accounting guidance for leases, this commitment is properly excluded from the Condensed Consolidated Balance Sheet as of December 31, 2025. A right-of-use asset and lease liability will be recorded based on the present value of the lease payments when the lease commences in fiscal 2027.
Note 5 – Goodwill
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $65.4 million, respectively, at December 31, 2025 and June 30, 2025.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 6 – Income Taxes
Prepaid federal income taxes of $5.0 million and $0.1 million were included in Other Current Assets at December 31, 2025 and June 30, 2025, respectively. Accrued state and local income taxes of $0.3 million were included in Accrued Liabilities at December 31, 2025. Prepaid state and local income taxes of $0.6 million were included in Other Current Assets at June 30, 2025.
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

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Retail
Shelf-stable dressings, sauces and croutons	$92,403	$103,584	$196,523	$204,609
Frozen breads	138,886	129,262	229,510	213,161
Refrigerated dressings, dips and other	46,236	47,906	99,337	102,553
Total Retail net sales	$277,525	$280,752	$525,370	$520,323
Foodservice
Dressings and sauces	$169,510	$167,598	$344,616	$337,937
Frozen breads and other	62,733	60,951	122,563	117,599
Other dressings and sauces for TSA	8,185	—	18,876	—
Total Foodservice net sales	$240,428	$228,549	$486,055	$455,536
Total net sales	$517,953	$509,301	$1,011,425	$975,859
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Foodservice
National accounts	$177,399	$175,785	$361,231	$351,732
Branded and other	54,844	52,764	105,948	103,804
Other dressings and sauces for TSA	8,185	—	18,876	—
Total Foodservice net sales	$240,428	$228,549	$486,055	$455,536
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

For The Three Months Ended December 31, 2025	Retail	Foodservice	Total
Net Sales	$277,525	$240,428	$517,953
Cost of Sales	188,798	191,895
Selling, General and Administrative Expenses	25,969	10,338
Restructuring and Impairment Charges (1)	—	1,406
Total Segment Operating Income	$62,758	$36,789	$99,547
Nonallocated Corporate Expenses			24,102
Nonallocated Restructuring and Impairment Charges (2)			261
Operating Income			$75,184
Other, Net			1,158
Income Before Income Taxes			$76,342
(1)Foodservice restructuring and impairment charges in 2026 resulted from the impairment of manufacturing equipment.
(2)Nonallocated restructuring and impairment charges in 2026 resulted from the closure of our Milpitas, California sauce and dressing manufacturing facility.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

For The Three Months Ended December 31, 2024	Retail	Foodservice	Total
Net Sales	$280,752	$228,549	$509,301
Cost of Sales	188,100	188,433
Selling, General and Administrative Expenses	23,615	9,792
Total Segment Operating Income	$69,037	$30,324	$99,361
Nonallocated Corporate Expenses			23,700
Operating Income			$75,661
Pension Settlement Charge			(13,968)
Other, Net			1,541
Income Before Income Taxes			$63,234

For The Six Months Ended December 31, 2025	Retail	Foodservice	Total
Net Sales	$525,370	$486,055	$1,011,425
Cost of Sales	363,073	392,273
Selling, General and Administrative Expenses	48,928	20,819
Restructuring and Impairment Charges (1)	—	1,406
Total Segment Operating Income	$113,369	$71,557	$184,926
Nonallocated Corporate Expenses			49,078
Nonallocated Restructuring and Impairment Charges (2)			1,404
Operating Income			$134,444
Other, Net			2,687
Income Before Income Taxes			$137,131
(1)Foodservice restructuring and impairment charges in 2026 resulted from the impairment of manufacturing equipment.
(2)Nonallocated restructuring and impairment charges in 2026 resulted from the closure of our Milpitas, California sauce and dressing manufacturing facility.

For The Six Months Ended December 31, 2024	Retail	Foodservice	Total
Net Sales	$520,323	$455,536	$975,859
Cost of Sales	352,213	380,054
Selling, General and Administrative Expenses	42,898	20,849
Total Segment Operating Income	$125,212	$54,633	$179,845
Nonallocated Corporate Expenses			48,320
Operating Income			$131,525
Pension Settlement Charge			(13,968)
Other, Net			3,560
Income Before Income Taxes			$121,117

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth reconciliations of our reportable segments’ total identifiable assets to the consolidated totals and our reportable segments’ total depreciation and amortization expenses to the consolidated totals:

			December 31, 2025	June 30, 2025
Identifiable Assets (1)
Retail & Foodservice (2)			$1,089,901	$1,083,381
Corporate			238,958	191,343
Total			$1,328,859	$1,274,724

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Depreciation and Amortization
Retail & Foodservice (2)	$15,987	$13,751	$31,303	$26,833
Corporate	1,551	1,298	2,944	2,573
Total	$17,538	$15,049	$34,247	$29,406
(1)Long-lived assets are predominately domestic. Retail and Foodservice identifiable assets include those assets used in our operations and other intangible assets allocated to purchased businesses, most notably goodwill. The composition of our Retail and Foodservice identifiable assets at December 31, 2025 is generally consistent with that of June 30, 2025. Corporate assets consist principally of cash and equivalents. The increase in Corporate identifiable assets from June 30, 2025 to December 31, 2025 reflects higher cash and equivalents, as well as an increase in prepaid federal income taxes.
(2)As discussed above, we do not present identifiable assets or depreciation and amortization separately by reportable segment.
Note 8 – Stock-Based Compensation
Our shareholders previously approved the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (the “2015 Plan”). As the 2015 Plan expired in November 2025, we obtained shareholder approval of The Marzetti Company 2025 Omnibus Incentive Plan (the “2025 Plan”) at our November 2025 Annual Meeting of Shareholders. The 2025 Plan will not affect any currently outstanding equity awards granted under the 2015 Plan. The 2025 Plan reserved 1,500,000 common shares for issuance to our employees and directors. All awards granted under these plans will be exercisable at prices not less than fair market value as of the date of the grant. The vesting period for awards granted under these plans varies as to the type of award granted, and the maximum term of these awards is seven years.
As permitted under the 2015 Plan, we made an initial grant of restricted stock units in August 2025. These restricted stock units will vest 3 years after the grant date. Dividend equivalents earned during the vesting period will be paid at the time the units vest.
Our restricted stock units compensation expense was $0.5 million for the three months ended December 31, 2025. Year-to-date restricted stock units compensation expense was $0.7 million for the current-year period. At December 31, 2025, there was $6.3 million of unrecognized compensation expense related to restricted stock units that we will recognize over a weighted-average period of 2 years.
Our restricted stock awards compensation expense was $1.2 million and $1.4 million for the three months ended December 31, 2025 and 2024, respectively. Year-to-date restricted stock awards compensation expense was $2.6 million for the current-year period compared to $2.8 million for the prior-year period. At December 31, 2025, there was $4.5 million of unrecognized compensation expense related to restricted stock awards that we will recognize over a weighted-average period of 1 year.
Our performance units compensation expense was $1.0 million and $1.1 million for the three months ended December 31, 2025 and 2024, respectively. Year-to-date performance units compensation expense was $2.0 million for the current-year period compared to $2.1 million for the prior-year period. At December 31, 2025, there was $7.2 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

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

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	Change		2025	2024	Change
Net Sales	$517,953	$509,301	$8,652	1.7%	$1,011,425	$975,859	$35,566	3.6%
Cost of Sales	380,693	376,533	4,160	1.1%	755,346	732,267	23,079	3.2%
Gross Profit	137,260	132,768	4,492	3.4%	256,079	243,592	12,487	5.1%
Gross Margin	26.5%	26.1%			25.3%	25.0%
Selling, General and Administrative Expenses	60,409	57,107	3,302	5.8%	118,825	112,067	6,758	6.0%
Restructuring and Impairment Charges	1,667	—	1,667	N/M	2,810	—	2,810	N/M
Operating Income	75,184	75,661	(477)	(0.6)%	134,444	131,525	2,919	2.2%
Operating Margin	14.5%	14.9%			13.3%	13.5%
Pension Settlement Charge	—	(13,968)	13,968	100.0%	—	(13,968)	13,968	100.0%
Other, Net	1,158	1,541	(383)	(24.9)%	2,687	3,560	(873)	(24.5)%
Income Before Income Taxes	76,342	63,234	13,108	20.7%	137,131	121,117	16,014	13.2%
Taxes Based on Income	17,263	14,241	3,022	21.2%	30,870	27,423	3,447	12.6%
Effective Tax Rate	22.6%	22.5%			22.5%	22.6%
Net Income	$59,079	$48,993	$10,086	20.6%	$106,261	$93,694	$12,567	13.4%
Diluted Net Income Per Common Share	$2.15	$1.78	$0.37	20.8%	$3.86	$3.40	$0.46	13.5%
Net Sales
Consolidated net sales for the three months ended December 31, 2025 increased 1.7% to $518.0 million versus $509.3 million last year, reflecting higher net sales for the Foodservice segment, as partially offset by lower net sales for the Retail segment. Net sales for both segments were unfavorably impacted by core volume declines and favorably impacted by inflationary pricing. Foodservice segment net sales benefited from incremental sales attributed to a temporary supply agreement (“TSA”) resulting from our acquisition of a sauce and dressing production facility located in Atlanta, Georgia (“Atlanta plant”). The acquisition was completed in February 2025. The TSA sales commenced in March 2025 and are expected to conclude during the quarter ending March 31, 2026. Breaking down the 1.7% increase in consolidated net sales as summarized in the table below, lower core volumes and product mix accounted for a decrease of approximately 130 basis points, the net pricing impact accounted for an increase of approximately 140 basis points, and incremental sales attributed to the TSA added approximately 160 basis points. Excluding all sales attributed to the TSA, Adjusted Consolidated Net Sales for the three months ended December 31, 2025 increased 0.1% to $509.8 million.
Consolidated net sales for the six months ended December 31, 2025 increased 3.6% to $1,011.4 million versus $975.9 million last year, reflecting higher net sales for both the Retail and Foodservice segments driven by a more favorable product mix in our Retail segment, inflationary pricing in both segments and incremental Foodservice sales attributed to the TSA. Breaking down the 3.6% increase in consolidated net sales as summarized in the table below, changes in core volumes and product mix accounted for an increase of approximately 30 basis points, the net pricing impact accounted for an increase of approximately 140 basis points, and incremental sales attributed to the TSA added approximately 190 basis points. Excluding all sales attributed to the TSA, Adjusted Consolidated Net Sales for the six months ended December 31, 2025 increased 1.7% to $992.5 million.

Breakdown of % Change in Consolidated Net Sales	Three Months Ended December 31, 2025		Six Months Ended December 31, 2025
Change in Core Sales Volume / Mix	$(6,590)	(1.3)%	$3,154	0.3%
Net Pricing Impact	7,057	1.4	13,536	1.4
Incremental Sales for Temporary Supply Agreement (TSA)	8,185	1.6	18,876	1.9
Total Change in Net Sales	$8,652	1.7%	$35,566	3.6%
Consolidated sales volumes, measured in pounds shipped, increased 0.3% for the three months ended December 31, 2025. Excluding the impact of all sales attributed to the TSA, adjusted sales volumes decreased 1.5%.
Consolidated sales volumes, measured in pounds shipped, increased 2.1% for the six months ended December 31, 2025. Excluding the impact of all sales attributed to the TSA, adjusted sales volumes were flat.

See discussion of net sales by segment following the discussion of “Earnings Per Share” below.

Gross Profit
Consolidated gross profit for the three months ended December 31, 2025 increased $4.5 million to a second quarter record $137.3 million. Consolidated gross profit benefited from our cost savings programs while inflationary pricing served to offset cost inflation. Reported gross margin improved 40 basis points while Adjusted Gross Margin increased 80 basis points.
Consolidated gross profit for the six months ended December 31, 2025 increased $12.5 million to $256.1 million. Consolidated gross profit benefited from our cost savings programs. Reported gross margin improved 30 basis points while Adjusted Gross Margin increased 80 basis points.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2025 increased 5.8% to $60.4 million compared to $57.1 million in the prior-year period. This increase was primarily driven by higher marketing costs as we invested to support our Retail brands. SG&A expenses in the prior year included $1.6 million in incremental expenditures attributed to the Atlanta plant acquisition.
SG&A expenses for the six months ended December 31, 2025 increased 6.0% to $118.8 million compared to $112.1 million in the prior year. This increase primarily reflects higher marketing costs as we invested to support the continued growth of our Retail brands, in addition to increased expenditures for compensation and benefits.
Restructuring and Impairment Charges
In April 2025, we committed to a plan to close our sauce and dressing production facility in Milpitas, California as part of our ongoing strategic initiative to better optimize our manufacturing network. Production at the facility concluded in August 2025. In the three and six months ended December 31, 2025, we recorded restructuring and impairment charges of $0.3 million and $1.4 million, respectively, related to this closure. These charges consisted of one-time termination benefits and other closing costs. The operations of this facility were not classified as discontinued operations as the closure did not represent a strategic shift that would have a major effect on our operations or financial results.
During the three and six months ended December 31, 2025, we also recorded a noncash impairment charge of $1.4 million related to manufacturing equipment. This charge was reflected in our Foodservice segment.
Operating Income
Operating income decreased $0.5 million to $75.2 million for the three months ended December 31, 2025. The lower level of operating income reflects the increased SG&A expenses and the impact of the $1.7 million in restructuring and impairment charges, as partially offset by the higher gross profit. Excluding the current-year restructuring and impairment charges and the prior-year acquisition costs, Adjusted Operating Income decreased $0.4 million to $76.9 million.
Operating income grew $2.9 million to $134.4 million for the six months ended December 31, 2025 due to the increase in gross profit, as partially offset by the higher SG&A expenses and the impact of the $2.8 million in restructuring and impairment charges. Excluding the current-year restructuring and impairment charges and the prior-year acquisition costs, Adjusted Operating Income increased $4.1 million to $137.3 million.

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

Taxes Based on Income
Our effective tax rate was 22.5% and 22.6% for the six months ended December 31, 2025 and 2024, respectively. For the six months ended December 31, 2025 and 2024, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Six Months Ended December 31,
	2025	2024
Statutory rate	21.0%	21.0%
State and local income taxes	1.9	1.4
Net windfall tax benefits - stock-based compensation	(0.2)	(0.1)
Other	(0.2)	0.3
Effective rate	22.5%	22.6%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vestings of restricted stock awards, restricted stock units and performance units. For the six months ended December 31, 2025 and 2024, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.2% and 0.1%, respectively.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share for the second quarter of 2026 totaled $2.15, as compared to $1.78 per diluted share in the prior year. For the three months ended December 31, 2025, restructuring and impairment charges reduced diluted earnings per share by $0.05. For the three months ended December 31, 2024, the pension settlement charge reduced diluted earnings per share by $0.39 and costs related to the planned Atlanta plant acquisition reduced diluted earnings per share by $0.05.
For the six months ended December 31, 2025, diluted net income per share totaled $3.86, as compared to $3.40 per diluted share in the prior year. For the six months ended December 31, 2025, restructuring and impairment charges reduced diluted earnings per share by $0.08. For the six months ended December 31, 2024, the pension settlement charge reduced diluted earnings per share by $0.39 and costs related to the planned Atlanta plant acquisition reduced diluted earnings per share by $0.05.
Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended December 31.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2025	2024	Change		2025	2024	Change
Net Sales	$277,525	$280,752	$(3,227)	(1.1)%	$525,370	$520,323	$5,047	1.0%
Operating Income	$62,758	$69,037	$(6,279)	(9.1)%	$113,369	$125,212	$(11,843)	(9.5)%
Operating Margin	22.6%	24.6%			21.6%	24.1%
For the three months ended December 31, 2025, Retail segment net sales decreased 1.1% to $277.5 million from the prior-year total of $280.8 million. The decrease in Retail segment net sales reflected lower sales volumes partially offset by some inflationary pricing. Note that the 1.1% decrease in Retail segment net sales compares to strong prior-year growth of 6.3% and reflects softer demand during the timeframe of the U.S. government shutdown. Retail segment highlights include continued growth from our category-leading New York BakeryTM frozen garlic bread products, including our recently introduced gluten-free Texas Toast, and expanding distribution for our licensed Texas Roadhouse® dinner rolls. Retail segment sales volumes, measured in pounds shipped, decreased 3.1%.

For the six months ended December 31, 2025, Retail segment net sales increased 1.0% to $525.4 million compared to the prior-year total of $520.3 million. Net sales for our category-leading New York BakeryTM frozen garlic bread products, including our recently introduced gluten-free Texas Toast, were a strong contributor to the higher sales. Our Retail segment’s licensing program also remained a source for growth in the quarter led by expanding distribution of our Texas Roadhouse® dinner rolls. The Chick-fil-A® sauce we began shipping into the club channel in late fiscal 2025 also delivered incremental sales. Retail segment sales volumes, measured in pounds shipped, decreased 0.2%.
For the three months ended December 31, 2025, Retail segment operating income decreased 9.1% to $62.8 million driven by the unfavorable impacts of the lower sales volumes, inflationary costs and higher marketing spend, as partially offset by our cost savings programs.
For the six months ended December 31, 2025, Retail segment operating income decreased 9.5% to $113.4 million due to inflationary costs and higher marketing spend, as partially offset by our cost savings programs.
Foodservice Segment

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2025	2024	Change		2025	2024	Change
Net Sales	$240,428	$228,549	$11,879	5.2%	$486,055	$455,536	$30,519	6.7%
Operating Income	$36,789	$30,324	$6,465	21.3%	$71,557	$54,633	$16,924	31.0%
Operating Margin	15.3%	13.3%			14.7%	12.0%
For the three months ended December 31, 2025, Foodservice segment net sales grew 5.2% to $240.4 million compared to $228.5 million in the prior-year period driven by increased demand from several of our national chain restaurant account customers, increased sales for our branded Foodservice products, and the benefit of inflationary pricing. Excluding all sales attributed to the TSA resulting from the February 2025 Atlanta plant acquisition, Adjusted Foodservice Net Sales increased 1.6%. Foodservice segment sales volumes, measured in pounds shipped, increased 2.7%. Excluding all TSA sales, adjusted Foodservice sales volumes decreased 0.4%.
For the six months ended December 31, 2025, Foodservice segment net sales increased 6.7% to $486.1 million from the prior-year total of $455.5 million driven by increased demand from several of our national chain restaurant account customers and the benefit of inflationary pricing. Excluding all sales attributed to the TSA, Adjusted Foodservice Net Sales increased 2.6%. Foodservice segment sales volumes, measured in pounds shipped, increased 3.5%. Excluding all TSA sales, adjusted Foodservice sales volumes were flat.
For the three months ended December 31, 2025, Foodservice segment operating income increased 21.3% to $36.8 million driven by our cost savings programs, inflationary pricing, and the benefit of recent IT investments to support a more optimized trade spend system, as partially offset by some modest cost inflation.
For the six months ended December 31, 2025, Foodservice segment operating income increased 31.0% to $71.6 million driven by our cost savings programs, inflationary pricing, and a more favorable sales mix, as partially offset by some modest cost inflation.
Corporate Expenses
For the three months ended December 31, 2025, corporate expenses totaled $24.1 million, a slight increase from the prior-year period total of $23.7 million.
For the six months ended December 31, 2025, corporate expenses totaled $49.1 million, a slight increase from the prior-year period total of $48.3 million.
LOOKING FORWARD
Looking forward to the back half of our fiscal year, excluding any impact from the planned acquisition of Bachan’s, Inc., we anticipate Retail segment sales will continue to benefit from our expanding licensing program led by Texas Roadhouse® dinner rolls in addition to investments in innovation and growth for our own brands. Note that with this year’s earlier Easter holiday, we anticipate some Retail segment sales to be pulled forward into our fiscal third quarter. In the Foodservice segment, we expect sales to be supported by select quick-service restaurant customers in our mix of national chain restaurant accounts, while external factors, including U.S. economic performance and consumer behavior, may impact demand. With respect to our input costs, in aggregate we anticipate a modest level of inflation for the remainder of the fiscal year that we plan to offset through contractual pricing and our cost savings programs as we remain focused on continued margin improvement.
We will continue to periodically reassess our allocation of capital to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders.

FINANCIAL CONDITION
Cash Flows
For the six months ended December 31, 2025, net cash provided by operating activities totaled $158.1 million, as compared to $127.5 million in the prior-year period. This increase was primarily due to the change in deferred income taxes resulting from tax timing benefits of the One Big Beautiful Bill Act, which was enacted in July 2025. Higher net income was offset by the impact of the prior-year noncash pension settlement charge.
Cash used in investing activities for the six months ended December 31, 2025 was $39.8 million, as compared to $32.7 million in the prior year. This increase primarily reflects a higher level of payments for property additions in the current year.
Cash used in financing activities for the six months ended December 31, 2025 of $78.2 million increased from the prior-year total of $55.2 million. This increase primarily reflects higher levels of share repurchases, as well as higher dividend payments.
Liquidity and Capital Resources
Under our unsecured revolving credit facility (“Facility”), we may borrow up to a maximum of $150 million at any one time. We had no borrowings outstanding under the Facility at December 31, 2025. At December 31, 2025, we had $2.6 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2029, and all outstanding amounts are then due and payable. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on liens, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At December 31, 2025, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At December 31, 2025, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our core liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. The planned acquisition of Bachan’s, Inc. will be funded by a combination of cash on hand and additional financing, the details of which will be provided in a subsequent filing. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2026 could total between $75 and $85 million.
Beyond the next 12 months, we expect that cash provided by operating activities will be the primary source of liquidity. This source, combined with our existing balances in cash and equivalents and amounts available under the Facility, is expected to be sufficient to meet our overall cash requirements.
We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of December 31, 2025, lease commitments that have not yet commenced as of December 31, 2025, and purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations, other than lease commitments, is expected to be due within one year.

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
Adjusted Consolidated Net Sales, Adjusted Foodservice Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures that exclude non-core sales and cost of sales attributed to the TSA made in connection with our February 2025 acquisition of Winland’s Atlanta-based sauce and dressing production facility. The TSA sales are included in the reported net sales for our Foodservice segment and did not contribute meaningfully to gross profit. The TSA sales commenced in March 2025 and are expected to conclude during the quarter ending March 31, 2026. The following tables present a reconciliation between net sales, cost of sales, gross profit and gross margin as reported in accordance with GAAP and Adjusted Consolidated Net Sales, Adjusted Foodservice Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit and Adjusted Gross Margin for the three and six month periods ended December 31, 2025.

	Three Months Ended December 31, 2025
(Dollars in thousands)	Reported	TSA-Related	Adjusted (non-GAAP)
Consolidated
Net Sales	$517,953	$8,185	$509,768
Cost of Sales	380,693	8,185	372,508
Gross Profit	$137,260	$—	$137,260
Gross Margin	26.5%	—%	26.9%

Foodservice Segment
Foodservice Net Sales	$240,428	$8,185	$232,243

	Six Months Ended December 31, 2025
(Dollars in thousands)	Reported	TSA-Related	Adjusted (non-GAAP)
Consolidated
Net Sales	$1,011,425	$18,876	$992,549
Cost of Sales	755,346	18,876	736,470
Gross Profit	$256,079	$—	$256,079
Gross Margin	25.3%	—%	25.8%

Foodservice Segment
Foodservice Net Sales	$486,055	$18,876	$467,179

Adjusted Operating Income is a non-GAAP financial measure that excludes certain items affecting comparability, which can impact the analysis of our underlying core business performance and trends. The following table presents a reconciliation between operating income as reported in accordance with GAAP and Adjusted Operating Income for the three and six month periods ended December 31, 2025 and 2024. The $1.7 million adjustment in the reconciliation below for the three months ended December 31, 2025 includes $1.4 million in restructuring and impairment charges related to the impairment of manufacturing equipment. The remaining $0.3 million in restructuring and impairment charges for the three-month period are attributed to the closure of our sauce and dressing production facility in Milpitas, California. The $2.8 million adjustment in the reconciliation below for the six months ended December 31, 2025 consists of the $1.4 million in charges for the aforementioned impairment of manufacturing equipment with the remaining $1.4 million attributed to the restructuring and impairment charges resulting from the closure of our sauce and dressing production facility in Milpitas, California. The prior-year adjustment for the three and six months ended December 31, 2024 reflects incremental SG&A expenses attributed to the Atlanta production facility acquisition.

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollars in thousands)	2025	2024	Change		2025	2024	Change
Reported Operating Income	$75,184	$75,661	$(477)	(0.6)%	$134,444	$131,525	$2,919	2.2%
SG&A Expenses - Acquisition Costs	—	1,620	(1,620)	(100.0)%	—	1,620	(1,620)	(100.0)%
Restructuring and Impairment Charges	1,667	—	1,667	N/M	2,810	—	2,810	N/M
Adjusted Operating Income (non-GAAP)	$76,851	$77,281	$(430)	(0.6)%	$137,254	$133,145	$4,109	3.1%
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
Items which could impact these forward-looking statements include, but are not limited to:
•the ability to successfully close the Bachan’s, Inc. transaction, integrate the acquired business, and achieve operational and financial performance objectives;
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

•the impact of any laws and regulatory matters affecting our food business, including any additional requirements imposed by the federal, state or local government;
•the extent to which good-fitting business acquisitions are identified, acceptably integrated, and achieve operational and financial performance objectives;
•inflationary pressures resulting in higher input costs;
•changes in our cash flow or use of cash in various business activities;
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
•the effect of consolidation of customers within key market channels;
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 954,817 common shares remained authorized for future repurchases at December 31, 2025. Purchases under the share repurchase authorization may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase authorization will be determined based on market conditions, share price and other factors. This share repurchase authorization does not have a stated expiration date. In the second quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
October 1-31, 2025(1)	61,086	$164.41	61,086	1,016,438
November 1-30, 2025	—	$—	—	1,016,438
December 1-31, 2025(1)	61,621	$162.42	61,621	954,817
Total	122,707	$163.41	122,707	954,817
(1)Includes 261 shares in October 2025 and 53 shares in December 2025 that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock awards granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. On November 25, 2025, Thomas K. Pigott, Vice President, Chief Financial Officer and Assistant Secretary, adopted a Rule 10b5-1 plan (the “Rule 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act of 1934. The Rule 10b5-1 Plan provides for the sale of a limited number of shares of the Company’s common stock, pursuant to the terms of the Rule 10b5-1 Plan. The actual number of shares to be sold under the Rule 10b5-1 Plan will be determined, in part, based on a cap on the net proceeds from their sale and is not determinable at this time. The Rule 10b5-1 Plan expires on December 31, 2026, or upon the earlier completion of the sale of the maximum number of shares subject to the Rule 10b5-1 Plan. During the second quarter of fiscal 2026, no other director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408(a) of Regulation S-K.
Item 6. Exhibits
See Index to Exhibits below.
INDEX TO EXHIBITS

Exhibit Number	Description

10.1	The Marzetti Company 2025 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Corporation’s Definitive Proxy Statement (000-04065), filed October 20, 2025).

10.2
Form of Restricted Stock Unit Award Agreement for Directors under The Marzetti Company 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (000-04065), filed November 20, 2025).

Exhibit Number	Description

10.3
Form of Restricted Stock Unit Award Agreement for Employees and Consultants under The Marzetti Company 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (000-04065), filed November 20, 2025).

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	The cover page of The Marzetti Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARZETTI COMPANY
(Registrant)
Date:	February 3, 2026	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	February 3, 2026	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)