Form 10-Q
period 2026-03-31
MARZETTI CO
filed 2026-05-04
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 10, 2026, there were approximately 27,422,000 shares of Common Stock, without par value, outstanding.

THE MARZETTI COMPANY AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	March 31, 2026	June 30, 2025
ASSETS
Current Assets:
Cash and equivalents	$218,447	$161,476
Receivables	98,310	95,817
Inventories:
Raw materials	43,546	42,547
Finished goods	131,717	126,754
Total inventories	175,263	169,301
Other current assets	21,911	17,037
Total current assets	513,931	443,631
Property, Plant and Equipment:
Property, plant and equipment-gross	1,011,450	968,014
Less accumulated depreciation	465,023	433,471
Property, plant and equipment-net	546,427	534,543
Other Assets:
Goodwill	222,772	222,772
Operating lease right-of-use assets	46,149	52,227
Other noncurrent assets	26,776	21,551
Total	$1,356,055	$1,274,724
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$134,577	$117,962
Accrued liabilities	64,278	68,332
Total current liabilities	198,855	186,294
Noncurrent Operating Lease Liabilities	37,206	42,720
Other Noncurrent Liabilities	20,981	13,100
Deferred Income Taxes	54,217	34,115
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-March 31, 2026-27,422,381 shares; June 30, 2025-27,533,599 shares	166,515	160,886
Retained earnings	1,690,409	1,628,487
Accumulated other comprehensive income	916	961
Common stock in treasury, at cost	(813,044)	(791,839)
Total shareholders’ equity	1,044,796	998,495
Total	$1,356,055	$1,274,724
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands, except per share data)	2026	2025	2026	2025
Net Sales	$453,368	$457,836	$1,464,793	$1,433,695
Cost of Sales	346,152	351,874	1,101,498	1,084,141
Gross Profit	107,216	105,962	363,295	349,554
Selling, General and Administrative Expenses	61,439	56,085	180,264	168,152
Restructuring, Impairment and Other, Net	(800)	—	2,010	—
Operating Income	46,577	49,877	181,021	181,402
Pension Settlement Charge	—	—	—	(13,968)
Other, Net	1,741	1,960	4,428	5,520
Income Before Income Taxes	48,318	51,837	185,449	172,954
Taxes Based on Income	11,263	10,713	42,133	38,136
Net Income	$37,055	$41,124	$143,316	$134,818
Net Income Per Common Share:
Basic	$1.35	$1.49	$5.22	$4.89
Diluted	$1.35	$1.49	$5.21	$4.89

Weighted Average Common Shares Outstanding:
Basic	27,363	27,482	27,407	27,473
Diluted	27,377	27,496	27,429	27,490
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(Amounts in thousands)	2026	2025	2026	2025
Net Income	$37,055	$41,124	$143,316	$134,818
Other Comprehensive (Loss) Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Net loss arising during the period, before tax	—	—	—	(1,549)
Pension settlement charge, before tax	—	—	—	13,968
Amortization of (gain) loss, before tax	(15)	(15)	(45)	250
Amortization of prior service credit, before tax	(5)	(45)	(14)	(136)
Total Other Comprehensive (Loss) Income, Before Tax	(20)	(60)	(59)	12,533
Tax Attributes of Items in Other Comprehensive (Loss) Income:
Net loss arising during the period, tax	—	—	—	362
Pension settlement charge, tax	—	—	—	(3,264)
Amortization of (gain) loss, tax	4	3	11	(59)
Amortization of prior service credit, tax	1	11	3	32
Total Tax Benefit (Expense)	5	14	14	(2,929)
Other Comprehensive (Loss) Income, Net of Tax	(15)	(46)	(45)	9,604
Comprehensive Income	$37,040	$41,078	$143,271	$144,422
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
(Amounts in thousands)	2026	2025
Cash Flows From Operating Activities:
Net income	$143,316	$134,818
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	51,789	45,056
Deferred income taxes and other changes	25,538	887
Stock-based compensation expense	7,710	6,475
Restructuring and impairment charges	1,392	—
Pension plan activity	—	14,253
Changes in operating assets and liabilities:
Receivables	(2,493)	(11,299)
Inventories	(5,962)	(13,828)
Other current assets	(6,019)	(5,449)
Accounts payable and accrued liabilities	13,386	2,404
Net cash provided by operating activities	228,657	173,317
Cash Flows From Investing Activities:
Payments for property additions	(54,574)	(43,715)
Cash paid for acquisition	—	(78,819)
Proceeds from sale of property	705	—
Other-net	(10,651)	(7,720)
Net cash used in investing activities	(64,520)	(130,254)
Cash Flows From Financing Activities:
Payment of dividends	(81,394)	(77,305)
Purchase of treasury stock	(21,205)	(1,519)
Tax withholdings for stock-based compensation	(2,081)	(1,597)
Principal payments for finance leases	(1,574)	(1,524)
Other	(912)	—
Net cash used in financing activities	(107,166)	(81,945)
Net change in cash and equivalents	56,971	(38,882)
Cash and equivalents at beginning of year	161,476	163,443
Cash and equivalents at end of period	$218,447	$124,561
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$24,836	$42,169
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended March 31, 2026
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2025	27,534	$160,886	$1,628,487	$961	$(791,839)	$998,495
Net income			47,182			47,182
Postretirement benefit losses, net of $(5) tax effect				(15)		(15)
Cash dividends - common stock ($0.95 per share)			(26,318)			(26,318)
Purchase of treasury stock	(6)				(1,137)	(1,137)
Stock-based plans	20	(2,081)				(2,081)
Stock-based compensation expense		2,645				2,645
Balance, September 30, 2025	27,548	$161,450	$1,649,351	$946	$(792,976)	$1,018,771
Net income			59,079			59,079
Postretirement benefit losses, net of $(4) tax effect				(15)		(15)
Cash dividends - common stock ($1.00 per share)			(27,592)			(27,592)
Purchase of treasury stock	(123)				(20,052)	(20,052)
Stock-based plans	(2)	—				—
Stock-based compensation expense		2,636				2,636
Balance, December 31, 2025	27,423	$164,086	$1,680,838	$931	$(813,028)	$1,032,827
Net income			37,055			37,055
Net postretirement benefit losses, net of $(5) tax effect				(15)		(15)
Cash dividends - common stock ($1.00 per share)			(27,484)			(27,484)
Purchase of treasury stock	—				(16)	(16)
Stock-based plans	(1)	—				—
Stock-based compensation expense		2,429				2,429
Balance, March 31, 2026	27,422	$166,515	$1,690,409	$916	$(813,044)	$1,044,796
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(UNAUDITED)

	Nine Months Ended March 31, 2025
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2024	27,527	$153,616	$1,564,642	$(8,640)	$(783,846)	$925,772
Net income			44,701			44,701
Net pension and postretirement benefit gains, net of $20 tax effect				67		67
Cash dividends - common stock ($0.90 per share)			(24,866)			(24,866)
Purchase of treasury stock	(7)				(1,440)	(1,440)
Stock-based plans	46	(1,551)				(1,551)
Stock-based compensation expense		2,369				2,369
Balance, September 30, 2024	27,566	$154,434	$1,584,477	$(8,573)	$(785,286)	$945,052
Net income			48,993			48,993
Pension settlement charge, net of $3,264 tax effect				10,704		10,704
Other net pension and postretirement benefit losses, net of $(341) tax effect				(1,121)		(1,121)
Cash dividends - common stock ($0.95 per share)			(26,259)			(26,259)
Purchase of treasury stock	—				(3)	(3)
Stock-based plans	6	(46)				(46)
Stock-based compensation expense		2,546				2,546
Balance, December 31, 2024	27,572	$156,934	$1,607,211	$1,010	$(785,289)	$979,866
Net income			41,124			41,124
Net pension and postretirement benefit gains, net of $(14) tax effect				(46)		(46)
Cash dividends - common stock ($0.95 per share)			(26,180)			(26,180)
Purchase of treasury stock	(1)				(76)	(76)
Stock-based plans	(2)	—				—
Stock-based compensation expense		1,560				1,560
Balance, March 31, 2025	27,569	$158,494	$1,622,155	$964	$(785,365)	$996,248
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
Subsequent Event
On May 1, 2026, we completed the acquisition of Bachan’s, Inc. (“Bachan’s”), the rapidly growing Japanese Barbecue Sauce brand known for its authentic, clean-label products, for $400 million, subject to customary adjustments. On April 29, 2026, we closed on the funding of a term loan in the aggregate principal amount of $200 million to partially fund the acquisition with the balance of the purchase price coming from cash on hand.
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

	March 31,
	2026	2025
Construction in progress in Accounts Payable	$5,124	$5,550
Deferred Software Costs
Capitalized software costs are amortized on a straight-line basis over the estimated useful life. Amortization expense was $0.9 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense was $2.6 million and $2.2 million for the nine months ended March 31, 2026 and 2025, respectively. The following table summarizes the components of capitalized software costs, excluding any costs that are fully amortized:

	March 31, 2026	June 30, 2025
Capitalized Software Costs - Gross	$18,851	$17,258
Capitalized Software Costs - Accumulated Amortization	(8,505)	(6,237)
Capitalized Software Costs - Net	$10,346	$11,021

Capitalized Software Costs - Net in Other Current Assets	$3,655	$3,358
Capitalized Software Costs - Net in Other Noncurrent Assets	$6,691	$7,663
Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $29.6 million and $33.8 million at March 31, 2026 and June 30, 2025, respectively.

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
Basic and diluted net income per common share were calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net income	$37,055	$41,124	$143,316	$134,818
Net income available to participating securities	(72)	(109)	(288)	(363)
Net income available to common shareholders	$36,983	$41,015	$143,028	$134,455

Weighted average common shares outstanding – basic	27,363	27,482	27,407	27,473
Incremental share effect from:
Nonparticipating restricted stock awards	—	1	2	3
Restricted stock units	3	—	9	—
Stock-settled stock appreciation rights	—	2	—	2
Performance units	11	11	11	12
Weighted average common shares outstanding – diluted	27,377	27,496	27,429	27,490

Net income per common share – basic	$1.35	$1.49	$5.22	$4.89
Net income per common share – diluted	$1.35	$1.49	$5.21	$4.89
Accumulated Other Comprehensive Income (Loss)
The following table presents the amounts reclassified out of accumulated other comprehensive income (loss) by component:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Accumulated other comprehensive income (loss) at beginning of period	$931	$1,010	$961	$(8,640)
Defined Benefit Pension Plan Items:
Net loss arising during the period	—	—	—	(1,549)
Settlement charge	—	—	—	13,968
Amortization of unrecognized net loss	—	—	—	294
Postretirement Benefit Plan Items:
Amortization of unrecognized net gain	(15)	(15)	(45)	(44)
Amortization of prior service credit	(5)	(45)	(14)	(136)
Total other comprehensive (loss) income, before tax	(20)	(60)	(59)	12,533
Total tax benefit (expense)	5	14	14	(2,929)
Other comprehensive (loss) income, net of tax	(15)	(46)	(45)	9,604
Accumulated other comprehensive income at end of period	$916	$964	$916	$964

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

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 2 – Acquisition
On February 18, 2025, we completed the acquisition of a sauce and dressing production facility and related real estate in the Atlanta, Georgia area (“Atlanta plant”) along with certain equipment and assets contained in the facility from Winland Foods, Inc. This facility benefits our core sauce and dressing operations through improved operational efficiency, incremental capacity, and closer proximity to certain core customers while enhancing our manufacturing network from a business continuity standpoint. The purchase price of $78.8 million was funded with cash on hand. The results of operations for this facility have been included in our condensed consolidated financial statements from the date of acquisition.
The following table summarizes the purchase price allocation based on the fair value of the net assets acquired.

Purchase Price Allocation
Inventories	$4,065
Property, plant and equipment	60,073
Goodwill (tax deductible)	14,401
Other noncurrent assets	301
Current liabilities	(21)
Net assets acquired	$78,819
Note 3 – Long-Term Debt
At June 30, 2025, we had an unsecured credit facility (“Facility”) under which we could borrow, on a revolving credit basis, up to a maximum of $150 million at any one time, with potential to expand the total credit availability to $225 million based on consent of the issuing banks and certain other conditions.
On March 4, 2026, we entered into a First Amendment (“Amendment”) to the Facility. The Amendment provides for the following:
•An increase in the revolving credit availability to $200 million with potential to expand the revolving credit availability to $400 million based on consent of the Administrative Agent and any incremental lenders and certain other conditions. All outstanding revolving loans are due and payable when the Facility expires on March 6, 2029. Revolving loans may be used for general corporate purposes.
•An additional $200 million term loan to finance our previously reported agreement to acquire Bachan’s. The maturity date for the term loan is five years after the term loan is made; however, the Amendment provides for a springing maturity date of March 6, 2029 if, by December 6, 2028, the Facility Termination Date has not been extended to a date that is five years after the term loan is made or later with an Aggregate Revolving Commitment equal to or greater than the outstanding principal balance of the term loan (as such capitalized terms are defined in the Amendment).
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
At March 31, 2026 and June 30, 2025, we had no borrowings outstanding under the Facility. At March 31, 2026 and June 30, 2025, we had $2.6 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. We paid no interest for the three and nine months ended March 31, 2026 and 2025.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 4 – Commitments and Contingencies
At March 31, 2026, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
On February 2, 2026, we entered into a definitive agreement to acquire Bachan’s. The purchase price is $400 million, subject to customary adjustments, with acquisition funding from cash on hand and additional financing. See further discussion of available credit in Note 3. The transaction closed on May 1, 2026.
We have a lease commitment with fixed cash payments totaling approximately $159 million for a lease that had not commenced as of March 31, 2026. This lease has an initial term of 15 years for warehousing space in Columbus, Ohio. In accordance with accounting guidance for leases, this commitment is properly excluded from the Condensed Consolidated Balance Sheet as of March 31, 2026. A right-of-use asset and lease liability will be recorded based on the present value of the lease payments when the lease commences in fiscal 2027.
Note 5 – Goodwill
Goodwill attributable to the Retail and Foodservice segments was $157.4 million and $65.4 million, respectively, at March 31, 2026 and June 30, 2025.

Note 6 – Income Taxes
Prepaid federal income taxes of $3.1 million and $0.1 million were included in Other Current Assets at March 31, 2026 and June 30, 2025, respectively. Prepaid state and local income taxes of $0.4 million and $0.6 million were included in Other Current Assets at March 31, 2026 and June 30, 2025, respectively.
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
Foodservice - The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated sauces, salad dressings, frozen breads and yeast rolls. The majority of our Foodservice sales are products sold under private label to national chain restaurant accounts. We also manufacture and sell various branded Foodservice products to distributors. Finally, within this segment, we manufactured and sold certain salad dressing and sauce products under a temporary supply agreement (“TSA”) resulting from the Atlanta plant acquisition. The TSA sales commenced in March 2025 and concluded during the quarter ended March 31, 2026.
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

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Retail
Shelf-stable dressings, sauces and croutons	$105,560	$116,690	$302,083	$321,299
Frozen breads	86,648	84,218	316,158	297,379
Refrigerated dressings, dips and other	41,563	40,624	140,900	143,177
Total Retail net sales	$233,771	$241,532	$759,141	$761,855
Foodservice
Dressings and sauces	$165,328	$159,957	$509,944	$497,894
Frozen breads and other	52,730	54,284	175,293	171,883
Other dressings and sauces for TSA	1,539	2,063	20,415	2,063
Total Foodservice net sales	$219,597	$216,304	$705,652	$671,840
Total net sales	$453,368	$457,836	$1,464,793	$1,433,695
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Foodservice
National accounts	$173,225	$166,082	$534,456	$517,814
Branded and other	44,833	48,159	150,781	151,963
Other dressings and sauces for TSA	1,539	2,063	20,415	2,063
Total Foodservice net sales	$219,597	$216,304	$705,652	$671,840
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

For The Three Months Ended March 31, 2026	Retail	Foodservice	Total
Net Sales	$233,771	$219,597	$453,368
Cost of Sales	163,444	182,708
Selling, General and Administrative Expenses	23,182	10,322
Restructuring, Impairment and Other, Net (1)	—	(800)
Total Segment Operating Income	$47,145	$27,367	$74,512
Nonallocated Corporate Expenses			27,935
Operating Income			$46,577
Other, Net			1,741
Income Before Income Taxes			$48,318
(1)Foodservice restructuring, impairment and other in 2026 resulted from a recovery through an insurance claim related to a previously recognized impairment charge.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

For The Three Months Ended March 31, 2025	Retail	Foodservice	Total
Net Sales	$241,532	$216,304	$457,836
Cost of Sales	173,613	178,261
Selling, General and Administrative Expenses	22,341	9,932
Total Segment Operating Income	$45,578	$28,111	$73,689
Nonallocated Corporate Expenses			23,812
Operating Income			$49,877
Other, Net			1,960
Income Before Income Taxes			$51,837

For The Nine Months Ended March 31, 2026	Retail	Foodservice	Total
Net Sales	$759,141	$705,652	$1,464,793
Cost of Sales	526,517	574,981
Selling, General and Administrative Expenses	72,110	31,141
Restructuring, Impairment and Other, Net (1)	—	606
Total Segment Operating Income	$160,514	$98,924	$259,438
Nonallocated Corporate Expenses			77,013
Nonallocated Restructuring, Impairment and Other (2)			1,404
Operating Income			$181,021
Other, Net			4,428
Income Before Income Taxes			$185,449
(1)Foodservice restructuring, impairment and other in 2026 resulted from the impairment of manufacturing equipment, net of a recovery through an insurance claim.
(2)Nonallocated restructuring, impairment and other in 2026 resulted from the closure of our Milpitas, California sauce and dressing manufacturing facility.

For The Nine Months Ended March 31, 2025	Retail	Foodservice	Total
Net Sales	$761,855	$671,840	$1,433,695
Cost of Sales	525,826	558,315
Selling, General and Administrative Expenses	65,239	30,781
Total Segment Operating Income	$170,790	$82,744	$253,534
Nonallocated Corporate Expenses			72,132
Operating Income			$181,402
Pension Settlement Charge			(13,968)
Other, Net			5,520
Income Before Income Taxes			$172,954

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth reconciliations of our reportable segments’ total identifiable assets to the consolidated totals and our reportable segments’ total depreciation and amortization expenses to the consolidated totals:

			March 31, 2026	June 30, 2025
Identifiable Assets (1)
Retail & Foodservice (2)			$1,104,658	$1,083,381
Corporate			251,397	191,343
Total			$1,356,055	$1,274,724

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Depreciation and Amortization
Retail & Foodservice (2)	$15,948	$14,518	$47,251	$41,351
Corporate	1,594	1,132	4,538	3,705
Total	$17,542	$15,650	$51,789	$45,056
(1)Long-lived assets are predominately domestic. Retail and Foodservice identifiable assets include those assets used in our operations and other intangible assets allocated to purchased businesses, most notably goodwill. The composition of our Retail and Foodservice identifiable assets at March 31, 2026 is generally consistent with that of June 30, 2025. Corporate assets consist principally of cash and equivalents. The increase in Corporate identifiable assets from June 30, 2025 to March 31, 2026 reflects higher cash and equivalents.
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
Our restricted stock units compensation expense was $0.8 million for the three months ended March 31, 2026. Year-to-date restricted stock units compensation expense was $1.5 million for the current-year period. At March 31, 2026, there was $5.6 million of unrecognized compensation expense related to restricted stock units that we will recognize over a weighted-average period of 2 years.
Our restricted stock awards compensation expense was $0.9 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. Year-to-date restricted stock awards compensation expense was $3.5 million for the current-year period compared to $4.2 million for the prior-year period. At March 31, 2026, there was $3.6 million of unrecognized compensation expense related to restricted stock awards that we will recognize over a weighted-average period of 1 year.
Our performance units compensation expense was $0.7 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. Year-to-date performance units compensation expense was $2.7 million for the current-year period compared to $2.3 million for the prior-year period. At March 31, 2026, there was $6.1 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

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
With respect to long-term growth, in addition to complementary acquisitions, we continually evaluate the future opportunities and needs for our business specific to our plant infrastructure, production capacity, IT platforms and initiatives to support and strengthen our operations. Recent examples of resulting strategic actions include:
•the acquisition of Bachan’s, Inc. (“Bachan’s”), the rapidly growing Japanese Barbecue Sauce brand known for its authentic, clean-label products, in May 2026;
•the acquisition of a sauce and dressing production facility in the Atlanta, Georgia area in February 2025; and
•the closure of our sauce and dressing production facility in Milpitas, California during the quarter ended September 30, 2025.

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	Change		2026	2025	Change
Net Sales	$453,368	$457,836	$(4,468)	(1.0)%	$1,464,793	$1,433,695	$31,098	2.2%
Cost of Sales	346,152	351,874	(5,722)	(1.6)%	1,101,498	1,084,141	17,357	1.6%
Gross Profit	107,216	105,962	1,254	1.2%	363,295	349,554	13,741	3.9%
Gross Margin	23.6%	23.1%			24.8%	24.4%
Selling, General and Administrative Expenses	61,439	56,085	5,354	9.5%	180,264	168,152	12,112	7.2%
Restructuring, Impairment and Other, Net	(800)	—	(800)	N/M	2,010	—	2,010	N/M
Operating Income	46,577	49,877	(3,300)	(6.6)%	181,021	181,402	(381)	(0.2)%
Operating Margin	10.3%	10.9%			12.4%	12.7%
Pension Settlement Charge	—	—	—	N/M	—	(13,968)	13,968	100.0%
Other, Net	1,741	1,960	(219)	(11.2)%	4,428	5,520	(1,092)	(19.8)%
Income Before Income Taxes	48,318	51,837	(3,519)	(6.8)%	185,449	172,954	12,495	7.2%
Taxes Based on Income	11,263	10,713	550	5.1%	42,133	38,136	3,997	10.5%
Effective Tax Rate	23.3%	20.7%			22.7%	22.0%
Net Income	$37,055	$41,124	$(4,069)	(9.9)%	$143,316	$134,818	$8,498	6.3%
Diluted Net Income Per Common Share	$1.35	$1.49	$(0.14)	(9.4)%	$5.21	$4.89	$0.32	6.5%
Net Sales
Consolidated net sales for the three months ended March 31, 2026 decreased 1.0% to $453.4 million versus $457.8 million last year, reflecting lower net sales for the Retail segment, as partially offset by higher net sales for the Foodservice segment. Retail segment net sales were unfavorably impacted by volume declines while net sales for both segments benefited from a modest level of inflationary pricing. Foodservice segment net sales in both the current-year and prior-year periods included sales attributed to a temporary supply agreement (“TSA”) resulting from our acquisition of a sauce and dressing production facility located in Atlanta, Georgia (“Atlanta plant”). The acquisition was completed in February 2025. The TSA sales commenced in March 2025 and concluded during the quarter ended March 31, 2026. Breaking down the 1.0% decrease in consolidated net sales as summarized in the table below, lower core volumes and product mix accounted for a decrease of approximately 120 basis points, the net pricing impact accounted for an increase of approximately 30 basis points, and lower sales attributed to the TSA accounted for a decline of approximately 10 basis points. Excluding all sales attributed to the TSA, Adjusted Consolidated Net Sales for the three months ended March 31, 2026 decreased 0.9% to $451.8 million.
Consolidated net sales for the nine months ended March 31, 2026 increased 2.2% to $1,464.8 million versus $1,433.7 million last year, reflecting higher net sales for the Foodservice segment, as partially offset by lower net sales for the Retail segment. Foodservice segment net sales were favorably impacted by sales attributed to the TSA while Retail segment net sales were unfavorably impacted by core volume declines. Inflationary pricing benefited both segments. Breaking down the 2.2% increase in consolidated net sales as summarized in the table below, lower core volumes and product mix accounted for a decrease of approximately 20 basis points, the net pricing impact accounted for an increase of approximately 110 basis points, and incremental sales attributed to the TSA added approximately 130 basis points. Excluding all sales attributed to the TSA, Adjusted Consolidated Net Sales for the nine months ended March 31, 2026 increased 0.9% to $1,444.4 million.

Breakdown of % Change in Consolidated Net Sales	Three Months Ended March 31, 2026		Nine Months Ended March 31, 2026
Change in Core Sales Volume / Mix	$(5,539)	(1.2)%	$(2,385)	(0.2)%
Net Pricing Impact	1,595	0.3	15,131	1.1
Incremental Sales for Temporary Supply Agreement (TSA)	(524)	(0.1)	18,352	1.3
Total Change in Net Sales	$(4,468)	(1.0)%	$31,098	2.2%
Consolidated sales volumes, measured in pounds shipped, decreased 1.8% for the three months ended March 31, 2026. Excluding the impact of all sales attributed to the TSA, adjusted sales volumes decreased 1.7%.
Consolidated sales volumes, measured in pounds shipped, increased 0.8% for the nine months ended March 31, 2026. Excluding the impact of all sales attributed to the TSA, adjusted sales volumes decreased 0.6%.

See discussion of net sales by segment following the discussion of “Earnings Per Share” below.

Gross Profit
Consolidated gross profit for the three months ended March 31, 2026 increased $1.3 million to a third quarter record $107.2 million. Consolidated gross profit benefited from our cost savings programs while inflationary pricing helped to offset cost inflation. Reported gross margin and Adjusted Gross Margin improved 50 basis points.
Consolidated gross profit for the nine months ended March 31, 2026 increased $13.7 million to $363.3 million. Consolidated gross profit benefited from our cost savings programs, as partially offset by the unfavorable impacts of a less favorable sales mix and lower core sales volumes. Reported gross margin improved 40 basis points while Adjusted Gross Margin increased 80 basis points.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2026 increased 9.5% to $61.4 million compared to $56.1 million in the prior-year period. Excluding acquisition-related costs in SG&A, this increase was primarily driven by increased investments in personnel and IT. SG&A expenses in the current year included $3.5 million in incremental expenditures attributed to the Bachan’s acquisition. SG&A expenses in the prior year included $1.7 million in incremental expenditures attributed to the Atlanta plant acquisition.
SG&A expenses for the nine months ended March 31, 2026 increased 7.2% to $180.3 million compared to $168.2 million in the prior year. This increase primarily reflects higher marketing costs as we invested to support the continued growth of our Retail brands, in addition to increased expenditures for compensation and benefits. SG&A expenses in the current year included $3.5 million in incremental expenditures attributed to the Bachan’s acquisition. SG&A expenses in the prior year included $3.3 million in incremental expenditures attributed to the Atlanta plant acquisition.
Restructuring, Impairment and Other, Net
In April 2025, we committed to a plan to close our sauce and dressing production facility in Milpitas, California as part of our ongoing strategic initiative to better optimize our manufacturing network. Production at the facility concluded in August 2025. In the nine months ended March 31, 2026, we recorded restructuring and impairment charges of $1.4 million related to this closure. These charges consisted of one-time termination benefits and other closing costs. The operations of this facility were not classified as discontinued operations as the closure did not represent a strategic shift that would have a major effect on our operations or financial results.
During the nine months ended March 31, 2026, we also recorded a noncash impairment charge of $1.4 million related to manufacturing equipment. During the three and nine months ended March 31, 2026, we recognized a recovery of $0.8 million through an insurance claim related to the previously recognized impairment charge. These amounts were reflected in our Foodservice segment.
Operating Income
Operating income decreased $3.3 million to $46.6 million for the three months ended March 31, 2026. The lower level of operating income reflects the increased SG&A expenses, as partially offset by the higher gross profit. Excluding the current-year insurance recovery recorded in Restructuring, Impairment and Other, as well as the current-year and prior-year acquisition costs in SG&A, Adjusted Operating Income decreased $2.3 million to $49.3 million.
Operating income decreased $0.4 million to $181.0 million for the nine months ended March 31, 2026 due to the higher SG&A expenses and the impact of the $2.0 million net expense in Restructuring, Impairment and Other, which were largely offset by the increase in gross profit. Excluding the current-year net expense in Restructuring, Impairment and Other, as well as the current-year and prior-year acquisition costs in SG&A, Adjusted Operating Income increased $1.8 million to $186.6 million.

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

Taxes Based on Income
Our effective tax rate was 22.7% and 22.0% for the nine months ended March 31, 2026 and 2025, respectively. For the nine months ended March 31, 2026 and 2025, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Nine Months Ended March 31,
	2026	2025
Statutory rate	21.0%	21.0%
State and local income taxes	1.8	1.5
Net windfall tax benefits - stock-based compensation	(0.2)	(0.1)
Other	0.1	(0.4)
Effective rate	22.7%	22.0%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vestings of restricted stock awards, restricted stock units and performance units. For the nine months ended March 31, 2026 and 2025, the impact of net windfall tax benefits from stock-based compensation reduced our effective tax rate by 0.2% and 0.1%, respectively.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share for the third quarter of 2026 totaled $1.35, as compared to $1.49 per diluted share in the prior year. For the three months ended March 31, 2026, costs related to the Bachan’s acquisition reduced diluted earnings per share by $0.10 and the insurance recovery recorded in Restructuring, Impairment and Other increased diluted earnings per share by $0.02. For the three months ended March 31, 2025, costs related to the Atlanta plant acquisition reduced diluted earnings per share by $0.05.
For the nine months ended March 31, 2026, diluted net income per share totaled $5.21, as compared to $4.89 per diluted share in the prior year. For the nine months ended March 31, 2026, costs related to the Bachan’s acquisition reduced diluted earnings per share by $0.10 and the net expense in Restructuring, Impairment and Other reduced diluted earnings per share by $0.06. For the nine months ended March 31, 2025, the pension settlement charge reduced diluted earnings per share by $0.39 and costs related to the Atlanta plant acquisition reduced diluted earnings per share by $0.09.
Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended March 31.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	Change		2026	2025	Change
Net Sales	$233,771	$241,532	$(7,761)	(3.2)%	$759,141	$761,855	$(2,714)	(0.4)%
Operating Income	$47,145	$45,578	$1,567	3.4%	$160,514	$170,790	$(10,276)	(6.0)%
Operating Margin	20.2%	18.9%			21.1%	22.4%
For the three months ended March 31, 2026, Retail segment net sales decreased 3.2% to $233.8 million from the prior-year total of $241.5 million. The decrease in Retail segment net sales reflects lower sales volumes partially offset by some inflationary pricing. Retail segment highlights included continued growth from our category-leading New York BakeryTM frozen garlic bread products, including our recently introduced gluten-free Texas Toast, in addition to increased sales for our Sister Schubert’s® dinner rolls, which benefited from the pull-forward of demand due to the earlier Easter holiday. These sales gains were more than offset by the impacts of category softness and reduced sales into the club channel. Retail segment sales volumes, measured in pounds shipped, decreased 5.6%.

For the nine months ended March 31, 2026, Retail segment net sales decreased 0.4% to $759.1 million compared to the prior-year total of $761.9 million due to a decline in sales volumes as partially offset by some inflationary pricing. Sales highlights for the nine-month period included continued strong growth for our category-leading New York BakeryTM frozen garlic bread products and expanding distribution for our recently introduced Texas Roadhouse® dinner rolls. Retail segment sales volumes, measured in pounds shipped, decreased 2.0%.
For the three months ended March 31, 2026, Retail segment operating income increased 3.4% to $47.1 million driven by our cost savings programs and some inflationary pricing, as partially offset by the unfavorable impacts of the lower sales volumes and inflationary costs.
For the nine months ended March 31, 2026, Retail segment operating income decreased 6.0% to $160.5 million due to inflationary costs, higher marketing spend and lower sales volumes, as partially offset by our cost savings programs and some inflationary pricing.
Foodservice Segment

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	Change		2026	2025	Change
Net Sales	$219,597	$216,304	$3,293	1.5%	$705,652	$671,840	$33,812	5.0%
Operating Income	$27,367	$28,111	$(744)	(2.6)%	$98,924	$82,744	$16,180	19.6%
Operating Margin	12.5%	13.0%			14.0%	12.3%
For the three months ended March 31, 2026, Foodservice segment net sales grew 1.5% to $219.6 million compared to $216.3 million in the prior-year period driven by increased demand from several of our national chain restaurant account customers. Excluding all sales attributed to the TSA resulting from the February 2025 Atlanta plant acquisition, Adjusted Foodservice Net Sales increased 1.8%. Foodservice segment sales volumes, measured in pounds shipped, increased 0.7%. Excluding all TSA sales, adjusted Foodservice sales volumes increased 0.8%.
For the nine months ended March 31, 2026, Foodservice segment net sales increased 5.0% to $705.7 million from the prior-year total of $671.8 million driven by the TSA sales, increased demand from several of our national chain restaurant account customers, and the benefit of inflationary pricing. Excluding all sales attributed to the TSA, Adjusted Foodservice Net Sales increased 2.3%. Foodservice segment sales volumes, measured in pounds shipped, increased 2.6%. Excluding all TSA sales, adjusted Foodservice sales volumes increased 0.3%.
For the three months ended March 31, 2026, Foodservice segment operating income decreased 2.6% to $27.4 million due to inflationary costs, as partially offset by our cost savings programs and a more favorable sales volume / mix.
For the nine months ended March 31, 2026, Foodservice segment operating income increased 19.6% to $98.9 million driven by our cost savings programs, inflationary pricing, a more favorable sales mix and the benefit of recent IT investments to support a more optimized trade spend system, as partially offset by inflationary costs.
Corporate Expenses
For the three months ended March 31, 2026 and 2025, corporate expenses totaled $27.9 million and $23.8 million, respectively. Excluding acquisition-related expenses, the increase was primarily driven by increased investments in personnel and IT. Corporate expenses in the current year included $3.5 million in incremental expenditures attributed to the Bachan’s acquisition. Corporate expenses in the prior year included $1.7 million in incremental expenditures attributed to the Atlanta plant acquisition.
For the nine months ended March 31, 2026 and 2025, corporate expenses totaled $77.0 million and $72.1 million, respectively. The increase was primarily driven by increased investments in personnel and IT. Corporate expenses in the current year included $3.5 million in incremental expenditures attributed to the Bachan’s acquisition. Corporate expenses in the prior year included $3.3 million in incremental expenditures attributed to the Atlanta plant acquisition.
LOOKING FORWARD
Looking forward to our fiscal fourth quarter, in addition to incremental sales attributed to the Bachan’s acquisition, we expect Retail sales will benefit from new product introductions including Marzetti® Protein Ranch dressing and veggie dips, a new Olive Garden® Zesty Italian dressing flavor, and the addition of a larger-sized bottle for the popular Chick-fil-A® Avocado Lime Ranch dressing. In the Foodservice segment, we anticipate continued growth from select quick-service restaurant customers in our mix of national chain restaurant accounts. Note that external factors, including U.S. economic performance and consumer behavior, may impact demand in both segments. With respect to our input costs, in aggregate we anticipate a modest level of inflationary pressure that we plan to offset through contractual pricing and our cost savings programs as we remain focused on continued margin improvement.
We will continue to periodically reassess our allocation of capital to ensure that we maintain adequate operating flexibility while providing appropriate levels of cash returns to our shareholders.
FINANCIAL CONDITION
Cash Flows
For the nine months ended March 31, 2026, net cash provided by operating activities totaled $228.7 million, as compared to $173.3 million in the prior-year period. This increase was primarily due to the favorable year-over-year changes in net working capital, as well as the change in deferred income taxes resulting from tax timing benefits of the One Big Beautiful Bill Act, which was enacted in July 2025. The favorable net working capital changes reflected the impacts of a current-year increase in accounts payable, as well as prior-year increases in accounts receivable and inventories. Higher net income was offset by the impact of the prior-year noncash pension settlement charge.
Cash used in investing activities for the nine months ended March 31, 2026 was $64.5 million, as compared to $130.3 million in the prior year. This decrease primarily reflects the $78.8 million of cash paid in the prior year for the February 2025 Atlanta plant acquisition, as partially offset by a higher level of payments for property additions in the current year.
Cash used in financing activities for the nine months ended March 31, 2026 of $107.2 million increased from the prior-year total of $81.9 million. This increase primarily reflects higher levels of share repurchases, as well as higher dividend payments.
Liquidity and Capital Resources
On February 2, 2026, we entered into a definitive agreement to acquire Bachan’s. The purchase price is $400 million, subject to customary adjustments, with acquisition funding from cash on hand and additional financing. See further discussion of available credit below. The transaction closed on May 1, 2026.
Under our unsecured credit facility (“Facility”), which was amended in March 2026, we may borrow up to a maximum of $200 million at any one time on a revolving credit basis, as well as an additional $200 million under a term loan to finance our acquisition of Bachan’s. We had no borrowings outstanding under the Facility at March 31, 2026. At March 31, 2026, we had $2.6 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2029, and all outstanding revolving loans are then due and payable. The maturity date for the term loan is five years after the term loan is made; however, there is a springing maturity date of March 6, 2029, if, by December 6, 2028, the Facility termination date has not been extended to a date that is five years after the term loan is made or later with an aggregate revolving commitment equal to or greater than the outstanding principal balance of the term loan. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Revolving loans may be used for general corporate purposes. Due to the nature of its terms, when we have outstanding borrowings under the Facility, they will be classified as long-term debt.
The Facility contains certain restrictive covenants, including limitations on liens, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At March 31, 2026, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At March 31, 2026, there were no events that would constitute a default under this facility.
We currently expect to remain in compliance with the Facility’s covenants for the foreseeable future. However, a default under the Facility could accelerate the repayment of any then outstanding indebtedness and limit our access to $200 million of additional revolving credit available under the Facility. Such an event could require a reduction in or curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due.
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our core liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. The acquisition of Bachan’s will be funded by a combination of cash on hand and borrowings under the Facility, including the $200 million term loan discussed above. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2026 will total approximately $80 million.

Beyond the next 12 months, we expect that cash provided by operating activities will be the primary source of liquidity. This source, combined with our existing balances in cash and equivalents and amounts available under the Facility, is expected to be sufficient to meet our overall cash requirements.
We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of March 31, 2026, the Bachan’s acquisition discussed above, lease commitments that have not yet commenced as of March 31, 2026, and purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations, other than lease commitments, is expected to be due within one year.
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
Adjusted Consolidated Net Sales, Adjusted Foodservice Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures that exclude non-core sales and cost of sales attributed to the TSA made in connection with our February 2025 acquisition of Winland’s Atlanta-based sauce and dressing production facility. The TSA sales are included in the reported net sales for our Foodservice segment and did not contribute meaningfully to gross profit. The TSA sales commenced in March 2025 and concluded during the quarter ended March 31, 2026. The following tables present a reconciliation between net sales, cost of sales, gross profit and gross margin as reported in accordance with GAAP and Adjusted Consolidated Net Sales, Adjusted Foodservice Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit and Adjusted Gross Margin for the three and nine month periods ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(Dollars in thousands)	Reported	TSA-Related	Adjusted (non-GAAP)	Reported	TSA-Related	Adjusted (non-GAAP)
Consolidated
Net Sales	$453,368	$1,539	$451,829	$457,836	$2,063	$455,773
Cost of Sales	346,152	1,539	344,613	351,874	2,063	349,811
Gross Profit	$107,216	$—	$107,216	$105,962	$—	$105,962
Gross Margin	23.6%	—%	23.7%	23.1%	—%	23.2%

Foodservice Segment
Foodservice Net Sales	$219,597	$1,539	$218,058	$216,304	$2,063	$214,241

	Nine Months Ended March 31, 2026			Nine Months Ended March 31, 2025
(Dollars in thousands)	Reported	TSA-Related	Adjusted (non-GAAP)	Reported	TSA-Related	Adjusted (non-GAAP)
Consolidated
Net Sales	$1,464,793	$20,415	$1,444,378	$1,433,695	$2,063	$1,431,632
Cost of Sales	1,101,498	20,415	1,081,083	1,084,141	2,063	1,082,078
Gross Profit	$363,295	$—	$363,295	$349,554	$—	$349,554
Gross Margin	24.8%	—%	25.2%	24.4%	—%	24.4%

Foodservice Segment
Foodservice Net Sales	$705,652	$20,415	$685,237	$671,840	$2,063	$669,777

Adjusted Operating Income is a non-GAAP financial measure that excludes certain items affecting comparability, which can impact the analysis of our underlying core business performance and trends. The following table presents a reconciliation between operating income as reported in accordance with GAAP and Adjusted Operating Income for the three and nine month periods ended March 31, 2026 and 2025. The $3.5 million adjustment for the three and nine months ended March 31, 2026 reflects incremental SG&A expenses attributed to the Bachan’s acquisition. The $0.8 million adjustment for the three months ended March 31, 2026 reflects a recovery through an insurance claim related to a previously recognized asset impairment charge. The $2.0 million adjustment for the nine months ended March 31, 2026 consists of $1.4 million in charges related to the impairment of manufacturing equipment, the $0.8 million insurance recovery, and $1.4 million attributed to the restructuring and impairment charges resulting from the closure of our sauce and dressing production facility in Milpitas, California. The prior-year adjustments of $1.7 million and $3.3 million for the three and nine months ended March 31, 2025, respectively, reflect incremental SG&A expenses attributed to the Atlanta production facility acquisition.

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	Change		2026	2025	Change
Reported Operating Income	$46,577	$49,877	$(3,300)	(6.6)%	$181,021	$181,402	$(381)	(0.2)%
SG&A Expenses - Acquisition Costs	3,535	1,710	1,825	106.7%	3,535	3,330	205	6.2%
Restructuring, Impairment and Other, Net	(800)	—	(800)	N/M	2,010	—	2,010	N/M
Adjusted Operating Income (non-GAAP)	$49,312	$51,587	$(2,275)	(4.4)%	$186,566	$184,732	$1,834	1.0%
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
Items which could impact these forward-looking statements include, but are not limited to:
•the ability to successfully integrate the acquired Bachan’s business and achieve operational and financial performance objectives;
•changes in demand for our products, which may result from changes in consumer behavior or loss of brand reputation or customer goodwill;
•efficiencies in plant operations and our overall supply chain network;
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 954,711 common shares remained authorized for future repurchases at March 31, 2026. Purchases under the share repurchase authorization may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase authorization will be determined based on market conditions, share price and other factors. This share repurchase authorization does not have a stated expiration date. In the third quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
January 1-31, 2026	—	$—	—	954,817
February 1-28, 2026(1)	59	$159.74	59	954,758
March 1-31, 2026(1)	47	$138.33	47	954,711
Total	106	$150.25	106	954,711
(1)Represents shares that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock awards granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the third quarter of fiscal 2026, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408(a) of Regulation S-K.
Item 6. Exhibits
See Index to Exhibits below.
INDEX TO EXHIBITS

Exhibit Number	Description

10.1
First Amendment to Credit Agreement dated as of March 4, 2026 among The Marzetti Company, The Huntington National Bank and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. as Administrative Agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed March 9, 2026).

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Description

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	The cover page of The Marzetti Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARZETTI COMPANY
(Registrant)
Date:	May 4, 2026	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	May 4, 2026	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)