Form 10-K
period 2026-06-30
MARZETTI CO
filed 2026-08-25
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price at which such Common Stock was last sold as of December 31, 2025 was $3,184.5 million.
As of August 3, 2026, there were approximately 27,291,000 shares of Common Stock, without par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed for its November 2026 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

THE MARZETTI COMPANY AND SUBSIDIARIES

PART I

Item 1. Business
GENERAL DEVELOPMENT OF BUSINESS
Company Overview
The Marzetti Company, an Ohio corporation, is a manufacturer and marketer of specialty food products for the retail and foodservice channels. Our principal executive offices are located at 380 Polaris Parkway, Suite 400, Westerville, Ohio 43082 and our telephone number is 614-224-7141. The Marzetti Company was formerly known as Lancaster Colony Corporation. This change was effective June 27, 2025.
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
DESCRIPTION OF AND FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
Our financial results are presented as two reportable segments: Retail and Foodservice. Costs that are directly attributable to either Retail or Foodservice are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding corporate expenses and other unusual significant transactions, are allocated to the two reportable segments using a reasonable methodology that is consistently applied. The financial information relating to our business segments for the three years ended June 30, 2026, 2025 and 2024 is included in Note 9 to the consolidated financial statements, and located in Part II, Item 8 of this Annual Report on Form 10-K. Further description of each business segment within which we operate is provided below.

Retail Segment
The following table presents the primary Retail products we manufacture and sell under our brand names:

Products	Brand Names
Frozen Breads
Frozen garlic breads	New York BakeryTM
Frozen Parkerhouse style yeast rolls and dinner rolls	Sister Schubert’s®
Refrigerated Dressings and Dips
Salad dressings	Marzetti®, Marzetti Simply Dressed®
Vegetable dips and fruit dips	Marzetti®
Shelf-Stable Dressings, Sauces and Croutons
Salad dressings	Marzetti®, Cardini’s®, Girard’s®
Japanese barbecue sauces and condiments	Bachan’s®
Croutons and salad toppings	New York BakeryTM, Chatham Village®, Marzetti®
We also manufacture and sell other products pursuant to brand license agreements, including Chick-fil-A® sauces and dressings, Olive Garden® dressings, Buffalo Wild Wings® sauces, Texas Roadhouse® steak sauces and frozen rolls, and Subway® sauces. Additionally, a small portion of our Retail sales are products sold under private label to retailers.
The vast majority of the products we sell in the Retail segment are sold through sales personnel, food brokers and distributors in the United States. We have products typically marketed in the shelf-stable section of the grocery store, which include licensed sauces and dressings, along with our own branded salad dressings, sauces and croutons. Within the frozen food section of the grocery store, we sell yeast rolls and garlic breads. We also have placement of products in grocery produce departments through our refrigerated salad dressings, licensed dressings, vegetable dips and fruit dips.
Our top five Retail customers accounted for 62%, 62% and 59% of this segment’s total net sales in 2026, 2025 and 2024, respectively.
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
Our top five Foodservice direct customers accounted for 57%, 53% and 53% of this segment’s total net sales in 2026, 2025 and 2024, respectively. Within our Foodservice segment, typically our largest direct customers are distributors that distribute our products primarily to foodservice national chain restaurant accounts.
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
NET SALES ATTRIBUTED TO SIGNIFICANT CUSTOMER RELATIONSHIPS
Net sales attributed to Walmart Inc. (“Walmart”) totaled 18%, 19% and 18% of consolidated net sales for 2026, 2025 and 2024, respectively.
Our relationship with Chick-fil-A, Inc. (“Chick-fil-A”), one of our national chain restaurant accounts, also represents a significant portion of our consolidated net sales. In Foodservice, we primarily supply Chick-fil-A indirectly through multiple distributors with the remainder supplied directly to Chick-fil-A. Chick-fil-A is also a significant contributor to our Retail sales as we sell their sauce and dressing products into the retail channel through an exclusive license agreement. Total net sales attributed to Chick-fil-A, including the Retail sales resulting from the exclusive license agreement and the Foodservice sales, totaled 30%, 29% and 28% of consolidated net sales for 2026, 2025 and 2024, respectively.
Net sales attributed to Walmart include Retail sales of Chick-fil-A products sold to Walmart. These sales are also included in Chick-fil-A net sales presented above.
NET SALES BY CLASS OF PRODUCTS
The following table sets forth business segment information with respect to the percentage of net sales contributed by our primary classes of similar products:

	2026	2025	2024
Retail Segment:
Shelf-stable dressings, sauces and croutons	22%	23%	23%
Frozen breads	20%	20%	19%
Refrigerated dressings, dips and other	10%	10%	11%
Foodservice Segment:
Dressings and sauces	35%	35%	35%
Frozen breads and other	13%	12%	12%
MANUFACTURING
As of June 30, 2026, the majority of our products were manufactured and packaged at our 13 food plants located throughout the United States. Most of these plants produce products for both the Retail and Foodservice segments. Efficient and cost-effective production remains a key focus as evidenced by our cost savings initiatives. Certain items are also manufactured and packaged by third parties located in the United States, Canada and Europe.
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

GOVERNMENT REGULATION
Our business operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations promulgated under the Federal Food, Drug and Cosmetic Act and the Food Safety Modernization Act. We are also subject to various federal, state and local environmental protection laws. Based upon available information, compliance with these laws and regulations did not have a material effect upon the level of capital expenditures, earnings or our competitive position in 2026 and is not expected to have a material impact in 2027.
HUMAN CAPITAL
As of June 30, 2026, we had 3,500 employees. Of those employees, 18% are represented under various collective bargaining contracts. None of our collective bargaining contracts will expire within one year.
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
Community Engagement
Our volunteering and philanthropic efforts focus on reducing poverty and food insecurity while promoting good health and quality education for all. In 2026, our teams mobilized to support Pelotonia, Big Brothers Big Sisters, and Bonzy Charities. We regularly donate funds and volunteer time to a range of other community organizations and foundations as well, including the Children’s Hunger Alliance, National Veterans Memorial and Museum, Jobs for America’s Graduates, and local food banks.
RAW MATERIALS
During 2026, we obtained adequate supplies of raw materials and packaging. We rely on a variety of raw materials and packaging for the day-to-day production of our products, including soybean oil, various sweeteners, eggs, dairy-related products, flour, various films and plastic and paper packaging materials.
We purchase the majority of these materials on the open market to meet current requirements, but we also have some fixed-price contracts with terms generally one year or less. See further discussion in the “Risk Factors” section below and the “Financial Condition” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Although the availability and price of certain of these materials are influenced by weather, disease and the level of global demand, we anticipate that future sources of supply for 2027 will generally be available and adequate for our needs.

Item 1A. Risk Factors
An investment in our common stock is subject to certain risks inherent in our business. Before making an investment decision, investors should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K.
The following disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future and are not intended to be a representation as to whether or not such factors have or have not previously occurred. If any of the following risks occur, our business, results of operations, financial condition and cash flows could be materially and adversely affected. These described risks are not the only risks facing us. Additional risks and uncertainties not known to us or that we deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and cash flows. If any of these risks were to materialize, the value of our common stock could decline significantly.
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

We may be subject to a loss of sales or increased costs due to adverse publicity or consumer concern regarding the safety, quality or healthfulness of food products, whether with our products, competing products or other related food products supplied by third parties.
We are highly dependent upon consumers’ perception of the safety, quality and possible dietary attributes of our products. As a result, substantial negative publicity concerning one or more of our products, or other foods similar to or consumed with our products, could lead to lower demand for our products, reduced prices and lost sales. Substantial negative publicity, even when false or unfounded, could also hurt the image of our brands or cause consumers to choose other products or avoid categories in which we operate. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may be adversely affected by actual or perceived food-safety incidents, including foodborne illness outbreaks, recalls, investigations or public health advisories involving products, ingredients, suppliers, customers, competitors or food categories that we do not manufacture or supply. Such events have adversely affected, and may in the future adversely affect, demand for our products, including by causing consumers to avoid affected restaurants, retailers, menu items or food categories; causing our customers to reduce orders, modify menus, temporarily close locations or otherwise alter their operations; disrupting supply chains; or resulting in adverse publicity affecting the food industry or categories in which we operate. Even when our products are not implicated, these events have reduced, and may in the future reduce, demand for our products and sales, increase our costs or otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
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
We may not realize the anticipated benefits of our acquisition of Bachan’s, Inc., and the integration of the acquired business may disrupt our operations, divert management attention, or result in unanticipated costs or liabilities.
On May 1, 2026, we acquired Bachan’s, Inc. (“Bachan’s”) for approximately $400 million, subject to customary adjustments, in a transaction funded through a combination of cash on hand and borrowings under our credit facility. As the largest acquisition in our history, the success of this transaction depends on our ability to effectively integrate Bachan’s operations, products and personnel and to achieve the anticipated strategic and financial benefits.
The integration process may be more difficult, costly, or time-consuming than expected and could result in the loss of key employees whose expertise and relationships were central to the brand's pre-acquisition growth, challenges in maintaining the strength and growth of the Bachan’s brand, operational or supply chain disruptions including those in connection with introductions of new products or new contract manufacturers, failure to achieve projected cost synergies, the diversion of management's attention from other business priorities, and the incurrence of significant integration, transaction, or other costs and liabilities that were not anticipated. In addition, Bachan’s future growth rates may not meet our expectations, which could adversely affect our ability to generate expected returns on the acquisition and lead to impairment charges related to the intangible assets recorded in connection with the transaction.
If we are unable to successfully integrate Bachan’s or if the acquired business does not perform as anticipated, our results of operations, financial condition, cash flows, and return on our investment in the acquisition could be materially adversely affected.
Our Credit Agreement requires us to comply with certain restrictive covenants that impose restrictions on our operations, which could adversely affect our business.
The First Amendment to our Credit Agreement dated March 4, 2026 with The Huntington National Bank and Bank of America, N.A. as Co-Syndication Agents, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other lenders named therein (as amended, the “Credit Agreement”) increased our revolving credit commitment and provided for an additional term loan in connection with our acquisition of Bachan’s Inc. The First Amendment did not materially change the restrictive covenants or financials covenant levels described below. The Credit Agreement imposes certain customary operating and financial covenants and restrictions on us, including our ability to incur additional indebtedness, sell assets, engage in acquisitions, grant liens on assets, and make certain other changes, subject to certain exceptions set forth therein. Our Credit Agreement also requires us to maintain a consolidated net leverage ratio not greater than 3.5 to 1 and an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter and limits investments and acquisitions over $150 million if our consolidated leverage ratio equals or exceeds 3.25 to 1. The covenant calculations are defined more specifically in the Credit Agreement.
Our Credit Agreement also contains customary events of default, including failure to comply with certain financial and other covenants. Upon a default that is not cured or waived within the applicable cure period, our outstanding obligations may be accelerated, in addition to other remedies that are available to our lenders. If the lenders accelerate payment of indebtedness, our assets may not be sufficient to repay in full our indebtedness, and we may need to reduce or curtail uses of cash, including dividend payments, share repurchases, acquisitions, or capital expenditures, which could limit our ability to respond to market conditions, pursue strategic opportunities, or otherwise conduct our operations.
An increase in interest rates would have an adverse effect on our results of operations, as we have exposure to variable interest rates tied to SOFR or an alternate base rate defined in the Credit Agreement.
Additionally, our capital resources may not be sufficient to satisfy our liquidity needs, and we may seek to obtain additional debt financing, which would result in increased expenses. We may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all. If we are not able to obtain additional financing, we may be required to reduce discretionary spending; delay strategic initiatives; seek additional financing on less favorable terms; or take other actions to meet our liquidity needs. Any such developments could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Labor shortages, increased labor costs, and increased labor turnover could adversely impact our business, results of operations, financial condition and cash flows.
We have previously experienced labor shortages, increased labor costs and increased employee turnover. A sustained labor shortage or increased turnover rates within our workforce, or the workforce of any of our significant vendors, suppliers and other parties with which we do business, could lead to production or shipping delays and increased costs, including increased wages to attract and retain employees and increased overtime to meet demand. Changes in immigration laws and policies or the enforcement of such laws or policies could also make it more difficult for us to recruit or retain skilled employees. In addition, our ability to recruit and retain a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations could be adversely impacted if we fail to respond adequately to rapidly changing employee expectations regarding fair compensation, an inclusive workplace, flexible working arrangements or other matters. These factors could have a material adverse impact on our business, results of operations, financial condition and cash flows.
The availability and cost of warehousing and transportation for our products is vital to our success, and the loss of availability or increase in the cost of warehouse capacity and transportation could have an unfavorable impact on our business, results of operations, financial condition and cash flows.
We rely on third-party carriers to transport our products. Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products, including refrigerated trailers for many of our products, is a key factor to our success. Delays in transportation, including weather-related delays and disruptions due to a pandemic or similar public health emergency, geopolitical conflict, armed hostilities or any related disruption to global energy markets, supply chains or transportation networks could have a material adverse effect on our business and results of operations. Further, higher fuel costs and increased line haul costs due to industry capacity constraints, customer delivery requirements and a more restrictive regulatory environment or other events affecting global energy markets could negatively impact our financial results. We are often required to pay fuel surcharges that fluctuate with the price of diesel fuel to third-party transporters of our products, and, during periods of fast-rising fuel prices, such surcharges can be substantial. If we were unable to pass higher freight costs to our customers in the form of price increases, those higher costs could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, we do not own a portion of our warehouse facilities as they are leased by us from third parties. If we require additional warehousing capacity or any of our warehouse capacity is unexpectedly decreased or compromised, particularly with respect to our frozen warehouse capacity, we could experience increased costs, decreased customer service levels, and lost revenue, which could reduce funds available for other business purposes.
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
If we are unable to consummate, successfully integrate and grow these acquisitions or realize contemplated revenue growth, synergies and cost savings, our financial results could be adversely affected. In addition, we may, from time to time, divest or seek to divest businesses, product lines or other operations that are less of a strategic fit within our portfolio or do not meet our growth or profitability targets, particularly as customer demands evolve in the face of inflationary and other broader market factors. We may not be able to consummate any such divestitures on favorable terms or at all, in which case we may exit the business, product line or other operations. As a result, our profitability may be adversely affected by losses resulting from the sale of divested assets or lost operating income or cash flows from those businesses. We may also incur asset impairment or restructuring charges related to acquired or divested assets, which may reduce our profitability and cash flows.
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
We may require significant capital expenditures to acquire new and maintain, improve or replace existing infrastructure and facilities, which could adversely affect our cash flows.
Some of our infrastructure and facilities have been in service for many years, which may result in a higher level of future maintenance costs and unscheduled repairs. Further, we may need to acquire new facilities or make significant investments to expand or improve a portion of our infrastructure and facilities to maintain or increase operational efficiency, sustain production capacity, or meet changing regulatory requirements. A significant increase in maintenance costs and capital expenditures could limit our flexibility to fund or pursue other business operations and adversely affect our financial condition, results of operations and cash flows. In addition, a failure to operate our facilities optimally could result in declining customer service capabilities, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may be required to incur significant costs or make operational changes to convert to more sustainable packaging, and our failure to do so effectively could adversely affect our business, reputation, results of operations, financial condition and cash flows.
Our regulators, customers, consumers, and other stakeholders are increasingly focused on the environmental impact of packaging, including the use of recyclable, reusable, compostable, reduced-plastic or other more sustainable packaging materials. In addition, federal, state and local governments have adopted, and may continue to adopt, laws and regulations relating to packaging and waste management, including extended producer responsibility laws and regulations, recycled-content requirements, restrictions on certain packaging materials or substances, labeling and recyclability claims, and other requirements intended to reduce packaging waste or increase packaging recyclability.
Responding to these expectations and requirements may require us to redesign product packaging, qualify new materials or suppliers, change manufacturing equipment or production processes, modify product specifications, conduct additional product testing, update labeling or claims, and incur additional compliance, reporting, administrative and other costs. We expect that, within the next few years, our efforts to convert portions of our packaging portfolio to more sustainable packaging will require us to make additional investments or accept increased prices from suppliers. These costs may be higher than expected, may not be recoverable through pricing actions or productivity improvements, and may reduce funds available for other uses, including working capital, capital expenditures, acquisitions, dividend payments or share repurchases.
Sustainable packaging materials may be more expensive than conventional packaging materials, may be less available in sufficient quantities or on acceptable terms, may require longer lead times, or may not perform as well in preserving product quality, freshness, shelf life, food safety, transportation durability or consumer convenience. If we are unable to source sustainable packaging materials that meet our operational, cost, food safety, quality, customer and consumer requirements, or if packaging changes result in product damage, spoilage, recalls, production inefficiencies, supply disruptions or reduced consumer acceptance, we may face litigation, enforcement actions, penalties, required corrective actions, adverse publicity or damage to our brands and reputation. Any of these developments could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We believe that our labor relations with employees under collective bargaining contracts are satisfactory, but our inability to negotiate the renewal of any collective bargaining agreements, none of which will expire within one year, or any prolonged work stoppages or other types of labor unrest could in some cases impair our ability to supply our products to customers, which could result in reduced sales and may distract our management from focusing on other aspects of our business and strategic priorities. Any of these activities could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our net sales to Walmart represented 18% and 19% of consolidated net sales for the years ended June 30, 2026 and 2025, respectively. Our accounts receivable balance from Walmart as of June 30, 2026 was $28.9 million. We may not be able to maintain our relationship with Walmart, and Walmart is not contractually obligated to purchase from us. In addition, changes in Walmart’s general business model, such as reducing the shelf space devoted to the branded products we market, or devoting more shelf space to competing products, could adversely affect the profitability of our business with Walmart, even if we maintain a good relationship. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Unfavorable changes in Walmart’s financial condition or other disruptions to Walmart’s business, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Sales to Chick-fil-A in our Foodservice segment, which are primarily made indirectly through several foodservice distributors, represented 23% and 21% of consolidated net sales for the years ended June 30, 2026 and 2025, respectively. Chick-fil-A, like most of the other national chain restaurants with which we work, has a direct relationship with us for culinary research and development, menu development and production needs but purchases some of our products indirectly through distributors. Those distributors order our products on behalf of Chick-fil-A, and we invoice the distributors. We cannot ensure that we will be able to maintain good relationships with Chick-fil-A or any such distributors in the future. We do not have any long-term purchase commitments from Chick-fil-A or such distributors, and we may be unable to continue to sell our products in the same quantities or on the same terms as in the past. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability. Further, unfavorable changes in the financial condition of Chick-fil-A or any significant distributor, or other disruptions to their respective businesses, such as decreased consumer demand or stronger competition, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
As of June 30, 2026, Mr. Gerlach and the Gerlach family trusts owned or controlled approximately 27% of the outstanding shares of our common stock. Accordingly, Mr. Gerlach has significant influence on all matters submitted to a vote of the holders of our common stock, including the election of directors. Mr. Gerlach’s voting power may also have the effect of discouraging transactions involving an actual or a potential change of control of our Company, regardless of whether a premium is offered over then-current market prices.
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
As part of the cybersecurity program, our information systems are monitored by automated tools and the Information Technology team. We have adopted an Incident Response Policy, which outlines the procedures we believe are necessary to identify, investigate, contain, communicate, respond, remediate and recover from a security incident. This Incident Response Policy is overseen by our Chief Information Officer (“CIO”) along with the Incident Response team, which may consist of members from legal, human resources, finance or other functions, if necessary. The Incident Response Policy provides organizational and operational structure, processes, and procedures to our personnel so employees can respond to incidents that may affect the function and security of our IT assets, information resources, and business operations. We conduct periodic information security awareness training for employees and provide related educational materials.
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
GOVERNANCE
Our Audit Committee of the Board of Directors is responsible for oversight of risks from cybersecurity threats. Our Audit Committee receives quarterly reports from our Enterprise Risk Management Committee (“ERM Committee”), as well as directly from our CIO, periodically, as appropriate. These reports cover various cybersecurity matters, including risk assessments, risk prevention and mitigation activities, and incident reports along with remediating actions, areas of emerging risks, industry trends, and other areas of importance. Furthermore, our Audit Committee oversees our annual enterprise risk assessment. This assessment encompasses key risks associated with security, technology, and cybersecurity threats in the same manner as other key risks.

Our cybersecurity risk management processes are led by our CIO. Our CIO has served our company in that capacity since 2018 and held CIO or other IT and cybersecurity leadership roles at other companies for more than 10 years prior to that. He has a master’s degree in computer systems from the Naval Postgraduate School. He is supported by a team of skilled information security professionals within our Information Technology function. This team provides periodic updates to our ERM Committee, composed of our Chief Executive Officer, Chief Financial Officer, General Counsel, and other members of our senior leadership.

Item 2. Properties
We use 2.8 million square feet of space for our operations. Of this space, 0.9 million square feet are leased. These amounts exclude facilities operated by third-party service providers.
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
The following table summarizes our principal warehouses (including aggregation of multiple facilities), which are used to distribute products to our customers:

Location	Business Segment(s)	Terms of Occupancy
Columbus, OH (1)	Retail and Foodservice	Leased
Dallas, TX	Retail and Foodservice	Third-party service
Grove City, OH	Retail and Foodservice	Owned and third-party service
Horse Cave, KY	Retail and Foodservice	Owned
Union City, GA (2)	Retail and Foodservice	Leased
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
The number of shareholders of record as of August 3, 2026 was approximately 570. This is not the actual number of beneficial owners of our common stock, as shares are held in “street name” by brokers and others on behalf of individual owners.
We have increased our regular cash dividends for 63 consecutive years. Future dividends will depend on our earnings, financial condition and other factors.
The information regarding compensation plans under which equity securities are authorized for issuance is incorporated by reference to the information contained in our definitive proxy statement for our November 2026 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
Issuer Purchases of Equity Securities
In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 823,584 common shares remained authorized for future repurchases at June 30, 2026. Purchases under the share repurchase authorization may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase authorization will be determined based on market conditions, share price and other factors. This share repurchase authorization does not have a stated expiration date. In the fourth quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
April 1-30, 2026 (1)	34	$128.50	—	954,711
May 1-31, 2026 (1)	131,627	$114.39	131,127	823,584
June 1-30, 2026	—	$—	—	823,584
Total	131,661	$114.39	131,127	823,584
(1)Includes 34 shares in April 2026 and 500 shares in May 2026 that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock awards granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.

PERFORMANCE GRAPH
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURN OF
THE MARZETTI COMPANY, THE S&P MIDCAP 400 INDEX,
AND THE S&P 1500 PACKAGED FOODS & MEATS INDEX

The graph set forth below compares the five-year cumulative total return from investing $100 on June 30, 2021 in each of our Common Stock, the S&P Midcap 400 Index and the S&P 1500 Packaged Foods & Meats Index. The total return calculation assumes that all dividends are reinvested, including any special dividends.

250
200
150
100
50
0
DOLLARS
6/21
6/22
6/23
6/24
6/25
6/26
The Marzetti Company
S&P Midcap 400
S&P 1500 Packaged Foods & Meats

Cumulative Total Return (Dollars)
	6/21	6/22	6/23	6/24	6/25	6/26
The Marzetti Company	100.00	67.99	108.05	103.58	96.69	65.62
S&P Midcap 400	100.00	85.36	100.39	114.02	122.60	154.34
S&P 1500 Packaged Foods & Meats	100.00	106.29	113.45	101.58	98.01	86.95
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
We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). We have also presented Adjusted Consolidated Net Sales, Adjusted Foodservice Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income and Adjusted Net Income Per Diluted Share, each of which is considered a non-GAAP financial measure, to supplement the financial information included in this report. Refer to the “Reconciliation of GAAP to non-GAAP Financial Measures” section below for additional information and reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
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
Our discussion of results for 2026 compared to 2025 is included herein. For discussion of results for 2025 compared to 2024, see our 2025 Annual Report on Form 10-K.
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
•demonstrated success with strategic licensing programs in Retail through both established relationships in the foodservice industry and new relationships;
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
With respect to our long-term growth strategy, in addition to complementary acquisitions, we continually evaluate the future opportunities and needs for our business specific to our plant infrastructure, production capacity and IT platforms to support and strengthen our operations. Recent examples of resulting strategic actions include:
•the acquisition of Bachan’s, Inc. (“Bachan’s”), the rapidly growing Japanese Barbecue Sauce brand known for its authentic, clean-label products, in May 2026;
•the closure of our sauce and dressing production facility in Milpitas, California during the quarter ended September 30, 2025; and
•the acquisition of a sauce and dressing production facility in the Atlanta, Georgia area in February 2025.

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Years Ended June 30,			Change
	2026	2025	2024	2026 vs. 2025		2025 vs. 2024
Net Sales	$1,929,823	$1,909,122	$1,871,759	$20,701	1.1%	$37,363	2.0%
Cost of Sales	1,452,535	1,453,476	1,439,457	(941)	(0.1)%	14,019	1.0%
Gross Profit	477,288	455,646	432,302	21,642	4.7%	23,344	5.4%
Gross Margin	24.7%	23.9%	23.1%
Selling, General and Administrative Expenses	254,601	230,227	218,065	24,374	10.6%	12,162	5.6%
Restructuring, Impairment and Other, Net	(16,024)	5,102	14,874	(21,126)	N/M	(9,772)	(65.7)%
Operating Income	238,711	220,317	199,363	18,394	8.3%	20,954	10.5%
Operating Margin	12.4%	11.5%	10.7%
Interest Expense	(1,763)	—	—	(1,763)	N/M	—	N/M
Pension Settlement Charge	—	(13,968)	—	13,968	(100.0)%	(13,968)	N/M
Other, Net	5,022	7,114	6,152	(2,092)	(29.4)%	962	15.6%
Income Before Income Taxes	241,970	213,463	205,515	28,507	13.4%	7,948	3.9%
Taxes Based on Income	50,364	46,116	46,902	4,248	9.2%	(786)	(1.7)%
Effective Tax Rate	20.8%	21.6%	22.8%
Net Income	$191,606	$167,347	$158,613	$24,259	14.5%	$8,734	5.5%
Diluted Net Income Per Common Share	$6.98	$6.07	$5.76	$0.91	15.0%	$0.31	5.4%
Net Sales
Consolidated net sales for the year ended June 30, 2026 increased 1.1% to a new record of $1,929.8 million from the prior-year record total of $1,909.1 million. The net sales growth was driven by higher pricing in both segments in response to increased input costs, incremental sales resulting from the acquisition of Bachan’s that was completed on May 1, 2026, incremental sales from a temporary supply agreement (“TSA”), and higher sales volumes in our Foodservice segment. These favorable factors were partially offset by the impact of lower sales volumes in our Retail segment. The TSA sales, all of which are reported in our Foodservice segment, resulted from our acquisition of a sauce and dressing production facility located in Atlanta, Georgia (“Atlanta plant”). The acquisition was completed in February 2025. The TSA sales commenced in March 2025 and concluded during the quarter ended March 31, 2026.
Breaking down the 1.1% increase in consolidated net sales as summarized in the table below, lower core volumes and product mix accounted for a decrease of approximately 90 basis points, the net pricing impact accounted for an increase of approximately 90 basis points, incremental sales from Bachan’s contributed approximately 80 basis points, and incremental sales attributed to the TSA added approximately 30 basis points. Excluding all sales attributed to the TSA, Adjusted Consolidated Net Sales for the year ended June 30, 2026 increased 0.8% to $1,909.4 million.

Breakdown of Change in Consolidated Net Sales	Year Ended June 30, 2026
Change in Core Sales Volume / Mix	$(17,901)	(0.9)%
Net Pricing Impact	16,989	0.9%
Incremental Sales from Bachan’s	15,435	0.8%
Incremental Sales for Temporary Supply Agreement (TSA)	6,178	0.3%
Total Change in Net Sales	$20,701	1.1%
Consolidated sales volumes, measured in pounds shipped, decreased 0.2% for the year ended June 30, 2026. Excluding the impact of all sales attributed to the TSA, consolidated sales volumes decreased 0.6%.

The relative proportion of sales contributed by each of our business segments can impact a year-to-year comparison of the consolidated statements of income. The following table summarizes the sales mix over each of the last three years:

	2026	2025	2024
Segment Sales Mix:
Retail	52%	53%	53%
Foodservice	48%	47%	47%
See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit increased 4.7% to $477.3 million in 2026 compared to $455.6 million in 2025. Consolidated gross profit benefited from our cost savings programs, as partially offset by the unfavorable impacts of a less favorable sales mix and lower core sales volumes. Reported gross margin improved 80 basis points while Adjusted Gross Margin increased 100 basis points.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 10.6% to $254.6 million in 2026 compared to $230.2 million in 2025. SG&A expenses in the current year included $14.5 million in incremental expenditures attributed to the Bachan’s acquisition transaction costs in addition to $1.6 million in incremental noncash amortization expense for Bachan’s intangible assets. SG&A expenses in the prior year included $3.8 million in incremental expenditures attributed to the Atlanta plant acquisition. Excluding these items, SG&A expenses grew 5.3%, or $12.0 million, in 2026 driven by $4.8 million in incremental core SG&A expenses for Bachan’s and increased investments in IT and personnel.
Restructuring, Impairment and Other, Net
In 2025, we committed to a plan to close our sauce and dressing production facility in Milpitas, California as part of our ongoing strategic initiative to better optimize our manufacturing network. Production at the facility concluded in August 2025. In 2026 and 2025, we recorded restructuring and impairment charges of $1.4 million and $4.5 million, respectively, related to this closure. These charges consisted of impairment charges for personal property and operating lease right-of-use assets, one-time termination benefits and other closing costs. In 2026, we also recorded a gain of $18.5 million on the sale of the related real property. The operations of this facility were not classified as discontinued operations as the closure did not represent a strategic shift that would have a major effect on our operations or financial results.
In 2026, we also recorded a noncash impairment charge of $1.1 million related to manufacturing equipment, net of a recovery through an insurance claim. This amount was reflected in our Foodservice segment.
In 2025, we transitioned our internal transportation fleet operation to an external dedicated carrier. In 2025, we recorded resulting restructuring charges of $0.6 million for one-time termination benefits.
Operating Income
Operating income increased 8.3% to $238.7 million in 2026 compared to $220.3 million in 2025 due to the increase in gross profit and the favorable year-over-year change in Restructuring, Impairment and Other, which were partially offset by the higher SG&A expenses. Excluding the current-year net benefit and the prior-year expense in Restructuring, Impairment and Other, the current-year and prior-year acquisition costs in SG&A and Bachan’s current-year intangible asset amortization in SG&A, Adjusted Operating Income increased $9.6 million to $238.8 million.
See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Interest Expense
Interest expense totaled $1.8 million in 2026 related to borrowings under our unsecured credit facility. See further discussion in Note 3 to the consolidated financial statements.
Pension Settlement Charge
Prior to November 30, 2024, we sponsored multiple defined benefit pension plans that covered certain former employees under collective bargaining contracts related to closed or sold operations. All these plans were previously frozen. In August 2024, our Board of Directors approved the merger of all five pension plans and the termination of the resulting merged plan. The merged plan was terminated effective November 30, 2024. Lump sum distributions and annuity purchases from a highly rated insurance company were completed in December 2024. As a result of the pension termination, we incurred a one-time noncash settlement charge of $14.0 million in 2025. See further discussion in Note 11 to the consolidated financial statements.

Other, Net
Other, net resulted in a benefit of $5.0 million in 2026 compared to a benefit of $7.1 million in 2025. This change primarily reflects lower interest income.
Taxes Based on Income
Our effective tax rate was 20.8% and 21.6% in 2026 and 2025, respectively. See Note 8 to the consolidated financial statements for a reconciliation of the statutory rate to the effective rate.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share totaled $6.98 in 2026, an increase from the 2025 total of $6.07 per diluted share. Diluted weighted average common shares outstanding for each of the years ended June 30, 2026 and 2025 have remained relatively stable.
In 2026, the benefit in Restructuring, Impairment and Other, Net increased diluted earnings per share by $0.60. Costs related to the Bachan’s acquisition reduced diluted earnings per share by $0.41 and amortization of intangible assets reduced diluted earnings per share by $0.05.
In 2025, the pension settlement charge reduced diluted earnings per share by $0.39, restructuring and impairment charges reduced diluted earnings per share by $0.15 and costs related to the Atlanta plant acquisition reduced diluted earnings per share by $0.11.
Refer to the “Reconciliation of GAAP to non-GAAP Financial Measures” section below for additional information.
RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2026	2025	2024	2026 vs. 2025		2025 vs. 2024
Net Sales	$1,002,769	$1,003,409	$988,424	$(640)	(0.1)%	$14,985	1.5%
Operating Income	$203,669	$211,695	$207,660	$(8,026)	(3.8)%	$4,035	1.9%
Operating Margin	20.3%	21.1%	21.0%
In 2026, net sales for the Retail segment totaled $1,002.8 million, a 0.1% decrease from the prior-year record of $1,003.4 million, due to a decline in sales volumes as partially offset by the incremental sales from Bachan’s and some inflationary pricing. Sales highlights for the current-year period included continued strong growth for our category-leading New York BakeryTM frozen garlic bread products and expanding distribution for our recently introduced Texas Roadhouse® dinner rolls. Retail segment sales volumes, measured in pounds shipped, decreased 1.9%. Excluding Bachan’s, Retail segment sales volumes declined 3.2%, which includes the unfavorable impact of reduced sales into the club channel..
In 2026, Retail segment operating income decreased $8.0 million, or 3.8%, to $203.7 million due to lower sales volumes and inflationary costs, as partially offset by our cost savings programs and some inflationary pricing.
Foodservice Segment

	Year Ended June 30,			Change
(Dollars in thousands)	2026	2025	2024	2026 vs. 2025		2025 vs. 2024
Net Sales	$927,054	$905,713	$883,335	$21,341	2.4%	$22,378	2.5%
Operating Income	$131,329	$111,579	$97,094	$19,750	17.7%	$14,485	14.9%
Operating Margin	14.2%	12.3%	11.0%
In 2026, Foodservice segment net sales increased 2.4% to a new record of $927.1 million from last year’s record of $905.7 million driven by increased demand from several of our national chain restaurant account customers, the benefit of inflationary pricing, and the higher TSA sales. Excluding all sales attributed to the TSA, Adjusted Foodservice Net Sales increased 1.7%. Foodservice segment sales volumes, measured in pounds shipped, increased 0.9%. Excluding all TSA sales, Foodservice sales volumes increased 0.3%.
In 2026, Foodservice segment operating income increased 17.7% to $131.3 million driven by our cost savings programs, inflationary pricing, a more favorable sales mix and the benefit of recent IT investments to support a more optimized trade spend system, as partially offset by inflationary costs.

Corporate Expenses
In 2026, corporate expenses totaled $113.4 million as compared to $97.9 million in 2025. Excluding acquisition-related expenses, this increase was primarily driven by increased investments in personnel and IT. Corporate expenses in the current year included $14.5 million in incremental expenditures attributed to the Bachan’s acquisition. Corporate expenses in the prior year included $3.8 million in incremental expenditures attributed to the Atlanta plant acquisition.
LOOKING FORWARD
For 2027, in addition to incremental sales attributed to the Bachan’s acquisition, we expect Retail sales will benefit from new items we recently launched or have planned for introduction in the year ahead for both our legacy brands and licensing program. In the Foodservice segment, we expect sales to remain supported by select quick-service restaurant customers in our mix of national chain restaurant accounts. Note that external factors, including U.S. economic performance and consumer behavior, may impact the topline growth for both segments in the coming year. We also continue to monitor the impact of the Cyclospora outbreak on product demand and sales. With respect to our input costs, in aggregate we anticipate a moderate level of inflation in fiscal 2027 that we plan to offset through inflationary pricing and our cost savings programs as we remain focused on continued margin improvement.
FINANCIAL CONDITION
Liquidity and Capital Resources
We maintain sufficient flexibility in our capital structure to ensure our capitalization is adequate to support our future internal growth prospects, acquire food businesses consistent with our strategic goals, and maintain cash returns to our shareholders through cash dividends and opportunistic share repurchases. We ended the year with $25 million in cash and equivalents, shareholders’ equity of $1,053 million and outstanding debt of $200 million.
On May 1, 2026, we completed the acquisition of Bachan’s. The purchase price of $399 million, net of cash acquired, is subject to future post-closing adjustments and was financed with cash on hand and a $200 million term loan.
Under our unsecured credit facility (“Facility”), which was amended in March 2026, we may borrow up to a maximum of $200 million at any one time on a revolving credit basis, as well as an additional $200 million under a term loan to finance our acquisition of Bachan’s. At June 30, 2026, we had borrowings of $200 million outstanding under the term loan and no revolving loans outstanding. At June 30, 2026, we had $2.6 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. The Facility expires in March 2029, and all outstanding revolving loans are then due and payable. The maturity date for the term loan is April 29, 2031; however, there is a springing maturity date of March 6, 2029, if, by December 6, 2028, the Facility termination date has not been extended to April 29, 2031 or later with an aggregate revolving commitment equal to or greater than the outstanding principal balance of the term loan. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Revolving loans may be used for general corporate purposes.
The Facility contains certain restrictive covenants, including limitations on liens, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At June 30, 2026, we were in compliance with all applicable provisions and covenants of this facility, and we exceeded the requirements of the financial covenants by substantial margins. At June 30, 2026, there were no events that would constitute a default under this facility.
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
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Facility, should be adequate to meet our core liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Facility under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2027 could total approximately $90 million.
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
Certain other contractual obligations are not recognized as liabilities in our consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of June 30, 2026, lease commitments that have not yet commenced as of June 30, 2026, and purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations, other than lease commitments, is expected to be due within one year.
Cash Flows

	Year Ended June 30,			Change
(Dollars in thousands)	2026	2025	2024	2026 vs. 2025		2025 vs. 2024
Provided By Operating Activities	$283,816	$261,496	$251,553	$22,320	8.5%	$9,943	4.0%
Used In Investing Activities	$(470,039)	$(148,206)	$(67,433)	$(321,833)	N/M	$(80,773)	(119.8)%
Provided By (Used In) Financing Activities	$49,843	$(115,257)	$(109,150)	$165,100	143.2%	$(6,107)	(5.6)%
Cash provided by operating activities in 2026 totaled $283.8 million, an increase of 8.5% as compared with the 2025 total of $261.5 million. The 2026 increase was primarily due to the change in deferred income taxes resulting from tax timing benefits of the One Big Beautiful Bill Act, which was enacted in July 2025. The unfavorable year-over-year changes in net working capital reflected the impact of a current-year increase in inventories, reflecting higher levels of finished goods on-hand, which was largely offset by a current-year increase in accounts payable. Higher net income was offset by the impacts of the current-year gain on sale of property and the prior-year noncash pension settlement charge.
Cash used in investing activities totaled $470.0 million in 2026 as compared to $148.2 million in 2025. The 2026 increase primarily reflects cash paid for the May 2026 Bachan’s acquisition of $399.3 million compared to prior-year cash paid for the Atlanta plant acquisition of $78.8 million, as well as a $19.7 million increase in payments for property additions. Partially offsetting these items were current-year proceeds from the sale of property totaling $20.3 million.
Financing activities provided net cash totaling $49.8 million in 2026 and used net cash totaling $115.3 million in 2025. In 2026, net borrowing activities provided cash of $199.1 million and were partially offset by higher levels of cash used for share repurchases and dividend payments. The regular dividend payout rate for 2026 was $3.95 per share, as compared to $3.75 per share in 2025. This past fiscal year marked the 63rd consecutive year of increased regular cash dividends.
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

RECONCILIATION OF GAAP TO NON-GAAP FINANCIAL MEASURES
We prepare our consolidated financial statements in accordance with GAAP. However, from time to time, we may present in our public statements, press releases and SEC filings, non-GAAP financial measures such as Adjusted Consolidated Net Sales, Adjusted Foodservice Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income, and Adjusted Net Income Per Diluted Share (“Adjusted Diluted EPS”). Management considers such non-GAAP financial measures to provide useful supplemental information to investors in facilitating year-over-year comparisons by removing non-recurring items or other items that management believes do not directly reflect the underlying operations. Management uses these non-GAAP measures in the preparation of our annual operating plan and for our monthly analysis of operating results. Reconciliations of the non-GAAP measures to the most comparable GAAP financial measures are provided below. Our definitions of these non-GAAP measures may differ from similarly titled measures used by other companies. These non-GAAP measures should be considered supplemental to, and not a substitute for, financial information prepared in accordance with GAAP.
Adjusted Consolidated Net Sales, Adjusted Foodservice Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures that exclude non-core sales and cost of sales attributed to the TSA made in connection with our February 2025 acquisition of Winland’s Atlanta-based sauce and dressing production facility. The TSA sales are included in the reported net sales for our Foodservice segment and did not contribute meaningfully to gross profit. The TSA sales commenced in March 2025 and concluded during the quarter ended March 31, 2026. The following tables present a reconciliation between net sales, cost of sales, gross profit and gross margin as reported in accordance with GAAP and Adjusted Consolidated Net Sales, Adjusted Foodservice Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit and Adjusted Gross Margin for the years ended June 30, 2026 and 2025.

	Year Ended June 30, 2026			Year Ended June 30, 2025
(Dollars in thousands)	Reported	TSA-Related	Adjusted (non-GAAP)	Reported	TSA-Related	Adjusted (non-GAAP)
Consolidated
Net Sales	$1,929,823	$20,415	$1,909,408	$1,909,122	$14,237	$1,894,885
Cost of Sales	1,452,535	20,415	1,432,120	1,453,476	14,237	1,439,239
Gross Profit	$477,288	$—	$477,288	$455,646	$—	$455,646
Gross Margin	24.7%	—%	25.0%	23.9%	—%	24.0%

Foodservice Segment
Foodservice Net Sales	$927,054	$20,415	$906,639	$905,713	$14,237	$891,476
Adjusted Operating Income and Adjusted Diluted EPS are non-GAAP financial measures that exclude certain items affecting comparability, which can impact the analysis of our underlying core business performance and trends. The following table presents a reconciliation between 1) operating income as reported in accordance with GAAP and Adjusted Operating Income and 2) diluted EPS as reported in accordance with GAAP and Adjusted Diluted EPS for the years ended June 30, 2026, 2025 and 2024. For 2026, the adjustments reflect incremental SG&A expenses attributed to the Bachan’s acquisition; incremental SG&A expenses attributed to the amortization of intangible assets resulting from the Bachan’s acquisition; and restructuring, impairment and other, net, which consists of restructuring and impairment charges resulting from the closure of our sauce and dressing production facility in Milpitas, California, the gain on the sale of the Milpitas real property, and charges related to the impairment of manufacturing equipment, net of a recovery through an insurance claim. For 2025, the adjustments reflect incremental SG&A expenses attributed to the Atlanta production facility acquisition; restructuring and impairment charges primarily related to the closure of our production facility in Milpitas, California; and the one-time noncash pension settlement charge. For 2024, the adjustments consist of a write-down of inventories and restructuring and impairment charges, both of which resulted from our decision to exit our perimeter-of-the-store bakery product lines.

Dollars in thousands, except per share data		Reported	Cost of Sales - Inventory Write-Down for Product Line Exit	SG&A Expenses - Acquisition Costs	SG&A Expenses - Intangibles Amortization	Restructuring, Impairment and Other, Net	Pension Settlement Charge	Adjusted (non-GAAP) *
2026	Operating Income	$238,711	$—	$14,509	$1,606	$(16,024)	$—	$238,802
2026	Diluted EPS	$6.98	$—	$0.41	$0.05	$(0.60)	$—	$6.83
2025	Operating Income	$220,317	$—	$3,781	$—	$5,102	$—	$229,200
2025	Diluted EPS	$6.07	$—	$0.11	$—	$0.15	$0.39	$6.72
2024	Operating Income	$199,363	$2,600	$—	$—	$14,874	$—	$216,837
2024	Diluted EPS	$5.76	$0.07	$—	$—	$0.42	$—	$6.25
2026 vs 2025:
Operating Income Change ($)		$18,394	$—	$10,728	$1,606	$(21,126)	$—	$9,602
Operating Income Change (%)		8.3%	N/M	283.7%	N/M	(414.1)%	—	4.2%
Diluted EPS Change ($)		$0.91	$—	$0.30	$0.05	$(0.75)	$(0.39)	$0.11
Diluted EPS Change (%)		15.0%	N/M	272.7%	N/M	(500.0)%	(100.0)%	1.6%
2025 vs 2024:
Operating Income Change ($)		$20,954	$(2,600)	$3,781	$—	$(9,772)	$—	$12,363
Operating Income Change (%)		10.5%	(100.0)%	N/M	N/M	(65.7)%	—	5.7%
Diluted EPS Change ($)		$0.31	$(0.07)	$0.11	$—	$(0.27)	$0.39	$0.47
Diluted EPS Change (%)		5.4%	(100.0)%	N/M	N/M	(64.3)%	N/M	7.5%
* The sum of individual per share amounts may not add due to rounding.
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
Business Combinations, Goodwill and Other Intangible Assets
We account for business combinations using the acquisition method of accounting. Accordingly, the purchase price of an acquired business is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess purchase price recorded as goodwill. The determination of the fair values of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, particularly with respect to acquired intangible assets. These estimates and assumptions may include forecasts of future revenues and cash flows, expected growth rates, customer attrition rates, royalty rates, useful lives, and discount rates. We generally estimate the fair value of acquired intangible assets using income-based valuation methodologies, including the relief-from-royalty method for tradenames and proprietary recipes and the multi-period excess earnings method for customer relationships.
Goodwill is not amortized. It is evaluated annually at April 30 by applying impairment testing procedures. Other finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives to Selling, General and Administrative Expenses. We evaluate the future economic benefit of the recorded goodwill and other intangible assets when events or circumstances indicate potential recoverability concerns. Carrying amounts are adjusted appropriately when determined to have been impaired.
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
•significant shifts in consumer demand and disruptions to our employees, communities, customers, supply chains, production planning, operations, and production processes resulting from the impacts of epidemics, pandemics or similar widespread public health concerns and foodborne outbreaks;
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
•changes in estimates in critical accounting judgments; and
•certain other factors, including those discussed in other filings we have submitted to the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to market risks primarily from changes in raw material prices and interest rates. Our exposure to market risk for changes in interest rates relates primarily to the amount of interest on borrowings under our unsecured credit facility. Interest is variable based upon formulas tied to SOFR or an alternate base rate. We have not had exposure to market risk associated with derivative financial instruments or derivative commodity instruments as we do not utilize any such instruments.
RAW MATERIAL PRICE RISK
We purchase a variety of commodities and other raw materials, such as soybean oil, flour, eggs and dairy-based materials, which we use as ingredients for our products. The market prices for these commodities are subject to fluctuation based upon a number of economic factors and may become volatile at times. While we do not use any derivative commodity instruments to hedge against commodity price risk, we do actively manage a portion of the risk through a structured forward purchasing program for certain key materials such as soybean oil, dairy and flour. This program, coupled with short-term fixed price arrangements on other significant raw materials, provide us more predictable input costs, which, in addition to the supply contracts with our foodservice customers that allow us to pass along price increases for commodities, help to reduce margin volatility during periods of significant volatility in the commodity markets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Marzetti Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Marzetti Company and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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
•We tested the customer promotional trade programs and related deduction data underlying the trade-related allowances to validate the nature, timing, and amounts accrued as of June 30, 2026.
•We tested the completeness of the trade-related allowances by performing a retrospective review of selected customer deductions taken after June 30, 2026 and comparing to the Company’s trade-related allowances recorded.
•We analyzed the trade-related allowances journal entry data to confirm our understanding of the expected relationships with revenues and accounts receivable.
Acquisitions - Bachan’s, Inc. - Valuation of Customer Relationships Intangible Asset - Refer to Note 2 in the Financial Statements
Critical Audit Matter Description
The Company completed the acquisition of Bachan’s, Inc. (“Bachan’s”) on May 1, 2026. The purchase price of $399.3 million, net of cash acquired, was financed with cash on hand and a $200.0 million term loan. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationships intangible asset of approximately $84.0 million. The fair value determination of the customer relationships intangible asset required management to make significant estimates and assumptions related to forecasts of future revenues and cash flows and expected growth rates, (together, the “forecasts”) and the selection of customer attrition and discount rates.
We identified the valuation of the customer relationships intangible asset as a critical audit matter because of the significant estimates and assumptions management used to record the fair value of the asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of management’s forecasts and the selection of the customer attrition and discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of customer relationships intangible asset included the following, among others:
•We evaluated the design and tested the operating effectiveness of relevant controls over the valuation of the customer relationships intangible asset, including management’s controls over the forecasts, and the selection of the customer attrition and discount rates.
•We evaluated the reasonableness of management's forecasted future revenue growth by comparing future forecasts to business strategies, growth plans, and third-party economic and industry data.
•We involved our fair value specialists to assist in evaluating the methodology used by management, ensuring it aligns with industry practices and standards.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the customer attrition and discount rates used by the Company in developing the fair value by testing the source information underlying the determination of the customer attrition and discount rates, testing the mathematical accuracy, and by developing a range of independent estimates for the customer attrition and discount rates.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 25, 2026

We have served as the Company’s auditor since 1961.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
(Amounts in thousands, except share data)	2026	2025
ASSETS
Current Assets:
Cash and equivalents	$25,096	$161,476
Receivables	105,488	95,817
Inventories:
Raw materials	44,623	42,547
Finished goods	160,439	126,754
Total inventories	205,062	169,301
Other current assets	25,315	17,037
Total current assets	360,961	443,631
Property, Plant and Equipment:
Property, plant and equipment-gross	1,028,748	968,014
Less accumulated depreciation	477,194	433,471
Property, plant and equipment-net	551,554	534,543
Other Assets:
Goodwill	500,472	222,772
Other intangible assets-net	125,394	—
Operating lease right-of-use assets	42,628	52,227
Other noncurrent assets	24,011	21,551
Total	$1,605,020	$1,274,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$156,785	$117,962
Accrued liabilities	64,751	68,332
Current portion of long-term debt	10,000	—
Total current liabilities	231,536	186,294
Long-Term Debt	189,276	—
Noncurrent Operating Lease Liabilities	34,966	42,720
Other Noncurrent Liabilities	19,434	13,100
Deferred Income Taxes	76,658	34,115
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-June 30, 2026-27,291,221 shares; June 30, 2025-27,533,599 shares	168,968	160,886
Retained earnings	1,711,330	1,628,487
Accumulated other comprehensive income	957	961
Common stock in treasury, at cost	(828,105)	(791,839)
Total shareholders’ equity	1,053,150	998,495
Total	$1,605,020	$1,274,724
See accompanying notes to consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
(Amounts in thousands, except per share data)	2026	2025	2024
Net Sales	$1,929,823	$1,909,122	$1,871,759
Cost of Sales	1,452,535	1,453,476	1,439,457
Gross Profit	477,288	455,646	432,302
Selling, General and Administrative Expenses	254,601	230,227	218,065
Restructuring, Impairment and Other, Net	(16,024)	5,102	14,874
Operating Income	238,711	220,317	199,363
Interest Expense	(1,763)	—	—
Pension Settlement Charge	—	(13,968)	—
Other, Net	5,022	7,114	6,152
Income Before Income Taxes	241,970	213,463	205,515
Taxes Based on Income	50,364	46,116	46,902
Net Income	$191,606	$167,347	$158,613
Net Income Per Common Share:
Basic	$6.98	$6.08	$5.77
Diluted	$6.98	$6.07	$5.76
Weighted Average Common Shares Outstanding:
Basic	27,385	27,469	27,440
Diluted	27,406	27,489	27,461
See accompanying notes to consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
(Amounts in thousands)	2026	2025	2024
Net Income	$191,606	$167,347	$158,613
Other Comprehensive Income:
Defined Benefit Pension and Postretirement Benefit Plans:
Net gain (loss) arising during the period, before tax	72	(1,493)	554
Pension settlement charge, before tax	—	13,968	—
Amortization of (gain) loss, before tax	(59)	235	573
Amortization of prior service credit, before tax	(19)	(181)	(181)
Total Other Comprehensive (Loss) Income, Before Tax	(6)	12,529	946
Tax Attributes of Items in Other Comprehensive Income:
Net gain (loss) arising during the period, tax	(16)	349	(130)
Pension settlement charge, tax	—	(3,264)	—
Amortization of (gain) loss, tax	14	(55)	(133)
Amortization of prior service credit, tax	4	42	42
Total Tax Benefit (Expense)	2	(2,928)	(221)
Other Comprehensive (Loss) Income, Net of Tax	(4)	9,601	725
Comprehensive Income	$191,602	$176,948	$159,338
See accompanying notes to consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
(Amounts in thousands)	2026	2025	2024
Cash Flows From Operating Activities:
Net income	$191,606	$167,347	$158,613
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	71,446	62,168	55,896
Deferred income taxes and other changes	31,353	495	(6,546)
Stock-based compensation expense	10,170	8,979	11,359
Restructuring and impairment charges	592	5,102	13,657
Gain on sale of property	(18,472)	—	(22)
Pension plan activity	—	14,253	416
Changes in operating assets and liabilities:
Receivables	(835)	(257)	19,407
Inventories	(26,677)	8,016	(14,987)
Other current assets	(5,642)	(3,332)	(637)
Accounts payable and accrued liabilities	30,275	(1,275)	14,397
Net cash provided by operating activities	283,816	261,496	251,553
Cash Flows From Investing Activities:
Payments for property additions	(77,679)	(58,000)	(67,576)
Cash paid for acquisitions, net of cash acquired	(399,285)	(78,819)	—
Proceeds from sale of property	20,322	—	6,969
Other-net	(13,397)	(11,387)	(6,826)
Net cash used in investing activities	(470,039)	(148,206)	(67,433)
Cash Flows From Financing Activities:
Proceeds from debt, net of debt issuance costs	224,088	—	—
Repayments of debt	(25,000)	—	—
Payment of dividends	(108,763)	(103,502)	(97,934)
Purchase of treasury stock	(36,266)	(7,993)	(7,645)
Tax withholdings for stock-based compensation	(2,088)	(1,709)	(1,613)
Principal payments for finance leases	(2,128)	(2,053)	(1,958)
Net cash provided by (used in) financing activities	49,843	(115,257)	(109,150)
Net change in cash and equivalents	(136,380)	(1,967)	74,970
Cash and equivalents at beginning of year	161,476	163,443	88,473
Cash and equivalents at end of year	$25,096	$161,476	$163,443
See accompanying notes to consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2023	27,528	$143,870	$1,503,963	$(9,365)	$(776,201)	$862,267
Net income			158,613			158,613
Net pension and postretirement benefit gains, net of $221 tax effect				725		725
Cash dividends - common stock ($3.55 per share)			(97,934)			(97,934)
Purchase of treasury stock	(45)				(7,645)	(7,645)
Stock-based plans	44	(1,613)				(1,613)
Stock-based compensation expense		11,359				11,359
Balance, June 30, 2024	27,527	153,616	1,564,642	(8,640)	(783,846)	925,772
Net income			167,347			167,347
Pension settlement charge, net of $3,264 tax effect				10,704		10,704
Other net pension and postretirement benefit losses, net of $(336) tax effect				(1,103)		(1,103)
Cash dividends - common stock ($3.75 per share)			(103,502)			(103,502)
Purchase of treasury stock	(48)				(7,993)	(7,993)
Stock-based plans	55	(1,709)				(1,709)
Stock-based compensation expense		8,979				8,979
Balance, June 30, 2025	27,534	160,886	1,628,487	961	(791,839)	998,495
Net income			191,606			191,606
Postretirement benefit losses, net of $(2) tax effect				(4)		(4)
Cash dividends - common stock ($3.95 per share)			(108,763)			(108,763)
Purchase of treasury stock	(261)				(36,266)	(36,266)
Stock-based plans	18	(2,088)				(2,088)
Stock-based compensation expense		10,170				10,170
Balance, June 30, 2026	27,291	$168,968	$1,711,330	$957	$(828,105)	$1,053,150
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
Our financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of cash and equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these instruments. At June 30, 2026, our long-term debt consists of a five-year term loan that bears interest at a variable rate tied to SOFR or an alternate base rate. The carrying value of the long-term debt approximates its fair value because the term loan bears interest at a variable rate that reprices periodically to reflect current market rates. The estimated fair value of the term loan is classified as Level 2 within the fair value hierarchy.
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
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. By policy, we limit the amount of credit exposure to any one institution or issuer. We maintain our cash and equivalents with high credit-quality financial institutions. Deposits with these financial institutions may exceed the amounts insured by the Federal Deposit Insurance Corporation. The majority of our excess cash is invested in AAA-rated money market funds that primarily invest in U.S. government securities. Our concentration of credit risk with respect to trade accounts receivable is mitigated by our credit evaluation process and our broad Retail and Foodservice customer base. However, our accounts receivable balance attributable to Walmart Inc. (“Walmart”) as a percentage of consolidated accounts receivable was 27% at June 30, 2026. No other customer accounted for more than 10% of our consolidated accounts receivable at June 30, 2026.
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
The following table summarizes the components of gross property, plant and equipment at June 30:

	2026	2025
Land, buildings and improvements	$357,711	$347,491
Machinery and equipment	604,614	579,642
Construction in progress	66,423	40,881
Property, plant and equipment-gross	$1,028,748	$968,014
Purchases of property, plant and equipment included in Accounts Payable and excluded from the property additions and the change in accounts payable in the Consolidated Statements of Cash Flows at June 30 were as follows:

	2026	2025	2024
Construction in progress in Accounts Payable	$5,972	$7,220	$5,799
The following table sets forth depreciation expense, including finance lease amortization, in each of the years ended June 30:

	2026	2025	2024
Depreciation expense	$65,759	$59,078	$53,029
In 2026, we sold the real property in Milpitas, California associated with the sauce and dressing facility that we closed. The gain on sale of $18.5 million was reflected in Restructuring, Impairment and Other, Net and was not allocated to our two reportable segments due to its unusual nature.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In 2025, we recorded an impairment charge of $1.9 million for certain property, plant and equipment related to our sauce and dressing manufacturing facility located in Milpitas, California. This charge resulted from our plan to close this facility, which triggered impairment testing, and represents the excess of the carrying value over the fair value. The fair value was based on estimated selling prices for the real estate and manufacturing equipment, which represents a Level 3 measurement within the fair value hierarchy. The impairment charge was reflected in Restructuring, Impairment and Other, Net and was not allocated to our two reportable segments due to its unusual nature.
In 2024, we recorded an impairment charge of $9.0 million for certain property, plant and equipment related to Angelic Bakehouse (“Angelic”) and Flatout. This charge resulted from our decision to exit our perimeter-of-the-store bakery product lines, which triggered impairment testing, and represents the excess of the carrying value over the fair value. The fair value was based on actual selling prices for the real estate and manufacturing equipment at the Angelic sprouted grain bakery facility in Cudahy, Wisconsin and the Flatout flatbread facility in Saline, Michigan, which represents a Level 2 measurement within the fair value hierarchy. The impairment charge was reflected in Restructuring, Impairment and Other, Net and was not allocated to our two reportable segments due to its unusual nature.
Deferred Software Costs
Capitalized software costs are amortized on a straight-line basis over the estimated useful life. Amortization expense was $3.5 million, $3.0 million and $2.4 million for 2026, 2025 and 2024, respectively. The following table summarizes the components of capitalized software costs, excluding any costs that are fully amortized, at June 30:

	2026	2025
Capitalized Software Costs - Gross	$19,920	$17,258
Capitalized Software Costs - Accumulated Amortization	(8,467)	(6,237)
Capitalized Software Costs - Net	$11,453	$11,021

Capitalized Software Costs - Net in Other Current Assets	$3,853	$3,358
Capitalized Software Costs - Net in Other Noncurrent Assets	$7,600	$7,663
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
Goodwill and Other Intangible Assets
Goodwill is not amortized. It is evaluated annually at April 30, or when events or circumstances indicate potential recoverability concerns, by applying impairment testing procedures. Other finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives to Selling, General and Administrative Expenses. We monitor the recoverability of the carrying value of our other intangible assets similar to our long-lived assets discussed above. Carrying amounts are adjusted appropriately when determined to have been impaired. See further discussion regarding goodwill and other intangible assets in Note 6.
In 2024, we recorded an impairment charge of $4.5 million to write off the net carrying value of the intangible assets related to Angelic and Flatout based on our decision to exit our perimeter-of-the-store bakery product lines. The impairment charge was reflected in Restructuring, Impairment and Other, Net and was not allocated to our two reportable segments due to its unusual nature. The impairment charge represents the excess of the carrying value over the fair value of estimated discounted cash flows specific to the remaining useful lives of the related intangible assets. As the fair value measurements were based on significant inputs not observable in the market, they represented Level 3 measurements within the fair value hierarchy.
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
Shareholders’ Equity
We are authorized to issue 3,050,000 shares of preferred stock consisting of 750,000 shares of Class A Participating Preferred Stock with $1.00 par value, 1,150,000 shares of Class B Voting Preferred Stock with no par value and 1,150,000 shares of Class C Nonvoting Preferred Stock with no par value. Our Board of Directors approved a share repurchase authorization of 2,000,000 common shares in November 2010. At June 30, 2026, 823,584 common shares remained authorized for future purchase.
Revenue Recognition
When Performance Obligations Are Satisfied
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The singular performance obligation of our customer contracts is determined by each individual purchase order and the respective food products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to our customer. Specifically, control transfers to our customers when the product is delivered to or picked up by our customers based upon applicable shipping terms, as our customers can direct the use and obtain substantially all of the remaining benefits from the asset at this point in time. The performance obligations in our customer contracts are generally satisfied within 30 days. As such, we have not disclosed the transaction price allocated to remaining performance obligations as of June 30, 2026.
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
Contract Balances
We do not have deferred revenue or unbilled receivable balances and thus do not have any related contract asset and liability balances as of June 30, 2026.
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

	2026	2025	2024
Advertising expense as a percentage of net sales	2%	2%	2%
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
Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets, net of valuation allowance, will be realized. Our valuation allowance at June 30, 2026 related to a capital loss carryforward for which we do not expect to realize a future benefit. There was no valuation allowance recorded at June 30, 2025.
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
Basic and diluted net income per common share were calculated as follows:

	2026	2025	2024
Net income	$191,606	$167,347	$158,613
Net income available to participating securities	(374)	(455)	(413)
Net income available to common shareholders	$191,232	$166,892	$158,200

Weighted average common shares outstanding - basic	27,385	27,469	27,440
Incremental share effect from:
Nonparticipating restricted stock awards	1	3	2
Restricted stock units	8	—	—
Stock-settled stock appreciation rights	—	1	6
Performance units	12	16	13
Weighted average common shares outstanding - diluted	27,406	27,489	27,461

Net income per common share - basic	$6.98	$6.08	$5.77
Net income per common share - diluted	$6.98	$6.07	$5.76

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
The following table presents the amounts reclassified out of accumulated other comprehensive income (loss) by component:

	2026	2025
Accumulated other comprehensive income (loss) at beginning of year	$961	$(8,640)
Defined Benefit Pension Plan Items:
Net loss arising during the period	—	(1,549)
Settlement charge (1)	—	13,968
Amortization of unrecognized net loss (1)	—	294
Postretirement Benefit Plan Items: (2)
Net gain arising during the period	72	56
Amortization of unrecognized net gain	(59)	(59)
Amortization of prior service credit	(19)	(181)
Total other comprehensive (loss) income, before tax	(6)	12,529
Total tax benefit (expense)	2	(2,928)
Other comprehensive (loss) income, net of tax	(4)	9,601
Accumulated other comprehensive income at end of year	$957	$961
(1)Included in the computation of net periodic benefit income/cost. See Note 11 for additional information.
(2)Additional disclosures for postretirement benefits are not included as they are not considered material.
Recent Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the disclosure requirements for income taxes. The new guidance requires annual disclosures in the rate reconciliation table to be presented using both percentages and reporting currency amounts, and this table must include disclosure of specific categories. Additional information will also be required for reconciling items that meet a quantitative threshold. The new guidance also requires enhanced disclosures of income taxes paid, including the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions that exceed a quantitative threshold. The amendments should be applied on a prospective basis, but retrospective application is permitted. We adopted this guidance for our annual disclosures in fiscal 2026 on a prospective basis. As the guidance only relates to disclosures, there was no impact on our financial position or results of operations. See income tax disclosures in Note 8.
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

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

In July 2025, the FASB issued new accounting guidance related to the measurement of credit losses for accounts receivable and contract assets. In developing reasonable and supportable forecasts as part of estimating credit losses, all entities may elect a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. An entity that elects the practical expedient should apply the amendment on a prospective basis. This guidance will be effective for us in fiscal 2027, including interim periods. Early adoption is permitted. This guidance is not expected to have a material impact on our financial position or results of operations.
In September 2025, the FASB issued new accounting guidance related to internal-use software. The amendments remove all references to prescriptive and sequential software development stages. The new guidance requires an entity to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. This guidance will be effective for annual reporting periods beginning after December 15, 2027, including interim periods. Early adoption is permitted as of the beginning of an annual reporting period. We adopted this guidance in the first quarter of fiscal 2026 on a prospective basis. The adoption resulted in a change in accounting principle. Additional costs capitalized under this new guidance were not material to our consolidated financial statements. See deferred software costs disclosures in Note 1.
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

Note 2 – Acquisitions
Bachan’s, Inc.
On May 1, 2026, we completed the acquisition of Bachan’s, Inc. (“Bachan’s”), the rapidly growing Japanese Barbecue Sauce brand known for its authentic, clean-label products. The transaction reinforces our expanding position in the sauce category and is expected to provide additional opportunities for growth through our retail and foodservice distribution network, supply chain capabilities, and culinary expertise. The purchase price of $399.3 million, net of cash acquired, is subject to future post-closing adjustments and was financed with cash on hand and a $200.0 million term loan. The results of operations for Bachan’s have been included in our condensed consolidated financial statements from the date of acquisition.
The following table summarizes the preliminary purchase price allocation based on the fair value of the net assets acquired.

Preliminary Purchase Price Allocation
Receivables	$8,836
Inventories	9,084
Other current assets	535
Property, plant and equipment	598
Goodwill (not tax deductible)	277,700
Other intangible assets	127,000
Operating lease right-of-use assets	1,082
Other noncurrent assets	119
Current liabilities	(4,754)
Noncurrent operating lease liabilities	(480)
Deferred tax liabilities	(20,435)
Net assets acquired	$399,285
Further adjustments may occur to the allocation above as certain aspects of the transaction are finalized during the measurement period.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The goodwill recognized above arose because the purchase price for Bachan’s reflected a number of factors including the future earnings and cash flow potential of Bachan’s, as well as the potential to broaden distribution; realize cost synergies across procurement, manufacturing, and distribution; support product innovation; and extend the brand into new channels and adjacent categories in the future. A small amount of goodwill also resulted from the workforce acquired. As Bachan’s is expected to primarily produce products for our Retail segment, all goodwill from this acquisition was recorded to the Retail segment.
We have determined values and lives of the other intangible assets listed in the allocation above as: $84.0 million for the customer relationships with a 12-year life; $29.0 million for the proprietary recipes with a 16-year life and $14.0 million for the tradename with a 17-year life.
Pro forma results of operations have not been presented herein as the acquisition was not material to our results of operations.
Atlanta Plant
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
•An additional $200 million term loan to finance our acquisition of Bachan’s. On April 29, 2026, we closed on the funding of the term loan. The maturity date for the term loan is April 29, 2031; however, the Amendment provides for a springing maturity date of March 6, 2029 if, by December 6, 2028, the Facility Termination Date has not been extended to April 29, 2031 or later with an Aggregate Revolving Commitment equal to or greater than the outstanding principal balance of the term loan (as such capitalized terms are defined in the Amendment).
Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Facility. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The Facility contains certain restrictive covenants, including limitations on liens, asset sales and acquisitions. There are two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a consolidated net leverage ratio not greater than 3.5 to 1, subject to certain exceptions. The interest coverage ratio is calculated by dividing Consolidated EBIT by Consolidated Interest Expense, and the leverage ratio is calculated by dividing Consolidated Net Debt by Consolidated EBITDA. All financial terms used in the covenant calculations are defined more specifically in the Facility.
We had the following borrowings outstanding at June 30:

2026
Term loan (effective rate of 4.8% at June 30, 2026)	$200,000
Less: unamortized debt issuance costs	724
199,276
Current portion of long-term debt	10,000
Long-term debt, less current portion	$189,276
At June 30, 2025, we had no borrowings outstanding under the Facility. At June 30, 2026 and 2025, we had $2.6 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Facility. In 2026, we paid interest of $1.7 million. We paid no interest in 2025.
At June 30, 2026, contractual maturities of long-term debt, excluding unamortized debt issuance costs, were as follows:

2027	$10,000
2028	10,000
2029	10,000
2030	10,000
2031	160,000
Total	$200,000
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
We have finance leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. These leases are generally for manufacturing and non-manufacturing equipment used in our business and warehouse facilities. The remaining lease terms for these finance leases range from 4 years to 8 years.
As of June 30, 2026 and 2025, the weighted-average discount rate of our operating leases was 5.2% and 5.1%, respectively. As of June 30, 2026 and 2025, the weighted-average discount rate of our finance leases was 4.5%.
The components of lease expense in each of the years ended June 30 have been provided as follows:

	2026	2025	2024
Operating lease cost in Cost of Sales and Selling, General and Administrative Expenses	$14,315	$14,222	$10,004
Finance lease cost:
Amortization of assets in Cost of Sales and Selling, General and Administrative Expenses	$2,308	$2,156	$2,056
Interest on lease liabilities in Other, Net	434	78	66
Total finance lease cost	$2,742	$2,234	$2,122
Short-term lease cost in Cost of Sales and Selling, General and Administrative Expenses	3,402	3,526	5,653
Total net lease cost	$20,459	$19,982	$17,779

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Supplemental balance sheet information related to leases at June 30 is as follows:

	2026	2025
Operating Leases
Operating Lease Right-Of-Use Assets	$42,628	$52,227

Current operating lease liabilities in Accrued Liabilities	$9,175	$11,255
Noncurrent Operating Lease Liabilities	34,966	42,720
Total operating lease liabilities	$44,141	$53,975

Finance Leases
Finance lease right-of-use assets in Property, Plant and Equipment-Net	$10,167	$1,560

Current finance lease liabilities in Accrued Liabilities	$2,134	$463
Noncurrent finance lease liabilities in Other Noncurrent Liabilities	8,230	1,115
Total finance lease liabilities	$10,364	$1,578
Supplemental cash flow information related to leases in each of the years ended June 30 is as follows:

	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,432	$13,532	$10,199
Operating cash flows from finance leases	$434	$78	$66
Financing cash flows from finance leases	$2,128	$2,053	$1,958

Supplemental noncash information on operating lease liabilities arising from obtaining right-of-use assets	$625	$10,102	$38,318
Supplemental noncash information on finance lease liabilities arising from obtaining right-of-use assets	$10,914	$854	$534
As of June 30, 2026, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2027	$11,237	$2,557
2028	7,638	2,623
2029	6,866	2,690
2030	5,713	2,731
2031	5,900	529
Thereafter	15,127	349
Total minimum payments	$52,481	$11,479
Less amount representing interest	(8,340)	(1,115)
Present value of lease obligations	$44,141	$10,364
As of June 30, 2026 and 2025, the weighted-average remaining term of our operating leases was 6.3 years and 6.7 years, respectively. As of June 30, 2026 and 2025, the weighted-average remaining term of our finance leases was 4.4 years and 6.1 years, respectively.
We have a lease commitment with fixed cash payments totaling approximately $159 million for a lease that had not commenced as of June 30, 2026. This lease has an initial term of 15 years for warehousing space in Columbus, Ohio. In accordance with accounting guidance for leases, this commitment is properly excluded from the Consolidated Balance Sheet as of June 30, 2026. A right-of-use asset and lease liability will be recorded based on the present value of the lease payments when the lease commences in fiscal 2027.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 5 – Commitments and Contingencies
At June 30, 2026, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
18% of our employees are represented under various collective bargaining contracts. None of our collective bargaining contracts will expire within one year.

Note 6 – Goodwill and Other Intangible Assets
Goodwill attributable to the Retail and Foodservice segments was $435.1 million and $65.4 million, respectively, at June 30, 2026 compared to $157.4 million and $65.4 million, respectively, at June 30, 2025. The increase in goodwill is the result of the Bachan’s acquisition in May 2026. See further discussion in Note 2.
The following table is a rollforward of goodwill by reportable segment from June 30, 2025 to June 30, 2026:

	Retail	Foodservice	Total
Goodwill at beginning of year	$157,396	$65,376	$222,772
Goodwill acquired during the year	277,700	—	277,700
Goodwill at end of year	$435,096	$65,376	$500,472
The following table summarizes our identifiable other intangible assets at June 30:

2026
Customer Relationships (12-year life)
Gross carrying value	$84,000
Accumulated amortization	(1,167)
Net carrying value	$82,833
Proprietary Recipes (16-year life)
Gross carrying value	$29,000
Accumulated amortization	(302)
Net carrying value	$28,698
Tradename (17-year life)
Gross carrying value	$14,000
Accumulated amortization	(137)
Net carrying value	$13,863
Total net carrying value	$125,394
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows for the year ended June 30:

2026
Amortization expense	$1,606
Total annual amortization expense for each of the next five years is estimated to be as follows:

2027	$9,636
2028	$9,636
2029	$9,636
2030	$9,636
2031	$9,636

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 7 – Liabilities
Accrued liabilities at June 30 were composed of:

	2026	2025
Compensation and employee benefits	$30,691	$33,753
Operating leases	9,175	11,255
Royalties	8,436	8,469
Distribution	6,092	6,192
Other taxes	4,113	4,250
Finance leases	2,134	463
Other	4,110	3,950
Total accrued liabilities	$64,751	$68,332
Other noncurrent liabilities at June 30 were composed of:

	2026	2025
Finance leases	$8,230	$1,115
Deferred compensation and accrued interest	5,216	4,607
Workers compensation	3,976	4,330
Other	2,012	3,048
Total other noncurrent liabilities	$19,434	$13,100

Note 8 – Income Taxes
We file a consolidated federal income tax return. Taxes based on income for the years ended June 30 have been provided as follows:

	2026	2025	2024
Current:
Federal	$26,717	$48,714	$51,687
State and local	1,537	3,491	5,485
Total current provision	28,254	52,205	57,172
Deferred:
Federal	19,826	(5,580)	(9,710)
State and local	2,284	(509)	(560)
Total deferred provision (benefit)	22,110	(6,089)	(10,270)
Total taxes based on income	$50,364	$46,116	$46,902
For the year ended June 30, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2026
	Amount ($)	Percent (%)
U.S. Federal statutory rate	$50,814	21.0%
State and local income taxes, net of federal effect (1)	3,018	1.2
Tax credits	(1,651)	(0.7)
Changes in valuation allowances	10,583	4.4
Nontaxable or nondeductible items:
Gain on sale of property	(3,879)	(1.6)
Stock sale capital loss	(10,583)	(4.4)
Other	2,062	0.9
Effective rate	$50,364	20.8%
(1)During the year ended June 30, 2026, state taxes in California and Illinois made up the majority (greater than 50%) of the tax effect in this category.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

As previously disclosed, for the years ended June 30, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	2025	2024
Statutory rate	21.0%	21.0%
State and local income taxes	1.1	1.9
Research and development tax credit	(1.1)	(0.7)
Net windfall tax benefits - stock-based compensation	(0.1)	—
Other	0.7	0.6
Effective rate	21.6%	22.8%
Our net deferred tax liability for all periods presented has been classified as noncurrent. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 were comprised of:

	2026	2025
Deferred tax assets:
Capital loss carryforward	$11,236	$—
Operating lease liabilities	9,727	11,820
Employee medical and other benefits	8,265	8,352
Operating loss carryforwards	6,298	—
Inventories	3,579	2,340
Receivables	2,930	5,086
Intangible assets	—	1,932
Section 174 research and development capitalization	60	15,172
Other accrued liabilities	833	960
Total deferred tax assets, gross	42,928	45,662
Valuation allowance	(11,236)	—
Total deferred tax assets, net of valuation allowance	31,692	45,662
Deferred tax liabilities:
Property, plant and equipment	(50,263)	(47,536)
Intangible assets	(26,682)	—
Goodwill	(21,767)	(20,650)
Operating lease right-of-use assets	(9,537)	(11,591)
Other	(101)	—
Total deferred tax liabilities	(108,350)	(79,777)
Net deferred tax liability	$(76,658)	$(34,115)
As of June 30, 2026, U.S. Federal operating loss carryforwards totaled $27.8 million; there is no expiration date.
Prepaid federal income taxes of $4.2 million and $0.1 million were included in Other Current Assets at June 30, 2026 and 2025, respectively. Prepaid state and local income taxes of $0.8 million and $0.6 million were included in Other Current Assets at June 30, 2026 and 2025, respectively.
Income taxes paid, net of refunds received, for the year ended June 30 were as follows:

2026
Federal	$30,700
State and local (1)	2,413
Income taxes paid, net of refunds received	$33,113
(1)No individual state or local jurisdiction exceeded 5% of total income taxes paid, net of refunds received.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

As previously disclosed, net cash payments for income taxes for each of the years ended June 30 were as follows:

	2025	2024
Net cash payments for income taxes	$52,515	$53,583

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
Retail - The vast majority of the products we sell in the Retail segment are sold through sales personnel, food brokers and distributors in the United States. We have products typically marketed in the shelf-stable section of the grocery store, which include licensed sauces and dressings, along with our own branded salad dressings, sauces and croutons. Within the frozen food section of the grocery store, we sell yeast rolls and garlic breads. We also have placement of products in grocery produce departments through our refrigerated salad dressings, licensed dressings, vegetable dips and fruit dips.
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
The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments in each of the years ended June 30:

	2026	2025	2024
Retail
Shelf-stable dressings, sauces and croutons	$424,652	$431,197	$424,605
Frozen breads	393,621	380,601	351,063
Refrigerated dressings, dips and other	184,496	191,611	212,756
Total Retail net sales	$1,002,769	$1,003,409	$988,424
Foodservice
Dressings and sauces	$679,530	$664,013	$660,460
Frozen breads and other	227,109	227,463	222,875
Other dressings and sauces for TSA	20,415	14,237	—
Total Foodservice net sales	$927,054	$905,713	$883,335
Total net sales	$1,929,823	$1,909,122	$1,871,759

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table provides an additional disaggregation of Foodservice net sales by type of customer in each of the years ended June 30:

	2026	2025	2024
Foodservice
National accounts	$714,073	$693,583	$692,340
Branded and other	192,566	197,893	190,995
Other dressings and sauces for TSA	20,415	14,237	—
Total Foodservice net sales	$927,054	$905,713	$883,335
The following tables provide financial information attributable to our reportable segments, including significant segment expenses, as well as certain amounts not allocated among our reportable segments. Net sales are predominately domestic. All intercompany transactions have been eliminated. Nonallocated corporate expenses include various expenses of a general corporate nature, transaction costs for acquisitions, costs related to certain divested or closed nonfood operations, and expenditures in 2024 for Project Ascent.

For The Year Ended June 30, 2026	Retail	Foodservice	Total
Net Sales	$1,002,769	$927,054	$1,929,823
Cost of Sales	698,267	754,268
Selling, General and Administrative Expenses	100,833	40,413
Restructuring, Impairment and Other, Net (1)	—	1,044
Total Segment Operating Income	$203,669	$131,329	$334,998
Nonallocated Corporate Expenses			113,355
Nonallocated Restructuring, Impairment and Other, Net (2)			(17,068)
Operating Income			$238,711
Interest Expense			(1,763)
Other, Net			5,022
Income Before Income Taxes			$241,970
(1)Foodservice restructuring, impairment and other in 2026 resulted from the impairment of manufacturing equipment, net of a recovery through an insurance claim.
(2)Nonallocated restructuring, impairment and other in 2026 resulted from the closure of our Milpitas, California sauce and dressing manufacturing facility, including a gain of $18.5 million on the sale of the related real property.

For The Year Ended June 30, 2025	Retail	Foodservice	Total
Net Sales	$1,003,409	$905,713	$1,909,122
Cost of Sales	700,254	753,222
Selling, General and Administrative Expenses	91,460	40,912
Total Segment Operating Income	$211,695	$111,579	$323,274
Nonallocated Corporate Expenses			97,855
Nonallocated Restructuring, Impairment and Other (1)			5,102
Operating Income			$220,317
Pension Settlement Charge			(13,968)
Other, Net			7,114
Income Before Income Taxes			$213,463
(1)Nonallocated restructuring, impairment and other in 2025 resulted from our decision to close our Milpitas, California sauce and dressing manufacturing facility, as well as our decision to transition our internal transportation fleet operation to an external dedicated carrier.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

For The Year Ended June 30, 2024	Retail	Foodservice	Total
Net Sales	$988,424	$883,335	$1,871,759
Cost of Sales	690,247	749,210
Selling, General and Administrative Expenses	90,517	37,031
Total Segment Operating Income	$207,660	$97,094	$304,754
Nonallocated Corporate Expenses			90,517
Nonallocated Restructuring, Impairment and Other (1)			14,874
Operating Income			$199,363
Other, Net			6,152
Income Before Income Taxes			$205,515
(1)Nonallocated restructuring, impairment and other in 2024 resulted from our decision to exit our perimeter-of-the-store bakery product lines.
The following table sets forth reconciliations of our reportable segments’ total identifiable assets to the consolidated totals as of June 30 and our reportable segments’ total depreciation and amortization expenses to the consolidated totals for each of the years ended June 30:

	2026	2025	2024
Identifiable Assets (1)
Retail & Foodservice (2)	$1,547,713	$1,083,381	$1,015,454
Corporate	57,307	191,343	191,477
Total	$1,605,020	$1,274,724	$1,206,931
Depreciation and Amortization
Retail & Foodservice (2)	$65,243	$57,095	$51,386
Corporate	6,203	5,073	4,510
Total	$71,446	$62,168	$55,896
(1)Long-lived assets are predominately domestic. Retail and Foodservice identifiable assets include those assets used in our operations and other intangible assets allocated to purchased businesses. The increase in Retail and Foodservice identifiable assets from June 30, 2025 to June 30, 2026 reflects the acquisition of Bachan’s. The increase in Retail and Foodservice identifiable assets from June 30, 2024 to June 30, 2025 reflects the acquisition of the Atlanta plant. Corporate assets consist principally of cash and equivalents and deferred software costs. The decrease in Corporate assets from June 30, 2025 to June 30, 2026 reflects lower cash and equivalents as the Bachan’s acquisition was partially funded with cash on hand.
(2)As discussed above, we do not present identifiable assets or depreciation and amortization separately by reportable segment.
Our relationship with Chick-fil-A, Inc. (“Chick-fil-A”), one of our national chain restaurant accounts, represents a significant portion of our consolidated net sales. In Foodservice, we primarily supply Chick-fil-A indirectly through multiple distributors with the remainder supplied directly to Chick-fil-A. None of these individual customers amounts to more than 10% of our consolidated net sales. Chick-fil-A is also a significant contributor to our Retail sales as we sell their sauce and dressing products into the retail channel through an exclusive license agreement. Retail segment net sales attributed to Walmart also represent a significant portion of our consolidated net sales. Total net sales attributed to Chick-fil-A, including the Retail sales resulting from the exclusive license agreement and the Foodservice sales, and Retail segment net sales attributed to Walmart for each of the years ended June 30 were as follows:

	2026	2025	2024
Net sales attributed to Chick-fil-A	$575,681	$548,222	$519,818
As a percentage of consolidated net sales	30%	29%	28%
Net sales attributed to Walmart (1)	$353,651	$367,274	$338,764
As a percentage of consolidated net sales (1)	18%	19%	18%
(1)Net sales attributed to Walmart include sales of Chick-fil-A products that are also presented in net sales attributed to Chick-fil-A.

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
Stock-Settled Stock Appreciation Rights
Prior to 2022, we used periodic grants of stock-settled stock appreciation rights (“SSSARs”) as a vehicle for rewarding certain employees with long-term incentives for their efforts in helping to create long-term shareholder value. Our policy is to issue shares upon SSSARs exercise from new shares that had been previously authorized. At June 30, 2026, there were no unvested SSSARs outstanding.
The following table summarizes our SSSARs compensation expense and tax benefits recorded for each of the years ended June 30:

	2026	2025	2024
Compensation expense	$—	$—	$1,038
Tax benefits	$—	$—	$90
Intrinsic value of exercises	$—	$(18)	$677
The total fair values of SSSARs vested for each of the years ended June 30 were as follows:

	2026	2025	2024
Fair value of vested rights	$—	$—	$1,175
The following table summarizes the activity relating to SSSARs granted under the plan for the year ended June 30, 2026:

	Number of Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of year	19	$175.76
Exercised	—	$—
Granted	—	$—
Forfeited	—	$—
Outstanding at end of year	19	$175.76	1.56	$—
Exercisable and vested at end of year	19	$175.76	1.56	$—
Vested and expected to vest at end of year	19	$175.76	1.56	$—
The following table summarizes information about the SSSARs outstanding by grant year at June 30, 2026:

	Outstanding				Exercisable
			Weighted Average
Grant Years	Range of Exercise Prices	Number Outstanding	Remaining Contractual Life in Years	Exercise Price	Number Exercisable	Weighted Average Exercise Price
2021	$167.18-$177.99	18	1.62	$177.40	18	$177.40
2020	$153.71	1	0.66	$153.71	1	$153.71
At June 30, 2026, there was no unrecognized compensation expense related to SSSARs.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Restricted Stock Units
In 2026, we made initial grants of restricted stock units as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In 2026, we granted restricted stock units to various employees under the terms of the plans. The following table summarizes information relating to these grants:

2026
Employees
Restricted stock units granted	41
Grant date fair value	$7,376
Weighted average grant date fair value per award	$178.59
Restricted stock units granted to employees generally vest 3 years after the grant date. Dividend equivalents earned during the vesting period are paid at the time the units vest.
In 2026, we also granted restricted stock units to our nonemployee directors under the terms of the 2025 Plan. The following table summarizes information relating to this grant:

2026
Nonemployee directors
Restricted stock units granted	7
Grant date fair value	$1,215
Weighted average grant date fair value per award	$171.74
Restricted stock units granted to nonemployee directors generally vest 1 year after the grant date. All of the units granted during 2026 are expected to vest. Dividend equivalents earned during the vesting period are paid to the directors at the time the units vest.
The following table summarizes our restricted stock units compensation expense and tax benefits recorded for the year ended June 30:

2026
Compensation expense	$2,336
Tax benefits	$392

The following table summarizes the activity relating to restricted stock units granted under the plans for the year ended June 30, 2026:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units at beginning of year	—	$—
Granted	48	$177.59
Vested	—	$—
Forfeited	(2)	$180.75
Unvested restricted stock units at end of year	46	$177.44
At June 30, 2026, there was $4.9 million of unrecognized compensation expense related to restricted stock units that we will recognize over a weighted-average period of 2 years.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Restricted Stock Awards
Prior to 2026, we used periodic grants of restricted stock awards as a vehicle for rewarding our nonemployee directors and certain employees with long-term incentives for their efforts in helping to create long-term shareholder value.
In 2025 and 2024, we granted shares of restricted stock awards to various employees under the terms of the 2015 Plan. The following table summarizes information relating to these grants:

	2025	2024
Employees
Restricted stock awards granted	38	33
Grant date fair value	$7,292	$6,076
Weighted average grant date fair value per award	$190.84	$185.05
The restricted stock awards under these employee grants generally vests 3 years after the grant date. Under the terms of our grants, employees receive dividends on unforfeited restricted stock awards regardless of their vesting status.
In 2025 and 2024, we also granted shares of restricted stock awards to our nonemployee directors under the terms of the 2015 Plan. The following table summarizes information relating to each of these grants:

	2025	2024
Nonemployee directors
Restricted stock awards granted	6	5
Grant date fair value	$1,215	$920
Weighted average grant date fair value per award	$200.28	$165.41
The restricted stock awards under these nonemployee director grants vested 1 year after the grant date. Dividends earned on the stock during the vesting period were paid to the directors at the time the stock vested. At June 30, 2026, our nonemployee directors had no unvested restricted stock awards.
The following table summarizes our restricted stock awards compensation expense and tax benefits recorded for each of the years ended June 30:

	2026	2025	2024
Compensation expense	$4,315	$5,673	$5,479
Tax benefits	$644	$859	$841
The total fair values of restricted stock awards vested for each of the years ended June 30 were as follows:

	2026	2025	2024
Fair value of vested shares	$4,979	$5,125	$3,287
The following table summarizes the activity relating to restricted stock awards granted under the plans for the year ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards at beginning of year	90	$181.33
Granted	—	$—
Vested	(30)	$167.48
Forfeited	(3)	$189.94
Unvested restricted stock awards at end of year	57	$188.10
At June 30, 2026, there was $2.6 million of unrecognized compensation expense related to restricted stock awards that we will recognize over a weighted-average period of 1 year.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Performance Units
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
These performance units generally vest 3 years after the grant date and are settled in shares of common stock equal to the number of performance units granted multiplied by a percentage between 0% and 200% depending on the achievement of the above-noted performance metrics over the 3-year performance period. Our policy is to issue shares upon the vesting of performance units from new shares that had been previously authorized. Dividend equivalents earned during the vesting period are paid at the time the awards vest.
In 2026, 2025 and 2024, we granted performance units to various employees under the terms of the 2015 Plan. The following table summarizes information relating to these grants:

	2026	2025	2024
Performance units granted	29	25	25
Grant date fair value	$5,925	$5,248	$4,745
Weighted average grant date fair value per award	$202.28	$206.54	$192.91
For our performance units with a performance condition, the grant-date fair value is equal to the closing price of our common stock on the grant date. For our performance units with a market condition, the grant-date fair value is estimated using a Monte Carlo simulation. The assumptions used in the Monte Carlo simulation were as follows:

	2026	2025	2024
Risk-free interest rate	3.65%	3.72%	4.60%
Dividend yield	2.12%	1.98%	1.78%
Volatility factor of the expected market price of our common stock	29.10%	26.40%	24.60%
The following table summarizes our performance units compensation expense and tax benefits recorded for each of the years ended June 30:

	2026	2025	2024
Compensation expense	$3,519	$3,306	$4,842
Tax benefits	$342	$321	$620
The following table summarizes information for our performance units that vested during each of the years ended June 30:

	2026	2025
Payout of revenue-based performance units	135%	174%
Payout of market-based performance units	186%	91%
Fair value of vested performance units	$3,714	$3,281
The following table summarizes the activity relating to performance units granted under the 2015 Plan for the year ended June 30, 2026:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested performance units at beginning of year	65	$191.72
Granted	29	$202.28
Vested	(21)	$174.67
Forfeited	(2)	$201.89
Unvested performance units at end of year	71	$200.89

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

At June 30, 2026, there was $5.1 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

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
Prior to the termination of the merged plan discussed above, the net periodic benefit costs were determined utilizing the following beginning-of-the-year assumptions:

	2025	2024
Discount rate	5.23%	5.18%
Expected long-term return on plan assets	5.00%	5.00%
Relevant information with respect to our pension benefits as of June 30 can be summarized as follows:

2025
Change in benefit obligation
Benefit obligation at beginning of year	$26,475
Interest cost	659
Actuarial gain	(834)
Benefits paid	(26,300)
Benefit obligation at end of year	$—

2025
Change in plan assets
Fair value of plan assets at beginning of year	$28,016
Actual return on plan assets	(1,716)
Employer contributions	—
Benefits paid	(26,300)
Fair value of plan assets at end of year	$—
The following table summarizes the components of net periodic benefit cost for our pension plans at June 30:

	2025	2024
Components of net periodic benefit cost
Interest cost	$659	$1,382
Expected return on plan assets	(668)	(1,375)
Amortization of unrecognized net loss	294	633
Settlement charge	13,968	—
Net periodic benefit cost	$14,253	$640

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 12 – Defined Contribution and Other Employee Plans
Company-Sponsored Defined Contribution Plans
We sponsor four defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code. Contributions are determined under various formulas, and we contributed to three of these plans in 2026. Costs related to such plans for each of the years ended June 30 were as follows:

	2026	2025	2024
Costs related to company-sponsored defined contribution plans	$7,893	$8,282	$6,922
Multiemployer Plans
In the three years ended June 30, 2026, one of our subsidiaries participated in a multiemployer plan that provides pension benefits to retiree workers under a collective bargaining contract. This plan generally provides for retirement, death and/or termination benefits for eligible employees within the collective bargaining contract, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if a participating employer chooses to stop participating in the multiemployer plan, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. We did not participate in any individually significant multiemployer plans that provide pension benefits in the three years ended June 30, 2026.

In the three years ended June 30, 2026, we contributed amounts to two multiemployer plans that provide health and welfare benefits. These benefits are not vested. The contributions required by our participation in these plans for each of the years ended June 30 were as follows:

	2026	2025	2024
Multiemployer health and welfare plan contributions	$3,527	$4,072	$3,047
We also make non-elective contributions for the union employees at our Bedford Heights, Ohio plant into a union-sponsored multiemployer 401(k) plan. Our contributions totaled $0.8 million, $1.0 million and $1.0 million in 2026, 2025 and 2024, respectively.
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
The following table summarizes our liability for total deferred compensation and accrued interest at June 30:

	2026	2025
Liability for deferred compensation and accrued interest	$5,216	$4,607

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
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
On May 1, 2026, we acquired Bachan’s. As allowed by the SEC guidance, we have excluded this business from our assessment of internal control over financial reporting due to the proximity of the acquisition date to the date of our assessment. The total assets (including goodwill and intangible assets) and net sales of Bachan’s represent 27% and less than 1% of consolidated total assets and net sales as of and for the year ended June 30, 2026, respectively.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Marzetti Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Marzetti Company and subsidiaries (the “Company”) as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated August 25, 2026, expressed an unqualified opinion on those financial statements.
As described in the Report of Management, management excluded from its assessment the internal control over financial reporting at Bachan’s, Inc., which was acquired on May 1, 2026, and whose financial statements constitute 27% and less than 1% of consolidated total assets and net sales, respectively, as of and for the year ended June 30, 2026. Accordingly, our audit did not include the internal control over financial reporting at Bachan’s, Inc.
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

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
August 25, 2026

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements. During the fourth quarter of 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our directors and executive officers, including the identification of the Audit Committee and the Audit Committee financial expert, is incorporated by reference to the information contained in our definitive proxy statement for our November 2026 Annual Meeting of Shareholders (“2026 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act.
The information regarding delinquent Section 16(a) reports, if any, is incorporated by reference to the material under the heading “Delinquent Section 16(a) Reports” in our 2026 Proxy Statement.
The information regarding changes, if any, in procedures by which shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information contained in our 2026 Proxy Statement.
The information regarding our Code of Conduct is incorporated by reference to the information contained in our 2026 Proxy Statement.
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and anyone employed by or associated with The Marzetti Company, which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. Our Insider Trading Policy is incorporated by reference as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information regarding executive officer and director compensation is incorporated by reference to the information contained in our 2026 Proxy Statement.
The information regarding Compensation Committee interlocks and insider participation and the Compensation Committee Report is incorporated by reference to the information contained in our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information contained in our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding certain relationships and related transactions and director independence is incorporated by reference to the information contained in our 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services
Information regarding fees paid to and services provided by our independent registered public accounting firm during the fiscal years ended June 30, 2026 and 2025 and the pre-approval policies and procedures of the Audit Committee is incorporated by reference to the information contained in our 2026 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(a) (1) Financial Statements. The following consolidated financial statements as of June 30, 2026 and 2025 and for each of the three years in the period ended June 30, 2026, together with the report thereon of Deloitte & Touche LLP dated August 25, 2026, are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets as of June 30, 2026 and 2025
Consolidated Statements of Income for the years ended June 30, 2026, 2025 and 2024
Consolidated Statements of Comprehensive Income for the years ended June 30, 2026, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended June 30, 2026, 2025 and 2024
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2026, 2025 and 2024
Notes to Consolidated Financial Statements
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

3.1	Second Amended and Restated Articles of Incorporation of The Marzetti Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (000-04065), filed June 30, 2025).

3.2	Second Amended and Restated Regulations of The Marzetti Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (000-04065), filed June 30, 2025).

4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (000-04065), filed August 21, 2025).

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K (000-04065), filed August 21, 2025).

10.1
Credit Agreement dated as of March 6, 2024 among Lancaster Colony Corporation, the Lenders, The Huntington National Bank as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed March 8, 2024).

10.2
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

10.5(a)	Lancaster Colony Corporation 2005 Executive Employee Deferred Compensation Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (000-04065), filed February 25, 2005).

10.6(a)	The Marzetti Company 2025 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (000-04065), filed October 20, 2025).

10.7(a)	Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (000-04065), filed October 9, 2015).

Exhibit Number	Description
10.8(a)
Form of Restricted Stock Unit Award Agreement for Directors under The Marzetti Company 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (000-04065), filed November 20, 2025).

10.9(a)
Form of Restricted Stock Unit Award Agreement for Employees and Consultants under The Marzetti Company 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (000-04065), filed November 20, 2025).

10.10(a)
Form of Restricted Stock Unit Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed November 4, 2025).

10.11(a)
Form of Stock Appreciation Rights Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed May 5, 2020).

10.12(a)
Form of Restricted Stock Award Agreement for Employees and Consultants under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed November 2, 2023).

10.13(a)
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

10.15(a)
First Amendment to Employment Agreement, dated October 27, 2016, between Lancaster Colony Corporation and David A. Ciesinski (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (000-04065), filed October 31, 2016).

10.16(a)	Employment Offer Letter to Thomas K. Pigott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed March 15, 2019).

10.17(a)	Employment Offer Letter to Tanya Berman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (000-04065), filed April 30, 2025).

10.18(a)	Lancaster Colony Corporation Form of Change in Control Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (000-04065), filed November 2, 2023).

10.19(a)	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (000-04065), filed November 15, 2018).

19
The Marzetti Company Amended and Restated Insider Trading Policy and Blackout Restrictions (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K (000-04065), filed August 21, 2025).

21*	Subsidiaries of Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Lancaster Colony Corporation Recoupment of Incentive Compensation Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K (000-04065), filed August 22, 2024).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description
104*	The cover page of The Marzetti Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MARZETTI COMPANY
(Registrant)

By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director

Date:	August 25, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID A. CIESINSKI	President, Chief Executive Officer	August 25, 2026
David A. Ciesinski	and Director
(Principal Executive Officer)

/s/ THOMAS K. PIGOTT	Vice President, Chief Financial Officer	August 25, 2026
Thomas K. Pigott	and Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ ALAN F. HARRIS	Chairman of the Board	August 20, 2026
Alan F. Harris	and Director

/s/ ZENA SRIVATSA ARNOLD	Director	August 19, 2026
Zena Srivatsa Arnold

/s/ BARBARA L. BRASIER	Director	August 19, 2026
Barbara L. Brasier

/s/ ROBERT L. FOX	Director	August 19, 2026
Robert L. Fox

/s/ ELLIOT K. FULLEN	Director	August 19, 2026
Elliot K. Fullen

/s/ JOHN B. GERLACH, JR.	Director	August 21, 2026
John B. Gerlach, Jr.

/s/ GREGORY L. HUGHES	Director	August 19, 2026
Gregory L. Hughes

/s/ MICHAEL H. KEOWN	Director	August 20, 2026
Michael H. Keown

/s/ GEORGE F. KNIGHT III	Director	August 20, 2026
George F. Knight III

/s/ ROBERT P. OSTRYNIEC	Director	August 19, 2026
Robert P. Ostryniec