Form 10-Q
period 2026-09-30
MARZETTI CO
filed 2026-11-03
CIK 57515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 9, 2026, there were approximately 27,242,000 shares of Common Stock, without par value, outstanding.

THE MARZETTI COMPANY AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share data)	September 30, 2026	June 30, 2026
ASSETS
Current Assets:
Cash and equivalents	$17,521	$25,096
Receivables	110,370	105,488
Inventories:
Raw materials	49,484	44,623
Finished goods	166,310	160,439
Total inventories	215,794	205,062
Other current assets	36,744	25,315
Total current assets	380,429	360,961
Property, Plant and Equipment:
Property, plant and equipment-gross	1,048,674	1,028,748
Less accumulated depreciation	492,720	477,194
Property, plant and equipment-net	555,954	551,554
Other Assets:
Goodwill	500,472	500,472
Other intangible assets-net	122,985	125,394
Operating lease right-of-use assets	39,724	42,628
Other noncurrent assets	24,563	24,011
Total	$1,624,127	$1,605,020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$180,893	$156,785
Accrued liabilities	57,035	64,751
Current portion of long-term debt	10,000	10,000
Total current liabilities	247,928	231,536
Long-Term Debt	186,813	189,276
Noncurrent Operating Lease Liabilities	33,402	34,966
Other Noncurrent Liabilities	19,114	19,434
Deferred Income Taxes	85,243	76,658
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock-authorized 3,050,000 shares; outstanding-none
Common stock-authorized 75,000,000 shares; outstanding-September 30, 2026-27,242,246 shares; June 30, 2026-27,291,221 shares	171,402	168,968
Retained earnings	1,713,213	1,711,330
Accumulated other comprehensive income	946	957
Common stock in treasury, at cost	(833,934)	(828,105)
Total shareholders’ equity	1,051,627	1,053,150
Total	$1,624,127	$1,605,020
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2026	2025
Net Sales	$481,522	$493,472
Cost of Sales	370,748	374,653
Gross Profit	110,774	118,819
Selling, General and Administrative Expenses	69,330	58,416
Restructuring, Impairment and Other, Net	—	1,143
Operating Income	41,444	59,260
Interest Expense	(2,797)	—
Other, Net	129	1,529
Income Before Income Taxes	38,776	60,789
Taxes Based on Income	9,476	13,607
Net Income	$29,300	$47,182
Net Income Per Common Share:
Basic	$1.08	$1.71
Diluted	$1.07	$1.71
Weighted Average Common Shares Outstanding:
Basic	27,226	27,455
Diluted	27,275	27,494
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2026	2025
Net Income	$29,300	$47,182
Other Comprehensive Loss, Net of Tax - Postretirement Benefit Plans	(11)	(15)
Comprehensive Income	$29,289	$47,167
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
(Amounts in thousands)	2026	2025
Cash Flows From Operating Activities:
Net income	$29,300	$47,182
Adjustments to reconcile net income to net cash provided by operating activities:
Impacts of noncash items:
Depreciation and amortization	20,471	16,709
Deferred income taxes and other changes	12,315	22,963
Stock-based compensation expense	2,848	2,645
Restructuring and impairment charges	—	1,143
Changes in operating assets and liabilities:
Receivables	(4,882)	(5,986)
Inventories	(10,732)	(4,733)
Other current assets	(12,133)	(24,597)
Accounts payable and accrued liabilities	13,767	14,184
Net cash provided by operating activities	50,954	69,510
Cash Flows From Investing Activities:
Payments for property additions	(17,834)	(15,627)
Other-net	(4,018)	(3,187)
Net cash used in investing activities	(21,852)	(18,814)
Cash Flows From Financing Activities:
Proceeds from debt	35,000	—
Repayments of debt	(37,500)	—
Payment of dividends	(27,417)	(26,318)
Purchase of treasury stock	(5,829)	(1,137)
Tax withholdings for stock-based compensation	(414)	(2,081)
Principal payments for finance leases	(517)	(485)
Net cash used in financing activities	(36,677)	(30,021)
Net change in cash and equivalents	(7,575)	20,675
Cash and equivalents at beginning of year	25,096	161,476
Cash and equivalents at end of period	$17,521	$182,151
Supplemental Disclosure of Operating Cash Flows:
Net cash payments for income taxes	$6,321	$12,931
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2026
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2026	27,291	$168,968	$1,711,330	$957	$(828,105)	$1,053,150
Net income			29,300			29,300
Postretirement benefit losses, net of $(4) tax effect				(11)		(11)
Cash dividends - common stock ($1.00 per share)			(27,417)			(27,417)
Purchase of treasury stock	(55)				(5,829)	(5,829)
Stock-based plans	6	(414)				(414)
Stock-based compensation expense		2,848				2,848
Balance, September 30, 2026	27,242	$171,402	$1,713,213	$946	$(833,934)	$1,051,627

	Three Months Ended September 30, 2025
(Amounts in thousands, except per share data)	Common Stock Outstanding		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2025	27,534	$160,886	$1,628,487	$961	$(791,839)	$998,495
Net income			47,182			47,182
Postretirement benefit losses, net of $(5) tax effect				(15)		(15)
Cash dividends - common stock ($0.95 per share)			(26,318)			(26,318)
Purchase of treasury stock	(6)				(1,137)	(1,137)
Stock-based plans	20	(2,081)				(2,081)
Stock-based compensation expense		2,645				2,645
Balance, September 30, 2025	27,548	$161,450	$1,649,351	$946	$(792,976)	$1,018,771
See accompanying notes to condensed consolidated financial statements.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 1 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of The Marzetti Company and our wholly-owned subsidiaries, collectively referred to as “we,” “us,” “our,” “registrant” or the “Company” and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and SEC Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for such periods. All such adjustments reflected in the interim condensed consolidated financial statements are considered to be of a normal recurring nature. Intercompany transactions and accounts have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our 2026 Annual Report on Form 10-K. Unless otherwise noted, the term “year” and references to a particular year pertain to our fiscal year, which begins on July 1 and ends on June 30; for example, 2027 refers to fiscal 2027, which is the period from July 1, 2026 to June 30, 2027.
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

	September 30,
	2026	2025
Construction in progress in Accounts Payable	$11,238	$4,657

Accrued Compensation and Employee Benefits
Accrued compensation and employee benefits included in Accrued Liabilities was $22.4 million and $30.7 million at September 30, 2026 and June 30, 2026, respectively.
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

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Basic and diluted net income per common share were calculated as follows:

	Three Months Ended September 30,
	2026	2025
Net income	$29,300	$47,182
Net income available to participating securities	(29)	(100)
Net income available to common shareholders	$29,271	$47,082

Weighted average common shares outstanding – basic	27,226	27,455
Incremental share effect from:
Nonparticipating restricted stock awards	—	5
Restricted stock units	36	20
Stock-settled stock appreciation rights	—	1
Performance units	13	13
Weighted average common shares outstanding – diluted	27,275	27,494

Net income per common share – basic	$1.08	$1.71
Net income per common share – diluted	$1.07	$1.71

Significant Accounting Policies
There were no changes to our Significant Accounting Policies from those disclosed in our 2026 Annual Report on Form 10-K.
Recent Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance requiring disclosure of disaggregated income statement expenses. For each relevant expense caption presented on the face of the income statement, the following expense components must be presented in a tabular format within the notes to the financial statements at each interim and annual reporting period: purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion expense. Certain amounts already required to be disclosed under current GAAP requirements must also be presented in the same disclosure as the new disaggregation requirements. The new guidance also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, the total amount of selling expenses must be disclosed, and, in annual reporting periods, our definition of selling expenses must also be provided. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. This guidance will be effective for our annual disclosures in fiscal 2028 and for our interim-period disclosures in fiscal 2029. As the guidance only relates to disclosures, there will be no impact on our financial position or results of operations.
In July 2025, the FASB issued new accounting guidance related to the measurement of credit losses for accounts receivable and contract assets. In developing reasonable and supportable forecasts as part of estimating credit losses, all entities may elect a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. An entity that elects the practical expedient should apply the amendment on a prospective basis. We adopted this guidance in the first quarter of fiscal 2027, and there was no impact on our financial position or results of operations.
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

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 2 – Acquisition
On May 1, 2026, we completed the acquisition of Bachan’s, Inc. (“Bachan’s”), the Japanese Barbecue Sauce brand known for its authentic, clean-label products. The transaction reinforces our expanding position in the sauce category and is expected to provide additional opportunities for growth through our retail and foodservice distribution network, supply chain capabilities, and culinary expertise. The purchase price of $399.3 million, net of cash acquired, was financed with cash on hand and a $200.0 million term loan. The results of operations for Bachan’s have been included in our condensed consolidated financial statements from the date of acquisition.
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
Further adjustments may occur to the allocation above as certain aspects of the transaction, primarily related to income taxes, are finalized during the measurement period.
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

Note 3 – Long-Term Debt
At September 30, 2026 and June 30, 2026, the First Amendment to our Credit Agreement (“Credit Agreement”) provided for the following:
•Revolving credit availability of $200 million with potential to expand the revolving credit availability to $400 million based on consent of the Administrative Agent and any incremental lenders and certain other conditions. All outstanding revolving loans are due and payable when the Credit Agreement expires on March 6, 2029. Revolving loans may be used for general corporate purposes.
•An additional $200 million term loan to finance our acquisition of Bachan’s. On April 29, 2026, we closed on the funding of the term loan. The maturity date for the term loan is April 29, 2031; however, the Amendment provides for a springing maturity date of March 6, 2029 if, by December 6, 2028, the Facility Termination Date has not been extended to April 29, 2031 or later with an Aggregate Revolving Commitment equal to or greater than the outstanding principal balance of the term loan (as such capitalized terms are defined in the Credit Agreement).

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Credit Agreement. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio.
The Credit Agreement contains certain restrictive covenants, including limitations on liens, asset sales and acquisitions. There are two principal financial covenants: an interest expense test that requires us to maintain an interest coverage ratio not less than 2.5 to 1 at the end of each fiscal quarter; and an indebtedness test that requires us to maintain a consolidated net leverage ratio not greater than 3.5 to 1, subject to certain exceptions. The interest coverage ratio is calculated by dividing Consolidated EBIT by Consolidated Interest Expense, and the leverage ratio is calculated by dividing Consolidated Net Debt by Consolidated EBITDA. All financial terms used in the covenant calculations are defined more specifically in the Credit Agreement.
We had the following borrowings outstanding at September 30, 2026 and June 30, 2026:

	September 30, 2026	June 30, 2026
Term loan (effective rate of 5.0% at September 30, 2026 and 4.8% at June 30, 2026)	$197,500	$200,000
Less: unamortized debt issuance costs	687	724
	196,813	199,276
Current portion of long-term debt	10,000	10,000
Long-term debt, less current portion	$186,813	$189,276
The carrying value of the long-term debt approximates its fair value because the term loan bears interest at a variable rate that reprices periodically to reflect current market rates. The estimated fair value of the term loan is classified as Level 2 within the fair value hierarchy.
At September 30, 2026 and June 30, 2026, we had $2.5 million and $2.6 million, respectively, of standby letters of credit outstanding, which reduced the amount available for borrowing under the Credit Agreement. We paid interest of $2.8 million for the three months ended September 30, 2026. We paid no interest for the three months ended September 30, 2025.
At September 30, 2026, contractual maturities of long-term debt, excluding unamortized debt issuance costs, were as follows:

Remainder of 2027	$7,500
2028	10,000
2029	10,000
2030	10,000
2031	160,000
Total	$197,500
Note 4 – Commitments and Contingencies
At September 30, 2026, we were a party to various claims and litigation matters arising in the ordinary course of business. Such matters did not have a material effect on the current-year results of operations and, in our opinion, their ultimate disposition is not expected to have a material effect on our consolidated financial statements.
We have a lease commitment with fixed cash payments totaling approximately $159 million for a lease that had not commenced as of September 30, 2026. This lease has an initial term of 15 years for warehousing space in Columbus, Ohio. In accordance with accounting guidance for leases, this commitment is properly excluded from the Condensed Consolidated Balance Sheet as of September 30, 2026. A right-of-use asset and lease liability will be recorded based on the present value of the lease payments when the lease commences later in fiscal 2027.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Note 5 – Goodwill and Other Intangible Assets
At both September 30, 2026 and June 30, 2026, goodwill attributable to the Retail and Foodservice segments was $435.1 million and $65.4 million, respectively.

The following table summarizes our identifiable other intangible assets:

	September 30, 2026	June 30, 2026
Customer Relationships (12-year life)
Gross carrying value	$84,000	$84,000
Accumulated amortization	(2,917)	(1,167)
Net carrying value	$81,083	$82,833
Proprietary Recipes (16-year life)
Gross carrying value	$29,000	$29,000
Accumulated amortization	(755)	(302)
Net carrying value	$28,245	$28,698
Tradename (17-year life)
Gross carrying value	$14,000	$14,000
Accumulated amortization	(343)	(137)
Net carrying value	$13,657	$13,863
Total net carrying value	$122,985	$125,394
Amortization expense for our other intangible assets, which is reflected in Selling, General and Administrative Expenses, was as follows:

	Three Months Ended September 30,
	2026	2025
Amortization expense	$2,409	$—
Total annual amortization expense for each of the next five years is estimated to be as follows:

2028	$9,636
2029	$9,636
2030	$9,636
2031	$9,636
2032	$9,636
Note 6 – Income Taxes
Prepaid federal income taxes of $10.0 million and $4.2 million were included in Other Current Assets at September 30, 2026 and June 30, 2026, respectively. Prepaid state and local income taxes of $0.4 million and $0.8 million were included in Other Current Assets at September 30, 2026 and June 30, 2026, respectively.
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
Retail - The vast majority of the products we sell in the Retail segment are sold through sales personnel, food brokers and distributors in the United States. Our sauce products, which include both licensed sauces and our own branded sauces, are typically marketed in the shelf-stable section of the grocery store. Our dressings and dips, which include licensed dressings, as well as our own branded dressings, vegetable dips and fruit dips, are marketed in both the shelf-stable section and the produce department of the grocery store. Our breads and pasta products include yeast rolls, garlic breads and pasta within the frozen food section of the grocery store, as well as pasta and croutons within the shelf-stable section of the grocery store.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

Foodservice - The vast majority of the products we sell in the Foodservice segment are sold through sales personnel, food brokers and distributors in the United States. Most of the products we sell in the Foodservice segment are custom-formulated sauces, dressings, pasta, frozen breads and yeast rolls. The majority of our Foodservice sales are products sold under private label to national chain restaurant accounts. We also manufacture and sell various branded Foodservice products to distributors. Finally, within this segment, we manufactured and sold certain salad dressing and sauce products under a temporary supply agreement (“TSA”) resulting from our acquisition of a sauce and dressing production facility located in Atlanta, Georgia. The TSA sales commenced in March 2025 and concluded during the quarter ended March 31, 2026.
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

The following table sets forth net sales disaggregated by class of similar products for the Retail and Foodservice segments. In fiscal 2027, we revised the product categories within each segment to better reflect how management views and manages our product portfolio. Prior-year data has been recast to conform to the current presentation. These changes had no impact on the determination of our reportable segments; the segment-level financial information regularly reviewed by our CODM; or our previously reported consolidated net sales, Retail segment net sales, or Foodservice segment net sales.

	Three Months Ended September 30,
	2026	2025
Retail
Sauces	$64,476	$47,939
Dressings and dips	76,570	89,578
Breads, pasta and other	111,675	110,328
Total Retail net sales	$252,721	$247,845
Foodservice
Sauces	$130,094	$126,766
Dressings	44,221	48,352
Breads, pasta and other	54,486	59,818
Other dressings and sauces for TSA	—	10,691
Total Foodservice net sales	$228,801	$245,627
Total net sales	$481,522	$493,472
The following table provides an additional disaggregation of Foodservice net sales by type of customer:

	Three Months Ended September 30,
	2026	2025
Foodservice
National accounts	$181,836	$183,832
Branded and other	46,965	51,104
Other dressings and sauces for TSA	—	10,691
Total Foodservice net sales	$228,801	$245,627

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

For The Three Months Ended September 30, 2026	Retail	Foodservice	Total
Net Sales	$252,721	$228,801	$481,522
Cost of Sales	183,655	187,093
Selling, General and Administrative Expenses	31,890	11,315
Total Segment Operating Income	$37,176	$30,393	$67,569
Nonallocated Corporate Expenses			26,125
Operating Income			$41,444
Interest Expense			(2,797)
Other, Net			129
Income Before Income Taxes			$38,776

For The Three Months Ended September 30, 2025	Retail	Foodservice	Total
Net Sales	$247,845	$245,627	$493,472
Cost of Sales	174,275	200,378
Selling, General and Administrative Expenses	22,959	10,481
Total Segment Operating Income	$50,611	$34,768	$85,379
Nonallocated Corporate Expenses			24,976
Nonallocated Restructuring, Impairment and Other (1)			1,143
Operating Income			$59,260
Other, Net			1,529
Income Before Income Taxes			$60,789
(1)Nonallocated restructuring, impairment and other in fiscal 2026 resulted from the closure of our Milpitas, California sauce and dressing manufacturing facility.

THE MARZETTI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

The following table sets forth reconciliations of our reportable segments’ total identifiable assets to the consolidated totals and our reportable segments’ total depreciation and amortization expenses to the consolidated totals:

	September 30, 2026	June 30, 2026
Identifiable Assets (1)
Retail & Foodservice (2)	$1,565,091	$1,547,713
Corporate	59,036	57,307
Total	$1,624,127	$1,605,020

	Three Months Ended September 30,
	2026	2025
Depreciation and Amortization
Retail & Foodservice (2)	$18,970	$15,316
Corporate	1,501	1,393
Total	$20,471	$16,709
(1)Long-lived assets are predominately domestic. Retail and Foodservice identifiable assets include those assets used in our operations and other intangible assets allocated to purchased businesses. Corporate assets consist principally of cash and equivalents, deferred software costs and prepaid income taxes. The composition of our identifiable assets at September 30, 2026 is generally consistent with that of June 30, 2026.
(2)As discussed above, we do not present identifiable assets or depreciation and amortization separately by reportable segment.
Note 8 – Stock-Based Compensation
Our shareholders previously approved the Lancaster Colony Corporation 2015 Omnibus Incentive Plan (the “2015 Plan”). As the 2015 Plan expired in November 2025, we obtained shareholder approval of The Marzetti Company 2025 Omnibus Incentive Plan (the “2025 Plan”) at our November 2025 Annual Meeting of Shareholders. The 2025 Plan did not affect any currently outstanding equity awards granted under the 2015 Plan. The 2025 Plan reserved 1,500,000 common shares for issuance to our employees and directors. All awards granted under these plans will be exercisable at prices not less than fair market value as of the date of the grant. The vesting period for awards granted under these plans varies as to the type of award granted, and the maximum term of these awards is seven years.
Our restricted stock units compensation expense was $0.9 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively. At September 30, 2026, there was $10.0 million of unrecognized compensation expense related to restricted stock units that we will recognize over a weighted-average period of 2 years.
Our restricted stock awards compensation expense was $0.8 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively. At September 30, 2026, there was $1.8 million of unrecognized compensation expense related to restricted stock awards that we will recognize over a weighted-average period of 1 year.
Our performance units compensation expense was $1.1 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively. At September 30, 2026, there was $9.1 million of unrecognized compensation expense related to performance units that we will recognize over a weighted-average period of 2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on July 1 and ends on June 30. Unless otherwise noted, references to “year” pertain to our fiscal year; for example, 2027 refers to fiscal 2027, which is the period from July 1, 2026 to June 30, 2027.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto, all included elsewhere in this report, and our 2026 Annual Report on Form 10-K.
We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). We have also presented Adjusted Consolidated Net Sales, Adjusted Foodservice Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Income and Adjusted Net Income Per Diluted Share (“Adjusted Diluted EPS”), each of which is considered a non-GAAP financial measure, to supplement the financial information included in this report. Refer to the “Reconciliation of GAAP to non-GAAP Financial Measures” section below for additional information and reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
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

RESULTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per share data)	Three Months Ended September 30,
	2026	2025	Change
Net Sales	$481,522	$493,472	$(11,950)	(2.4)%
Cost of Sales	370,748	374,653	(3,905)	(1.0)%
Gross Profit	110,774	118,819	(8,045)	(6.8)%
Gross Margin	23.0%	24.1%
Selling, General and Administrative Expenses	69,330	58,416	10,914	18.7%
Restructuring, Impairment and Other, Net	—	1,143	(1,143)	(100.0)%
Operating Income	41,444	59,260	(17,816)	(30.1)%
Operating Margin	8.6%	12.0%
Interest Expense	(2,797)	—	(2,797)	N/M
Other, Net	129	1,529	(1,400)	(91.6)%
Income Before Income Taxes	38,776	60,789	(22,013)	(36.2)%
Taxes Based on Income	9,476	13,607	(4,131)	(30.4)%
Effective Tax Rate	24.4%	22.4%
Net Income	$29,300	$47,182	$(17,882)	(37.9)%
Diluted Net Income Per Common Share	$1.07	$1.71	$(0.64)	(37.4)%
Net Sales
Consolidated net sales for the three months ended September 30, 2026 decreased 2.4% to $481.5 million versus $493.5 million last year, reflecting higher net sales for the Retail segment, which were more than offset by lower net sales for the Foodservice segment. Retail segment net sales benefited from $17.8 million of incremental sales resulting from the acquisition of Bachan’s that was completed on May 1, 2026, as partially offset by organic volume declines, which included the unfavorable impacts of the cyclospora outbreak on product demand and sales. The decline in Foodservice segment net sales was driven by the impact of prior-year sales attributed to a temporary supply agreement (“TSA”) resulting from our February 2025 acquisition of a sauce and dressing production facility located in Atlanta, Georgia (“Atlanta plant”), as well as the unfavorable impact of the cyclospora outbreak. The TSA sales commenced in March 2025 and concluded during the quarter ended March 31, 2026. Foodservice segment net sales benefited from a modest level of inflationary pricing.
Breaking down the 2.4% decrease in consolidated net sales as summarized in the table below, lower organic volumes and product mix accounted for a decrease of approximately 460 basis points, the net pricing impact accounted for an increase of approximately 80 basis points, incremental sales from Bachan’s contributed approximately 360 basis points, and lower sales attributed to the TSA accounted for a decline of approximately 220 basis points. Excluding all prior-year sales attributed to the TSA, Adjusted Consolidated Net Sales for the three months ended September 30, 2026 decreased 0.3%.

Breakdown of % Change in Consolidated Net Sales	Three Months Ended September 30, 2026
Change in Organic Sales Volume / Mix	$(22,753)	(4.6)%
Net Pricing Impact	3,694	0.8
Incremental Sales from Bachan’s	17,800	3.6
Incremental Sales for Temporary Supply Agreement (TSA)	(10,691)	(2.2)
Total Change in Net Sales	$(11,950)	(2.4)%
Consolidated sales volumes, measured in pounds shipped, decreased 4.7% for the three months ended September 30, 2026. Excluding the impact of all sales attributed to the TSA, consolidated sales volumes decreased 2.4%.

See discussion of net sales by segment following the discussion of “Earnings Per Share” below.
Gross Profit
Consolidated gross profit for the three months ended September 30, 2026 decreased $8.0 million to $110.8 million. The decline in consolidated gross profit reflects the unfavorable impacts of the reduced sales and associated effects of lower production volumes on our plant operations; higher freight costs; and costs for the addition of new production capacity at our sauce and dressing facility in Atlanta, Georgia, as partially offset by our cost savings programs. Reported gross margin decreased 110 basis points while Adjusted Gross Margin decreased 160 basis points.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2026 increased 18.7% to $69.3 million compared to $58.4 million in the prior-year period. In addition to incremental core SG&A expenses for Bachan’s, the higher SG&A expenses in the current year also include $2.4 million in incremental noncash amortization expense for Bachan’s intangible assets.
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
Operating Income
Operating income decreased $17.8 million to $41.4 million for the three months ended September 30, 2026. The lower level of operating income primarily reflects the reduced gross profit and higher SG&A expenses. Excluding Bachan’s current-year intangible asset amortization in SG&A and the prior-year charges in Restructuring, Impairment and Other, Adjusted Operating Income decreased $16.6 million to $43.9 million.

See discussion of operating results by segment following the discussion of “Earnings Per Share” below.
Interest Expense
For the three months ended September 30, 2026, interest expense totaled $2.8 million related to borrowings under the First Amendment to our Credit Agreement (“Credit Agreement”). See further discussion in Note 3 to the condensed consolidated financial statements.
Taxes Based on Income
Our effective tax rate was 24.4% and 22.4% for the three months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, our effective tax rate varied from the statutory federal income tax rate as a result of the following factors:

	Three Months Ended September 30,
	2026	2025
Statutory rate	21.0%	21.0%
State and local income taxes, net of federal effect	2.3	1.8
Tax credits	(1.0)	(0.6)
Net shortfall (windfall) tax impact - stock-based compensation	0.9	(0.5)
Other	1.2	0.7
Effective rate	24.4%	22.4%
We include the tax consequences related to stock-based compensation within the computation of income tax expense. We may experience increased volatility to our income tax expense and resulting net income dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity such as employee exercises of stock-settled stock appreciation rights and vestings of restricted stock awards, restricted stock units and performance units. For the three months ended September 30, 2026, the impact of net shortfalls from stock-based compensation increased our effective tax rate by 0.9%. For the three months ended September 30, 2025, the impact of net windfalls from stock-based compensation reduced our effective tax rate by 0.5%.
Earnings Per Share
As influenced by the factors discussed above, diluted net income per share for the first quarter of 2027 totaled $1.07, as compared to $1.71 per diluted share in the prior year. For the three months ended September 30, 2026, amortization of intangible assets reduced diluted earnings per share by $0.07. For the three months ended September 30, 2025, restructuring and impairment charges reduced diluted earnings per share by $0.03. The resulting Adjusted Diluted EPS was $1.14 in the current-year quarter versus $1.74 last year.
Diluted weighted average common shares outstanding have remained relatively stable for the current and prior-year periods ended September 30.

RESULTS OF OPERATIONS - SEGMENTS
Retail Segment

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	Change
Net Sales	$252,721	$247,845	$4,876	2.0%
Operating Income	$37,176	$50,611	$(13,435)	(26.5)%
Operating Margin	14.7%	20.4%
For the three months ended September 30, 2026, Retail segment net sales increased 2.0% to $252.7 million from the prior-year total of $247.8 million. The increase in Retail segment net sales reflects $17.8 million of incremental sales from Bachan’s, as partially offset by lower sales volumes for the remainder of the segment. The cyclospora outbreak had a notably unfavorable impact on Retail segment net sales, accounting for an estimated year-over-year net sales decline of approximately 4% due to lower demand for our dressing, dip and crouton products. Retail segment sales volumes, measured in pounds shipped, increased 0.4%. Excluding Bachan’s, Retail segment sales volumes declined 7.1%.
For the three months ended September 30, 2026, Retail segment operating income decreased 26.5% to $37.2 million due to the lower organic sales volumes and associated unfavorable impacts on our plant operations along with increased freight costs, as partially offset by our cost savings programs.
Foodservice Segment

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	Change
Net Sales	$228,801	$245,627	$(16,826)	(6.9)%
Operating Income	$30,393	$34,768	$(4,375)	(12.6)%
Operating Margin	13.3%	14.2%
For the three months ended September 30, 2026, Foodservice segment net sales decreased 6.9% to $228.8 million compared to $245.6 million in the prior-year period due to last year’s TSA sales and lower core sales volumes which reflect the unfavorable impact of the cyclospora outbreak. The outbreak is estimated to have reduced Foodservice segment net sales by approximately 2%, as partially offset by increased demand from select national chain restaurant account customers and the benefit of inflationary pricing. Excluding all sales attributed to the TSA resulting from the February 2025 Atlanta plant acquisition, Adjusted Foodservice Net Sales decreased 2.6%. Foodservice segment sales volumes, measured in pounds shipped, decreased 7.6%. Excluding all TSA sales, Foodservice sales volumes decreased 4.1%.
For the three months ended September 30, 2026, Foodservice segment operating income decreased 12.6% to $30.4 million due to the lower sales volumes and associated unfavorable impacts on our plant operations; increased freight costs; and costs for the addition of new production capacity at our sauce and dressing facility in Atlanta, Georgia, as partially offset by our cost savings programs and inflationary pricing.
Corporate Expenses
For the three months ended September 30, 2026 and 2025, corporate expenses totaled $26.1 million and $25.0 million, respectively. The increase was primarily driven by increased investments in personnel and IT.
LOOKING FORWARD
Looking forward to our fiscal second quarter and the remainder of the fiscal year, we anticipate Retail segment sales will continue to benefit from incremental sales attributed to the Bachan’s acquisition in addition to contributions from new items that we recently launched or have planned for introduction later this year. In the Foodservice segment, we expect sales to remain supported by select quick-service restaurant customers in our mix of national chain restaurant accounts. We continue to anticipate a moderate level of commodity cost inflation, in addition to significantly higher diesel and freight costs, most or all of which we expect to mitigate through inflationary pricing and our cost savings programs as we remain focused on margin improvement.

FINANCIAL CONDITION
Cash Flows
For the three months ended September 30, 2026, net cash provided by operating activities totaled $51.0 million, as compared to $69.5 million in the prior-year period. This decrease was primarily due to the lower net income. The changes in other current assets and deferred income taxes were largely offsetting and resulted from tax timing benefits.
Cash used in investing activities for the three months ended September 30, 2026 was $21.9 million, as compared to $18.8 million in the prior year. This increase primarily reflects a slightly higher level of payments for property additions in the current year.
Cash used in financing activities for the three months ended September 30, 2026 of $36.7 million increased from the prior-year total of $30.0 million. This increase primarily reflects higher levels of share repurchases and current-year debt repayments, net of proceeds from borrowings.
Liquidity and Capital Resources
Under our Credit Agreement, we may borrow up to a maximum of $200 million at any one time on a revolving credit basis, as well as an additional $200 million under a term loan to finance our acquisition of Bachan’s. At September 30, 2026, we had outstanding borrowings of $197.5 million under the term loan and no revolving loans outstanding. At September 30, 2026, we had $2.5 million of standby letters of credit outstanding, which reduced the amount available for borrowing under the Credit Agreement. The Credit Agreement expires in March 2029, and all outstanding revolving loans are then due and payable. The maturity date for the term loan is April 29, 2031; however, there is a springing maturity date of March 6, 2029, if, by December 6, 2028, the Facility Termination Date has not been extended to April 29, 2031 or later with an aggregate revolving commitment equal to or greater than the outstanding principal balance of the term loan. Interest is variable based upon formulas tied to SOFR or an alternate base rate defined in the Credit Agreement. We must also pay facility fees that are tied to our then-applicable consolidated leverage ratio. Revolving loans may be used for general corporate purposes.
The Credit Agreement contains certain restrictive covenants, including limitations on liens, asset sales and acquisitions, and financial covenants relating to interest coverage and leverage. At September 30, 2026, we were in compliance with all applicable provisions and covenants of the Credit Agreement, and we exceeded the requirements of the financial covenants by substantial margins. At September 30, 2026, there were no events that would constitute a default under the Credit Agreement.
We currently expect to remain in compliance with the Credit Agreement’s covenants for the foreseeable future. However, a default under the Credit Agreement could accelerate the repayment of any then outstanding indebtedness and limit our access to $200 million of additional revolving credit available under the Credit Agreement. Such an event could require a reduction in or curtailment of cash dividends or share repurchases, reduce or delay beneficial expansion or investment plans, or otherwise impact our ability to meet our obligations when due.
We believe that cash provided by operating activities and our existing balances in cash and equivalents, in addition to that available under the Credit Agreement, should be adequate to meet our core liquidity needs over the next 12 months, including the projected levels of capital expenditures and dividend payments. If we were to borrow outside of the Credit Agreement under current market terms, our average interest rate may increase and have an adverse effect on our results of operations. Based on our current plans and expectations, we believe our capital expenditures for 2027 could total approximately $90 million.
Beyond the next 12 months, we expect that cash provided by operating activities will be the primary source of liquidity. This source, combined with our existing balances in cash and equivalents and amounts available under the Credit Agreement, is expected to be sufficient to meet our overall cash requirements.
We have various contractual and other obligations that are appropriately recorded as liabilities in our condensed consolidated financial statements. Certain other contractual obligations are not recognized as liabilities in our condensed consolidated financial statements. Examples of such obligations are commitments to purchase raw materials or packaging inventory that has not yet been received as of September 30, 2026, lease commitments that have not yet commenced as of September 30, 2026, and purchase orders and longer-term purchase arrangements related to the procurement of services, including IT service agreements, and property, plant and equipment. The majority of these obligations, other than lease commitments, is expected to be due within one year.

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
Adjusted Consolidated Net Sales, Adjusted Foodservice Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures that exclude non-core sales and cost of sales attributed to the TSA made in connection with our February 2025 acquisition of Winland’s Atlanta-based sauce and dressing production facility. The TSA sales are included in the reported net sales for our Foodservice segment and did not contribute meaningfully to gross profit. The TSA sales commenced in March 2025 and concluded during the quarter ended March 31, 2026. The following table presents a reconciliation between net sales, cost of sales, gross profit and gross margin as reported in accordance with GAAP and Adjusted Consolidated Net Sales, Adjusted Foodservice Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit and Adjusted Gross Margin for the three month periods ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(Dollars in thousands)	Reported	TSA-Related	Adjusted (non-GAAP)	Reported	TSA-Related	Adjusted (non-GAAP)
Consolidated
Net Sales	$481,522	$—	$481,522	$493,472	$10,691	$482,781
Cost of Sales	370,748	—	370,748	374,653	10,691	363,962
Gross Profit	$110,774	$—	$110,774	$118,819	$—	$118,819
Gross Margin	23.0%	—%	23.0%	24.1%	—%	24.6%

Foodservice Segment
Foodservice Net Sales	$228,801	$—	$228,801	$245,627	$10,691	$234,936
Adjusted Operating Income and Adjusted Diluted EPS are non-GAAP financial measures that exclude certain items affecting comparability, which can impact the analysis of our underlying core business performance and trends. The following table presents a reconciliation between 1) operating income as reported in accordance with GAAP and Adjusted Operating Income and 2) diluted EPS as reported in accordance with GAAP and Adjusted Diluted EPS for the three month periods ended September 30, 2026 and 2025. The current-year adjustment reflects incremental SG&A expenses attributed to the amortization of intangible assets resulting from the Bachan’s acquisition. The prior-year adjustment reflects restructuring and impairment charges resulting from the closure of our sauce and dressing production facility in Milpitas, California.

Dollars in thousands, except per share data	Reported	SG&A Expenses - Intangibles Amortization	Restructuring, Impairment and Other, Net	Adjusted (non-GAAP) *
Three Months Ended September 30, 2026
Operating Income	$41,444	$2,409	$—	$43,853
Diluted EPS	$1.07	$0.07	$—	$1.14
Three Months Ended September 30, 2025
Operating Income	$59,260	$—	$1,143	$60,403
Diluted EPS	$1.71	$—	$0.03	$1.74
Change:
Operating Income ($)	$(17,816)	$2,409	$(1,143)	$(16,550)
Operating Income (%)	(30.1)%	N/M	(100.0)%	(27.4)%
Diluted EPS ($)	$(0.64)	$0.07	$(0.03)	$(0.60)
Diluted EPS (%)	(37.4)%	N/M	(100.0)%	(34.5)%
* The sum of individual per share amounts may not add due to rounding.

CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies from those policies disclosed in our 2026 Annual Report on Form 10-K.
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
•dependence on key personnel and changes in key personnel;
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
•changes in estimates in critical accounting judgments; and
•certain other factors, including the information disclosed in our discussion of risk factors under Item 1A of our 2026 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks have not changed materially from those disclosed in our 2026 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and 2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Item 1A in our 2026 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) In November 2010, our Board of Directors approved a share repurchase authorization of 2,000,000 common shares, of which 775,408 common shares remained authorized for future repurchases at September 30, 2026. Purchases under the share repurchase authorization may be made from time to time in the open market, in privately negotiated transactions, block trades, accelerated share repurchase transactions, purchases through 10b5-1 trading plans, or by any combination of such methods. The timing and amount of any repurchases pursuant to the share repurchase authorization will be determined based on market conditions, share price and other factors. This share repurchase authorization does not have a stated expiration date. In the first quarter, we made the following repurchases of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1-31, 2026	—	$—	—	823,584
August 1-31, 2026(1)	7,147	$116.03	—	823,584
September 1-30, 2026	48,176	$103.79	48,176	775,408
Total	55,323	$105.37	48,176	775,408
(1)Includes 7,147 shares in August 2026 that were repurchased in satisfaction of tax withholding obligations arising from the vesting of restricted stock awards granted to employees under the Lancaster Colony Corporation 2015 Omnibus Incentive Plan.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements. During the first quarter of fiscal 2027, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408(a) of Regulation S-K.
Item 6. Exhibits
See Index to Exhibits below.
INDEX TO EXHIBITS

Exhibit Number	Description

10.1(a)	Form of Restricted Stock Unit Award Agreement for Employees and Consultants under The Marzetti Company 2025 Omnibus Incentive Plan.

10.2(a)	Form of Performance Unit Award Agreement for Employees and Consultants under The Marzetti Company 2025 Omnibus Incentive Plan.

31.1(a)	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(a)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	The cover page of The Marzetti Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within Exhibit 101 attachments)

(a)	Filed herewith

(b)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARZETTI COMPANY
(Registrant)
Date:	November 3, 2026	By:	/s/ DAVID A. CIESINSKI
David A. Ciesinski
President, Chief Executive Officer
and Director
(Principal Executive Officer)

Date:	November 3, 2026	By:	/s/ THOMAS K. PIGOTT
Thomas K. Pigott
Vice President, Chief Financial Officer
and Assistant Secretary
(Principal Financial and Accounting Officer)